Form 10-Q
period 1996-03-31
REUNION INDUSTRIES INC
filed 1996-05-15
CIK 1003429

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
       _____________

COMMISSION FILE NUMBER 1-7726


                            REUNION INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                              06-1439715
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)           Identification Number)

                             62 SOUTHFIELD AVENUE
                        ONE STAMFORD LANDING  SUITE 208
                              STAMFORD, CT 06902
                   (Address of principal executive offices)

                                 (203) 324-8858
              (Registrant's telephone number, including area code)

                           REUNION RESOURCES, COMPANY
            2801 POST OAK BOULEVARD,  SUITE 400,  HOUSTON, TX 77056
        (Former name, former address and former fiscal year if changed)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      NO     .
                                 ------     ------


 As of March 31, 1996, the Registrant had 3,855,085 shares of common stock, par value $.01, outstanding.

================================================================================

                               TABLE OF CONTENTS


                                                            PAGE
                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheets - March 31, 1996 (Unaudited)
    and December 31, 1995                                      2

   Consolidated Statements of Operations (Unaudited)
    Three Months Ended March 31, 1996 and 1995                 4

   Consolidated Statements of Cash Flows (Unaudited)
    Three Months Ended March 31, 1996 and 1995                 5

   Notes to Consolidated Financial Statements (Unaudited)      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                   10

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                     14

SIGNATURE                                                     15

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           REUNION  INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                MARCH 31         DECEMBER 31,
                                                                  1996               1995
                                                               ----------       -------------
                                                               (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                     $   246           $   529
  Accounts Receivable, Less Allowance
   for Doubtful Accounts of $440 and $315,
   respectively                                                   8,171             4,792

  Inventories                                                     4,294             2,560
  Customer Tooling-in-process                                       650               855
  Prepaid Expenses and Other Current Assets                       1,338             1,389
                                                                -------           -------

         Total Current Assets                                    14,699            10,125
                                                                -------           -------

Property, Plant and Equipment--Net                               26,600            20,224
                                                                -------           -------

OTHER ASSETS
  Net Assets of Discontinued Oil                                 10,334            11,590
   and Gas Operations
  Goodwill                                                        8,961             4,591
  Investment in Joint Venture                                     2,135             2,129
  Assets Held for Sale                                            2,207             2,185
  Other                                                           1,365             1,091
                                                                -------           -------

                                                                 25,002            21,586
                                                                -------           -------
                                                                $66,301           $51,935
                                                                =======           =======

         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                MARCH 31         DECEMBER 31,
                                                                  1996               1995
                                                               ----------       -------------
                                                               (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current Portion of Long-Term Debt                            $ 5,503           $ 4,279
   Accounts Payable                                               5,779             3,376
   Advances From Customers                                        1,749             1,574
   Other Current Liabilities                                      5,097             2,886
                                                                -------           -------
       Total Current Liabilities                                 18,128            12,115

Long-Term Debt                                                    9,473             3,132
Long-Term Debt - Related Parties                                  5,852             4,815
Other Liabilities                                                 2,137               619
                                                                -------           -------

       Total Liabilities                                         35,590            20,681
                                                                -------           -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

   Common Stock  ($.01 par value; 8,000 authorized;
     4,112 issued; and 3,855 outstanding)                            40                40
   Additional Paid-in Capital                                    31,037            31,037
   Retained Earnings (Since January 1, 1989)                      1,432             1,975
   Less Treasury Shares, at cost (257 shares)                    (1,798)           (1,798)
                                                                -------           -------
       Total Shareholders' Equity                                30,711            31,254
                                                                -------           -------
                                                                $66,301           $51,935
                                                                =======           =======

         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               ------------------------
                                                   1996          1995
                                               ------------------------
OPERATING REVENUE
  Plastic Products                               $13,952       $     -
                                                 -------       -------
                                                  13,952             0

OPERATING COSTS AND EXPENSES
  Plastic Products - Cost of Sales                11,766             -
  Agriculture - Operating Costs                       75             2
  Selling, General and Administrative              2,082           435
                                                 -------       -------
                                                  13,923           437
                                                 -------       -------
OPERATING PROFIT (LOSS)                               29          (437)
                                                 -------       -------
OTHER INCOME AND (EXPENSE)
  Interest Expense                                  (595)          (61)
  Gain on Sale of Mineral Properties                   -           133
  Other, Including Interest Income                    28            (7)
                                                 -------       -------
                                                    (567)           65
                                                 -------       -------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES                                             (538)         (372)
  INCOME TAX EXPENSE                                  (4)            -
                                                 -------       -------
LOSS FROM CONTINUING OPERATIONS                     (542)         (372)

LOSS FROM DISCONTINUED
  OIL AND GAS OPERATIONS                               -        (3,877)
                                                 -------       -------
NET LOSS                                         $  (542)      $(4,249)
                                                 =======       =======
NET LOSS PER COMMON SHARE AND
 COMMON SHARE EQUIVALENT --
 PRIMARY AND FULLY DILUTED
  LOSS FROM CONTINUING OPERATIONS                $  (.14)      $  (.10)
  LOSS FROM DISCONTINUED OPERATIONS                    -         (1.02)
                                                 -------       -------
  NET LOSS                                       $  (.14)      $ (1.12)
                                                 =======       =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 AND COMMON SHARE EQUIVALENTS OUTSTANDING          3,855         3,805
                                                 =======       =======

         See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       -------------------------------
                                                                           1996                1995
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                             $    (542)            $(4,249)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided By Operating Activities
      Impairment of Oil and Gas Properties                                     -               3,858
      Depreciation, Depletion and Amortization                               477                 624
      Other                                                                    -                (192)
                                                                       ---------             -------
                                                                             (65)                 41
Changes in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable                              38               1,016
      (Increase) Decrease in Other Current Assets                            476                 (93)
      Increase (Decrease) in Current Liabilities                             809              (1,041)
      Other                                                                 (205)                (22)
                                                                       ---------             -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        1,053                 (99)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Rostone Net of Cash Acquired                               (118)                  -
  Change in Net Assets of Discontinued Operations                          1,256                   -
  Exploration and Development of Oil and Gas Properties                        -                (755)
  Investment In and Advances to The Juliana Preserve                          (6)               (294)
  Other Capital Expenditures                                                (296)                (19)
  Other                                                                        -                 (16)
                                                                       ---------             -------
NET CASH PROVIDED BY (USED IN) INVESTIGATING ACTIVITIES                      836              (1,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Revolver Borrowings                               3,612                   -
  Proceeds from Issuance of Debt Obligations                                 500                   -
  Payments of Debt Obligations                                            (6,284)                (70)
  Proceeds From Exercise of Common Stock Options                               -                  21
                                                                       ---------             -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (2,172)                (49)

DECREASE IN CASH AND CASH EQUIVALENTS                                        283              (1,232)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             529               9,225
                                                                       ---------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $     246             $ 7,993
                                                                       =========             =======

         See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (in thousands except per share data)

NOTE 1.  CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Reunion Industries, Inc. ("RII") (the successor by merger effective April 19, 1996 to Reunion Resources Company, see Note 5) and its majority owned subsidiaries. As used herein, the term "Company" refers to RII, its predecessors and its subsidiaries, unless the context indicates otherwise. All intercompany transactions and accounts are eliminated in consolidation. The consolidated financial statements for March 31, 1996 include the financial statements of Rostone Corporation which was acquired by the Company on February 2, 1996 (See
Note 2 - Business Acquisitions).

FINANCIAL STATEMENTS AT MARCH 31, 1996

  The Consolidated Balance Sheet at March 31, 1996, and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1996 and 1995 included herein are unaudited; however, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily
indicative of results to be expected for the year.   The Consolidated Balance
Sheet at December 31, 1995 has been derived from the audited financial
statements at that date.   For further information, refer to the consolidated
financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


EARNINGS PER SHARE

  Earnings per Common Share and Common Share Equivalent are computed based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include shares issuable upon exercise of the Company's stock options and warrants. For the three months ended March 31, 1996 and 1995, common equivalent shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares because their effect would have been anti-dilutive.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  BUSINESS ACQUISITIONS

ROSTONE

  On February 2, 1996, the Company acquired Rostone Corporation ("Rostone") which was merged with and into the Company's subsidiary, Oneida Molded Plastics Corp. ("Oneida"). The surviving corporation changed its name to Oneida Rostone Corp. ("ORC"). The purchase price payable to the stockholders of Rostone is an amount up to $4,001 as follows: (i) $1 in 1996, (ii) up to $2,000 in 1997 if Rostone achieves specified levels of earnings before interest and taxes (as provided in the merger agreement) for 1996 and (iii) up to $2,000 in 1998 if Rostone achieves specified levels of earnings before interest and taxes for 1997. In addition, the Company incurred approximately $435 in acquisition related costs.

  The Rostone acquisition is being accounted for using the purchase method, with the purchase price, including acquisition costs, allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired "Goodwill" (approximately $4,535) is being amortized on a straight-line basis over 15 years. Any additional consideration paid in future years will increase Goodwill and will be amortized on the same basis. The estimated fair values of assets and liabilities acquired in the Rostone acquisition are summarized as follows:

Cash                                                 $    318
Accounts Receivable                                     3,417
Inventories                                             1,887
Other Current Assets                                       67
Property, Plant and Equipment                           6,445
Other Assets                                               43
Goodwill                                                4,535
Accounts Payable and Other Current Liabilities         (3,980)
Long-term Debt                                        (10,774)
Other liabilities                                      (1,522)
                                                     --------
  Total                                              $    436

  The Company is in the process of obtaining certain evaluations, estimates, appraisals and actuarial and other studies for the purposes of determining
certain values, and may revise certain of the estimated values.   The results of
Rostone's operations are included in the consolidated financial statements from the date of acquisition, February 2, 1996.

ONEIDA

  On September 14, 1995, the Company acquired all of the outstanding preferred and common stock of Oneida from a subsidiary of Chatwins Group, Inc.
("Chatwins"), a related party.     The acquisition was accounted for as a
purchase and the results of Oneida's operations are included in the Company's consolidated financial statements from the date of the acquisition, September 14, 1995.

PRO FORMA RESULTS

  The following pro forma results of operations for the three months ended March 31, 1996 and 1995 have been prepared assuming the acquisitions of Rostone and of Oneida had occurred as of January 1, 1995. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisitions been consummated as of January 1, 1995:

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                          Three Months Ended
                                              March 31,
                                       -----------------------
                                         1996           1995
                                       -------         -------
Revenues                               $16,278         $15,474
Income From Operations                 $   141         $   471
Net Loss                               $  (498)        $(3,927)
Earnings per Common Share and
 Per Common Share Equivalent           $ (0.13)        $ (1.03)

NOTE 4.  INVENTORIES

  Inventories, principally for ORC's plastic products business, at March 31, 1996 consisted of the following:


                               March 31, 1996
                             -----------------
Raw Materials                      $2,122
Work-in-process                     1,404
Finished Goods                        768
                                   ------
  Total                            $4,294
                                   ======

NOTE 5.  SEVERANCE AND EXIT COSTS

  During the year ended December 31, 1995, the Company recorded a provision for severance and related benefit costs of $1,115 relating to 26 employees to be terminated and a provision for exist costs of $175 relating to the remaining terms of its Houston office lease. These costs were recorded in connection with the Company's closing of its Houston administrative office and relocating its
corporate headquarters to Connecticut.   During the three  months ended March
31, 1996, the Company paid $379 in severance and related benefits costs in connection with five employees terminated in January 1996. The office closure should be completed during the second quarter of 1996, and the Company expects to pay the balance of the severance and exit cost accruals as follows: approximately $698 during the remainder of 1996 and $213 thereafter. One employee has elected a deferred payment over two years at approximately $14 per month, but may elect to be paid the remaining amount at any time.

NOTE 6.  SUBSEQUENT EVENTS

  On April 19, 1996, Reunion Resources Company was merged with and into RII upon approval by shareholders of a merger agreement dated November 14, 1995. RII's Certificate of Incorporation, which survives the merger, authorizes the issuance of 20,000 shares of common stock, par value $.01 per share, and 10,000 shares of "blank check" preferred stock, par value $.01 per share, and includes certain capital stock Transfer Restrictions which are intended to help assure that the Company's substantial net operating loss carry forwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" for federal income tax purposes.

  On April 2, 1996, the Company entered into an agreement to sell its subsidiary Reunion Energy Company ("REC"), including substantially all of its oil and gas assets, to Tribo Petroleum Corporation for a total price of approximately $11,375. The purchase price is to be paid $9,675 in cash at closing, subject to adjustment for cash

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

advances from REC prior to the closing, and a $1,700 6-month note with interest at 12%. The transaction is subject to financing and to the satisfaction of customary closing conditions. On May 14, 1996, the Company was informed that the purchaser has obtained financing approval from its bank to fund the cash portion of the purchase price.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  On September 14, 1995, the Company acquired Oneida, which manufactures
precision plastic products and provides engineered plastics services.    As a
result of the Oneida acquisition, the Company's principal operations are in the plastic products industry. On February 2, 1996, the Company completed the Rostone acquisition which added new customers and products to the plastic products segment. The Company is considering additional acquisitions to increase its customer base and expand its product offerings and service capabilities in the plastics industry. In addition, the Company may consider acquisitions in other industries. The Company is also engaged in real estate development and wine grape agricultural operations in Napa County, California.

  In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. The Company has engaged an investment bank specializing in oil and gas transactions to assist in the sale of the oil and gas operations. On April 2, 1996, the Company entered into an agreement to sell Reunion Energy Company ("REC") its wholly owned subsidiary, including substantially all of Rec's oil and gas assets, to Tribo Petroleum Corporation for a total price of approximately $11.4 million. The purchase price is to be paid by $9.7 million in cash at the closing, subject to adjustment for cash advances from REC prior to the closing, and a $1.7 million 6-month note with interest at 12%. The transaction is subject to financing and to the satisfaction of customary closing conditions, and is expected to close in the second quarter of 1996. Upon completion of this transaction, the Company will have substantially completed the disposal of its discontinued oil and gas operations.

  The Company recognized a net loss of $0.5 million for the three months ended March 31, 1996 compared to a net loss of $4.2 million for the three months ended March 31,1995. The following discussion of Results of Continuing Operations describes the Company's continuing operations in plastic products and agriculture separately from discontinued operations.


RESULTS OF CONTINUING OPERATIONS

  The Company recognized a loss from continuing operations of $0.5 million for the three months ended March 31, 1996 compared to a loss of $0.4 million in 1995. The 1996 results include the plastic products segment, which the Company entered in September 1995.

  PLASTIC PRODUCTS SEGMENT: The Oneida acquisition on September 14, 1995 represented the Company's entry into a new operating segment, plastic products. The Rostone acquisition in February 1996 increased operations in this segment. revenues and operating profit of the plastic products segment were $10.9 million and $0.6 million, respectively for the first three months of 1996, including the two months results of Rostone subsequent to the acquisition in February 1996.

  On a pro forma basis, as if the Oneida and Rostone acquisitions had occurred as of January 1, 1995, revenues increased $0.8 million to $16.3 million for the three months ended March 31, 1996 from $15.5 million in the three months ended March 31, 1995. This 5.2% increase in revenues is attributable primarily to improved sales of thermoplastic products plastic products. Tooling sales incresed $0.4 million to $1.8 million for the three months ended March 31, 1996 compared to $1.4 million in the prior year period due to increased demand throughout the segment. Plastic Products Segment backlog totaled $ 16.3 million at March 31, 1996. This compares to backlog, on a proforma basis of $18.0 million at December 31, 1995 and $16.8 million at March 31, 1995.

  On a pro forma basis, cost of sales totaled $13.7 million, or 84.0% of net sales, for the three months ended March 31, 1996 compared to $13.0 million, or 83.9% of net sales for the three months ended March 31, 1995. The segment continued to benefit from participation in reduced rate electricity programs and from reductions in direct labor resulting from improved efficiency. These factors were offset by higher material content as a percentage of sales due to the change in sales mix. As a result of the increase in sales, gross margins on a pro forma basis improved to $2.6 million, or 16.0% of net sales, from $2.4 million, or 16.1% of net sales, in 1995.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


  Selling, general and administrative expenses were $1.7 million on a pro forma basis for the three months ended March 31, 1996, $0.2 million greater than in the three months ended March 31, 1995. The increase resluts from increased commisions and advertising expense, related to increased sales, as well as increased payroll and related costs. Operating income on a pro forma basis was $0.9 million, or 5.5% of net sales, for the three months ended March 31, 1996 compared to $0.9 million, or 5.8% of net sales, for the comparable prior year period.

  CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $0.6 million for the three months ended March 31, 1996 compared to $0.4 million for the three months ended March 31, 1995. The expenses for the three months ended March 31, 1996 included occupancy and office costs for both the Company's previous headquarters in Houston, Texas, (expected to be closed in the second quarter of 1996) and its new headquarters in Stamford, CT.

  OTHER INCOME AND (EXPENSE): Interest expense was $0.6 million for the three months ended March 31, 1996 compared to $0.1 million for the three months ended March 31, 1995 as a result of interest on Oneida debt subsequent to the Oneida acquisition in September 1995. On a pro forma basis, as if the Oneida and Rostone acquisitions had occurred as of January 1, 1995, interest expense was approximately $0.8 million for the three months ended March 31, 1996 and $0.7 million for the three months ended March 31, 1995. The Company recognized gains of $0.1 million for the three months ended March 31, 1995 on the sales of certain mineral properties.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


DISCONTINUED OPERATIONS

  The Company discontinued its U. S. oil and gas operations during the year ended December 31, 1995 and entered into an agreement on April 2, 1996 to sell these operations. Results of discontinued operations for the three months ended March 31, 1996 were approximately breakeven on revenues of $1.3 million. The Company recognized a loss from discontinued operations of $3.9 million for the three months ended March 31, 1995. The Company followed the full cost method of accounting for oil and gas properties and, as a result of substantial decreases in prices received for natural gas, recognized impairment losses of $3.8 million during the three months ended March 31, 1995 to reduce the carrying value of the investment in oil and gas properties to the "full cost ceiling." Before these valuation charges, the Company realized a loss from the discontinued oil and gas operations of $0.1 million on revenues of $1.3 million for the three months ended March 31, 1995.
 .
LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF 1996 ACTIVITIES

  Cash and cash equivalents totaled $0.2 million at March 31, 1996. During the three months ended March 31, 1996, cash decreased $0.3 million, with $1.1 million provided by operations, $0.08 million provided by investing activities, and $2.2 million used in financing activities.

  INVESTING ACTIVITIES: As described above, the Company completed the Rostone acquisition in February, 1996. The purchase price for the acquisition, including acquisition costs, totaled $0.4 million, which was funded from the Company's cash balances. Capital expenditures were $ 0.3 million during the three months ended March 31, 1996. The Company's discontinued oil and gas assets generated funds of $ 1.3 million.

  FINANCING ACTIVITIES: Principal payments reduced long-term obligations by $ 6.3 million in the three months ended March 31, 1996. Proceeds from new borrowings totaled $ 4.1 million.

  OPERATING ACTIVITIES: Net cash provided by operating activities was $ 1.1 million in the three months ended March 31, 1996.

FACTORS AFFECTING FUTURE LIQUIDITY

  Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, for ORC and for the Juliana Preserve.

  CORPORATE: Management estimates that corporate expenses, including salaries and benefits, professional fees and other public company costs, will approximate $1.2 million for the remainder of 1996. Approximately $0.7 million of severance and exit costs related to the closure of the Company's administrative, office, accrued in 1995 are expected to be paid during the remainder of 1996. Debt service requirements for Reunion's debt, excluding ORC, total $0.2 million. The Company's source of funds for these requirements and for future acquisitions, other than from additional borrowings, are from permitted payments by ORC and from cash generated by the operations or sale of the discontinued oil and gas operations and other assets held for sale. Until the oil and gas assets are sold, as discussed below, these assets are expected to generate sufficient cash flow to fund the Company's corporate cash requirements during 1996.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


  ORC's credit facility with Congress Financial Corporation ("Congress") limits payments to Reunion by ORC. If certain levels of availability (as defined in the loan agreements) are maintained, ORC is permitted to pay Reunion management fees of up to $0.3 million per year and tax sharing payments of up to 50% of the tax savings realized by ORC because of Reunion's net operating loss carryovers. There can be no assurances that ORC will be able to maintain the required levels of availability and be permitted to make the management fee and tax sharing fee payments to Reunion. In any event, the maximum amount of such payments is not expected to be sufficient for Reunion's corporate operating and debt service requirements.

  On April 2, 1996, the Company entered into an agreement to sell REC, including substantially all of its oil and gas assets, for a total price of approximately
$11.4 million.   The purchase price is to be paid by $9.7 million in cash at the closing, subject to adjustment for cash advances from REC prior to the closing, and a $1.7 million 6-month note with interest at 12%. The transaction is subject to financing and to the satisfaction of customary closing conditions, and is expected to close in the second quarter of 1996. In addition, the Company has a contract for the sale of certain real estate in Texas for $2.0 million, which is expected to close during the second quarter of 1996, and is pursuing the sale or farmout of its mineral interests in Utah. To the extent that any of these transactions are accomplished, the Company has agreed with certain affiliates that the debt owed them by ORC and Reunion, respectively, totaling $4.8 million plus accrued interest, will be repaid from the proceeds. Although there can be no assurances that any or all of these transactions will be completed, management believes that the Company will have sufficient resources to meet its corporate obligations as they become due.

  ORC: On February 2, 1996, in connection with the Rostone acquisition, ORC entered into a new credit facility with Congress. The new credit facility provides for maximum borrowings of $16.0 million under a term loan in the original amount of $6.6 million and revolving loans based on the eligible balances of accounts receivable and inventory. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, during the remainder of 1996.

  THE JULIANA PRESERVE: In January 1995, the Juliana Preserve entered into the Development and Marketing Agreement with Juliana Pacific, Inc. to develop the Juliana Preserve into a master-planned estate-oriented residential community encompassing the entire vineyard. The joint venture agreement contemplates that development costs associated with the project will be financed solely from the assets of the joint venture, including the sale of such assets, or by development financing. In October 1995, the joint venture entered into a loan agreement with Washington Federal Savings, the parent of Freedom Vineyards, to provide $3.0 million of development financing for this project. Based on plans and projections prepared by Juliana Pacific and approved by the joint venture partners, and on projections of farming costs and capital requirements for the 1996 crop year, the Company believes that it will not be required to commit any additional resources to the Juliana Preserve for either development or farming activities during the remainder of 1996.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)      EXHIBIT

      27  Financial Data Schedule

     (B)  CURRENT REPORTS ON FORM 8-K

      During the quarter ended March 31, 1996, the Company filed the following report on Form 8-K:

       Report Date                           Item Reported
       ---------------                       -------------


       January 16, 1996       Item 5.  Other Events.  To report that Bargo
                              Energy Company announced it did not intend to complete the acquisition of the Company's oil and gas assets. The Company announced it intends to pursue the sale of the oil and gas assets.



       February 2, 1996       Item 2.  Acquisition or Disposition of Assets. To
                              report the purchase of all preferred stock and common stock of Rostone Corporation from CGI
                              Investment Corp.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             REUNION INDUSTRIES, INC.
                             (Registrant)



                              By /s/ Richard L. Evans
                                 --------------------------------------------
                                 Richard L. Evans
                                 Executive Vice President and Chief Financial
                                 Officer  (Principal Financial and Accounting
                                 Officer)



  Date:   May 15, 1996