Form 10-Q
period 1996-06-30
REUNION INDUSTRIES INC
filed 1996-08-14
CIK 1003429

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                           REUNION RESOURCES COMPANY
            2801 POST OAK BOULEVARD,  SUITE 400,  HOUSTON, TX 77056
        (Former name, former address and former fiscal year if changed)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    NO     .
                                 _____    ______


           As of June 30, 1996, the Registrant had 3,855,100 shares of common stock, par value $.01, outstanding.

                               TABLE OF CONTENTS




                                                                           PAGE
PART I.   FINANCIAL INFORMATION                                            ----

Item 1.   Financial Statements


          Consolidated Balance Sheets -  June 30, 1996 (Unaudited)
              and December 31, 1995                                         2

          Consolidated Statements of Operations (Unaudited)
              Three Months and six months Ended  June  30, 1996 and 1995    4

          Consolidated Statements of Cash Flows (Unaudited)
              Six Months Ended June  30, 1996 and 1995                      5

          Notes to Consolidated Financial Statements (Unaudited)            6

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                         10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURE                                                                   16

PART I -  FINANCIAL INFORMATION

ITEM: 1.  FINANCIAL STATEMENTS


                           REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



                                                       JUNE 30,    DECEMBER 31,
                                                         1996          1995
                                                    -------------  ------------
                                                     (UNAUDITED)

                    ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                          $     2,185    $      529
  Accounts Receivable, Less Allowance for
    Doubtful Accounts of $460 and $315, respectively       6,859         4,792
  Inventories                                              4,213         2,560
  Customer Tooling-in-Process                                625           855
  Note Receivable from Sale of Oil & Gas Operations        2,200             -
  Insurance Claim Receivable                               1,613             -
  Prepaid Expenses and Other Current Assets                1,285         1,389
                                                     -----------    ----------
    Total Current Assets                                  18,980        10,125
                                                     -----------    ----------
Property, Plant and Equipment--Net                        26,461        20,224
                                                     -----------    ----------
OTHER ASSETS
  Net Assets of Discontinued Oil and Gas Operations          348        11,590
  Goodwill                                                 8,762         4,591
  Investment in Joint Venture                              2,135         2,129
  Assets Held for Sale                                     2,199         2,185
  Other                                                    1,404         1,091
                                                     -----------    ----------
                                                          14,848        21,586
                                                     -----------    ----------
                                                     $    60,289    $   51,935
                                                     ===========    ==========


         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



                                                       JUNE 30,    DECEMBER 31,
                                                         1996          1995
                                                    -------------  ------------
                                                     (UNAUDITED)

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Portion of Long-Term Debt                 $    4,963     $    4,279
  Account Payable                                        5,093          3,376
  Advances From Customers                                1,635          1,574
  Other Current Liabilities                              4,322          2,886
                                                    ----------     ----------

     Total Current Liabilities                          16,013         12,115

Long-Term Debt                                           8,990          3,132
Long-Term Debt - Related Parties                         1,098          4,815
Other Liabilities                                        2,212            619
                                                    ----------     ----------
     Total Liabilities                                  28,313         20,681
                                                    ----------     ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

  Common Stock ($.01 par value; 20,000 authorized;
     6/30/96 - 3,855 issued and outstanding
     12/31/95 - 4,112 issued; and 3,855 outstanding)        38             40
  Additional Paid-in Capital                            29,242         31,037
  Retained Earnings (Since January 1, 1989)              2,696          1,975
  Less Treasury Shares, at cost (257 shares)                --         (1,798)
                                                    ----------     ----------
     Total Shareholders' Equity                         31,976         31,254
                                                    ----------     ----------
                                                    $   60,289     $   51,935
                                                    ==========     ==========



         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                    June 30,
                                                                  -------------------------     ------------------------
                                                                     1996            1995          1996          1995
                                                                  ---------        --------     ---------      ---------

OPERATING REVENUE
  Plastic Products                                                $  14,292        $      -     $  28,244      $       -
                                                                  ---------        --------     ---------      ---------
                                                                     14,292               0        28,244              0
OPERATING COSTS AND EXPENSES
  Plastic Products - Cost of Sales                                   11,735               -        23,501              -
  Agriculture - Operating Costs                                          77              67           152             69
  Selling, General and Administrative                                 1,882             983         3,964          1,418
                                                                  ---------        --------     ---------      ---------
                                                                     13,694           1,050        27,617          1,487
                                                                  ---------        --------     ---------      ---------
OPERATING PROFIT (LOSS)                                                 598          (1,050)          627         (1,487)
                                                                  ---------        --------     ---------      ---------
OTHER INCOME AND (EXPENSE)
  Interest Expense                                                     (634)            (60)       (1,229)          (121)
  Other, Including Interest Income                                       97             (11)          125            115
                                                                   --------        --------     ---------      ---------
                                                                       (537)            (71)       (1,104)            (6)
                                                                   --------        --------     ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                           61          (1,121)         (477)        (1,493)
  INCOME TAX EXPENSE                                                    (46)              -           (50)             -
                                                                   --------        --------     ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 15          (1,121)         (527)        (1,493)
INCOME (LOSS) FROM DISCONTINUED OIL AND GAS OPERATIONS                1,248          (1,772)        1,248         (5,649)
                                                                   --------        --------     ---------      ---------
NET INCOME (LOSS)                                                  $  1,263        $ (2,893)    $     721      $  (7,142)
                                                                   ========        ========     =========      =========
NET INCOME (LOSS) PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT -- PRIMARY AND FULLY DILUTED
  INCOME (LOSS) FROM CONTINUING OPERATIONS                         $      -        $   (.30)    $    (.14)     $    (.39)
  INCOME (LOSS) FROM DISCONTINUED OPERATIONS                            .33            (.46)          .33          (1.48)
                                                                   --------        --------     ---------      ---------
  NET INCOME (LOSS)                                                $    .33        $   (.76)    $     .19      $   (1.87)
                                                                   ========        ========     =========      =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND COMMON SHARE EQUIVALENTS OUTSTANDING                            3,855           3,824         3,855          3,815
                                                                   ========        ========     =========      =========


         See Accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                            ------------------------
                                                              1996           1995
                                                            ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                          $     721      $ (7,142)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided By Operating Activities
      Impairment of Oil and Gas Properties                           -         5,515
      Depreciation, Depletion and Amortization                   1,143         1,245
      Extension of Warrants to Purchase Common Stock                             478
      Other                                                          -          (192)
                                                             ---------      --------
                                                                 1,864           (96)

    Changes in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable                 1,350           986
      (Increase) Decrease in Other Current Assets                 (978)         (173)
      Increase in Current Liabilities                             (766)         (148)
      Other                                                       (212)          (12)
                                                             ---------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,258           557

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Rostone Net of Cash Acquired                    (118)            -
   Sale of Discontinued Operations                               9,042             -
   Exploration and Development of Oil and Gas Properties             -        (1,933)
   Investment In and Advances to The Juliana Preserve               (6)         (619)
   Other Capital Expenditures                                     (571)          (19)
   Other                                                             -            (7)
                                                              --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              8,347        (2,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Revolver Borrowings                     3,111             -
  Proceeds from Issuance of Debt Obligations                       500             -
  Payments of Debt Obligations                                 (11,560)         (123)
  Proceeds From Exercise of Common Stock Options                     -            73
                                                              --------      --------
NET CASH USED IN FINANCING ACTIVITIES                           (7,949)          (50)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,656        (2,071)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   529         9,225
                                                              --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  2,185      $  7,154
                                                              ========      ========



         See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



NOTE 1.  CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Reunion Industries, Inc. ("RII") (the successor by merger effective April 19, 1996 to Reunion Resources Company, see Note 6) and its majority owned subsidiaries. As used herein, the term "Company" refers to RII, its predecessors and its subsidiaries, unless the context indicates otherwise. All intercompany transactions and accounts are eliminated in consolidation. The consolidated financial statements for June 30, 1996 include the financial statements of Rostone Corporation which was acquired by the Company on February 2, 1996 (See
Note 2 - Business Acquisitions).

FINANCIAL STATEMENTS AT JUNE  30, 1996

     The Consolidated Balance Sheet at June 30, 1996, and the Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 1996 and 1995 included herein are unaudited; however, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


EARNINGS PER SHARE

     Earnings per Common Share and Common Share Equivalent are computed based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include shares issuable upon exercise of the Company's stock options and warrants. For the three and six months ended June 30, 1996 and 1995, common equivalent shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares because their effect would have been anti-dilutive.

NOTE 2.  BUSINESS ACQUISITIONS

ROSTONE

     On February 2, 1996, the Company acquired Rostone Corporation ("Rostone") which was merged with and into the Company's subsidiary, Oneida Molded Plastics Corp. ("Oneida"). The surviving corporation changed its name to Oneida Rostone Corp. ("ORC"). The purchase price payable to the stockholders of Rostone is an amount up to $4,001 as follows: (i) $1 in 1996, (ii) up to $2,000 in 1997 if Rostone achieves specified levels of earnings before interest and taxes (as provided in the merger agreement ) for 1996 and (iii) up to $2,000 in 1998 if Rostone achieves specified levels of earnings before interest and taxes for 1997. In addition, the Company incurred approximately $435 in acquisition related costs.

     The Rostone acquisition is being accounted for using the purchase method, with the purchase price of $436, including acquisition costs, allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired ("Goodwill" approximately $4,535) is being amortized on a straight-line basis over 15 years. Any additional consideration paid in future years will increase Goodwill and will be amortized on the same basis. The estimated fair values of assets and liabilities acquired in the Rostone acquisition are summarized as follows:

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





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

     The Company is in the process of obtaining certain evaluations, estimates, appraisals and actuarial and other studies for the purposes of determining certain values, and may revise certain of the estimated values set forth above. The results of Rostone's operations are included in the consolidated financial statements from the date of acquisition, February 2, 1996.

ONEIDA

     On September 14, 1995, the Company acquired all of the outstanding preferred and common stock of Oneida from a subsidiary of Chatwins Group, Inc. ("Chatwins"), a related party. The acquisition was accounted for as a purchase and the results of Oneida's operations are included in the Company's consolidated financial statements from the date of the acquisition, September 14, 1995.

PRO FORMA RESULTS

     The following pro forma results of operations for the three and six months ended June 30, 1996 and 1995 have been prepared assuming the acquisitions of Rostone and of Oneida had occurred as of January 1, 1995. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisitions been consummated as of January 1, 1995.

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                     ------------------    -----------------
                                       1996      1995        1996     1995
                                     -------    -------    -------   -------
Revenues                             $ 14,292   $ 16,715   $ 30,570  $ 32,185
Income(Loss) From Operations         $    557   $    276   $    698  $    747
Net Income (Loss)                    $  1,157   $ (2,181)  $    659  $ (6,108)
Earnings per Common Share and
  Per Common Share Equivalent        $   0.30   $  (0.57)  $   0.17  $  (1.60)

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3.  SALE OF REUNION ENERGY COMPANY

     On April 2, 1996, the Company entered into an agreement to sell its subsidiary Reunion Energy Company ("REC"), including substantially all of its oil and gas assets, to Tri-Union Development Corp ("Tri-Union") a subsidiary of Tribo Petroleum Corporation for a total price of approximately $11,375. On May 24, 1996 the Company completed the sale of REC for proceeds of $8,000 cash and a $2.200 six month note bearing interest at 12%. The purchase price paid for REC's stock reflected adjustments for intercompany cash transfers by REC to Reunion and certain expenditures by REC between January 1 and the May 24, 1996 closing date.

     The Company used $5,000 of the aggregate $8,000 cash paid by Tri-Union to pay related party indebtedness. This included $3,600 owed by ORC to Chatwins Group, Inc., ("CGI") a 38% shareholder of Reunion, and approximately $1,300 owed by Reunion to Charles E. Bradley, Sr., Reunion's President and Chief Executive Officer. Mr. Bradley is the Chairman of the Board and the majority shareholder of CGI.


NOTE 4.  INVENTORIES

  Inventories, principally for ORC's plastic products business, consisted of the following:

                                          JUNE 30, 1996    DECEMBER 31, 1995
                                          -------------    -----------------
              Raw Materials                $    2,052           $    1,307
              Work-in-process                   1,357                1,036
              Finished Goods                      804                  217
                                           ----------           ----------
                   Total                   $    4,213           $    2,560
                                           ==========           ==========



NOTE  5.  SEVERANCE AND EXIT COSTS

     During the year ended December 31, 1995, the Company recorded a provision for severance and related benefit costs of $1,115 relating to 26 employees to be terminated and a provision for exit costs of $175 relating to the remaining term of its Houston office lease. These costs were recorded in connection with the Company's closing of its Houston administrative office and relocating its corporate headquarters to Connecticut. During the three months ended March 31, 1996, the Company paid $384 in severance and related benefits costs in connection with employees terminated in January 1996. The office closure was completed during the second quarter of 1996 and the Company wrote off approximately $86 of surplus furniture and fixtures. During the three months ended June 30, 1996, the Company paid $197 in severance and related benefit costs in connection with employees terminated in May, 1996. As a result of the final terms agreed upon with the purchaser of REC, certain provisions recorded in 1995 were reversed during 1996 resulting in an offset to SG&A expense of $276. The Company expects to pay the remaining balance of the severance and exit cost accruals as follows: approximately $88 during the remainder of 1996 and $179 in 1997.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE  6.  MERGER

     On April 19, 1996, Reunion Resources Company was merged with and into RII upon approval by shareholders of a merger agreement dated November 14, 1995. RII's certificate of incorporation, which survives the merger, authorizes the issuance of 20,000 shares of common stock, par value $.01 per share, and 10,000 shares of "blank check" preferred stock, par value $.01 per share, and includes certain capital stock transfer restrictions which are intended to help assure that the Company's substantial net operating loss carryforwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" for federal income tax purposes.


NOTE 7.  CONTINGENCIES

     In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In May 1996, the auditor informed the Company that adjustments totaling $716 would be proposed. The Company has not received a formal notice of assessment from the taxing authority, but has been advised that one will be sent during the third quarter of 1996 and expects that the assessment will be made for approximately the amounts proposed. Of this amount $645 results from the auditor's conclusion that income from gain on sales of certain Canadian assets in 1991 should be reclassified from nonbusiness to business income. The Company believes its classification of such income was correct, and intends to appeal any assessment of tax. If the Company's positions prevail on this issue, management believes that the amounts due would not exceed amounts previously paid or provided. No additional accruals have been made for any amounts that may be due if the Company does not prevail because the outcome cannot be determined. The Company has recorded a provision for $85 in the three and six months ended June 30, 1996 for certain other adjustments proposed.

     In connection with the sale of REC the company retained certain properties in Louisiana because of litigation concerning environmental matters. The Company has recorded an accrual for $307 concerning the estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting the litigation, and believes the proposed clean up methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any additional costs of possible alternative clean up methods because the nature and dollar amount of such alternative cannot presently be determined.

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

     In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. The Company engaged an investment bank specializing in oil and gas transactions to assist in the sale of the oil and gas operations. On May 24, 1996, the Company sold REC , its wholly owned subsidiary, including substantially all of REC's oil and gas assets, to Tri-Union for a total price of approximately $11.4 million. The purchase price was paid by $8.0 million in cash at the closing , as adjusted for cash advances from REC prior to the closing, and a $2.2 million 6-month note with interest at 12%. Upon completion of this transaction, the Company has substantially discontinued oil and gas operations.

     The Company recognized net income of $1.3 million and $0.7 million. respectively, for the three months and six months ended June 30, 1996 compared to a net loss of $2.9 million and $7.1 million for the three months and six months ended June 30, 1995. The following discussion of Results of Continuing Operations describes the Company's continuing operations in plastic products and agriculture separately from discontinued operations.


RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996

     The Company recognized break-even results from continuing operations for the three months ended June 30, 1996 compared to a loss of $1.1 million in 1995. The 1996 results include the plastic products segment, which the Company entered in September 1995.

     PLASTIC PRODUCTS SEGMENT: The Oneida acquisition on September 14, 1995 represented the Company's entry into a new operating segment, plastic products. The Rostone acquisition in February 1996 increased operations in this segment. Revenues and operating profit of the plastic products segment were $14.3 million and $0.9 million, respectively, for the three months ended June 30, 1996.

     On a pro forma basis, as if the Oneida and Rostone acquisitions had occurred as of January 1, 1995, revenues decreased $ 2.4 million to $14.3 million for the three months ended June 30, 1996 from $16.7 million in the three months ended June 30, 1995. This 14% decrease in revenues is attributable primarily to decreased sales of thermoplastic products due to departures of select parts programs and customer delays in bringing scheduled new parts programs into production. Tooling sales decreased $0.3 million to $1.7 million for the three months ended June 30, 1996. Plastic products segment backlog totaled $ 16.8 million at June 30, 1996. This compares to backlog, on a pro forma basis, of $18.0 million at December 31, 1995 and $17.5 million at June 30, 1995.

     On a pro forma basis, cost of sales totaled $11.8 million, or 82.5% of net sales, for the three months ended June 30, 1996 compared to, On a pro forma basis, $13.8 million, or 82.6% of net sales for the three months ended June 30, 1995. The segment continued to benefit from participation in reduced rate electricity programs and from reductions in direct labor resulting from improved efficiency. These factors were offset by higher material content as a percentage of sales due to the change in sales mix. As a result of the decrease in sales, gross margins on a pro forma basis, declined to $2.5 million, or 17.5% of net sales, from $2.9 million, or 17.3% of net sales, in 1995.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

     Selling, general and administrative expenses were $1.6 million on a pro forma basis for the three months ended June 30, 1996, equal to expenses for the three months ended June 30, 1995. Operating income on a pro forma basis, was $0.9 million, or 6.3% of net sales, for the three months ended June 30, 1996 compared to $1.3 million, or 7.8% of net sales, for the comparable prior year period.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $ 0.3 million for the three months ended June 30, 1996 compared to $ 1.0 million for the three months ended June 30, 1995. The expenses for the three months ended June 30, 1996 included occupancy and office costs for both the Company's previous headquarters in Houston, Texas, closed in the May 1996, and its new headquarters in Stamford, Connecticut, and are net of $0.3 million in reversals of certain charges for office closing and severance accrued in 1995. The expenses for the three months ended June 30, 1995 include a $0.5 million charge related to the extension of the exercise period for certain warrants.

     OTHER INCOME AND (EXPENSE): Interest expense was $0.6 million for the three months ended June 30, 1996 compared to $0.1 million for the three months ended June 30, 1995 as a result of interest on Oneida debt subsequent to the Oneida acquisition in September 1995. On a pro forma basis, as if the Oneida and Rostone acquisitions had occurred as of January 1, 1995, interest expense was $0.6 million for the three months ended June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996

     The Company recognized a loss from continuing operations of $0.5 million for the six months ended June 30, 1996 compared to a loss of $1.5 million in the first sixth months of 1995. The 1996 results include the plastic products segment, which the Company entered in September 1995.

     PLASTIC PRODUCTS SEGMENT: The Oneida acquisition on September 14, 1995 represented the Company's entry into a new operating segment, plastic products. The Rostone acquisition in February 1996 increased operations in this segment. Revenues and operating profit of the plastic products segment were $28.2 million and $1.7 million, respectively for first six months ended June 30, 1996.

     On a pro forma basis, as if the Oneida and Rostone acquisitions had occurred as of January 1, 1995, revenues decreased $ 1.6 million to $30.6 million for the six months ended June 30, 1996 from $32.2 million in the six months ended June 30, 1995. This 5% decrease in revenues is attributable primarily to decreased sales of plastic products due to departures of select parts programs and customer delays in bringing scheduled new parts programs into production. Tooling sales increased $0.2 million to $3.5 million for the six months ended June 30, 1996 compared to $3.3 million in the prior year period due to increased demand throughout the segment. Plastic products segment backlog totaled $16.8 million at June 30, 1996. This compares to backlog, on a pro forma basis, of $18.0 million at December 31, 1995 and $ 17.5 million at June 30, 1995.

     Cost of sales totaled $25.5 million, or 83.3% of net sales, for the six months ended June 30, 1996 compared to, on a pro forma basis $28.8 million, or 83.2% of net sales for the six months ended June 30, 1995. The segment continued to benefit from participation in reduced rate electricity programs and from reductions in direct labor resulting from improved efficiency. These factors were offset by higher material content as a percentage of sales due to the change in sales mix. As a result of the decrease in sales, gross margins declined to $5.1 million, or 16.7% of net sales, from on a pro forma basis $5.4 million, or 16.8% of net sales, in 1995.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

     Selling, general and administrative expenses were $3.3 million, on a pro forma basis, for the six months ended June 30, 1996, $0.2 million greater than in the six months ended June 30, 1995. This increase results primarily from increased payroll and benefit related costs. Operating income was $1.8 million, or 5.9% of net sales, for the six months ended June 30, 1996 compared to on a pro forma basis $2.2 million, or 6.8% of net sales, for the comparable prior year period.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $0.9 million for the six months ended June 30, 1996 compared to $ 1.4 million for the six months ended June 30, 1995. The expenses for the six months ended June 30, 1996 included occupancy and office costs for both the Company's previous headquarters in Houston, Texas, closed in May 1996, and its new headquarters in Stamford, Connecticut and are net of $0.3 million in reversals of certain charges for office closing and severance accrued in 1995. The expenses for the six months ended June 30, 1995 include a $0.5 million charge related to the extension of the exercise period for certain warrants.

     OTHER INCOME AND (EXPENSE): Interest expense was $1.2 million for the six months ended June 30, 1996 compared to $0.1 million for the six months ended June 30, 1995 as a result of interest on Oneida debt subsequent to the Oneida acquisition in September 1995. On a pro forma basis, as if the Oneida and Rostone acquisitions had occurred as of January 1, 1995, interest expense was $1.2 million for the six months ended June 30, 1995.


DISCONTINUED OPERATIONS

     The Company discontinued its U. S. oil and gas operations during the year ended December 31, 1995. A provision was recorded during the year ended December 31, 1995 to record estimated results of operations through date of disposition and the estimated loss on disposal. On May 24, 1996, the Company completed the transactions contemplated by the April 2nd, 1996 agreement for proceeds of $8.0 million cash and a $2.2 million note due November 25, 1996. The Company retained certain Louisiana oil and gas properties because of litigation concerning environmental contamination.

THREE MONTHS ENDED JUNE 30, 1996

An additional loss from discontinued operations of $0.4 million was recorded in the three months ended June 30, 1996 reflecting the purchase price adjustment resulting from the retention of the Louisiana properties and a $0.1 million provision for taxes resulting from the California tax audit discussed below. This loss was offset by a $1.6 million gain from an insurance reimbursement, resulting in net income from discontinued operations of $1.2 million for the three months ended June 30, 1996. The Company recognized a loss from discontinued operations of $1.8 million for the three months ended June 30, 1995. The Company followed the full cost method of accounting for oil and gas properties and, as a result of substantial decreases in prices received for natural gas, recognized impairment losses of $1.7 million during the three months ended June 30, 1995 to reduce the carrying value of the investment in oil and gas properties to the "full cost ceiling." Before these valuation charges, the Company realized a loss from the discontinued oil and gas operations of $0.1 million on revenues of $1.5 million for the three months ended June 30, 1995.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

SIX  MONTHS ENDED JUNE 30, 1996

Results of discontinued operations for the six months ended June 30, 1996 were approximately break even on revenues of $2.1 million. An additional loss from discontinued operations of $0.4 million was recorded in the three months ended June 30, 1996 reflecting the purchase price adjustment resulting from the retention of the Louisiana properties and an $0.1 million provision for taxes resulting from the California tax audit discussed below. This loss was offset by a $1.6 million gain from an insurance reimbursement, resulting in net income from discontinued operations of $1.2 million for the six months ended June 30,
1996.   The Company recognized a loss from discontinued operations of $5.6 million for the six months ended June 30, 1995. The Company followed the full cost method of accounting for oil and gas properties and, as a result of substantial decreases in prices received for natural gas, recognized impairment losses of $5.5 million during the six months ended June 30, 1995 to reduce the carrying value of the investment in oil and gas properties to the "full cost ceiling." Before these valuation charges, the Company realized a loss from the discontinued oil and gas operations of $ 0.1 million on revenues of $2.8 million for the six months ended June 30, 1995


LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF 1996 ACTIVITIES

     Cash and cash equivalents totaled $2.2 million at June 30, 1996. During the six months ended June 30, 1996, cash increased $1.6 million, with $1.3 million provided by operations, $8.3 million provided by investing activities, and $ 7.9 million used in financing activities.

     INVESTING ACTIVITIES: As described above, the Company completed the Rostone acquisition in February, 1996. The purchase price for the acquisition, including acquisition costs, totaled $0.4 million which was funded from the Company's cash balances. Capital expenditures were $ 0.6 million. Discontinued operations, including the sale of REC as discussed below generated cash of approximately $9.0 million. This included $8.0 million cash at closing in addition an additional $1.0 million, net of transaction costs, transferred to the Company during the year.

     FINANCING ACTIVITIES: Principal payments reduced long-term obligations by $
6.8 million in the six months ended June 30, 1996. In addition the Company used proceeds from the sale of REC as discussed below to pay $4.8 million in related party indebtedness. Proceeds from new borrowings totaled $ 3.7 million.

     OPERATING ACTIVITIES: Net cash provided by operating activities was $ 1.3 million in the six months ended June 30, 1996.

FACTORS AFFECTING FUTURE LIQUIDITY

     Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, for ORC and for the Juliana Preserve.

     CORPORATE: Management estimates that corporate expenses, including salaries and benefits, professional fees and other public company costs, will approximate $ 1.0 million for the remainder of 1996. Approximately $0.1 million of severance and exit costs related to the closure of the Company's Houston administrative office, accrued in 1995, are expected to be paid during the remainder of 1996. The Company's source of funds for these requirements and for future acquisitions, other than from additional borrowings, are from payments by ORC permitted under a secured credit facility as described below and from cash generated by operations or proceeds from the sale of discontinued oil and gas operations and other assets held for sale.

     ORC's credit facility with Congress Financial Corporation ("Congress") limits payments to Reunion by ORC.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

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

     On May 24, 1996 the Company completed the sale of REC for proceeds of $8.0 million in cash as adjusted for certain cash transfers from REC from January 1, 1996 through the May 24 closing, and a $2.2 million six month note bearing interest at 12%. Pursuant to the agreement Tri-Union acquired all of the issued and outstanding capital stock of REC. In addition, the Company has a contract for the sale of certain real estate in Texas for $2.0 million, which is expected to close during the third quarter of 1996, and is pursuing the sale or farmout of its mineral interests in Utah. Pursuant to existing agreements, the Company used $5.0 million of the aggregate $8.0 million cash paid by Tri-Union to pay related party indebtedness. This included $3.6 million owed by CGI a 38% shareholder of Reunion, and approximately $1.3 million owed by Reunion to Charles E. Bradley, Sr., Reunion's President and Chief Executive Officer. Mr. Bradley is the Chairman of the Board and the majority shareholder of CGI.

     As a result of the above transactions, management believes that the Company will have sufficient resources to meet its corporate obligations as they become due over the next twelve months.

     ORC: On February 2, 1996, in connection with the Rostone acquisition, ORC entered into a new credit facility with Congress. The new credit facility provides for maximum borrowings of $16.0 million under a term loan in the original amount of $6.6 million and revolving loans based on the eligible balances of accounts receivable and inventory. Management believes that ORC'S cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC'S operating requirements, including capital expenditures and debt service, during the next twelve months.

     THE JULIANA PRESERVE: In January 1995, the Juliana Preserve entered into the Development and Marketing Agreement with Juliana Pacific, Inc. to develop the Juliana Preserve into a master-planned estate-oriented residential community encompassing the entire vineyard. The joint venture agreement contemplates that development costs associated with the project will be financed solely from the assets of the joint venture, including the sale of such assets, or by development financing. In October 1995, the joint venture entered into a loan agreement with Washington Federal Savings, the parent of Freedom Vineyards, to provide $3.0 million of development financing for this project. Based on plans and projections prepared by Juliana Pacific and approved by the joint venture partners, and on projections of farming costs and capital requirements for the 1996 crop year, the Company believes that it will not be required to commit any additional resources to the Juliana Preserve for either development or farming activities during the next twelve months.

CONTINGENCIES AND UNCERTAINTIES

     In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In May 1996, the auditor informed the Company that adjustments totaling $0.7 million would be proposed. The Company has not received a formal notice of assessment from the taxing authority, but has been advised that one will be sent during the third quarter of 1996 and expects that the assessment will be made for approximately the amounts proposed. Of this amount $0.6 million results from the auditor's conclusion that income from gain on sales of certain Canadian assets in 1991 should be reclassified from nonbusiness to business income. The Company believes its classification of such income was correct, and intends to appeal any assessment of tax. If the Company's positions prevail on this issue, management believes that the amounts due would not exceed amounts previously paid or provided. No additional accruals have been made for any amounts that may be due if the Company does not prevail because the outcome cannot be determined. The Company has recorded a provision for $0.1 million in the three and six months ended June 30, 1996 for certain other adjustments proposed.

     In connection with the sale of REC the company retained certain properties in Louisiana because of litigation concerning environmental matters. The Company has recorded an accrual for $0.3 million concerning the estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes the proposed clean up methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any additional costs of possible alternative clean up methods because the nature and dollar amount of such alternative cannot presently be determined. The Company expects to pay the $0.3 million of accrued costs to remediate the site over the next twelve months.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)   EXHIBIT

          27    Financial Data Schedule

          (B)   CURRENT REPORTS ON FORM 8-K

           During the quarter ended June 30, 1996, the Company filed the following reports on Form 8-K:

        Report Date                    Item Reported
        -----------                    -------------

       April 2, 1996          Item 5.  Other Events. To report the execution of
                              a stock purchase agreement between Reunion
                              Resources Company and Tribo Petroleum Corporation for the sale of the capital stock of Reunion
                              Energy Company, Reunion's wholly owned subsidiary engaged in oil and gas operations.

       April 12, 1996         Item 7.  Financial Statements, Pro Forma Financial
                              Information and Exhibits. To file by amendment the required financial statements and exhibits concerning the Company's acquisition of Rostone
                              Corporation previously reported on February 2, 1996.

       April 19, 1996         Item 5. Other Events To report the merger of
                              Reunion Resources Company with and into its wholly owned subsidiary Reunion Industries, Inc. pursuant to a merger agreement dated November 14, 1995.

       May 24, 1996           Item 2. Acquisition or Disposition of Assets To
                              report the closing of the transaction pursuant to a stock purchase agreement dated April 2, 1996 for the sale of the Company's Reunion Energy Corp subsidiary.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 REUNION INDUSTRIES, INC.
                                 (Registrant)


                                 By /s/ Richard L. Evans
                                    ---------------------
                                    Richard L. Evans
                                    Executive Vice President and Chief Financial
                                    Officer  (Principal Financial and Accounting
                                    Officer)



  Date:   August 14, 1996