Form 10-Q/A
period 1996-06-30
REUNION INDUSTRIES INC
filed 1996-10-23
CIK 1003429

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                  FORM 10-Q/A

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

                              Yes  X      NO     .
                                 -----      ------


 As of June 30, 1996, the Registrant had 3,855,100 shares of common stock, par value $.01, outstanding.

================================================================================

                               TABLE OF CONTENTS


The registrant hereby amends the filing of its Form 10-Q for the period ended June 30, 1996 to include Item 4, which was omitted from the original filing.


                                                                         PAGE
                                                                         ----

PART II.  OTHER INFORMATION

Item  4.  Submission of  Matters to a Vote of Security Holders            2


SIGNATURE                                                                 3

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of stockholders of Reunion Resources Company ("RRC"), predecessor by merger to the Company, held on April 19, 1996 shareholders holding a majority of the shares of common stock of RRC outstanding as of the close of business on February 20, 1996 voted to approve each of the three proposals included in RRC's proxy statement as follows:


Proposal 1:  Election of Directors           For           Withhold
                                          --------         --------

 Thomas N. Amonett                        2,996,691          44,118
 Franklin Myers                           2,996,736          44,073
 John G. Poole                            2,996,091          44,718
 Thomas L. Cassidy                        2,996,676          44,133
 Charles E. Bradley, Sr.                  2,996,526          44,283


                                                                                          Broker
                                               Affirmative     Negative    Abstentions    Non-Votes
                                               -----------     --------    -----------    ---------
Proposal 2.  To approve the merger
         of  RRC with and
         into the Company                       2,311,995       57,077         8,349        633,388

Proposal 3.  To transact such other
         business as  may properly
         come before the meeting.               2,979,629       45,534        15,646


At the annual meeting of the Company's shareholders held June 20, 1996 shareholders holding a majority of the shares of Common Stock outstanding as of the close of business on May 13, 1996 voted to approve each of the two proposals included in the Company's proxy statement as follows:



Proposal 1:  Election of Directors          For            Withhold
                                         ---------         --------

 Thomas N. Amonett                       3,394,756           41,161
 Franklin Myers                          3,394,756           41,161
 John G. Poole                           3,393,531           42,386
 Thomas L.  Cassidy                      3,394,741           41,176
 Charles E. Bradley, Sr.                 3,394,711           41,206

                                                                                          Broker
                                               Affirmative     Negative    Abstentions    Non-Votes
                                               -----------     --------    -----------    ---------
Proposal 2.  To consider and act upon
         such other business as  may
         properly come before
         the meeting.                           3,323,394       34,872         72,646


                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            REUNION INDUSTRIES, INC.
                                            (Registrant)



                                            By /s/ Richard L. Evans
                                               --------------------------------
                                               Richard L. Evans
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)



  Date:   October  23, 1996