Form 10-Q
period 1996-09-30
REUNION INDUSTRIES INC
filed 1996-11-13
CIK 1003429

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                              Yes  X      No     .
                                 -----      -----


   As of  September 30, 1996, the Registrant had  3,855,100  shares of common stock, par value $.01, outstanding.

================================================================================

                               TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -  September 30, 1996 (Unaudited)
          and December 31, 1995                                              2

         Consolidated Statements of Operations (Unaudited)                   4
          Three Months and Nine months Ended  September 30, 1996 and 1995

         Consolidated Statements of Cash Flows (Unaudited)                   5
          Nine Months Ended September  30, 1996 and 1995

         Notes to Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 17

SIGNATURE                                                                  18

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           REUNION  INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                       September 30   December 31,
                                                           1996           1995
                                                       ------------- --------------
                                                        (Unaudited)
ASSETS

Current Assets
 Cash and Cash Equivalents                                  $ 5,145        $   529
 Accounts Receivable, Less Allowance for
  Doubtful Accounts of $461  and $315, respectively           7,640          4,792
 Inventories                                                  4,175          2,560
 Customer Tooling-in-Process                                    473            855
 Note Receivable from Sale of Oil & Gas Operations            2,200              0
 Prepaid Expenses and Other Current Assets                    1,499          1,389
                                                            -------        -------
  Total Current Assets                                       21,132         10,125
                                                            -------        -------
Property, Plant and Equipment---- Net                        26,324         20,224
                                                            -------        -------
Other Assets
 Net Assets of Discontinued Oil and Gas Operations               93         11,590
 Goodwill                                                     8,595          4,591
 Investment in Joint Venture                                  2,135          2,129
 Assets Held for Sale                                           138          2,185
 Other                                                        1,428          1,091
                                                            -------        -------
                                                             12,389         21,586
                                                            -------        -------
                                                            $59,845        $51,935
                                                            =======        =======

         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                         September 30  December 31
                                                             1996         1995
                                                         ------------- ------------
                                                          (Unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current Portion of Long-Term Debt                          $ 6,610      $ 4,279
  Accounts Payable                                              5,272        3,376
  Advances From Customers                                       1,397        1,574
  Other Current Liabilities                                     3,755        2,886
                                                              -------      -------
     Total Current Liabilities                                 17,034       12,115

Long-Term Debt                                                  7,554        3,132
Long-Term Debt - Related Parties                                1,145        4,815
Other Liabilities                                               2,296          619
                                                              -------      -------
     Total Liabilities                                         28,029       20,681
                                                              -------      -------
Commitments and Contingencies

Shareholders' Equity

    Common Stock  ($.01 par value; 20,000 authorized;
      9/30/96 - 3,855 issued and outstanding
     12/31/95 - 4,112 issued; and 3,855 outstanding                38           40
 Additional Paid-in Capital                                    29,242       31,037
 Retained Earnings (Since January 1, 1989)                      2,536        1,975
 Less Treasury Shares, at cost  (257 shares)                        -       (1,798)
                                                              -------      -------
     Total Shareholders' Equity                                31,816       31,254
                                                              -------      -------
                                                              $59,845      $51,935
                                                              =======      =======

         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                 Three Months Ended                   Nine Months Ended
                                                                   September 30,                        September 30,
                                                           -----------------------------        ---------------------------
                                                              1996               1995             1996              1995
                                                            --------           ---------        --------          ---------
Operating Revenue
     Plastic Products                                        $14,041            $ 1,804          $42,285          $  1,804
                                                             -------            -------          -------          --------
                                                              14,041              1,804           42,285             1,804

Operating Costs and Expenses
     Plastic Products - Cost of Sales                         11,744              1,524           35,245             1,524
     Agriculture - Operating Costs                                73                 90              225               159
     Selling, General and Administrative                       2,028              1,803            5,992             3,221
                                                             -------            -------          -------          --------
                                                              13,845              3,417           41,462             4,904
                                                             -------            -------          -------          --------
 Operating Profit (Loss)                                         196             (1,613)             823            (3,100)
                                                             -------            -------          -------          --------
Other Income and (Expense)
     Interest Expense                                           (517)              (128)          (1,746)             (249)
     Other, Including Interest Income                            176                 27              301               142
                                                             -------            -------          -------          --------
                                                                (341)              (101)          (1,445)             (107)
                                                             -------            -------          -------          --------
Loss From Continuing Operations Before
    Income Taxes                                                (145)            (1,714)            (622)           (3,207)

    Income Tax Expense                                           (15)                 -              (65)                -
                                                             -------            -------          -------          --------
Loss From Continuing Operations                                 (160)            (1,714)            (687)           (3,207)

Income (Loss) From Discontinued Oil and Gas
 Operations                                                        _             (1,430)           1,248            (7,079)
                                                             -------            -------          -------          --------
Net Income (Loss)                                            $  (160)           $(3,144)         $   561          $(10,286)
                                                             =======            =======          =======          ========
Net Income (Loss) Per Common Share and
    Common Share Equivalent -- Primary and
     Fully Diluted
    Loss From Continuing Operations                          $ (0.04)           $ (0.45)         $ (0.17)         $  (0.84)
    Income (Loss)  From Discontinued Operations                    -              (0.37)            0.32             (1.85)
                                                             -------            -------          -------          --------
    Net Income  (Loss)                                       $ (0.04)           $ (0.82)         $  0.15          $  (2.69)
                                                             -------            -------          -------          --------
Weighted Average Number of Common Shares
     and Common Share Equivalents Outstanding                  3,855              3,845            3,855             3,825
                                                             =======            =======          =======          ========

          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)


                                                                   Nine Months Ended
                                                                      September 30,
                                                                   -------------------
                                                                     1996       1995
                                                                   ---------  --------
Cash Flows From Operating Activities:
 Net Income (Loss)                                                  $    561  $(10,286)
 Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided By Operating Activities
   Impairment of Oil and Gas Properties                                    -     6,979
   Depreciation, Depletion and Amortization                            1,594     1,889
   Extension of Warrants to Purchase Common Stock                                  478
    Other                                                                  _      (107)
                                                                    --------  --------
                                                                       2,155    (1,047)
 Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable                            569     1,238
   (Increase) Decrease in  Inventory                                     272       241
   (Increase) Decrease in Other Current Assets                           339      (690)
   Increase (Decrease) in Current Liabilities                         (1,122)    1,347
   Other                                                                 (64)      (33)
                                                                    --------  --------
Net Cash Provided by Operating Activities                              2,149     1,056

Cash Flows From Investing Activities:
 Acquisition of Rostone Net of Cash Acquired                            (118)        -
 Acquisition of Oneida Molded Plastics Corp.                               -    (3,398)
 Sale of Discontinued Operations                                       9,042         -
 Sale of  Real Estate                                                  2,073         -
 Exploration and Development of Oil and Gas Properties                     -    (4,371)
 Investment In and Advances to The Juliana Preserve                       (6)     (805)
 Capital Expenditures                                                   (833)      (12)
 Other                                                                     -       128
                                                                    --------  --------
Net Cash Provided by (Used in) Investing Activities                   10,158    (8,458)

Cash Flows From Financing Activities:
 Increase in Revolver Borrowings                                         393         -
 Proceeds from Issuance of Debt Obligations                            6,644         -
 Payments of Debt Obligations                                        (14,728)     (324)
 Proceeds From Exercise of Common Stock Options                            -        73
                                                                    --------  --------
Net Cash Used in Financing Activities                                 (7,691)     (251)

Increase (Decrease) in Cash and Cash Equivalents                       4,616    (7,653)

Cash and Cash Equivalents at Beginning of Period                         529     9,225
                                                                    --------  --------

Cash and Cash Equivalents at End of Period                          $  5,145  $  1,572
                                                                    ========  ========

          See Accompanying Notes to Consolidated Financial Statements

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1.   CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Reunion Industries, Inc. ("RII") (the successor by merger effective April 19, 1996 to Reunion Resources Company, see Note 6) and its majority owned subsidiaries. As used herein, the term "Company" refers to RII, its predecessors and its subsidiaries, unless the context indicates otherwise. All intercompany transactions and accounts are eliminated in consolidation. The consolidated financial statements for September 30, 1996 include the financial statements of Rostone Corporation which was acquired by the Company on February 2, 1996 (See
Note 2 - Business Acquisitions).

FINANCIAL STATEMENTS AT SEPTEMBER 30, 1996

     The Consolidated Balance Sheet at September 30, 1996, and the Consolidated Statements of Operations and Cash Flows for the three and nine months ended September 30, 1996 and 1995 included herein are unaudited; however, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not
necessarily indicative of results to be expected for the year.   The
Consolidated Balance Sheet at December 31, 1995 has been derived from the
audited financial statements at that date.   For further information, refer to
the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

EARNINGS PER SHARE

     Earnings per Common Share and Common Share Equivalent are computed based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include shares issuable upon exercise of the Company's stock options and warrants. For the three and nine months ended September 30, 1996 and 1995, common equivalent shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares because their effect would have been anti-dilutive.

NOTE 2.  BUSINESS ACQUISITIONS

ROSTONE

      On February 2, 1996, the Company acquired Rostone Corporation ("Rostone") which was merged with and into the Company's subsidiary, Oneida Molded Plastics Corp. ("Oneida"). The surviving corporation changed its name to Oneida Rostone Corp. ("ORC"). The purchase price payable to the stockholders of Rostone is an amount up to $4,001 as follows: (i) $1 in 1996, (ii) up to $2,000 in 1997 if Rostone achieves specified levels of earnings before interest and taxes (as provided in the merger agreement ) for 1996 and (iii) up to $2,000 in 1998 if Rostone achieves specified levels of earnings before interest and taxes for 1997. In addition, the Company incurred approximately $435 in acquisition related costs. Based on Rostone's earnings through September 30, 1996 the Company does not expect to pay any additional purchase price in 1997.

      The Rostone acquisition is being accounted for using the purchase method, with the purchase price of $436, including acquisition costs, allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired ("Goodwill", approximately $4,535) is being amortized on a straight-line basis over 15 years. Any additional consideration paid in future years will increase Goodwill and will be amortized on the same basis. The estimated fair values of assets and liabilities acquired in the Rostone acquisition are summarized as follows:

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

PRO FORMA RESULTS

     The following pro forma results of operations for the three and nine months ended September 30, 1996 and 1995 have been prepared assuming the acquisitions of Rostone and of Oneida had occurred as of January 1, 1995. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisitions been consummated as of January 1, 1995.



                                         THREE MONTHS ENDED                      NINE  MONTHS ENDED
                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                   ------------------------------            ---------------------------
                                      1996                  1995              1996                1995
                                   --------              --------            -------             -------

Revenues                            $14,041              $16,761             $44,611             $48,946

Income (Loss) From Operations       $   196              $  (574)            $   896             $   173

Net Income (Loss)                   $  (160)             $(2,967)            $   521             $(9,026)

Earnings per Common Share and
    Per Common Share Equivalent     $ (0.04)             $ (0.77)            $  0.14             $ (2.36)


                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (UNAUDITED)

NOTE 3.  SALE OF REUNION ENERGY COMPANY

     On April 2, 1996, the Company entered into an agreement to sell its subsidiary Reunion Energy Company ("REC"), including substantially all of its oil and gas assets, to Tri-Union Development Corp. ("Tri-Union") a subsidiary of Tribo Petroleum Corporation for a total price of approximately $11,375. On May 24, 1996 the Company completed the sale of REC for proceeds of $8,000 cash and a $2,200 six month note bearing interest at 12%. The purchase price received for REC's stock reflected adjustments for intercompany cash transfers by REC to the Company and certain expenditures by REC between January 1 and the May 24, 1996 closing date.

     The Company used $5,014 of the aggregate $8,000 cash paid by Tri-Union to pay related party indebtedness. This included $3,664 owed by ORC to Chatwins, a 38% shareholder of the Company, and $1,350 owed by the Company to Charles E. Bradley, Sr., the Company's President and Chief Executive Officer. Mr. Bradley is the Chairman of the Board and the majority shareholder of Chatwins.


NOTE 4.   INVENTORIES

     Inventories, principally for ORC's plastic products business, consisted of the following:

                        SEPTEMBER 30, 1996  DECEMBER 31, 1995
                        ------------------  -----------------

     Raw  Materials                 $2,038             $1,307
     Work-in process                 1,328              1,036
     Finished Goods                    809                217
                                    ------             ------
         Total                      $4,175             $2,560
                                    ======             ======


NOTE  5.  SEVERANCE AND EXIT COSTS

     During the year ended December 31, 1995, the Company recorded a provision for severance and related benefit costs of $1,115 relating to 26 employees to be terminated and a provision for exit costs of $175 relating to the remaining term of its Houston office lease. These costs were recorded in connection with the Company's closing of its Houston administrative office and relocating its
corporate headquarters to Connecticut.   During the three  months ended March
31, 1996, the Company paid $384 in severance and related benefits costs in connection with employees terminated in January 1996. The office closure was completed during the second quarter of 1996 and the Company wrote off
approximately $86 of  surplus furniture and fixtures.   During the three months
ended June 30, 1996, the Company paid $197 in severance and related benefit costs in connection with employees terminated in May, 1996. As a result of the final terms agreed upon with the purchaser of REC, certain provisions recorded in 1995 were reversed during the second quarter of 1996 resulting in an offset to SG&A expense of $276. During the three months ended September 30, 1996 the Company paid $121 in severance and related benefit costs. The Company expects to pay the remaining balance of the severance and exit cost accruals as follows: approximately $44 during the remainder of 1996 and $179 in 1997.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (UNAUDITED)


NOTE  6.  MERGER

     On April 19, 1996, Reunion Resources Company was merged with and into RII following approval by shareholders of a merger agreement dated November 14, 1995. RII's certificate of incorporation, which survives the merger, authorizes the issuance of 20,000 shares of common stock, par value $.01 per share, and 10,000 shares of "blank check" preferred stock, par value $.01 per share, and includes certain capital stock transfer restrictions which are intended to help assure that the Company's substantial net operating loss carryforwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" for federal income tax purposes.


NOTE 7.  CONTINGENCIES

     In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $716. Of this amount, $645 results from the auditor's conclusion that income from gain on sales of certain Canadian
assets in 1991 should be reclassified from nonbusiness to business income.   The
Company believes its classification of such income was correct, and intends to
appeal the  assessment of tax.   If the Company's positions prevail on this
issue, management believes that the amounts due would not exceed amounts
previously paid or provided for.   No additional  accruals have been made for
any amounts that may be due if the Company does not prevail   because the
outcome cannot be determined.   The Company  recorded a provision for  $85 in
the three  months ended June 30, 1996 for certain other adjustments proposed.

     In connection with the sale of REC, the Company retained certain properties in Louisiana because of litigation concerning environmental matters. The Company has recorded an accrual for $307 concerning the estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed clean up methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any additional costs of possible alternative clean up methods because the nature and dollar amount of such alternative cannot presently be determined.

     In September 1995, the Company amended its 1991 and 1992 Federal tax returns to request a refund of Alternative Minimum Tax ("AMT") previously paid. The refund is included in Current Assets in the Consolidated Balance Sheet in the amount of $750. The refund resulted from the carryback of a capital loss originating from the sale of Reunion common stock owned by a subsidiary of the Company. The IRS is in the process of auditing the refund request. Based on the nature of IRS agents correspondence and information requests, the Company expects a formal IRS agent's report will be issued denying the refund application (the "IRS Denial"). The Company intends to appeal the case to the IRS appeals division upon receipt of the IRS Denial. Although management believes it has provided a reasonable amount of documentation and technical arguments in support of its claim, the ultimate outcome of any appeal will be subject to the resolution of significant legal and factual issues by the appeals division or by a court. The Company has not recorded a provision for the possible denial of the AMT refund claim because the ultimate outcome of this matter cannot presently be determined.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (UNAUDITED)


NOTE 8.  SUBSEQUENT EVENTS

     On October 21, 1996, the Company, through its ORC subsidiary, acquired a 27.5% interest in Data Packaging Limited ("DPL") for a cash payment of $700. ORC has also entered into an agreement to acquire, subject to certain lender consents, an additional 68% interest in DPL for $2,800, payable in cash of
$1,050 and an unsecured  $1,750 10% three year note.    DPL, headquartered in
Mullingar, Ireland, is a custom injection molder serving customers in the computer and business equipment industries. DPL's revenues and operating profit for the fiscal year ended April 30, 1996 were approximately $15,100 and $900 respectively.

  On September 20, 1996, the Company, through its ORC subsidiary, reached a non-binding agreement on the principal terms for the acquisition of the assets and business of Quality Molded Products, Inc. of Siler City, North Carolina.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On September 14, 1995, the Company acquired Oneida, which manufactures
precision plastic products and provides engineered plastics services.   As a
result of the Oneida acquisition, the Company's principal operations are in the plastic products industry. On February 2, 1996, the Company completed the Rostone acquisition which added new customers and products to the plastic
products segment.   In addition to the DPL  and  the proposed Quality Molded
Products acquisitions, the Company is considering additional acquisitions to increase its customer base and expand its product offerings and service capabilities in the plastics industry. In addition, the Company may consider acquisitions in other industries. The Company is also engaged in real estate development and wine grape agricultural operations in Napa County, California.

     In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. The Company engaged an investment bank specializing in oil and gas transactions to assist in the sale of the oil and gas operations. On May 24, 1996, the Company sold its wholly owned subsidiary REC, including substantially all of REC's oil and gas assets, to Tri-Union for a total price of
approximately $11.4 million.   The purchase price was  paid by $8.0 million in
cash at the closing , as adjusted for cash advances from REC prior to the closing, and a $2.2 million 6-month note with interest at 12%. Upon completion of this transaction, the Company has substantially discontinued oil and gas operations.

     The Company recognized a net loss of $0.2 million and net income of $0.6 million., respectively, for the three months and nine months ended September 30, 1996 compared to a net loss of $3.1 million and $10.3 million
for the three months and nine months  ended September 30, 1995.   The following
discussion of Results of Continuing Operations describes the Company's continuing operations in plastic products and agriculture separately from discontinued operations.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------

     The Company recognized a loss from continuing operations of $0.2 million for the three months ended September 30, 1996 compared to a loss of $1.7 million in 1995. The 1996 results include the plastic products segment, which the Company entered in September 1995.

     PLASTIC PRODUCTS SEGMENT: The Oneida acquisition on September 14, 1995 represented the Company's entry into a new operating segment, plastic products. The Rostone acquisition in February 1996 increased operations in this segment. Revenues and operating profit of the plastic products segment were $14.0 million and $0.8 million, respectively, for the three months ended September 30, 1996, compared to revenues and operating profit of $1.8 million and $0.1 million for the last two weeks of September 1995.

     On a pro forma basis, as if the Oneida and Rostone acquisitions had occurred as of January 1, 1995, revenues decreased $ 2.7 million to $14.0 million for the three months ended September 30, 1996 from $16.7 million in the three months ended September 30, 1995. This 16% decrease in revenues is attributable primarily to decreased sales of thermoplastic products due to departures of select parts programs and customer delays in bringing scheduled new parts programs into production. Lower sales to existing customers reflect a general growth slowdown in the market as well as customers withdrawing programs to their own captive molding facilities. The Company's tooling sales, historically a leading indicator of future sales, remain strong. Tooling sales increased $0.2 million or 13% to $1.8 million for the three months ended September 30, 1996. Plastic products segment backlog totaled $ 15.3 million at September 30, 1996. This compares to backlog, on a pro forma basis, of $18.0 million at December 31, 1995 and $18.0 million at September 30, 1995.

     On a pro forma basis, cost of sales totaled $11.7 million, or 83.6% of net sales, for the three months ended September 30, 1996 compared to $14.1 million, or 84.4% of net sales, for the three months ended September 30, 1995. The plastic products segment continued to benefit from participation in reduced rate electricity programs and from reductions in direct labor resulting from improved efficiency. These factors were offset by higher material

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

content as a percentage of sales due to the change in sales mix. As a result of the decrease in sales, gross margins on a pro forma basis declined to $2.3 million, or 16.4% of net sales, from $2.6 million, or 15.6% of net sales, in 1995.

     Selling, general and administrative expenses were $1.5 million on a pro forma basis for the three months ended September 30, 1996, equal to pro forma expenses for the three months ended September 30, 1995. Operating income on a pro forma basis was $0.8 million, or 5.7% of net sales, for the three months ended September 30, 1996 compared to $1.2 million, or 6.8% of net sales, for the comparable prior year period.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $ 0.5 million for the three months ended September 30, 1996 compared to $ 1.6 million for the three months ended September 30, 1995. The expenses for the three months ended September 30, 1995 include a $1.1 million severance charge recorded in conjunction with the Company's decision to close its Houston office and sell its oil and gas assets.

     OTHER INCOME AND (EXPENSE): Interest expense was $0.5 million for the three months ended September 30, 1996 compared to $0.1 million for the three months ended September 30, 1995 as a result of interest on ORC debt. On a pro forma basis, as if the Oneida and Rostone acquisitions had occurred as of January 1, 1995, interest expense was $ 0.7 million for the three months ended September 30, 1995.

NINE  MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------

     The Company recognized a loss from continuing operations of $0.7 million for the nine months ended September 30, 1996 compared to a loss of $3.2 million in the first nine months of 1995. The 1996 results include the plastic products segment, which the Company entered in September 1995.

     PLASTIC PRODUCTS SEGMENT: The Oneida acquisition on September 14, 1995 represented the Company's entry into a new operating segment, plastic products. The Rostone acquisition in February 1996 increased operations in this segment. Revenues and operating profit of the plastic products segment were $42.3 million and $2.5 million, respectively for first nine months ended September 30, 1996, compared to revenues and operating profit of $1.8 million and $0.1 million for the last two weeks of September 1995.

     On a pro forma basis, as if the Oneida and Rostone acquisitions had occurred as of January 1, 1995, revenues decreased $ 4.3 million to $44.6 million for the nine months ended September 30, 1996 from $48.9 million in the nine months ended September 30, 1995. This 9% decrease in revenues is attributable primarily to decreased sales of plastic products due to departures of select parts programs and customer delays in bringing scheduled new parts programs into production. Lower sales to existing customers reflects a general growth slowdown in the market as well as customers withdrawing programs to their own captive molding facilities. The Company's tooling sales, historically a leading indicator of future sales, remain strong. Tooling sales increased $0.4 million, or 9%, to $4.7 million for the nine months ended September 30, 1996 compared to $4.3 million in the prior year period. Plastic products segment backlog totaled $15.3 million at September 30, 1996. This compares to backlog, on a pro forma basis, of $18.0 million at December 31, 1995 and $ 18.0 million at September 30, 1995.

     Pro forma cost of sales totaled $37.2 million, or 83.5% of net sales, for the nine months ended September 30, 1996 compared to $40.9 million, or 83.6% of net sales for the nine months ended September 30, 1995. The segment continued to benefit from participation in reduced rate electricity programs and from reductions in direct labor resulting from improved efficiency. These factors were offset by higher material content as a percentage of sales due to the change in sales mix. As a result of the decrease in sales, pro forma gross margins declined to $7.4 million, or 16.5% of net sales in 1996 from $8.0 million, or 16.4% of net sales, in 1995.

     Selling, general and administrative expenses were $4.8 million, on a pro forma basis, for the nine months ended September 30, 1996, $0.2 million greater than in the nine months ended September 30, 1995. This increase results primarily from increased payroll and benefit related costs. Pro forma operating income was $2.5 million, or 5.7% of net sales, for the nine months ended September 30, 1996 compared to $3.4 million, or 6.9% of net sales, for the comparable prior year period.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $1.4 million for the nine months ended September 30, 1996 compared to $ 3.2 million for the nine months ended September 30, 1995. The expenses for the nine months ended September 30, 1996 included occupancy and office costs for both the Company's previous headquarters in Houston, Texas, closed in May 1996, and its new headquarters in Stamford, Connecticut and are net of $0.3 million in reversals of certain charges for office closing and severance accrued in 1995. The expenses for the nine months ended September 30, 1995 include a $0.5 million charge related to the extension of the exercise period for certain warrants and a $1.1 million severance charge recorded in conjunction with the Company's decision to close its Houston office and sell its oil and gas assets.

     OTHER INCOME AND (EXPENSE): Interest expense was $1.7 million for the nine months ended September 30, 1996 compared to $0.2 million for the nine months ended September 30, 1995 as a result of interest on ORC debt. On a pro forma basis, as if the Oneida and Rostone acquisitions had occurred as of January 1, 1995, interest expense was $1.9 million for the nine months ended September 30, 1995.


RESULTS OF DISCONTINUED OPERATIONS

     The Company discontinued its U. S. oil and gas operations during the year ended December 31, 1995. A provision was recorded during the year ended December 31, 1995 to record estimated results of operations through the date of disposition and the estimated loss on disposal. On May 24, 1996, the Company completed the sale of its REC subsidiary for proceeds of $8.0 million cash and a
$2.2 million note due November 25, 1996.   The Company retained  certain
Louisiana oil and gas properties because of litigation concerning environmental contamination.

THREE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------

     The Company recognized a loss from discontinued operations of $1.4 million for the three months ended September 30, 1995. The Company followed the full cost method of accounting for oil and gas properties and, as a result of substantial decreases in prices received for natural gas, recognized impairment losses of $1.5 million during the three months ended September 30, 1995 to reduce the carrying value of the investment in oil and gas properties to the "full cost ceiling." Before these valuation charges, the Company realized income from the discontinued oil and gas operations of $0.1 million on revenues of $1.5 million for the three months ended September 30, 1995. The Company recorded no activity from discontinued operations during the three months ended September 30, 1996.

NINE   MONTHS ENDED  SEPTEMBER  30, 1996
----------------------------------------

     Results of discontinued operations during 1996, prior to the disposition on May 24, 1996, were approximately break even on revenues of $2.1 million. An additional loss from discontinued operations of $0.4 million was recorded in the nine months ended September 30, 1996 reflecting the purchase price adjustment resulting from the retention of the Louisiana properties and a $0.1 million provision for taxes resulting from the California tax audit discussed below. This loss was offset by a $1.6 million gain from an insurance reimbursement, resulting in net income from discontinued operations of $1.2 million for the
nine months ended September 30, 1996.   The Company recognized a loss from
discontinued operations of $7.1 million for the nine months ended September 30, 1995. The Company followed the full cost method of accounting for oil and gas properties and, as a result of substantial decreases in prices received for natural gas, recognized impairment losses of $7.0 million during the nine months ended September 30, 1995 to reduce the carrying value of the investment in oil and gas properties to the "full cost ceiling." Before these valuation charges, the Company realized a loss from the discontinued oil and gas operations of $ 0.1 million on revenues of $4.3 million for the nine months ended September 30, 1995.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF 1996 ACTIVITIES

     Cash and cash equivalents totaled $5.1 million at September   30, 1996.
Cash increased $4.6 million during the nine months ended September 30, 1996, with $2.1 million provided by operations, $10.2 million provided by investing activities, and $7.7 million used in financing activities.

     INVESTING ACTIVITIES: As described above, the Company completed the Rostone acquisition in February, 1996. The purchase price for the acquisition, including acquisition costs, totaled $0.4 million which was funded
from the  Company's cash balances.   Capital expenditures were $0.8 million.
The sale of discontinued REC operations as discussed below generated cash of approximately $9.0 million. This included $8.0 million cash at closing plus an additional $1.0 million, net of transaction costs, transferred to the Company prior to closing. In August 1996, the Company closed the sale of its Padre Island, Texas real estate for net proceeds of $2.1 million.

     FINANCING ACTIVITIES: Principal payments reduced long-term obligations by $9.8 million in the nine months ended September 30, 1996. In addition the Company used proceeds from the sale of REC as discussed below to pay $4.9 million in related party indebtedness. Proceeds from new borrowings totaled $6.6 million.

     OPERATING ACTIVITIES: Net cash provided by operating activities was $2.1 million in the nine months ended September 30, 1996.

FACTORS AFFECTING FUTURE LIQUIDITY

     Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, for ORC and for the Juliana Preserve.

     CORPORATE: Management estimates that corporate expenses, including salaries and benefits, professional fees and other public company costs, will approximate $ 0.5 million for the remainder of 1996 and $1.8 million in 1997. Approximately $0.1 million and $0.2 million of severance and exit costs related to the closure of the Company's Houston administrative office, accrued in 1995, are expected to be paid during the remainder of 1996 and in 1997,
respectively.   The Company's source of funds for these requirements and for future acquisitions, other than cash balances and additional borrowings, are from payments by ORC permitted under a secured credit facility as described below and from proceeds from the sale of discontinued oil and gas operations and other assets held for sale. During 1996, the Company sold certain real estate in Texas for net proceeds of $2.1 million and is pursuing the sale or farmout of its mineral interests in Utah.

     ORC's credit facility with Congress Financial Corporation ("Congress") limits payments to the Company by ORC. If certain levels of availability (as defined in the loan agreements) are maintained, ORC is permitted to pay the Company management fees of up to $0.3 million per year and tax sharing payments of up to 50% of the tax savings realized by ORC because of the Company's net operating loss carryovers. There can be no assurances that ORC will be able to maintain the required levels of availability and be permitted to make the management fee and tax sharing fee payments to the Company. In any event, the maximum amount of such payments is not expected to be sufficient for the Company's corporate operating and debt service requirements.

     On May 24, 1996 the Company completed the sale of REC to Tri-Union for proceeds of $8.0 million in cash as adjusted for certain cash transfers from REC from January 1, 1996 through the May 24 closing, and a $2.2 million six month note bearing interest at 12%. Pursuant to existing agreements, the Company used $5.0 million of the aggregate $8.0 million cash paid by Tri-Union to pay related party indebtedness. This included approximately $3.6 million owed by CGI, a 38% shareholder of the Company, and approximately $1.3 million owed by the Company to Charles E. Bradley, Sr., the Company's President and Chief Executive Officer. Mr. Bradley is the Chairman of the Board and the majority shareholder of CGI.

     As result of the above transactions, management believes that the Company will have sufficient resources to meet its corporate obligations as they become due over the next twelve months.

     ORC: On February 2, 1996, in connection with the Rostone acquisition, ORC entered into a new credit facility with Congress. The new credit facility provides for maximum borrowings of $16.0 million under a term loan in the original amount of $6.6 million and revolving loans based on the eligible balances of accounts receivable and

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

inventory. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, during the next twelve months.

     THE JULIANA PRESERVE: In January 1995, the Juliana Preserve entered into the Development and Marketing Agreement with Juliana Pacific, Inc. to develop the Juliana Preserve into a master-planned estate-oriented residential community encompassing the entire vineyard. The joint venture agreement contemplates that development costs associated with the project will be financed solely from the assets of the joint venture, including the sale of such assets, or by development financing. In October 1995, the joint venture entered into a loan agreement with Washington Federal Savings, the parent of Freedom Vineyards, to provide $3.0 million of development financing for this project. Based on plans and projections prepared by Juliana Pacific and approved by the joint venture partners, and on projections of farming costs and capital requirements for the 1996 crop year, the Company believes that it will not be required to commit any additional resources to the Juliana Preserve for either development or farming activities during the next twelve months. Approximately $0.6 million of debt collateralized by certain real estate in the Juliana Preserve matures in January 1997. The Company is presently negotiating an extension of this debt.

     ACQUISITIONS: On September 20, 1996, the Company, through its ORC subsidiary, reached a non-binding agreement on the principal terms for the acquisition of the assets and business of Quality Molded Products, Inc. of Siler City, North Carolina.

     On October 21, 1996 the Company, through its ORC subsidiary, acquired a 27.5% interest in Data Packaging Limited ("DPL") for a cash payment of payment of $0.7 million. ORC has entered into an agreement to acquire, subject to certain lender consents, an additional 68% interest in DPL for $2.8 million, payable in cash of $1.05 million and an unsecured $1.75 million 10% three year note.

     The Company expects to fund these acquisitons from its cash balances and from borrowed funds.


CONTINGENCIES AND UNCERTAINTIES

     In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $0.7 million. Of this amount, $0.6 million results from the auditor's conclusion that income from gain on sales of certain Canadian assets in 1991 should be reclassified from nonbusiness to
business income.   The  Company believes its classification of such income was
correct, and intends to appeal the assessment of tax.   If the Company's
positions prevail on this issue, management believes that the amounts due would
not exceed amounts previously paid or provided for.   No additional  accruals
have been made for any amounts that may be due if the Company does not prevail
because the  outcome cannot be determined.   The Company recorded a provision
for $0.1 million in the three months ended June 30, 1996 for certain other adjustments proposed.

     In connection with the sale of REC the Company retained certain properties in Louisiana because of litigation concerning environmental matters. The Company has recorded an accrual for $0.3 million concerning the estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed clean up methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any additional costs of possible alternative clean up methods because the nature and dollar amount of such alternative cannot presently be determined.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES



     In September 1995, the Company amended its 1991 and 1992 Federal tax returns to request a refund of Alternative Minimum Tax ("AMT") previously paid. The refund is included in Current Assets in the Consolidated Balance Sheet in the amount of $0.8 million. The refund resulted from the carryback of a capital loss originating from the sale of Reunion common stock owned by a subsidiary of the Company. The IRS is in the process of auditing the refund request. Based on the nature of IRS agent's correspondence and information requests, the Company expects a formal IRS agent's report will be issued denying the refund application (the "IRS Denial"). The Company intends to appeal the case to the IRS appeals division upon receipt of the IRS Denial. Although management believes it has provided a reasonable amount of documentation and technical arguments in support of its claim, the ultimate outcome of any appeal will be subject to the resolution of significant legal and factual issues by the court. The Company has not recorded a provision for the possible denial of the AMT refund claim because the ultimate outcome of this matter cannot presently be determined.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBIT

        10.1 Loan and Security Agreement dated February 2, 1996 between Congress Financial Corporation as lender and Oneida Rostone Corp. and Oneida Molded Plastics Corp. of North Carolina as borrowers.

        10.2 Amendment No. 1 to Loan and Security Agreement dated October 21, 1996 modifying original Loan and Security Agreement dated
             February 2, 1996 between Congress Financial Corporation as lender and Oneida Rostone Corp. and Oneida Molded Plastics Corp. of North Carolina as borrowers.

         27  Financial Data Schedule

         (B) CURRENT REPORTS ON FORM 8-K

         During the quarter ended September 30, 1996, the Company filed no reports on Form 8-K:

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REUNION INDUSTRIES, INC.
                                       (Registrant)


                                       By /s/ Richard L. Evans
                                          -------------------------------------
                                          Richard L. Evans
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)



Date: November  13, 1996