Form 10-K
period 1996-12-31
REUNION INDUSTRIES INC
filed 1997-03-31
CIK 1003429

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-7726
                           REUNION INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              06-1439715
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

                              62 SOUTHFIELD AVE.
                             ONE STAMFORD LANDING
                          STAMFORD, CONNECTICUT 06902
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                (203) 324-8858
                    (TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                        NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                     REGISTERED
          -------------------       ---------------------------------------
      Common Stock, $.01 par value  The Pacific Stock Exchange Incorporated
                                           NASDAQ Small-Cap. Market

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [_]

  As of February 28, 1997, the registrant had 3,855,100 shares of Common Stock issued and outstanding. As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the high and low sales prices on the NASDAQ Small-Cap. Market) was approximately $9,196,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III, Items 10 through 13 are incorporated from the Company's definitive proxy statement to be filed within 120 days after the close of the Company's fiscal year.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            REUNION INDUSTRIES, INC.

                         TABLE OF CONTENTS OF FORM 10-K

                                     PART I

 ITEM
 NO.                                                                       PAGE
 ----                                                                      ----
  1.  BUSINESS...........................................................    1
      General............................................................    1
      Plastic Products and Services......................................    2
      Discontinued Operations............................................    4
      Environmental Regulation...........................................    6
      Employees..........................................................    7
  2.  PROPERTIES.........................................................    7
      Plastic Products Segment...........................................    7
      Properties Held for Sale...........................................    7
      Other Properties...................................................    8
  3.  LEGAL PROCEEDINGS..................................................    8
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................    9

                                    PART II

  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS...........................................................    9
  6.  SELECTED FINANCIAL DATA............................................   10
  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS.............................................   11
  8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........   16
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE..............................................   16

                                    PART III

 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................   17
 11.  EXECUTIVE COMPENSATION.............................................   17
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....   17
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................   17

                                    PART IV

 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....   18
      SIGNATURES.........................................................   19

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Reunion Industries, Inc. ("RII") is the successor by merger, effective April 19, 1996, of Reunion Resources Company ("RRC"). As used herein, the term "Company" refers to RII, its predecessors and its subsidiaries unless the context indicates otherwise. The Company's executive offices are located at 62 Southfield Avenue, One Stamford Landing, Stamford, Connecticut 06902 and its telephone number is (203) 324-8858.

  The Company, through its wholly owned subsidiary Oneida Rostone Corp. ("ORC"), manufactures high volume, precision plastic products and provides engineered plastics services. ORC's Oneida division, acquired in September 1995, designs and produces injection molded parts and provides secondary services such as hot stamping, welding, printing, painting and assembly of such products. In addition, Oneida designs and builds custom molds at its tool shops in order to produce component parts for specific customers. ORC's Rostone division, acquired in February 1996, compounds and molds thermoset polyester resins. The acquisitions in November 1996 of Data Packaging Limited ("DPL"), which operates in Ireland, and of the assets and business of Quality Molded Products, Inc. ("QMP", now part of the Oneida division), have expanded the Company's custom injection molding capacity.

  During the five year period ended December 31, 1996, the Company, through its subsidiaries, was also engaged in exploring for, developing, producing and selling crude oil and natural gas in the United States and in real estate development and wine grape agricultural operations in Napa County, California. In December 1996, the Company's Board of Directors resolved to pursue the sale of the Company's agricultural operations and property in California. In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and discontinue the Company's oil and gas operations. Until 1993, the Company had also, through its subsidiaries, (i) provided contract workover services in the Gulf of Mexico, (ii) explored for, developed, produced and sold crude oil and natural gas in Canada and (iii) engaged in the management of oil and gas partnerships. Each of these three lines of business were either discontinued or sold in 1993.

  General information about each of the Company's principal business segments is set forth below under the captions "Plastic Products and Services", and "Discontinued Operations." Certain financial information concerning the discontinued operations is set forth in Note 3 to the Consolidated Financial Statements.

  The Company's original predecessor was organized in California in 1929. The Company's predecessor, Buttes Gas and Oil Co. ("BGO"), and certain of its subsidiaries emerged in December 1988 from a reorganization in bankruptcy (the "Reorganization") under Chapter 11 of the United States Bankruptcy Code. Effective June 29, 1993, the Articles of Incorporation of BGO were amended to effect a plan of recapitalization (the "Recapitalization") pursuant to which, among other things, (i) each then outstanding share of common stock, par value $.01 per share, of BGO ("Old Buttes"), was converted automatically and without further action by stockholders into 1/300th share of new common stock, par value $.01 per share (the "Reverse Split"), of Old Buttes (as so recapitalized, "New Buttes"); (ii) all fractional interests in shares of Old Buttes resulting from the Recapitalization are to be settled in cash at the last sale price of Old Buttes shares on the Pacific Stock Exchange on the last trading day before the effective date of the Recapitalization; (iii) following the effective date of the Recapitalization, New Buttes distributed 14 additional shares of New Buttes for each one new share issued (or issuable) in the Recapitalization, in payment of a stock distribution payable to the holders of record of New Buttes shares on the day after the effective date of the Recapitalization (thereby effecting a fifteen-for-one forward stock split). BGO was then merged into RRC, a Delaware corporation. RRC merged into RII effective April 19, 1996.

  RII's Certificate of Incorporation includes certain capital stock transfer restrictions (the "Transfer Restrictions") which are designed to prevent any person or group of persons from becoming a 5% shareholder of RII and to prevent an increase in the percentage stock ownership of any existing person or group of persons that constitutes a 5% shareholder by prohibiting and voiding any transfer or agreement to transfer stock to the extent that it would cause the transferee to hold such a prohibited ownership percentage. The Transfer Restrictions are intended to help assure that the Company's substantial net operating loss carry forwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" for federal income tax purposes.

PLASTIC PRODUCTS AND SERVICES

  On September 14, 1995, the Company acquired (the "Oneida Acquisition") Oneida Molded Plastics Corp. ("Oneida"). On February 2, 1996, Rostone Corporation ("Rostone") merged with and into Oneida (the "Rostone Acquisition") and the surviving corporation changed its name to Oneida Rostone Corp. Oneida and Rostone operate as divisions of ORC. On November 18, 1996, ORC acquired (the "QMP Acquisition") the assets and business of Quality Molded Products, Inc. ("QMP") and completed the acquisition (the "DPL Acquisition") of 95.5% of the outstanding shares of Data Packaging Limited ("DPL"). QMP became part of the Oneida division of ORC. DPL operates as a subsidiary of ORC.

ONEIDA

  Founded in 1964, ORC's Oneida division is a full service plastic injection molder which manufactures high volume, precision plastic products and provides engineered plastics services. Oneida designs and produces injection molded parts and provides secondary services such as hot stamping, welding, printing, painting and assembly of such products. Oneida's principal products consist of specially designed and manufactured components for office equipment; business machines; computers and peripherals; telecommunications, packaging and industrial equipment; and recreational and consumer products.

  Oneida designs and manufactures most of its products by injection molding to a customer's specifications. In most cases, Oneida obtains a contract to produce a specified number of custom designed products using custom built molds owned by the customer. The customer either provides its own molds or has Oneida design and build or obtain from a supplier the molds necessary to produce the products. The custom molds produced by Oneida are manufactured at one of its two tool shops, which are located in Clayton, North Carolina and Phoenix, New York. Oneida has four injection molding facilities, which are located in Oneida and Phoenix, New York and Clayton and Siler City, North Carolina. The Siler City facility was acquired in November 1996 as part of the QMP Acquisition.

  The markets in which Oneida competes have sales in excess of $6 billion per year. These markets are highly competitive. Oneida's principal competitors are international companies with multi-plant operations based in the United States, Germany, France and Japan, as well as approximately 3,800 independent companies located in the United States engaged in the custom molding business. Most of these companies are privately owned and have sales volume ranging from $3 million to $7 million per year. In addition, approximately one-half of the total injection molding market is supplied by in-house molding shops. Oneida competes on the basis of price, customer service and product quality.

  Sales of Oneida's products are made through a network of independent manufacturer's representatives working from fifteen separate regional offices throughout the eastern United States. Oneida pays commissions of between two and five percent of sales, based upon volume. Oneida has a decentralized sales organization that keeps close contact with customers. During 1996, 1995 and 1994, one customer, Xerox Corporation, was responsible for more than 10% of Oneida's net sales. Sales to Xerox were approximately 45% of Oneida's sales during 1996, and receivables from Xerox were approximately 18% of Oneida's accounts receivable at December 31, 1996. The loss of this customer could have a material adverse effect on the results of operations of Oneida. In addition to its core customer, Xerox Corporation, Oneida has approximately 500 customers in the various industries described above. Oneida has recently obtained additional customers in the business machines, consumer products and medical products industries. The Company believes that these new customers provide further growth opportunities for Oneida.

  The principal raw materials used by Oneida are thermoplastic polymers. These materials are available from a number of suppliers. Prices for these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials used by Oneida will not increase in the future. Oneida's contracts with its customers generally provide that such price increases can be passed through to the customers.

  Oneida's backlog orders believed firm at December 31, 1996 and December 31, 1995 were approximately $16.1 million and $15.4 million, respectively, substantially all of which are expected to ship within a year.

  The majority of Oneida's engineering work is related to meeting design requirements and specifications of its customers that require customized products and developing greater production efficiencies. To meet these objectives, Oneida has engineering personnel at each of its manufacturing locations. Oneida's business is not materially dependent on any patents, licenses or trademarks.

ROSTONE

  Founded in 1927, ORC's Rostone division specializes in precision thermoset plastic molded parts for original equipment manufacturers in the electrical, transportation, appliance and office equipment industries. Rostone is also a compounder of proprietary fiberglass reinforced polyester materials used in a number of customer applications.

  Rostone manufacturers its thermoset products through the use of custom built molds. These customer owned molds are either provided by the customer or designed by Rostone and built by one of the Oneida tooling facilities or by another supplier to produce parts to customer specifications. All operations are conducted from one facility in Lafayette, Indiana.

  Rostone competes in a market with a limited number of privately owned competitors and in-house molders on the basis of price, product specifications and customer service. Rostone sells its products and services primarily through a network of independent manufacturers' representatives.

  The principal raw materials used by Rostone are styrene, polyester resins, fiberglass, and commercial phenolics. These materials are available from a number of suppliers. Prices and availability of these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials used by Rostone will not increase in the future. If shortages occur, as occurred for fiberglass during 1994 and 1995, Rostone exercises its flexibility to engineer new products to provide its customers a cost effective alternative to the material in short supply.

  Rostone's backlog of firm orders released for production was approximately $5.1 million at December 31, 1996 and $2.6 million at December 31, 1995, substantially all of which are expected to ship within a year.

  Research and development at Rostone is focused on the development of proprietary thermoset materials under the trade name "Rosite". Rostone compounds a wide range of Rosite materials to satisfy its customers various needs. Rostone also provides services in meeting customers' design requirements and specifications of their customized products. Other than "Rosite," Rostone's business is not materially dependent on any patents, licenses or trademarks.

DATA PACKAGING LIMITED

  Founded in 1981, DPL originally produced magnetic media cassettes, compact disk and other proprietary products for the computer and data storage industries. These businesses were discontinued by 1989. DPL presently is a full service custom plastics injection molder which manufactures high volume, precision plastic products and provides engineered plastics services. DPL's principal products consist of specially designed and manufactured components for office equipment; business machines; computer and peripherals; and telecommunications equipment.

  DPL designs and manufactures its products to a customer's specifications using custom built molds owned by the customer. The customer either provides its own molds or has DPL design and obtain from a supplier the molds necessary to produce the products. Substantially all operations are conducted from one facility in Mullingar, County Westmeath, Ireland.

  DPL's markets are highly competitive. Principal competitors are international companies with operations in Ireland and Western Europe, and approximately five independent companies in Ireland. DPL competes on the basis of price, customer service and product quality.

  Sales of DPL's products are made by the company's in-house sales force, which maintains close contact with its customers. During 1996, two customers were each responsible for more than 10% of DPL's net sales. One customer, Dell Products, represented approximately 44% of DPL's sales during the period subsequent to the DPL Acquisition and receivables from Dell Products were approximately 26% of DPL's accounts receivables at December 31, 1996. The loss of this customer could have a material adverse effect on DPL's results of operations. DPL has recently obtained new customers in the office equipment and telecommunications industries which management believes provide further growth opportunities for DPL.

  The principal raw materials used by DPL are thermoplastic polymers. These materials are available from a number of suppliers. Prices for these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials used by DPL will not increase in the future. DPL's contracts with its customers generally provide that such price increases can be passed through to the customers.

  DPL's backlog of orders believed firm at December 31, 1996 were approximately $3.9 million, substantially all of which are expected to ship within a year.

  The majority of DPL's engineering work is related to meeting design requirements and specifications of its customers that require customized products and developing greater production efficiencies. DPL's business is not materially dependent on any patents, licenses or trademarks.

DISCONTINUED OPERATIONS

AGRICULTURAL AND REAL ESTATE OPERATIONS

  Through December 1996, the Company was engaged in agricultural and real estate operations consisting primarily of investments in The Juliana Preserve (the "Preserve") and in certain real estate controlled by the Preserve. The Preserve is a California general partnership, formed on October 1, 1994 by Juliana Vineyards and Crescent Farms Company (wholly owned subsidiaries of the Company), together referenced herein as "Juliana", and Freedom Vineyards, Inc., a California corporation ("Freedom Vineyards"), to jointly farm, manage, develop and ultimately dispose of the combined interest of all the parties. The joint venture controls approximately 4,700 acres, of which approximately 1,700 acres are suitable for wine grape production and of which approximately 400 acres are currently in production. This property is located within the official boundaries of the Napa Valley American Viticultural Area, the premier grape growing region of North America. Prior to the joint venture's formation, Juliana engaged in wine grape vineyard development and the growing and harvesting of wine grapes for the premium table wine market. The joint venture will continue to engage in wine grape agriculture until the existing vineyard parcels are sold. The joint venture does not hold a significant position in the wine grape market. Prices received on the sale of wine grapes may fluctuate widely, depending upon supply, demand and other factors.

  In forming the joint venture, the parties effectively contributed their ownership interests in the agricultural and and real estate operations in exchange for undivided ownership interests in the joint venture of 71.7% to Juliana and 28.3% to Freedom Vineyards, based on independent appraisals of their respective interests. Although Juliana has a 71.7% interest in the net income and net assets of the joint venture, it has a 50% voting interest in matters concerning the operation, development and ultimate disposition of the property. Juliana is obligated for indebtedness of $2.3 million, payable to an insurance company, which is fully collateralized by land and vineyards.

  In January 1995, the Preserve entered into a Development and Marketing Agreement with Juliana Pacific, Inc., a California corporation and an affiliate of Pacific Union Company ("Pacific Union"), to develop the Preserve into a master-planned estate-oriented residential community encompassing the entire vineyard. Pacific Union is an experienced, well-established real estate developer based in San Francisco. Among its projects are the Meadowood resort and the Merryvale Winery in St. Helena, California and the Rancho San Carlos development near Monterey, California. The joint venture agreement contemplated that development costs associated with the project would be financed solely from the assets of the joint venture, including the sale of such assets, or by development financing. In October 1995, the joint venture entered into a loan agreement with Washington Federal Savings, the parent of Freedom Vineyards, to provide $3.0 million of development financing for this project.

  In December 1996, the Company's Board of Directors concurred with the joint venture's plan to suspend the residential development activities and seek a buyer or buyers for the entire property. The Development and Marketing Agreement with Juliana Pacific will be canceled effective April 2, 1997. Discussions are currently being held with several potential buyers of the property, and the joint venture is in the process of retaining a sales agent.

U.S. OIL AND GAS OPERATIONS

  Through November 1995, the Company was engaged in exploring for, developing, producing and selling crude oil and natural gas in the United States through the Company's wholly owned subsidiary, Reunion Energy Company ("REC", formerly Buttes Resources Company). REC operated oil and gas properties in California, Louisiana and Texas and had interests in properties operated by others in five additional states. In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. On April 2, 1996, the Company entered into an agreement to sell REC, including substantially all of its oil and gas assets, to Tri-Union Development Corp. ("Tri-Union") a subsidiary of Tribo Petroleum Corporation for a total price of approximately $11.4 million. On May 24, 1996 the Company completed the sale of REC for proceeds of $8.0 million cash and a $2.2 million six month note bearing interest at 12%. The purchase price received for REC's stock reflected adjustments for intercompany cash transfers by REC to the Company and certain expenditures by REC between January 1 and the May 24, 1996 closing date. The note was fully paid in February 1997. Upon completion of this transaction, the Company has substantially completed the disposal of its discontinued oil and gas operations.

  Through 1993, the Company's oil and gas partnership management operations were conducted through its wholly owned subsidiary, Buttes Energy Company ("BEC"). The partnerships managed by BEC had interests in approximately 996 wells in seven states. The Company did not own a significant direct or indirect interest in any of these properties, but a subsidiary of BEC operated 261 of the wells. The Company received fees from the partnerships which partially offset the expenses incurred by the Company in managing them. The Company also received overhead reimbursements for supervising the operations of the properties which it operated. On December 22, 1993, the Company sold all of the common stock of BEC to TDP Energy Company for approximately $2.1 million in cash. Upon consummation of the sale, the Company was no longer engaged in the partnership management business.

CANADIAN OIL AND GAS OPERATIONS

  The Company's Canadian operations were primarily conducted through its wholly owned subsidiary, Northern Enterprises (Canada) Ltd. ("NECL"), which was headquartered in Calgary, Alberta. These operations consisted of oil and gas producing properties in Alberta, Saskatchewan and British Columbia, and exploratory acreage in Alberta and British Columbia. On May 14, 1993, the Company sold substantially all of the assets of NECL to Mannville Oil & Gas Ltd., a Canadian Corporation ("Mannville"). Mannville paid approximately $7.4 million in cash and assumed approximately $3.1 million of indebtedness and other liabilities of NECL. As a result of this transaction, the Company was no longer engaged in the oil and gas business in Canada.

OFFSHORE CONTRACT WORKOVER OPERATIONS

  The Company discontinued its offshore contract workover operations effective December 31, 1992. These operations were conducted through a majority owned subsidiary, Dolphin Titan International, Inc. ("Dolphin"), headquartered in Houston, Texas. Effective January 27, 1993, Dolphin entered into agreements to charter its three offshore jack up workover rigs to Sundowner Offshore Services, Inc., ("Sundowner"). On August 27, 1993, the Company sold the rigs to Sundowner for $8.0 million in cash. As a result of these transactions, the Company was no longer engaged in the contract workover business.

ENVIRONMENTAL REGULATION

  Various federal, state and local laws and regulations including, without limitation, laws and regulations concerning the containment and disposal of hazardous waste, oil field waste and other waste materials, the use of storage tanks, the use of insecticides and fungicides and the use of underground injection wells directly or indirectly affect the Company's operations. In addition, environmental laws and regulations typically impose "strict liability" upon the Company for certain environmental damages. Accordingly, in some situations, the Company could be liable for clean up costs even if the situation resulted from previous conduct of the Company that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company or events outside the control of the Company. Such clean up or costs associated with changes in environmental laws and regulations could be substantial and could have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  The Company's plastic products and service business routinely uses chemicals and solvents, some of which are classified as hazardous substances. The Company's oil and gas business and related activities routinely involved the handling of significant amounts of waste materials, some of which are classified as hazardous substances. The Company's vineyard operations routinely use fungicides and insecticides, the handling, storage and use of which is regulated under the Federal Insecticide, Fungicide and Rodenticide Act, as well as California laws and regulations.

  Except as described in the following paragraphs, the Company believes it is currently in material compliance with existing environmental protection laws and regulations and is not involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions that may be required, the Company has also employed outside consultants from time to time to advise and assist the Company's environmental compliance efforts with respect to its oil and gas properties. Except as described in the following paragraphs, the Company is not aware of any conditions or circumstances relating to environmental matters that will require significant capital expenditures by the Company or that would result in material adverse effects on its businesses.

  In February 1996, Rostone was informed by a contracted environmental services consulting firm that potential soil and ground water contamination may exist at its Lafayette, Indiana site. The Company has accrued $0.2 million based on current estimates of remediation costs. Certain of these costs are recoverable from the seller of Rostone.

  In connection with the sale of REC, the Company retained certain oil and gas properties in Calcasieu Parish, Louisiana because of litigation concerning environmental matters. The Company is in process of environmental remediation under a plan approved by the Louisiana Office of Conservation. Approximately $0.7 million has been expended as of December 31, 1996, and the remaining cost of cleanup is estimated at approximately $0.8 million. Based on its working interests in the properties, the Company has recorded $0.5 million for its share of the cost incurred and has accrued an additional $0.5 million for its share of the estimated remaining cost.

EMPLOYEES

  At December 31, 1996, the Company employed 1,127 full time employees, of whom 1,116 were employed in the plastic products segment, 6 were employed in agricultural operations and 5 were corporate personnel. The Company also employs hourly employees in its agricultural operations, the number of whom varies throughout the year.

  In ORC's Rostone division, approximately 280 employees are represented by the International Brotherhood of Electrical Workers, AFL-CIO, under a collective bargaining agreement which expired March 2, 1997. Operations have continued under an extension of the expired contract while Rostone and the union negotiate for a new contract. Differences over wage increases and other benefits remain unresolved, and the union has indicated that a strike may be possible. A strike could adversely affect the results of operations of the Rostone division, although management would take action to mitigate those effects to the extent possible.

  DPL's 111 hourly employees are represented by the Services Industrial Profession and Technical Union and two other unions. DPL participates in the Irish Business and Employers Confederation, which negotiates binding national agreements about employment policy, pay increases and taxation with the government and trade unions. The latest three year agreement was signed in December 1996.

ITEM 2. PROPERTIES

PLASTICS PRODUCTS SEGMENT

  The Company's properties used in the plastic products segment are as follows:

                                                     LEASE
                             SQUARE  LAND          EXPIRATION
DIVISION       LOCATION       FEET   ACRES  TITLE     DATE                  USE
--------  ------------------ ------- ----- ------- ---------- --------------------------------
Oneida    Oneida, NY          84,000  3.5  Owned *       --   Manufacturing and Administrative
          Phoenix, NY         28,000   --  Leased   1/01/99   Manufacturing and Administrative
          Phoenix, NY         20,000  2.0  Owned *       --   Manufacturing
          Clayton, NC         35,000   --  Leased   6/30/98   Manufacturing and Administrative
          Siler City, NC     130,000  8.3  Owned *       --   Manufacturing and Administrative
Rostone   Lafayette, IN      168,000 20.0  Owned *       --   Manufacturing and Administrative
DPL       Mullingar, Ireland  42,000  5.9  Owned         --   Manufacturing and Administrative
          Mullingar, Ireland  11,000   --  Leased   Monthly   Manufacturing

--------
* Subject to mortgages in connection with ORC's credit facility with Congress Financial Corporation (see Note 9 of the Notes to the Consolidated Financial Statements).

  DPL has begun construction on a 30,000 square foot addition to house the operations presently located in the rented facility and to accommodate future growth. Completion is expected in the summer of 1997.

  The Company believes that these facilities are suitable and adequate for ORC's use.

PROPERTIES HELD FOR SALE

  For information concerning the Company's real estate and agricultural properties see Item 1. "Business"-- "Discontinued Operations"-- "Real Estate and Agricultural Operations". The Company maintains an office facility on its vineyard property.

  The Company holds title to or recordable interests in federal and state leases totaling approximately 55,000 acres near Moab, Utah, known as Ten Mile Potash. Sylvinite, a potash mineral, is the principal mineral of interest and occurrence in the Ten Mile Potash property. To date, Ten Mile Potash has not yielded any significant revenues from mining operations or any other significant revenues, and the Company is pursuing the sale or farmout of these interests.

  The Company leases a yard facility in Morgan City, Louisiana which was previously used in the Company's workover operations and is presently subleased to a third party for a minimal profit. The Company has notified the lessor of its intent to cancel the lease effective March 31, 1997.

OTHER PROPERTIES

  The Company subleases, from Stanwich Partners, Inc. ("SPI"), approximately 1,500 square feet of office space in Stamford, Connecticut for its corporate offices. Three of the Company's directors and officers are officers, directors and/or shareholders of SPI. Management believes the terms of this sublease are at least as favorable to the Company as would be the case in an arm's length transaction (see Item 13--"Certain Relationships and Related Transactions").

ITEM 3. LEGAL PROCEEDINGS

  Certain litigation in which the Company is involved is described below.

  The Company filed suit in the 125th Judicial District Court of Harris County, Texas against Bargo Energy Company ("Bargo") and its general partners, Chisos Corporation, Austin Resources Corporation, Shearwave, Inc., Brazos Oil & Gas Corporation, and Schroder Oil Financing & Investment Company, on January 16, 1996 for damages and relief arising out of Bargo's repudiation of its agreement to purchase all outstanding shares of the capital stock of REC. Bargo had agreed to pay the Company $15.1 million for REC's capital stock, subject to certain potential adjustments in the purchase price as set forth in the Stock Purchase Agreement between the Company and Bargo and deposited $0.5 million with a contractual escrow agent in accordance with the terms of the Stock Purchase Agreement. The Company has alleged in its complaint that Bargo tortiously interfered with a prospective stock purchase agreement with another purchaser of the Company's stock, and then wrongfully repudiated its agreement to purchase REC's stock. The Company also asserts claims against Bargo for breach of contract and breach of duty of good faith and fair dealing, and seeks damages under these theories of liability. Bargo has also filed suit against the Company claiming that the Company, its investment bankers, and certain individuals fraudulently misrepresented information and fraudulently induced Bargo into signing the Stock Purchase Agreement. Bargo also asserts claims for breach of contract and warranty, return of its escrow, and seeks unspecified damages under these theories of liability. The cases have now been consolidated in the 334th Judicial District Court of Harris County, Texas, and the consolidated case has been realigned with the Company as plaintiff. Discovery is continuing in this case, and a trial date has been tentatively scheduled for May 1997.

  On May 28, 1993, BGO filed a Complaint for Determination of Dischargeability of Claim and for Declaratory and Injunctive Relief in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, seeking to determine the dischargeability, under the Company's bankruptcy plan, of the claim by the California Regional Water Quality Control Board ("Water Board") that BGO was responsible for proposed remediation work to stop erosion at the former Gambonini mercury mine site in Marin County, California. In a Memorandum Opinion and Judgment (the "Order") entered on September 30, 1994, the Bankruptcy Court allowed the Water Board to file a late claim against BGO's bankruptcy estate and prohibited any attempts to liquidate its claims against BGO, other than through the late filing of a proof of claim. In March 1995, the Water Board filed an unsecured claim seeking $2.7 million. In October 1995, the Company reached a tentative settlement with the Water Board requiring a payment of $128,000 by the Company and release by the Water Board of any further action against the Company. The Company made the payment in May 1996, and the parties exchanged mutual releases to close this litigation.

  The Company and its subsidiaries are the defendants in other lawsuits and administrative proceedings which have arisen in the ordinary course of business of the Company and its subsidiaries. The Company believes that any material liability which can result from any of such lawsuits or proceedings has been properly reserved for in the Company's financial statements or is covered by indemnification in favor of the Company or its subsidiaries, and, that, therefore, the outcome of these lawsuits or proceedings, or the matters referred to above, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON ELQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock is traded in the over-the-counter market and is listed on the NASDAQ Small-Cap. Market (RUNI). The Common Stock is also listed on the Pacific Stock Exchange (RUN). Prior to the merger on April 19, 1996 the Company's common stock was listed as Reunion Resources Company: NASDAQ small-cap market (RUNR); Pacific Stock Exchange (RUN).

  As of February 28, 1997, there were 1,576 holders of record of the Company's Common Stock with an aggregate of 3,855,100 shares outstanding.

  The table below reflects the high and low sales prices on the NASDAQ Small-Cap. Market and on the Pacific Stock Exchange for the quarterly periods in the two years ended December 31, 1996:

                                                     NASDAQ SMALL  PACIFIC STOCK
                                                      CAP. MARKET    EXCHANGE
                                                     ------------- -------------
QUARTER ENDED                                         HIGH   LOW    HIGH   LOW
-------------                                        ------ ------ ------ ------
1995
  March 31.......................................... $6.125 $4.875 $6.125 $5.125
  June 30........................................... $5.500 $4.375 $5.125 $4.500
  September 30...................................... $6.625 $4.500 $6.375 $4.500
  December 31....................................... $6.500 $4.625 $6.250 $4.750
1996
  March 31.......................................... $5.125 $4.625 $5.000 $4.750
  June 30........................................... $5.000 $4.250 $4.625 $4.250
  September 30...................................... $4.625 $3.875 $4.375 $4.125
  December 31....................................... $4.500 $3.500 $4.125 $3.750

  No cash dividends have been declared or paid during the past three years with respect to the Common Stock of the Company. The Board of Directors of the Company currently follows a policy of retaining any earnings for operations and for the expansion of the business of the Company. Therefore, the Company anticipates that it will not pay any cash dividends on the Company's Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                            YEAR ENDED DECEMBER 31,
                                -------------------------------------------------
                                 1996      1995       1994      1993      1992
                                -------  ---------  --------- --------- ---------
                                (1)(2)   (1)(3)(4)  (1)(3)(5) (1)(3)(6) (1)(3)(7)
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS DATA
Operating Revenues............  $60,305  $ 10,855    $    --   $    --   $    --
Income (Loss) From:
  Continuing Operations.......     (965)   (3,282)      (380)   (1,392)   (1,490)
  Discontinued Operations.....   (1,317)  (10,688)    (3,710)    6,746    (1,146)
  Extraordinary Gain..........       --        --         --     7,742        --
                                -------  --------    -------   -------   -------
  Net Income (Loss)...........  $(2,282) $(13,970)   $(4,090)  $13,096   $(2,636)
                                =======  ========    =======   =======   =======
Income (Loss) Per
Common Share and Common
 Share Equivalent From:
  Continuing Operations.......  $  (.25) $   (.86)   $  (.10)  $  (.37)  $  (.43)
  Discontinued Operations.....     (.34)    (2.79)      (.98)     1.79      (.33)
  Extraordinary Gain..........       --        --         --      2.06        --
                                -------  --------    -------   -------   -------
  Net Income(Loss)............  $  (.59) $  (3.65)   $ (1.08)  $  3.48   $  (.76)
                                =======  ========    =======   =======   =======
BALANCE SHEET DATA
Total Assets..................  $75,176  $ 51,935    $51,639   $33,238   $63,410
Long-term Obligations.........  $15,575  $  7,947    $ 2,693   $ 3,332   $ 6,989
Shareholders' Equity..........  $28,944  $ 31,254    $44,624   $48,707   $34,017
Weighted Average Common Shares
 Outstanding..................    3,855     3,832      3,794     3,762     3,469
Cash Dividends per Common
Share.........................  $   -0-  $    -0-    $   -0-   $   -0-   $   -0-

--------
(1) During 1996, the Company's Board of Directors resolved to pursue the sale of the Company's agricultural and real estate operations. The Selected Financial Data for prior years have been reclassified to present the agricultural operations as discontinued operations. See Item 1 "Business-- Discontinued Operations," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and
    Note 3 of the Notes to the Consolidated Financial Statements.
(2) Includes the results of operations of Rostone subsequent to the Rostone Acquisition on February 2, 1996. Includes the results of QMP and DPL subsequent to their acquisitions on November 18, 1996. See Note 2 of the Notes to the Consolidated Financial Statements. Includes a $2.0 million charge for the estimated loss on disposal of the agricultural and real estate operations and a $1.1 million net gain from the disposal of the oil and gas operations. See Note 3 of the Notes to the Consolidated Financial Statements.
(3) During 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and discontinue the Company's oil and gas operations. The Selected Financial Data for prior years have been reclassified to present the oil and gas operations as discontinued operations. See Item 1 "Business--Discontinued Operations," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and Note 3 of the Notes to the Consolidated Financial Statements.
(4) Includes the results of operations of Oneida subsequent to the Oneida Acquisition on September 14, 1995. Includes a $7.0 million impairment charge against the Company's oil and gas properties and a $3.8 million charge for the expected loss on disposal of the oil and gas operations. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements.
(5) Includes a $3.2 million impairment charge against the Company's oil and gas properties, a $2.1 million gain on the sale of mineral properties, the results of operations of acquired producing gas properties after May 1, 1994 and a change in the Company's proportionate share of agricultural revenues and expenses. See Notes 3 and 7 of the Notes to the Consolidated Financial Statements.

(6) Includes the results of operations of the Company's Canadian operations and partnership management operations through the dates of disposition, a change in the Company's proportionate share of agricultural revenues and expenses and a $1.6 million write down of agricultural assets.
(7) Includes results of operations of the Company's contract workover operations through the date of disposition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  On September 14, 1995, the Company acquired Oneida, which manufactures precision plastic products and provides engineered plastics services (see Item 1--"Business"). As a result of the Oneida Acquisition, the Company's principal operations are in the plastic products industry. During 1996 the Company completed the Rostone, DPL and QMP Acquisitions which added new customers and products to the plastic products segment. The Company is considering additional acquisitions to increase its customer base and expand its product offerings and service capabilities in the plastics industry. In addition, the Company may consider acquisitions in other industries.

  In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. The Company engaged an investment bank specializing in oil and gas transactions to assist in the sale of the oil and gas operations. On May 24, 1996, the Company sold its wholly owned subsidiary REC, including substantially all of REC's oil and gas assets, to Tri-Union for a total price of approximately $11.4 million. The purchase price was paid by $8.0 million in cash at the closing, as adjusted for cash advances from REC prior to the closing, and a $2.2 million 6-month note with interest at 12%. Upon completion of this transaction, the Company has substantially discontinued oil and gas operations.

  In December 1996, the Company's Board of Directors resolved to pursue the sale of the Company's wine grape agricultural operations and halt related real estate development activity in Napa County, California. As a result of this decision the Company recognized a $2.0 million loss during 1996 to write the property down to estimated net realizable value.

  The Company recognized a net loss of $2.3 million in 1996 compared to a net loss of $14.0 million in 1995 and a net loss of $4.1 million in 1994. The following discussion of Results of Continuing Operations describes the Company's continuing operations in plastic products separately from discontinued operations.

RESULTS OF CONTINUING OPERATIONS--1996 COMPARED TO 1995

  The Company recognized losses from continuing operations of $1.0 million in 1996 compared to a loss of $3.3 million in 1995. The 1996 loss reflects a full year of Oneida's results following the Oneida Acquisition in September 1995 and the three additional acquisitions in 1996 described in Item 1. "Business", and includes a $0.8 million charge to record an allowance for possible denial of an income tax refund claim. The 1995 loss included charges of $1.1 million for severance costs and $0.2 million for office closure costs recognized in connection with the Company's decision to close its Houston headquarters office and discontinue its oil and gas operations and a $0.5 million charge related to the extension of the exercise period for two warrants to purchase the Company's Common Stock.

  PLASTICS PRODUCTS SEGMENT: The Oneida Acquisition on September 14, 1995 represented the Company's entry into a new operating segment, plastic products. Oneida (renamed ORC) completed the Rostone, QMP and DPL Acquisitions during 1996. Revenues and operating income of the plastic products segment were $60.3 million and $3.4 million, respectively, for the year ended December 31, 1996. This compares to 1995 revenues and operating profit of $10.9 million and $0.6 million respectively for the three and one half months subsequent to the Oneida Acquisition on September 14, 1995.

  On a pro forma basis, as if the Oneida, Rostone QMP and DPL Acquisitions had occurred as of January 1, 1995, revenues decreased $ 11.6 million to $85.3 million for the year ended December 31, 1996 from $96.9 million in the year ended December 31, 1995. This 12.0% decrease in revenues is attributable primarily to decreased sales of plastic products due to departures of select parts programs and customer delays in bringing scheduled new parts programs into production. Lower sales to existing customers reflects a general growth slowdown in the market as well as customers withdrawing programs to their own captive molding facilities. The Company's tooling sales, historically a leading indicator of future sales, remain strong. Tooling sales increased $0.5 million, or 7.4%, to $7.3 million for the year ended December 31, 1996 compared to $6.8 million in the prior year period. Plastic products segment backlog totaled $25.1 million at December 31, 1996. This compares to backlog, on a pro forma basis, of $29.9 million at December 31, 1995.

  Pro forma cost of sales totaled $72.7 million, or 85.2% of net sales, for the year ended December 31, 1996 compared to $82.8 million, or 85.4% of net sales for the year ended December 31, 1995. As a result of the decrease in sales, pro forma gross margins declined to $12.6 million, or 14.7% of net sales, in 1996 from $14.1 million, or 14.6% of net sales, in 1995.

  Selling, general and administrative expenses were $8.8 million on a pro forma basis in 1996, $0.3 million less than in 1995 reflecting increased payroll and benefit related costs offset by reduced sales-related costs. Operating income on a pro forma basis was $3.8 million, or 4.4% of net sales, in 1996 compared to $5.0 million, or 5.2% of net sales in 1995.

  CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $1.9 million for the year ended December 31, 1996 compared to $ 3.6 million for the year ended December 31, 1995. The expenses for the year ended December 31, 1996 included occupancy and office costs for both the Company's previous headquarters in Houston, Texas, closed in May 1996, and its new headquarters in Stamford, Connecticut and are net of $0.3 million in reversals of certain charges for office closing and severance accrued in 1995. The expenses for the year ended December 31, 1995 include a $0.5 million charge related to the extension of the exercise period for certain warrants and $1.3 million of severance and office closure charges recorded in conjunction with the Company's decision to close its Houston office and sell its oil and gas assets.

  OTHER INCOME AND (EXPENSE): Interest expense was $2.2 million in 1996 compared to $0.3 million as a result of interest on ORC debt subsequent to the Oneida, Rostone, QMP and DPL Acquisitions. On a pro forma basis, as if the acquisitions had occurred as of January 1, 1995, interest expense was approximately $2.8 million in 1996 and $3.0 million in 1995. Other income in 1996 includes a $0.6 million insurance recovery on a business loss claim for a DPL customer contract termination. The loss occurred prior to the DPL Acquisition but was not approved by DPL's insurers until December.

  INCOME TAX EXPENSE: In September 1995, the Company amended its 1991 and 1992 Federal tax returns to request a refund of Alternative Minimum Tax ("AMT") previously paid. The refund resulted from the carryback of a capital loss originating from the sale, in 1993, of Reunion common stock owned by a subsidiary of the Company. The Company recorded a receivable for this refund in 1993 when the transaction occurred. The IRS has audited this refund request and has issued a formal IRS agent's report denying the refund claim, and asserting an additional tax deficiency for 1993. The Company intends to appeal the case to the IRS appeals division. Although management believes it has provided a reasonable amount of documentation and technical arguments in support of its claim, the ultimate outcome of any appeal will be subject to the resolution of significant legal and factual issues by the appeals division or by a court. Because of the uncertainty over realization of the refund, the Company has recorded an allowance of $0.8 million for the possible denial of the AMT refund claim with a corresponding charge to Income Tax Expense.

RESULTS OF CONTINUING OPERATIONS--1995 COMPARED TO 1994

  The Company recognized a loss from continuing operations of $3.3 million in 1995 compared to a loss of $0.4 million in 1994. The 1995 loss included charges of $1.1 million for severance costs and $0.2 million for office closure costs recognized in connection with the Company's decision to close its Houston headquarters office and discontinue its oil and gas operations and a $0.5 million charge related to the extension of the exercise period for two warrants to purchase the Company's Common Stock. The 1994 loss included a $2.1 million gain on the sale of certain mineral properties.

  PLASTICS PRODUCTS SEGMENT: The Oneida Acquisition on September 14, 1995 represented the Company's entry into a new operating segment, plastic products. Revenues and operating income of the plastic products segment were $10.9 million and $0.6 million, respectively, in the three and one-half months subsequent to the Oneida Acquisition.

  On a pro forma basis, as if the Oneida Acquisition had occurred as of January 1, 1994, revenues increased $6.3 million to $37.1 million in 1995 from $30.8 million in 1994. This 20% increase in revenues is attributable to an increase in sales of molded plastic products as a result of increased demand from existing customers, for both existing programs and programs new to Oneida, and from new customers. During the early part of 1995, Oneida began shipping production quantities of parts under programs that were in development during 1994 for customers in the office equipment, telecommunications, consumer products and recreational products industries. Tooling sales were approximately $3.6 million in 1995 and $3.2 million in 1994. Oneida's backlog totaled $15.4 million at December 31, 1995 compared to $10.1 million at December 31, 1994.

  On a pro forma basis, cost of sales totaled $31.0 million, or 83.6% of net sales, in 1995 compared to $26.0 million, or 84.4% of net sales in 1994. Oneida benefited from participation in a reduced rate electricity program that lowered utility costs at one of its molding facilities and from reductions in direct labor resulting from improved efficiency and a different sales mix. These factors were partially offset by an increase in the material content as a percentage of sales due to the change in sales mix. As a result of the increase in sales, gross margins on a pro forma basis improved to $6.1 million, or 16.4% of net sales, from $4.8 million, or 15.6% on net sales, in 1994.

  Selling, general and administrative expenses were $3.6 million on a pro forma basis in 1995, $0.1 million less than in 1994 despite the increased sales because of continuing cost control activities by management. Although based on different purchase accounting allocations before and after the Oneida Acquisition, goodwill amortization was $0.2 million in each year. Operating income on a pro forma basis was $2.5 million, or 6.7% of net sales, in 1995 compared to $1.1 million, or 3.6% of net sales in 1994.

  CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $3.6 million in 1995 compared to $2.4 million in 1994. The 1995 expenses included charges of $1.1 million for severance costs and $0.2 million for office closure costs recognized in connection with the Company's decision to close its Houston headquarters office and discontinue its oil and gas operations. Substantially all of these costs were paid during the first and second quarters of 1996. The 1995 expenses also included a $0.5 million noncash charge related to the extension of the exercise period for two warrants to purchase the Company's Common Stock.

  OTHER INCOME AND (EXPENSE): Interest expense was $0.3 million in 1995 compared to $0.1 million as a result of interest on Oneida debt subsequent to the Oneida Acquisition. On a pro forma basis, as if the Oneida Acquisition had occurred as of January 1, 1994, interest expense was approximately $1.0 million in 1995 and $1.0 million in 1994. The Company recognized gains of $0.2 million in 1995 and $2.1 million in 1994 on the sales of certain mineral properties.

DISCONTINUED OPERATIONS

  As described in Item 1 "Business--Discontinued Operations," the Company discontinued its U. S. oil and gas operations in 1995 and its agricultural and real estate development operations in 1996. The Company recognized a loss from discontinued operations of $1.3 million in 1996 compared to a loss of $10.7 million in 1995 and a loss of $3.7 million in 1994.

  As described in Item 1, "Business--Discontinued Operations," the Company has a 71.7% interest in The Juliana Preserve joint venture. The Company recognized breakeven results in 1996 from its 71.7% interest in the Preserve's results of operations, offset by interest expense of $0.1 million, and $0.3 million of depreciation on agricultural real estate and equipment owned by the Company but used by the joint venture. The 1996 loss also includes a provision of $2.0 million recorded to reduce the carrying value of the agricultural operations to net realizable value. In 1995, the Company recognized income from The Juliana Preserve of $0.2 million, offset by $0.3 million of depreciation, and $0.2 million in interest expense.

  The Company recognized a net gain of $1.1 million in 1996 from disposition of the oil and gas assets, consisting of a $1.6 million insurance reimbursement offset by $0.4 million of adjustments to the purchase price for certain assets not sold and $0.1 million of provisions for environmental remediation of those assets. Results of discontinued oil and gas operations during 1996, prior to the disposition on May 24, 1996, were approximately break even on revenues of $2.1 million. The Company recognized a loss from discontinued oil and gas operations of $10.4 million in 1995 and $3.4 million in 1994. The Company followed the full cost method of accounting for oil and gas properties and, as a result of substantial decreases in prices received for natural gas, recognized impairment losses of $7.0 million in 1995 and $3.2 million in 1994 to reduce the carrying value of the investment in oil and gas properties to the "full cost ceiling." The 1995 loss also includes a $3.8 million charge to reduce the carrying value of the investment in oil and gas properties to their realizable value in connection with the Company's decision to discontinue the oil and gas operations and pursue the sale of these assets. Before these valuation charges, the Company realized income from the discontinued oil and gas operations of $0.4 million on revenues of $5.7 million in 1995 and a loss of $0.2 million on revenues of $5.9 million in 1994. The 1995 loss from discontinued operations included $0.9 million income from settlement of certain litigation.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF 1996 ACTIVITIES

  Cash and cash equivalents totaled $1.4 million at December 31, 1996. During the year ended December 31, 1996, cash increased $0.9 million, with $ 1.3 million provided by operations, $2.9 million provided by investing activities and $3.3 million used in financing activities.

  INVESTING ACTIVITIES: As described above, the Company completed the Rostone Acquisition in February, 1996 and the QMP and DPL Acquisitions in November 1996. The purchase price for the acquisitions, including acquisition costs, totaled $7.2 million which was funded from the Company's cash balances and borrowings. Capital expenditures were $1.0 million. The sale of discontinued REC operations as discussed below generated cash of approximately $9.0 million. This included $8.0 million cash at closing plus an additional $1.0 million, net of transaction costs, transferred to the Company prior to closing. In August 1996, the Company closed the sale of its Padre Island, Texas real estate for net proceeds of $2.1 million.

  FINANCING ACTIVITIES: Principal payments reduced long-term obligations by $13.8 million in the year ended December 31, 1996. In addition the Company used proceeds from the sale of REC as discussed below to pay $4.9 million in related party indebtedness. The Company paid $0.8 million in debt issuance costs during the year. Proceeds from new term loan borrowings totaled $12.3 million. Proceeds from net revolving loan borrowings totaled $3.9 million.

  OPERATING ACTIVITIES: Net cash provided by operating activities was $1.3 million in 1996.

FACTORS AFFECTING FUTURE LIQUIDITY

  Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, ORC and discontinued operations.

  CORPORATE: Management estimates that corporate expenses, including salaries and benefits, professional fees and other public company costs, will approximate $1.6 million in 1997. The Company's source of funds for these requirements and for future acquisitions, other than from additional borrowings, are from permitted payments by ORC and from cash generated by the operations or sale of discontinued operations and other assets held for sale.

  ORC's credit facility with Congress Financial Corporation ("Congress") limits payments to Reunion by ORC. If certain levels of availability (as defined in the loan agreements) are maintained, ORC is permitted to pay Reunion management fees of up to $0.3 million, dividends on preferred stock of up to $0.6 million, and tax sharing payments of up to 50% of the tax savings realized by ORC because of Reunion's net operating loss carryovers. There can be no assurances that ORC will be able to maintain the required levels of availability and be permitted to make the management fee and tax sharing fee payments to Reunion. In any event, the maximum amount of such payments are not expected to be sufficient for Reunion's corporate operating and debt service requirements.

  On May 24, 1996 the Company completed the sale of REC to Tri-Union for proceeds of $8.0 million in cash, as adjusted for certain cash transfers from REC from January 1, 1996 through the May 24 closing, and a $2.2 million six month note bearing interest at 12%. Pursuant to existing agreements, the Company used $4.9 million of the aggregate $8.0 million cash paid by Tri-Union to pay related party indebtedness. This included approximately $3.6 million owed to the Chatwins Group, Inc. ("Chatwins"), a 38% shareholder of the Company, and approximately $1.3 million owed to Charles E. Bradley, Sr., the Company's President and Chief Executive Officer. Mr. Bradley is the Chairman of the Board and the majority shareholder of Chatwins. In February 1997, Tri-Union fully repaid the $2.2 million note, including interest thereon.

  As result of the above transactions, management believes that the Company will have sufficient resources to meet its corporate obligations as they become due over the next twelve months.

  ORC: On February 2, 1996, in connection with the Rostone Acquisition, ORC entered into a new credit facility with Congress which was amended in November 1996 in connection with the QMP Acquisition (see Item 1--"Business" and Note 9 of the Notes to the Consolidated Financial Statements). The credit facility as amended provides for maximum borrowings of $20.0 million under a term loan in the original amount of $7.7 million and revolving loans based on the eligible balances of accounts receivable and inventory. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, during 1997.

  DISCONTINUED OPERATIONS: In connection with the decision to discontinue the agricultural operations, the Company has halted real estate development activities and, as of April 2, 1997, will cancel its development agreement with Pacific Union. Based on projections of farming costs and capital requirements for the 1997 crop year, the Company believes that the only liquidity requirements for the discontinued agricultural operations prior to their sale will be approximately $0.3 million for debt service, which the Company expects to fund from its cash balances.

CONTINGENCIES AND UNCERTAINTIES

  In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $0.7 million. Of this amount, $0.6 million results from the auditor's conclusion that income from gain on sales of certain Canadian assets in 1991 should be reclassified from nonbusiness to business income. The Company believes its classification of such income was correct, and has appealed the assessment of tax. If the Company's positions prevail on this issue, management believes that the amounts due would not exceed amounts previously paid or provided for. No additional accruals have been made for any amounts that may be due if the Company does not prevail because the outcome cannot be determined. The Company recorded a provision of $0.1 million for certain other adjustments proposed.

  In connection with the sale of REC, the Company retained certain properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual of $0.5 million for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed clean up methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any additional costs of possible alternative clean up methods because the nature and dollar amount of such alternative cannot presently be determined.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements are set forth beginning at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11. EXECUTIVE COMPENSATION*

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

--------
* Items 10, 11, 12 and 13 are incorporated by reference to the Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Registrant's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K

  (A) Documents included in this report:

  The following consolidated financial statements and financial statement schedules of Reunion Industries, Inc. and its subsidiaries are included in
Part II, Item 8:

  1. FINANCIAL STATEMENTS (Pages F-1 through F-34)

   Reports of Independent Public Accountants
   Consolidated Balance Sheets--December 31, 1996 and 1995
   Consolidated Statements of Operations--Years Ended December 31, 1996, 1995 and 1994
   Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995 and 1994
   Consolidated Statements of Shareholders' Equity--Years Ended December 31, 1996, 1995 and 1994
   Notes to Consolidated Financial Statements

  2. FINANCIAL STATEMENT SCHEDULES (Pages S-1 through S-2)

   Schedule II--Valuation and Qualifying Accounts and Reserves

   Other schedules have been omitted because they are either not required, not applicable, or the information required to be presented is included in the Company's financial statements and related notes.

  3. EXHIBITS

   See pages E-1 through E-3 for a listing of exhibits filed with this report or incorporated by reference herein.

   (b) Current Reports on Form 8-K

   During the last quarter of the year ended December 31, 1996, the Company filed the following Current Reports on Form 8-K:

                 REPORT DATE                                   ITEM REPORTED
                 -----------                                   -------------
October 17, 1996                               Acquisition of Data Packaging Limited
November 18, 1996                              Acquisition of Data Packaging Limited and of
                                               the assets and business of Quality Molded
                                               Products, Inc.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated: March 31, 1997

                                          REUNION INDUSTRIES, INC.

                                                 /s/ Charles E. Bradley
                                          By:__________________________________
                                                   Charles E. Bradley
                                                        President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

Dated: March 31, 1997

                                                 /s/ Charles E. Bradley
                                          By: _________________________________
                                                   Charles E. Bradley
                                              Director, President and Chief
                                                    Executive Officer
                                              (Principal Executive Officer)

                                                  /s/ Richard L. Evans
                                          By: _________________________________
                                                    Richard L. Evans
                                           Executive Vice President and Chief
                                                    Financial Officer
                                           (Principal Accounting and Financial
                                                         Officer)

                                                  /s/ Thomas N. Amonett
                                          By: _________________________________
                                                    Thomas N. Amonett
                                                        Director

                                                  /s/ Thomas L. Cassidy
                                          By: _________________________________
                                                    Thomas L. Cassidy
                                                        Director

                                                   /s/ W. R. Clerihue
                                          By: _________________________________
                                                     W. R. Clerihue
                                                        Director

                                                   /s/ Franklin Myers
                                          By: _________________________________
                                                     Franklin Myers
                                                        Director

                                                    /s/ John G. Poole
                                          By: _________________________________
                                                      John G. Poole
                                                        Director

                            REUNION INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS
  Price Waterhouse LLP..................................................... F-2
  Arthur Andersen LLP...................................................... F-3
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets.............................................. F-4
  Consolidated Statements of Operations.................................... F-6
  Consolidated Statements of Cash Flows.................................... F-7
  Consolidated Statements of Shareholders' Equity.......................... F-8
  Notes to Consolidated Financial Statements............................... F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Reunion Industries, Inc.

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Reunion Industries, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. For purposes of auditing the consolidated financial statements for the year ended December 31, 1995, we did not audit the combined financial statements of oil and gas operations of Reunion Energy Company and Reunion Operating Company, wholly-owned subsidiaries of Reunion Industries, Inc., which statements reflect net assets of $11,563,000 at December 31, 1995 and excess of expenses over revenues of $10,393,000 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for oil and gas operations of Reunion Energy Company and Reunion Operating Company, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Stamford, Connecticut
March 26, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Reunion Industries, Inc. (formerly Reunion Resources Company):

  We have audited the accompanying statements of operations, shareholders' equity and cash flows of Reunion Industries, Inc. (formerly Reunion Resources Company, a Delaware corporation) and subsidiaries for the year ended December 31, 1994, as reclassified for discontinued operations--see Note 3. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, shareholders' equity and cash flows of Reunion Industries, Inc. and subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 22, 1995

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                            ASSETS                              ------- -------
CURRENT ASSETS
  Cash and Cash Equivalents.................................... $ 1,407 $   529
  Accounts Receivable, Less Allowance for Doubtful Accounts of
   $434 and $315, respectively.................................  12,747   4,792
  Inventories..................................................   7,381   2,560
  Note Receivable from Sale of Oil and Gas Operations..........   2,200      --
  Customer Tooling-in-process..................................   1,107     855
  Other Current Assets.........................................     443   1,389
                                                                ------- -------
    Total Current Assets.......................................  25,285  10,125
                                                                ------- -------
Property, Plant and Equipment--Net.............................  24,333  20,224
                                                                ------- -------
OTHER ASSETS
  Goodwill.....................................................   9,766   4,591
  Investment in Joint Venture..................................      --   2,129
  Assets of Discontinued Agricultural Operations...............  14,139      --
  Net Assets of Discontinued Oil and Gas Operations............     263  11,590
  Other Assets Held for Sale...................................     138   2,185
  Other........................................................   1,252   1,091
                                                                ------- -------
                                                                 25,558  21,586
                                                                ------- -------
                                                                $75,176 $51,935
                                                                ======= =======


          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               DECEMBER 31,
                                                              ----------------
                                                               1996     1995
            LIABILITIES AND SHAREHOLDERS' EQUITY              -------  -------
CURRENT LIABILITIES
  Current Portion of Long-term Debt.......................... $10,865  $ 4,279
  Accounts Payable...........................................   9,459    3,376
  Advances From Customers....................................   1,922    1,574
  Other Current Liabilities..................................   5,175    2,886
                                                              -------  -------
    Total Current Liabilities................................  27,421   12,115
Long-Term Debt...............................................  14,190    3,132
Long-Term Debt--Related Parties..............................   1,385    4,815
Other Liabilities............................................   3,236      619
                                                              -------  -------
    Total Liabilities........................................  46,232   20,681
                                                              -------  -------
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS' EQUITY
  Common Stock ($.01 par value; 20,000 authorized: 3,855 and
   4,112 issued; 3,855 and 3,855 outstanding, respectively)..      38       40
  Additional Paid-in Capital.................................  29,242   31,037
  Retained Earnings (Since January 1, 1989)..................    (307)   1,975
  Less Treasury Shares, at cost (257 shares).................      --   (1,798)
  Foreign Currency Translation Adjustments...................     (29)      --
                                                              -------  -------
    Total Shareholders' Equity...............................  28,944   31,254
                                                              -------  -------
                                                              $75,176  $51,935
                                                              =======  =======


          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  ---------  -------
OPERATING REVENUE
  Plastic Products.............................. $ 60,305  $  10,855  $    --
                                                 --------  ---------  -------
                                                   60,305     10,855       --
OPERATING COSTS AND EXPENSES
  Plastic Products--Cost of Sales...............   50,664      9,251       --
  Selling, General and Administrative...........    8,192      4,620    2,432
                                                 --------  ---------  -------
                                                   58,856     13,871    2,432
                                                 --------  ---------  -------
OPERATING INCOME (LOSS).........................    1,449     (3,016)  (2,432)
                                                 --------  ---------  -------
OTHER INCOME AND (EXPENSE)
  Interest Expense..............................   (2,230)      (327)     (66)
  Gain on Sale of Property......................       12        169    2,124
  Other, Including Interest Income..............      680       (108)      (6)
                                                 --------  ---------  -------
                                                   (1,538)      (266)   2,052
                                                 --------  ---------  -------
LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES............................      (89)    (3,282)    (380)
  Income Tax Expense............................     (876)        --       --
                                                 --------  ---------  -------
LOSS FROM CONTINUING OPERATIONS.................     (965)    (3,282)    (380)
                                                 --------  ---------  -------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
  Oil and Gas Operations........................       --     (6,559)  (3,430)
  Disposal of Oil and Gas Operations............    1,122     (3,830)      --
  Agricultural Operations.......................     (439)      (299)    (280)
  Disposal of Agriculture Operations............   (2,000)        --       --
                                                 --------  ---------  -------
                                                   (1,317)   (10,688)  (3,710)
                                                 --------  ---------  -------
NET LOSS........................................ $ (2,282) $ (13,970) $(4,090)
                                                 ========  =========  =======
LOSS PER COMMON SHARE AND COMMON SHARE
 EQUIVALENT--
 PRIMARY AND FULLY DILUTED
  Loss from Continuing Operations............... $   (.25) $    (.86) $  (.10)
  Loss from Discontinued Operations.............     (.34)     (2.79)    (.98)
                                                 --------  ---------  -------
  Net Loss...................................... $   (.59) $   (3.65) $ (1.08)
                                                 ========  =========  =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
 COMMON SHARE
 EQUIVALENTS OUTSTANDING
  Primary and Fully Diluted.....................    3,855      3,832    3,794
                                                 ========  =========  =======

          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1996      1995     1994
                                                     -------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)................................  $(2,282) $(13,970) $(4,090)
  Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided by (Used in) Operating Activities:
   Depreciation, Depletion and Amortization........    1,694     2,889    2,923
   Goodwill Amortization...........................      591       108       --
   Impairment of Assets............................       --     6,980    3,183
   Loss on Disposal of Discontinued Operations.....    2,000     3,974       --
   Provision for Severance and Office Closure......       --     1,290       --
   Allowance for possible denial of AMT refund
    claim..........................................      750        --       --
   Extension of Warrants to Purchase Common Stock..       --       477       --
   Gain on Sale of Property, Plant and Equipment...       --      (133)  (2,139)
                                                     -------  --------  -------
                                                       2,753     1,615     (123)
  Changes in Assets and Liabilities, net of effects
   from acquisitions:
   (Increase) Decrease in Accounts Receivable......      120     1,656   (1,270)
   (Increase) Decrease in Inventories..............      (29)      237       --
   Decrease in Other Current Assets................       74       622      500
   Increase (Decrease) in Accounts Payable.........   (1,113)     (321)     564
   Increase (Decrease) in Other Current
    Liabilities....................................     (847)     (614)     128
   Other...........................................      285       120      (31)
                                                     -------  --------  -------
Net Cash Provided by (Used in) Operating
 Activities........................................    1,243     3,075     (232)
                                                     -------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired..   (7,159)   (3,415)      --
  Acquisition of Oil and Gas Properties............       --        --   (4,936)
  Sale of Discontinued Operations..................    8,998        --       --
  Sale of Property, Plant and Equipment............    2,046       536    2,027
  Exploration and Development of Oil and Gas
   Properties......................................       --    (4,915)  (2,681)
  Investment in and Advances to Joint Venture......       --    (1,157)    (231)
  Other Capital Expenditures.......................     (985)     (115)    (680)
  Other............................................       25      (394)     156
                                                     -------  --------  -------
Net Cash Provided by (Used in) Investing
 Activities........................................    2,925    (9,460)  (6,345)
                                                     -------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt issuance costs..............................     (786)      (66)      --
  Proceeds from Issuance of Debt...................   12,284     1,708      625
  Repayments of Debt...............................  (18,698)   (2,836)    (844)
  Proceeds From Exercise of Common Stock Options...       --       123        7
  Increase in Revolver Borrowings..................    3,910      (546)      --
                                                     -------  --------  -------
Net Cash Used in Financing Activities..............   (3,290)   (1,617)    (212)
                                                     -------  --------  -------
Increase (Decrease) in Cash and Cash Equivalents...      878    (8,002)  (6,789)
Cash and Cash Equivalents at Beginning of Period...      529     9,225   16,014
Less Cash Reclassified to Net Assets of
 Discontinued Operations...........................       --      (694)      --
                                                     -------  --------  -------
Cash and Cash Equivalents at End of Period.........  $ 1,407  $    529  $ 9,225
                                                     =======  ========  =======

          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                          YEAR ENDED DECEMBER 31,
                                -------------------------------------------------
                                     1996             1995             1994
                                ---------------  ---------------  ---------------
                                SHARES  AMOUNTS  SHARES  AMOUNTS  SHARES  AMOUNTS
                                ------  -------  ------  -------  ------  -------
COMMON STOCK, PAR VALUE $.01
 PER SHARE
  Beginning Balance............ 4,112   $    40  4,055   $    40  4,051   $    40
  Retirement of Treasury
   Shares......................  (257)       (2)    --        --     --        --
  Exercise of Stock Options....                     57        --      4        --
                                -----   -------  -----   -------  -----   -------
  Ending Balance............... 3,855        38  4,112        40  4,055        40
                                -----   -------  -----   -------  -----   -------
ADDITIONAL PAID-IN CAPITAL
  Beginning Balance............          31,037           30,437           30,430
  Retirement of Treasury
   Shares......................          (1,795)              --               --
  Extension of Exercise Period
   of Warrants.................              --              477               --
  Exercise of Stock Options....              --              123                7
                                        -------          -------          -------
  Ending Balance...............          29,242           31,037           30,437
                                        -------          -------          -------
RETAINED EARNINGS
  Beginning Balance............           1,975           15,945           20,035
  Net Loss.....................          (2,282)         (13,970)          (4,090)
                                        -------          -------          -------
  Ending Balance...............            (307)           1,975           15,945
                                        -------          -------          -------
LESS TREASURY SHARES
  Beginning Balance............  (257)   (1,798)  (257)   (1,798)  (257)   (1,798)
  Retirement of Treasury
   Shares......................   257     1,798     --        --     --        --
                                -----   -------  -----   -------  -----   -------
  Ending Balance...............    --        --   (257)   (1,798)  (257)   (1,798)
                                -----   -------  -----   -------  -----   -------
FOREIGN CURRENCY TRANSLATION
 ADJUSTMENTS
  Beginning Balance............              --               --               --
  Current Year Adjustments.....             (29)              --               --
                                        -------          -------          -------
  Ending Balance...............             (29)              --               --
                                        -------          -------          -------
TOTAL SHAREHOLDERS' EQUITY..... 3,855   $28,944  3,855   $31,254  3,798   $44,624
                                =====   =======  =====   =======  =====   =======


          See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Businesses

  Reunion Industries, Inc. ("RII") is the successor by merger, effective April 19, 1996, of Reunion Resources Company ("RRC"). As used herein, the term "Company" refers to RII, its predecessors and its subsidiaries unless the context indicates otherwise. The Company, through its wholly owned subsidiary, Oneida Rostone Corp. ("ORC"), manufactures high volume, precision plastic products and provides engineered plastics services. The Company was also engaged in and wine grape agricultural and real estate development operations in Napa County, California; this business was discontinued in 1996 (see Note
3). The Company was previously primarily engaged in oil and gas production in the United States; this business was discontinued in 1995 (see Note 3). As of December 31, 1996 the Company operates in one principal segment: plastic products.

  ORC's Oneida division was acquired in September 1995 (the "Oneida Acquisition," see Note 2) and its Rostone division was acquired in February 1996 (the "Rostone Acquisition," see Note 2). In November 1996 ORC acquired the business and assets of Quality Molded Plastics and acquired Data Packaging Limited (the "QMP and DPL Acquisitions," see Note 2). ORC's Oneida division customers are primarily manufacturers of capital goods and consumer products. ORC's Rostone division customers are primarily manufacturers of electrical equipment and appliances. ORC had sales to a single customer which represented approximately 27% of sales during 1996 and which represented approximately 9% of ORC's accounts receivable at December 31, 1996. Accounts receivable at December 31,1996 include no significant geographic concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

 Principles of Consolidation

  The consolidated financial statements include the accounts of RII and its majority owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and discontinue the Company's oil and gas operations. In December 1996, the Company's Board of Directors resolved to stop the Company's real estate development activities and pursue the sale of its agricultural operations. Accordingly, these are presented as discontinued operations (see Note 3). Information presented in the footnotes is based on continuing operations unless the context indicates otherwise.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimates of the recoverable value of businesses and other assets held for sale (see Notes 3 and 7).

 Revenue Recognition

  Revenue is recognized as products are delivered and services are provided to customers. Revenues and costs associated with the production of customer tools are deferred until the tools are completed and delivered to the customer. These revenue and cost deferrals are classified as Advances from Customers and Customer Tooling-in-Process, respectively, in the consolidated balance sheets.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

 Cash and Cash Equivalents

  Cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with maturities when purchased of three months or less.

  Restricted cash balances aggregating $130 and $361 at December 31, 1996 and 1995, respectively, have been included in Other Current Assets, Net Assets of Discontinued Operations, Assets Held for Sale or Other Assets, based on the nature of the underlying obligation collateralized. Such balances primarily relate to regulatory operating deposits and performance bonds.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead.

 Property, Plant and Equipment

  Property, plant and equipment is recorded at cost, including cost as determined by the allocation of the purchase price in business acquisitions accounted for using the purchase method. Expenditures for major renewals and improvements are capitalized while expenditures for maintenance and repairs not expected to extend the life of an asset are charged to expense when incurred. Depreciation of property, plant and equipment is provided on the straight-line method over their expected useful lives. Gains or losses are recognized when property and equipment is sold or otherwise disposed of.

 Goodwill

  Goodwill recorded as a result of business acquisitions is being amortized using the straight-line method over 15 years. The Company periodically evaluates whether circumstances indicate the remaining carrying value of goodwill may not be recoverable, using estimates of future cash flows over the estimated remaining life of the goodwill. If such evaluation indicates that the value has been impaired, a loss is recognized.

 Long-Lived Assets and Impairment

  The Company reviews long-lived assets for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, and recognizes an impairment loss when the future cash flows expected to be generated by the asset are less than the carrying amount of the asset. Long-lived assets held for sale, other than assets to be disposed of in connection with disposal of a discontinued business segment, are reported at the lower of carrying amount or fair value less cost to sell.

 Grants

  Capital grants have been received from the Irish Government Development Agency which provide grants towards the cost of new buildings and equipment. Capital grants have been recorded as follows:

    (a) Purchased assets--recorded as deferred credits on the balance sheet and amortized to income over the useful lives of the related assets.

    (b) Leased assets--grants have reduced the net present value of lease payments capitalized as leased machinery.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

  Training and feasibility study grants are credited against the related expenses (principally training and travel expenses) as such costs are incurred.

 Translation of Foreign Currencies

  All amounts in the accompanying consolidated financial statements are denominated in U.S. dollars. Assets and liabilities of foreign subsidiaries whose local currency is the functional currency are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of these subsidiaries are translated at average exchange rates during the period. Translation gains and losses are not included in the consolidated statement of operations, but are accumulated as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

 Environmental Policies

  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remediation actions are probable, and the costs can be reasonably estimated (see Note 15).

 Income Taxes

  The Company provides deferred income taxes for all temporary differences between financial and income tax reporting using the liability method. Deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. A valuation allowance is recorded for net deferred tax assets if it is more likely than not that such assets will not be realized. The Company has significant net operating loss and investment tax credit carryforwards for tax purposes, a portion of which may expire unutilized (see Note 13).

 Earnings Per Share

  Earnings per Common Share and Common Share Equivalent--Primary and Fully Diluted is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include shares issuable upon exercise of the Company's stock options and warrants (see Notes 11 and 12).

  Common equivalent shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the years ended December 31, 1996 and 1995 because their effect would have been anti-dilutive.

 Supplemental Cash Flow Information

                                                               1996  1995 1994
                                                              ------ ---- ----
Supplemental disclosure of cash flow information:
  Cash paid for interest during the periods.................. $2,024 $716 $270
  Cash paid for income taxes during the periods..............    156   --   --
Supplemental disclosure of non-cash investing and financing
 activities:
  Assets acquired through capital leases.....................    478  253   --

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

 Reclassifications

  Certain amounts in prior period statements have been reclassified to conform with current year presentation.

2. BUSINESS ACQUISITIONS

 Oneida

  On September 14, 1995, the Company acquired all of the outstanding preferred and common stock of Oneida Molded Plastics Corp. ("Oneida") from a subsidiary of Chatwins Group, Inc. ("Chatwins"), a related party (see Note 14). The purchase price totaled approximately $3,415, including $3,107 paid to Chatwins, which was funded entirely from internal cash reserves of the Company. Oneida's liabilities on the closing date included $4,933 payable to Chatwins, which was restructured as a 10% note due September 17, 1997 (the "Chatwins Note"). The Company agreed to prepay the Chatwins Note if and to the extent that it realized proceeds from the sale of its oil and gas and other assets (see Note 3).

  The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Oneida's operations are included in the consolidated financial statements from the date of the acquisition.

  The fair values of assets and liabilities acquired, based on certain estimates and on appraisals, actuarial and other studies obtained, are summarized as follows:

      Accounts Receivable............................................. $  5,333
      Inventories.....................................................    2,784
      Customer Tooling-in-process.....................................    1,415
      Other Current Assets............................................      135
      Property, Plant and Equipment...................................    6,495
      Other Assets....................................................       10
      Goodwill........................................................    4,699
      Accounts Payable and Other Current Liabilities..................  (12,116)
      Long-term Debt..................................................   (4,652)
      Other liabilities...............................................     (688)
                                                                       --------
        Total......................................................... $  3,415

  The results of Oneida's operations are included in the consolidated financial statements from the date of the acquisition.

 Rostone

  On February 2, 1996, the Company acquired (the "Rostone Acquisition") Rostone Corporation ("Rostone") which was merged with and into Oneida. The surviving corporation changed its name to Oneida Rostone Corp. ("ORC"). The purchase price payable to the stockholders of Rostone is an amount up to $4,001 as follows: (i) $1 in 1996, (ii) up to $2,000 in 1997 if Rostone achieves specified levels of earnings before interest and taxes (as provided in the merger agreement ) for 1996 and (iii) up to $2,000 in 1998 if Rostone achieves specified levels of earnings before interest and taxes for 1997. In addition, the Company incurred approximately $435 in acquisition related costs. Based on Rostone's earnings for 1996, the Company will not pay any additional purchase price in 1997.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

  The Rostone Acquisition was accounted for using the purchase method, with the purchase price of $436, including acquisition costs, allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired ("Goodwill", approximately $4,500) is being amortized on a straight-line basis over 15 years. Any additional consideration paid in future years will increase Goodwill and will be amortized on the same basis. The results of Rostone's operations are included in the consolidated financial statements from the date of acquisition.

  The estimated fair values of assets and liabilities acquired in the Rostone Acquisition are summarized as follows:

      Cash............................................................ $    318
      Accounts Receivable.............................................    3,417
      Inventories.....................................................    1,857
      Other Current Assets............................................       67
      Property, Plant and Equipment...................................    6,445
      Other Assets....................................................       43
      Goodwill........................................................    4,500
      Accounts Payable and Other Current Liabilities..................   (3,852)
      Long-term Debt..................................................  (10,837)
      Other liabilities...............................................   (1,522)
                                                                       --------
        Total......................................................... $    436

 Data Packaging Limited

  On October 21, 1996, DPL Acquisition Corp. ("DPLAC"), a wholly-owned subsidiary of ORC, acquired a 27.5% interest in Data Packaging Limited ("DPL"), a Bermuda corporation operating in Ireland, for a cash payment of $700. On November 18, 1996, DPLAC acquired an additional 68% of the outstanding stock of DPL. Together, these transactions represent the "DPL Acquisition." The purchase price paid by DPLAC for the additional 68% was approximately $2,825, including a cash payment of $1,050 and a $1,775 three year unsecured note, with interest at 10%. The total purchase price for the combined 95.5% interest in DPL, including $100 in acquisition costs, was $3,625, the cash portions of which were funded by the Company's cash balances.

  The remaining 4.5% of the outstanding stock of DPL is owned by Forbairt, an agency of the Irish government, and is accounted for as a minority interest in the accompanying financial statements.

  The DPL Acquisition was accounted for using the purchase method, with the purchase price of $3,625, including acquisition costs, allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired ("Goodwill", approximately $1,342) is being amortized on a straight-line basis over 15 years. The results of DPL's operations are included in the consolidated financial statements from the date of acquisition.

                            REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

  The estimated fair values of assets and liabilities acquired in the DPL acquisition are summarized as follows:

      Accounts Receivable.............................................. $ 2,343
      Inventories......................................................     786
      Property, Plant and Equipment....................................   5,231
      Goodwill.........................................................   1,342
      Accounts Payable and Other Current Liabilities...................  (3,167)
      Long-term Debt...................................................  (1,811)
      Other liabilities................................................  (1,099)
                                                                        -------
        Total.......................................................... $ 3,625

 Quality Molded Products

  On November 18, 1996, ORC acquired (the "QMP Acquisition") substantially all of the assets and the business and assumed certain liabilities of Quality Molded Products, Inc. ("QMP"). The purchase price paid by ORC was approximately $3,000 cash and the assumption of approximately $6,800 of debt and other liabilities, subject to adjustment upon completion of a Closing Date Balance Sheet (which adjustment is not expected to be material). ORC borrowed approximately $4,100 under an existing secured credit facility to fund the $3,000 QMP Acquisition purchase price and repay a portion of the $3,100 bank debt assumed. The remaining $2,000 of the bank debt assumed was repaid from the Company's cash balances.

  The QMP Acquisition was accounted for using the purchase method, with the purchase price of $3,416, including acquisition costs, allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The purchase price was less than the fair value of the net assets acquired, and the difference was allocated to property, plant and equipment. The results of QMP's operations are included in the consolidated financial statements from the date of acquisition.

  The estimated fair values of assets and liabilities acquired in the QMP Acquisition are summarized as follows:

      Accounts Receivable..............................................  $2,315
      Inventories......................................................   2,149
      Other Current Assets.............................................      63
      Property, Plant and Equipment....................................   5,687
      Current Portion of Long-term Debt (1)............................  (1,599)
      Accounts Payable and Other Current Liabilities...................  (3,609)
      Long-term Debt (1)...............................................  (1,590)
                                                                         ------
        Total..........................................................  $3,416

--------
(1)Debt immediately repaid upon purchase as described above.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

 Pro Forma Results

  The following unaudited pro forma results of operations for 1996 and 1995 have been prepared assuming the acquisitions of Oneida, Rostone, DPL and QMP had occurred as of January 1, 1995. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisitions been consummated as of that date.

                                                                (UNAUDITED)
                                                               1996      1995
                                                             --------  --------
      Revenues.............................................. $ 85,282  $ 96,950
      Income (Loss) From Continuing Operations..............   (1,136) $ (1,251)
      Net Income (Loss)..................................... $ (2,453) $(11,939)
      Loss per Common Share and Common Share Equivalent.....   $ (.64)  $ (3.12)

3. DISCONTINUED OPERATIONS

 Agricultural and Real Estate Operations

  Through December 1996, the Company was engaged in agricultural and real estate operations consisting primarily of investments in The Juliana Preserve (the "Preserve") and in certain real estate controlled by the Preserve. The Preserve is a California general partnership, formed on October 1, 1994 by Juliana Vineyards and Crescent Farms Company (wholly owned subsidiaries of the Company), together referenced herein as "Juliana", and Freedom Vineyards, Inc., a California corporation ("Freedom Vineyards"), to jointly farm, manage, develop and ultimately dispose of the combined interest of all the parties. The joint venture controls approximately 4,700 acres, of which approximately 1,700 acres are suitable for wine grape production and of which approximately 400 acres are currently in production. This property is located within the official boundaries of the Napa Valley American Viticultural Area, the premier grape growing region of North America. Prior to the joint venture's formation, Juliana engaged in wine grape vineyard development and the growing and harvesting of wine grapes for the premium table wine market. The joint venture will continue to engage in wine grape agriculture until the existing vineyard parcels are sold.

  In forming the joint venture, the parties effectively contributed their ownership interests in the real estate and agricultural operations in exchange for undivided ownership interests in the joint venture of 71.7% to Juliana and 28.3% to Freedom Vineyards, based on independent appraisals of their respective interests. Although Juliana has a 71.7% interest in the net income and net assets of the joint venture, it has a 50% voting interest in matters concerning the operation, development and ultimate disposition of the property.

  In January 1995, the Preserve entered into a Development and Marketing Agreement with Juliana Pacific, Inc., a California corporation and an affiliate of Pacific Union Company ("Pacific Union"), to develop the Preserve into a master-planned estate-oriented residential community encompassing the entire vineyard. The joint venture agreement contemplated that development costs associated with the project would be financed solely from the assets of the joint venture, including the sale of such assets, or by development financing. In October 1995, the joint venture entered into a loan agreement with Washington Federal Savings, the parent of Freedom Vineyards, to provide $3,000 of development financing for this project.

  In December 1996, the Company's Board of Directors concurred in the joint venture's plan to suspend the residential development activities and seek a buyer or buyers for the entire property. The Development and Marketing Agreement with Juliana Pacific will be canceled effective April 2, 1997. Discussions are currently

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

being held with several potential buyers of the property, and the joint venture is in the process of retaining a sales agent.

  Based on an appraisal of the property for agricultural use, and on preliminary discussions with potential buyers, the Company has recognized a loss of $2,000 in 1996 to reduce the carrying value of the agricultural operations to net realizable value, approximately $14,000. Juliana is obligated for indebtedness of $2,325 at December 31, 1996, payable to an insurance company, which is fully collateralized by land and vineyards.

 Oil and Gas Operations

  Through November 1995, the Company was engaged in exploring for, developing, producing and selling crude oil and natural gas in the United States through the Company's wholly owned subsidiary, Reunion Energy Company ("REC"). In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. The Company engaged an investment bank specializing in oil and gas transactions to assist in the sale of the oil and gas operations. On April 2, 1996, the Company entered into an agreement to sell REC, including substantially all of its oil and gas assets, to Tri-Union Development Corp. ("Tri-Union", a subsidiary of Tribo Petroleum Corporation) for a total price of approximately $11,375. On May 24, 1996 the Company completed the sale of REC for proceeds of $8,000 cash and a $2,200 six month note bearing interest at 12%. The purchase price received for REC's stock reflected adjustments for intercompany cash transfers by REC to the Company and certain expenditures by REC between January 1 and the May 24, 1996 closing date. The note was fully paid in February 1997. Upon completion of this transaction, the Company has substantially completed the disposal of its discontinued oil and gas operations.

  Based on negotiations for the agreement described above, the Company estimated that its loss from disposition of the discontinued oil and gas operations would be approximately $3,830 and recognized this loss in discontinued operations in 1995. During 1995, the Company incurred $1,666 of costs to replug a well that had originally been plugged and abandoned in 1994 and that had subsequently been found to be leaking. The Company submitted a claim with its insurance companies for recovery of these costs, which claim was initially denied. The Company provided additional information to the insurance companies, but did not include any anticipated recovery on this claim in determining the estimated loss from disposition of the oil and gas operations. Under the terms of the agreement to sell REC, this claim was retained by the Company.

  During 1996, the Company was notified that the insurance companies had approved the claim in the amount of $1,613 and the Company was paid in full. Accordingly, the Company recorded income from the disposition of the discontinued oil and gas operations of $1,122, net of $365 of adjustments to the purchase price for certain assets not sold, and $126 of provisions for environmental remediation of those assets (See Note 15).

  Revenues from the discontinued oil and gas operations were $2,137, $5,748, and $5,886 for the three years ended December 31, 1996, 1995, and 1994, respectively.

4. INVENTORIES

  Inventories at December 31, 1996 and 1995 consisted of the following:

                                                                   1996   1995
                                                                  ------ -------
      Raw materials.............................................. $3,719 $ 1,307
      Work-in-process............................................  1,170   1,036
      Finished goods.............................................  2,492     217
                                                                  ------ -------
        Total.................................................... $7,381 $ 2,560
                                                                  ====== =======

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

5. OTHER CURRENT ASSETS

  Other current assets at December 31, 1996 and 1995 consisted of the following:

                                                                    1996  1995
                                                                    ---- ------
      Federal Alternative Minimum Tax
       Refund Receivable (Note 13)................................. $ -- $  750
      Other........................................................  443    639
                                                                    ---- ------
        Total...................................................... $443 $1,389
                                                                    ==== ======

6. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at December 31, 1996 and 1995 consisted of the following:

                                                                1996     1995
                                                               -------  -------
      Agricultural land and equipment......................... $    --  $15,020
      Machinery and equipment.................................  19,255    5,335
      Buildings and improvements..............................   5,837    1,419
      Land and improvements...................................     554       96
                                                               -------  -------
                                                                25,646   21,870
      Accumulated depreciation................................  (1,313)  (1,646)
                                                               -------  -------
      Property, plant and equipment--net...................... $24,333  $20,224
                                                               =======  =======

7. ASSETS HELD FOR SALE

  The Company sold its interest in approximately 5,400 acres on Padre Island, located off the coast of Texas, for approximately $2,046 net of commissions and other closing costs, during the year ended December 31, 1996. The $2,046 proceeds from the sale approximated the book carrying value.

  The Company holds title to or recordable interests in federal and state leases totaling approximately 55,000 acres near Moab, Utah, known as Ten Mile Potash. Sylvanite, a potash mineral, is the principal mineral of interest and occurrence in the Ten Mile Potash property. To date, Ten Mile Potash has not yielded any significant revenues, and the Company is pursuing the sale or farmout of these interests. The carrying value for these properties is $138, which the Company believes is realizable from the sale of these interests.

  On November 1, 1994, the Company sold its interest in a 5,000 acre undeveloped titanium mineral deposit in Southwestern Colorado, for $2,000 cash and retained a perpetual non-participating royalty of one half of one percent (0.5%). During 1994, the Company sold its interests in a number of patented silver claims in Colorado for approximately $350 in cash and promissory notes. As a result of these transactions, the Company recognized gains totaling $2.1 million during 1994.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

8. OTHER CURRENT LIABILITIES

  Other current liabilities at December 31, 1995 and 1994 consisted of the following:

                                                                    1996   1995
                                                                   ------ ------
      Accrued salaries, vacation and benefits..................... $1,877 $  782
      Accrued severance and office closing costs..................    179  1,200
      Accrued environmental costs.................................    690     --
      Provision for future losses on discontinued operations......    456     --
      Accrued interest--related parties...........................    223     80
      Accrued interest............................................     41     38
      Other accruals and current liabilities......................  1,709    786
                                                                   ------ ------
        Total..................................................... $5,175 $2,886
                                                                   ====== ======

  During the year ended December 31, 1995, the Company recorded a provision for severance and related benefit costs of $1,115 relating to 26 employees to be terminated and a provision for exit costs of $175 relating to the remaining term of its Houston office lease. These costs were recorded in connection with the Company's closing of its Houston administrative office and relocating its corporate headquarters to Connecticut. During the year ended December 31, 1996, the Company paid $745 in severance and related benefits costs to terminated employees. The office closure was completed during the second quarter of 1996. As a result of the final terms agreed upon with the purchaser of REC, certain provisions recorded in 1995 were reversed during the second quarter of 1996 resulting in an offset to Selling, General and Administrative Expense of $276. The Company expects to pay the remaining balance of $179 of severance costs during 1997.

9. DEBT

  Debt at December 31, 1996 and 1995 consisted of the following:

                                                                 1996    1995
                                                                ------- -------
      Congress Revolver........................................ $ 7,220 $ 3,306
      Congress Term Loan.......................................   9,099     224
      Other ORC Debt...........................................   6,411   1,196
      Notes Payable to an Insurance Company....................   2,325   2,494
      Recourse Note............................................      --     191
      Related Party Debt.......................................   1,385   4,815
                                                                ------- -------
        Total Debt............................................. $26,440 $12,226
                                                                ======= =======
      Current Portion of Long-Term Debt........................ $10,865 $ 4,279
      Long-Term Debt...........................................  14,190   3,132
      Long-Term Debt--Related Parties..........................   1,385   4,815
                                                                ------- -------
        Total Debt............................................. $26,440 $12,226
                                                                ======= =======

 Congress Credit Facility

  The revolving credit and term loan facility (the "Loan Facility") with Congress Financial Corp ("Congress"), as amended and restated was originally structured in 1992 and is currently secured by substantially all of ORC's domestic receivables, inventory, equipment, real property and general intangibles. The

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996
maximum credit available under the Loan Facility, subject to the availability of collateral, is $20,000. At December 28, 1996 the interest rate on outstanding borrowings under the term loan facility was 10.5% (Prime + 2.25%) while the interest rate on outstanding borrowings under the revolving credit facility was 10.25% (Prime + 2.0%). The Loan Facility terminates on February 2, 1999. At December 31, 1996 ORC had additional borrowing availability of $1,000 under an overformula loan and $1,408 in revolving credit availability. The overformula loan availability expired February 14, 1997. The financing agreement includes certain financial covenants requiring the maintenance of minimum levels of working capital and of net worth, as defined, and certain covenants limiting other indebtedness, dividends and distributions and transactions with affiliates.

 Other ORC Debt

  Other ORC debt includes a $1,775 three-year 10% unsecured note issued in connection with the DPL Acquisition (Note 2); a $1,017 10% note payable to a creditor of Rostone, payable in quarterly installments subject to a subordination agreement with Congress (Note 14); $1,342 of variable-rate term loans from DPL's bank, payable $674 in July 1997 and $668 in monthly installments over twenty years; and $2,277 of capital lease obligations, economic development loans and small business loans, generally secured by equipment or other assets of ORC and DPL and bearing interest at rates ranging from 5% to 18% at December 31, 1996.

 Notes Payable to an Insurance Company

  Notes payable to an insurance company consist of three notes. The first note is payable monthly with principal payments amortized based on a 20-year rate and due in full in December 1998. The interest rate was 6.7% per annum in 1996 and was adjusted to 8.0% in January 1997. This note is collateralized by a first lien on certain Juliana land parcels. The second note is payable semiannually with fixed principal payments and interest at 7.75% per annum and is due in full in January 1999. This note is collateralized by a first lien on a certain Juliana land parcel. The third note is payable monthly with an interest rate of 7.75% per annum and is due in full in January 1999. This note is collateralized by a first lien on a certain Juliana land parcel.

 Recourse Note

  The restated recourse note of RRC dated February 17, 1989 was payable to the paying agent as trustee for the RRC Class 6 Creditors, as designated by the Company's Chapter 11 bankruptcy reorganization in 1988. The note was collateralized by certain assets of the Company. Principal was payable in mandatory prepayments based on proceeds, if any, from the collateral, or otherwise in quarterly installments through February 1996. Interest accrued at 10% per annum, payable quarterly in arrears. The note was fully repaid in February 1996.

 Related Party Debt

  At the time of the Oneida Acquisition, Oneida owed Chatwins (a related party, see Note 14) $4,933 for cash advances, interest and other charges. This balance was restructured as a 10% note payable September 14, 1997. On November 2, 1995, RRC advanced $1,550 to Oneida which in turn paid $1,550 to Chatwins in partial repayment of this note. The remaining balance of the note was subordinated to ORC's obligations to Congress under the new Loan Facility. The Company fully repaid this debt in May 1996 with the proceeds from the sale of the oil and gas operations.

  On November 1 and 2, 1995, Charles E. Bradley, the Company's President and Chief Executive Officer (see Note 14), made loans aggregating $1,350 to the Company, which was in turn advanced to Oneida for payment to Chatwins as described above. The Company issued notes for this amount to Mr. Bradley bearing interest at 10% and payable on September 14, 1997. The Company fully repaid this debt in May 1996 with the proceeds from the sale of the oil and gas operations.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

  To induce an existing creditor of Rostone to permit the Rostone Acquisition and Congress credit facility to be consummated, Mr. Bradley agreed to purchase from this creditor 50% of the $2,034 owing to him by Rostone on February 2, 1996 if this indebtedness was restated to provide for quarterly amortization over a two year period with interest at 10% per annum payable quarterly subject, however, to a subordination agreement with Congress. As a result of this transaction, Mr. Bradley and the creditor each holds a note from ORC in the amount of $1,017 bearing interest at 10% per annum which is subordinated to the prior payment of indebtedness owing by ORC to Congress, except that if certain conditions are met, regularly scheduled payments of interest may be paid when due (see Note 14).

  Prior to the Rostone Acquisition, Rostone was indebted to CGII pursuant to a $250 promissory note dated May 21, 1993. The note, which had an outstanding balance of $368 (principal and accrued interest) on February 2, 1996 and continues as an obligation of ORC, is subordinated to the prior payment of indebtedness owing by ORC to Congress except that if certain conditions are met, regularly scheduled monthly interest payments may be paid when due. The note is also subject to offset rights by ORC for certain environmental costs incurred (See Note 14).

 Maturities

  The aggregate amounts of debt maturities are as follows:

      1997.............................................................. $10,865
      1998..............................................................   3,425
      1999..............................................................   5,388
      2000..............................................................   3,224
      2001..............................................................   1,067
      Thereafter........................................................   2,471
                                                                         -------
        Total........................................................... $26,440
                                                                         =======

 Short-Term Borrowings

  In August 1995, Juliana and Freedom obtained a short-term loan from Washington Federal, in anticipation of closing the development loan, to provide temporary funding for development activities of the Preserve (see Note
7). This loan was fully repaid in November 1995 from the initial borrowing under the development loan.

  In June 1994, Juliana obtained a short-term borrowing facility from a California bank to provide crop financing for its share of vineyard expenses. Interest on the loan was calculated based on the bank's Base Rate, which varies from time to time, and was initially established at 10.5% per annum. The loan was secured by the proceeds to Juliana's interest in certain grape purchase contracts and matured on February 15, 1995. During 1994, Juliana borrowed a total of $625, all of which was repaid prior to December 31, 1994.

10. EMPLOYEE BENEFITS

 Pension Plans

  The Company sponsors defined benefit pension plans for certain Oneida and DPL employees.

  Oneida Plan: ORC sponsors a defined benefit pension plan which covers substantially all Oneida employees. Benefits under the pension plan are based on years of service and average compensation for the five highest consecutive years. Annually, Oneida contributes the minimum amount required by applicable regulations.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996
Assets of the pension plan are principally invested in fixed income and equity securities. Contributions are intended to provide for benefits attributed to employees' service to-date and for those benefits expected to be earned from future service.

  Effective January 1, 1997, benefits for salaried employees were frozen under the Oneida plan and no additional benefits will be earned for future service. In conjunction with the freeze, these employees will be eligible to participate in the Company's merged 401(k) Plan as described below. Oneida hourly employees will continue to participate in the Oneida pension plan.

  DPL Plan: DPL sponsors a defined benefit pension plan for its salaried staff employees. Benefits are based largely on years of service and salary over the last three years of employment. A lump sum death benefit is also provided, which is a multiple of salary. Hourly-paid employees are included for a modest level of death benefit only. The cost of the plan is met entirely by contributions paid by DPL. As recommended by its actuaries, DPL contributes a level percentage of salary every year. These contributions are expected to provide the benefits promised, allowing for future salary increases. The assets of the plan consist entirely of units in a pooled fund operated by a life assurance company.

  The following table sets forth the net periodic pension cost for the periods presented:

                                               ONEIDA PLAN           DPL PLAN
                                        -------------------------- ------------
                                                      PERIOD FROM  PERIOD FROM
                                                     SEPTEMBER 14, NOVEMBER 18,
                                         YEAR ENDED     1995 TO      1996 TO
                                        DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                            1996         1995          1996
                                        ------------ ------------- ------------
Net Periodic Pension Cost:
  Service cost.........................    $ 158         $ 58          $10
  Interest cost on projected benefit
   obligation..........................      136           40            4
  Net amortization and deferral of
   gains and losses....................       17           47            1
  Actual return on plan assets.........     (136)         (70)          (7)
                                           -----         ----          ---
Net periodic pension expense...........    $ 175         $ 75          $ 8
                                           =====         ====          ===

  The following table sets forth the funded status of the plans based on the most recent actuarial valuations, which were September 30, 1996 for the Oneida Plan and December 31, 1996 for the DPL Plan:

                                                            ONEIDA PLAN DPL PLAN
                                                            ----------- --------
      Funded Status of Defined Benefit Pension Plan:
      Actuarial present value of vested benefit
       obligation.........................................    $1,418      $350
                                                              ======      ====
      Accumulated benefit obligation......................    $1,449      $350
      Effect of projected future compensation levels......       346       243
                                                              ------      ----
      Projected benefit obligation for service rendered to
       date...............................................     1,795       593
      Plan assets at fair value...........................     1,620       619
                                                              ------      ----
      Projected benefit obligation in excess of plan
       assets.............................................       175       (26)
      Unrecognized net gain...............................       481       272
                                                              ------      ----
      Accrued pension cost................................    $  656      $246
                                                              ======      ====

                            REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

  The following table sets forth the actuarial assumptions used to develop the net periodic pension costs for the periods presented:

                                                            ONEIDA PLAN DPL PLAN
                                                            ----------- --------
      Discount Rate........................................     8.5%      8.0%
      Expected rate of return on plan assets...............     9.0%      9.0%
      Assumed compensation rate increase...................     4.0%      6.0%

 Deferred Compensation Plans

  In April 1992, the Company initiated a 401(k) retirement savings plan for eligible employees. Employees of Reunion and its subsidiaries other than ORC are eligible to participate. The plan allows participating employees to elect to contribute up to 18% of their salaries, with the Company making matching contributions of 25% of each employee's contribution up to 6% of salary. The Company's contributions to the plan in each of the three years ended December 31, 1996 were not material.

  ORC maintains two qualified contributory 401(k) retirement plans which cover substantially all Rostone employees. Employees may elect to contribute up to an annually determined maximum amount permitted by law, and the Company makes matching contributions of 10% of each employee's contribution up to 6% of compensation.

  In 1997, the 401(k) plans for Reunion and for Rostone's salaried employees will be merged, and eligibility for participation expanded to include substantially all of the Company's U.S., salaried employees. The 401(k) plan covering Rostone's hourly employees will continue as a separate plan.

 Postretirement Benefits Other Than Pensions

  ORC provides health care benefits for certain of Rostone's salaried and union retirees and their dependents under two separate but substantially similar plans. Generally, employees are eligible to participate in the medical benefit plans if, at the time of retirement, they have at least 10 years of service and have attained 62 years of age. Rostone's medical benefit plans are contributory via employee contributions, deductibles and co-payments and are subject to certain annual, lifetime and benefit-specific maximum amounts.

  The components of the net periodic postretirement benefit cost are as follows:

                                                                 PERIOD FROM
                                                             FEBRUARY 2, 1996 TO
                                                              DECEMBER 31, 1996
                                                             -------------------
      Service cost..........................................        $  45
      Interest cost.........................................          102
                                                                    -----
      Net periodic postretirement benefit cost..............        $ 147
                                                                    =====

  Health care benefits are funded as claims are paid. In 1996, Rostone's cash payments for such benefits were approximately $64.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

  The accumulated postretirement benefit obligation ("APBO") consisted of the following components:

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
      Retirees.....................................................    $  597
      Fully eligible active participants...........................        20
      Other active participants....................................       949
                                                                       ------
      Total........................................................     1,566
      Plan assets at fair value....................................        --
                                                                       ------
      APBO in excess of plan assets................................     1,566
      Unrecognized net gain........................................        81
                                                                       ------
      Postretirement benefit liability.............................    $1,647
                                                                       ======

  Benefit costs were estimated assuming retiree health care costs would initially increase at a 10.5% annual rate, decreasing gradually to 5.5% after 15 years. A 1.0% increase in the assumed health care cost trend rate would have increased the APBO at December 31,1996 and postretirement benefit cost for 1996 by $185 and $20, respectively. The discount rate used to estimate the accumulated postretirement benefit obligation was 7.0% at December 31, 1996.

 Postemployment Benefits

  Other than unemployment compensation benefits required by law, the Company does not provide postemployment benefits to former or inactive employees. The estimated future cost of unemployment compensation benefits is accrued as employee services are provided.

11. SHAREHOLDERS' EQUITY

 Name Change, Recapitalization and Reincorporation

  On April 19, 1996, Reunion Resources Company merged with and into its wholly owned subsidiary, Reunion Industries, Inc. ("RII"), pursuant to a merger agreement dated November 14, 1995. RII's Certificate of Incorporation authorizes the issuance of 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of "blank check" preferred stock, par value $.01 per share, and includes certain capital stock transfer restrictions (the "Transfer Restrictions") which are designed to prevent any person or group of persons from becoming a 5% shareholder of RII and to prevent an increase in the percentage stock ownership of any existing person or group of persons that constitutes a 5% shareholder by prohibiting and voiding any transfer or agreement to transfer stock to the extent that it would cause the transferee to hold such a prohibited ownership percentage. The Transfer Restrictions are intended to help assure that the Company's substantial net operating loss carry forwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" for federal income tax purposes.

 Adjustments to Treasury Stock

  In June 1996, the Company retired 257 shares of treasury stock, which reverted to unissued shares.

 Adjustments to Additional Paid-in Capital

  In 1996 paid-in capital was reduced $1,795 , the cost of 257 shares of treasury stock retired. Paid-in capital was increased $123 and $7 in 1995 and 1994, respectively, from the exercise of stock options (see Note 12). In 1995, $477 was credited to additional paid-in capital as a result of extending the expiration date of two warrants (see Note 12).

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

 Dividends

  No dividends have been declared or paid during the past three years with respect to the common stock of the Company. Cash dividends are limited by the availability of funds, including limitations on dividends and other transfers to Reunion by ORC contained in ORC's lending agreements (see Note 9).

12. STOCK OPTIONS AND WARRANTS

  At December 31, 1996, the Company has two stock option plans and outstanding warrants which are described below. In implementing FASB Statement 123 "Accounting for Stock-Based Compensation" in 1996, the Company elected to continue to apply the provisions of APB Opinion 25 and related Interpretations in accounting for its plans and warrants. Stock option grants during the periods presented were all at exercise prices equal to or above the current market price of the underlying security and, accordingly, no compensation cost has been recognized for the Company's stock option plans. During 1995 the Company extended the expiration date of certain warrants and recognized compensation cost of $478.

  Had compensation cost for the Company's stock option plans and warrants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as indicated below:

                                                               1996      1995
                                                              -------  --------
      Net Loss................................... As reported $(2,282) $(13,970)
                                                  Pro forma   $(2,327) $(14,144)
      Primary and Fully Diluted
        Net Loss per Share....................... As reported $  (.59) $  (3.65)
                                                  Pro forma   $  (.60) $  (3.69)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: dividend yield of 0 percent for all years; expected volatility of 60 percent, risk-free interest rates of 6.1 percent and expected lives of 3 and 4 years. Expected volatility was estimated based on historical performance of the Company's stock prices and is not necessarily an indication of future stock movements.

 1992 Option Plan

  Effective July 1, 1992, the Board of Directors of the Company approved the adoption of the 1992 Nonqualified Stock Option Plan (the "1992 Option Plan"). The 1992 Option Plan, as amended, authorized the grant of options and sale of 250,000 shares of common stock of the Company to key employees, directors and consultants. No option granted under the 1992 Option Plan may be exercised prior to six months from its date of grant or remain exercisable after ten years from the grant date. In August 1992, the Board of Directors granted options to purchase 211,000 common shares at $1.562 per share, determined from the average market price of the 90 days preceding the effective date, to its four directors and a consultant to the Board of Directors. The options became exercisable for two years after July 1, 1993.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

 1992 Warrants

  In addition, during 1992 the Company's Board of Directors approved the issuance of warrants to a director and to a consultant to the Board of Directors to purchase an aggregate of 150,000 shares of the Company's common stock at $1.562 per share, determined from the average market price of the 90 days preceding the effective date. The warrants became exercisable for two years on July 1, 1993. In June 1995 the expiration date of these warrants was extended to June 30, 1999 (see Note 14) and the Company recognized compensation expense of $478.

 1993 Option Plan

  Effective September 28, 1993, the Board of Directors of the Company approved the adoption of the 1993 Incentive Stock Option Plan (the "1993 Option Plan") for the granting of options or awards covering up to 250,000 shares of the Company's common stock to officers and other key employees. Under the terms of the 1993 Option Plan, the compensation committee of the Board of Directors is authorized to grant (i) stock options (nonqualified or incentive), (ii) restricted stock awards, (iii) phantom stock options, (iv) stock bonuses and
(v) cash bonuses in connection with grants of restricted stock or stock bonuses. In December 1993, the Company granted 80,000 incentive stock options to certain key employees at an exercise price of $6.00 per share. The options originally vested 50% in December 1994 and 50% in December 1995 and remained exercisable until December 1996. In January 1995, the Company granted 62,750 incentive stock options to certain key employees at an exercise price of $5.00 per share. The options originally vested 50% in January 1996 and 50% in January 1997 and remain exercisable until January 1999. As a result of Chatwins' acquisition of its common stock ownership in June 1995 (see Note
14), all of the outstanding options under the 1993 Option Plan at that date became immediately exercisable. In July 1996, the Company granted 55,000 incentive stock options to two officers at an exercise price of $4.375 per share. The options vest 20% in January 1997, 40% in July 1997 and 40% in July 1998, and are exercisable until July 1999.

  A summary of the status of the Company's stock option and warrants as of December 31, 1996, and 1995, and changes during the years ending on those dates is presented below:

                                       1996                      1995
                             ------------------------- -------------------------
                                      WEIGHTED-AVERAGE          WEIGHTED-AVERAGE
FIXED OPTIONS                SHARES    EXERCISE PRICE  SHARES    EXERCISE PRICE
-------------                -------  ---------------- -------  ----------------
Outstanding at beginning of
 year......................  255,750       $3.23       269,500       $2.76
Granted....................   55,000       $4.44        62,750       $5.00
Exercised..................       --          --       (56,500)      $2.45
Forfeited/Expired..........  (95,000)      $5.63       (20,000)      $5.50
                             -------                   -------
Outstanding at end of year.  215,750       $2.58       255,750       $3.23
Options exercisable at
 year-end..................  160,750       $1.97       255,750       $3.23
Weighted-average fair value
 of options granted during
 the year..................                $1.48                     $2.44

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

  The following table summarizes information about stock options and warrants outstanding at December 31, 1996:

                                        OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                           --------------------------------------------- ----------------------------
                             NUMBER    WEIGHTED-AVERAGE                    NUMBER
                           OUTSTANDING    REMAINING     WEIGHTED-AVERAGE EXERCISABLE WEIGHTED-AVERAGE
 RANGE OF EXERCISE PRICE   AT 12/31/96 CONTRACTUAL LIFE  EXERCISE PRICE  AT 12/31/96 EXERCISE PRICES
 -----------------------   ----------- ---------------- ---------------- ----------- ----------------
 $1.562..................    150,000       3.5 yrs.          $1.562        150,000        $1.562
 $5.00...................     10,750         2 yrs.          $ 5.00         10,750        $ 5.00
 $4.44...................     55,000       2.5 yrs.          $ 4.44             --            --
                             -------                                       -------
                             215,750                                       160,750

  Changes in options and warrants outstanding under the Company's plans during 1994, were as follows:

                                                                         1994
                                                                        SHARES
                                                                        -------
      Outstanding, Beginning of Year................................... 281,000
      Granted..........................................................      --
      Exercised ($1.562-$5.00).........................................  (4,500)
      Canceled ($5.00-$6.00)...........................................  (7,000)
                                                                        -------
      Outstanding, End of Year......................................... 269,500
                                                                        =======
      Available for Grant, End of Year................................. 216,000
                                                                        =======

13. TAXES ON INCOME

  The components of the Company's income tax expense are as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1996 1995 1994
                                                                  ---- ---- ----
      Current
        Federal.................................................. $750 $ -- $ --
        State....................................................  126   --   --
        Foreign..................................................   --   --   --
                                                                  ---- ---- ----
                                                                   876   --   --
      Deferred...................................................   --   --   --
                                                                  ---- ---- ----
                                                                  $876 $-0- $-0-
                                                                  ==== ==== ====

  In September 1995, the Company amended its 1991 and 1992 Federal tax returns to request a refund of Alternative Minimum Tax ("AMT") previously paid. The refund resulted from the carryback of a capital loss originating from the sale, in 1993, of Reunion common stock owned by a subsidiary of the Company. The Company recorded a receivable for this refund in 1993 when the transaction occurred. The IRS has audited this refund request and has issued a formal IRS agent's report denying the refund claim, and asserting an additional tax deficiency for 1993. The Company intends to appeal the case to the IRS appeals division. Although management believes it has provided a reasonable amount of documentation and technical arguments in support of its claim, the ultimate outcome of any appeal will be subject to the resolution of significant legal and factual issues by the appeals division or by a court. Because of the uncertainty over realization of the refund, the Company has recorded an allowance of $750 for the possible denial of the AMT refund claim with a corresponding charge to Income Tax Expense.

                            REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

  As a result of continuing losses and the existence of significant net operating loss carryovers, the Company incurred no federal income tax liability or benefit during 1996, 1995 or 1994. As of December 31, 1996, the Company had net operating loss ("NOL") and investment tax credit ("ITC") carryforwards for federal income tax purposes totaling approximately $215,800 and $2,250, respectively. The NOL and ITC carryforwards expire as follows:

                                                                   NOL     ITC
                                                                 -------- ------
      1997...................................................... $     -- $  850
      1998......................................................    8,100    450
      1999......................................................   43,200    150
      2000......................................................   87,300    800
      2001--2005................................................   65,900     --
      2006--2010................................................   11,300     --
                                                                 -------- ------
                                                                 $215,800 $2,250
                                                                 ======== ======

  The Company's ability to use these NOL's to offset future taxable income would be limited if an "ownership change" were to occur for federal income tax purposes. As described in Note 11, the merger of RRC into RII intended to decrease the likelihood of such an ownership change occurring.

  Significant components of the Company's deferred tax position at December 31, 1996 and 1995 are as follows:

                                                              1996      1995
                                                             -------  --------
      Deferred tax liabilities:
        Excess tax depreciation and bases differences of
         assets............................................. $(1,251) $ (1,955)
        Other...............................................     (28)     (250)
                                                             -------  --------
          Total deferred tax liabilities....................  (1,279)   (2,205)
                                                             -------  --------
      Deferred tax assets:
        NOL and ITC carryforwards...........................  75,617    76,136
        Bases differences of assets and liabilities.........   2,597     1,606
        Other...............................................     892       902
                                                             -------  --------
          Total deferred tax assets.........................  79,106    78,644
                                                             -------  --------
      Net deferred tax assets...............................  77,827    76,439
      Valuation allowance................................... (77,827)  (76,439)
                                                             -------  --------
                                                             $   -0-  $    -0-
                                                             =======  ========

  The Company has continued to incur tax losses since emerging from bankruptcy in 1988, and there can be no assurance that the Company will be able to utilize the net operating and capital loss carryforwards in excess of that required to offset temporary differences which will result in future taxable income. Therefore, the Company has provided a valuation allowance for the net deferred tax asset. This valuation allowance increased $1,388 in 1996, decreased $11,399 during 1995, including $10,605 transferred to Net Assets of Discontinued Operations, and decreased $599 during 1994.

  The Company files a consolidated U.S. federal income tax return and its U.S. subsidiaries file combined or separate company income tax returns in states in which they conduct business. The Company also has a U.S. subsidiary which files a tax return in Canada and certain Canadian provinces. The Company's consolidated federal income tax returns for the years 1990 through 1993 are currently being audited in connection with the

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996
IRS audit of the Company's claim for refund of $750 of alternative minimum tax as a result of the capital loss carryback referred to above. Certain of the Company's U.S. subsidiaries' separate company tax returns have been examined by the IRS, the results of which yielded no material adjustments to the returns as filed.

14. RELATED PARTY TRANSACTIONS

 Chatwins and Affiliates

  On June 20, 1995, Chatwins acquired 1,450,000 shares of the Company's Common Stock from Parkdale Holdings Corporation N. V. ("Parkdale") (the "Chatwins Acquisition"), resulting in the ownership by Chatwins of approximately 38% of the Common Stock outstanding. In connection with this transaction, Parkdale and Franklin Myers, a Director of the company, entered into three-year standstill agreements with Chatwins regarding the purchase, sale and transfer of Company securities and gave Chatwins three-year proxies to vote all of their respectively-owned shares of the Company's common stock. As a result of these transactions, Chatwins has voting control of approximately 45% of the Company's outstanding Common Stock. Chatwins also acquired a warrant to purchase 75,000 shares of the Company's Common Stock for $1.562 per share (the "Chatwins Warrant").

  Charles E. Bradley, Sr., a Director of the Company since June 20, 1995 and the President and Chief Executive Officer of the Company since October 26, 1995, is the Chairman and a Director of Chatwins and the beneficial owner of approximately 68% of the outstanding common stock of Chatwins. John G. Poole, a Director of the Company since April 19, 1996, is a Director of Chatwins and the beneficial owner of approximately 22% of the outstanding common stock of Chatwins. Thomas L. Cassidy, a Director of the Company since June 20, 1995, is also a Director of Chatwins.

  On June 28, 1995, Chatwins proposed to the Board of Directors of the Company and the Board of Directors subsequently resolved that the Company extend the exercisability of the Chatwins Warrant and a similar warrant owned by Mr. Myers (the "Myers Warrant"). The Chatwins Warrant and the Myers Warrant had been scheduled to expire by their terms on July 1, 1995. These warrants now expire on June 30, 1999. Contemporaneously with the Chatwins Acquisition, Myers agreed not to exercise the Myers Warrant until June 21, 1998.

  On September 14, 1995, the Company purchased from Chatwins Holdings, Inc. ("CHI"), a wholly-owned subsidiary of Chatwins, all of the issued and outstanding common stock and preferred stock of Oneida (the "Oneida Acquisition"). The aggregate purchase price paid to CHI for the shares totaled $3,107 which was funded entirely from internal cash reserves of the Company. Oneida's liabilities at the time of the Oneida Acquisition included $4,933 payable to Chatwins. The stock purchase agreement between the Company and Chatwins required the Company to cause Oneida to repay the indebtedness to Chatwins ("the "Oneida/Chatwins Debt") plus interest thereon at 10% per annum from September 1, 1995 on or before September 14, 1997, or earlier from the net proceeds, if any, of the sale of the Company's other material assets. As described in Note 9, this debt was repaid in May 1996 from the proceeds of the sale of the oil and gas assets. The financial terms of the Oneida transaction were determined based on Oneida's financial position and results of operations at and for the six months ended June 30, 1995. The terms of the transaction were approved by the unanimous vote of the directors of the Company at the time with Messrs. Bradley and Cassidy abstaining.

  As described in Note 9, Mr. Bradley made loans totaling $1,350 to the Company, which the Company then used as part of a $1,550 loan it advanced to Oneida evidenced by a 10% promissory note of Oneida payable November 2, 1997. Oneida used these funds to repay a portion of the Oneida/Chatwins Debt. The Company issued two notes to Mr. Bradley for the $1,350 he advanced, each bearing interest at a rate of 10% per annum and each due and payable on September 14, 1997. As described in Note 9, this debt was repaid in May 1996 from the proceeds of the sale of the oil and gas assets.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

  On February 2, 1996, Rostone was merged with and into Oneida (the "Rostone Acquisition") pursuant to a Merger Agreement (the "Rostone/Oneida Agreement") and Oneida, as the surviving corporation, changed its name to Oneida Rostone Corp. ("ORC"). The purchase price payable by ORC under the Rostone/Oneida Agreement to the stockholders of Rostone is an amount up to $4,001 as follows:
(i) $1 in 1996, (ii) up to $2,000 in 1997 if Rostone achieves specified levels of earnings before interest and taxes (as provided in the Rostone/Oneida Agreement) for the calender year 1996 and (iii) up to $2,000 in 1998 if Rostone achieves specified levels of earnings before interest and taxes for the calendar year 1997. Under the terms of ORC's credit facility with Congress (see Note 9), all such payments may only be made from equity contributions the Company may provide to ORC. The financial terms of the transaction were determined based on Rostone's financial position and results of operations for the fiscal year ended December 31, 1994 and for the eleven months ended November 30, 1995. The terms of the Rostone Acquisition were approved by the unanimous vote of the directors of the Company, including by all disinterested directors. In the Rostone Acquisition, ORC acquired 100% of the preferred and common stock of Rostone from CGI Investment Corp. ("CGII") a company owned 51% by Stanwich Partners, Inc. ("SPI") and 49% by Chatwins. Mr. Bradley, Mr. Poole and Richard L. Evans, Executive Vice President, Chief Financial Officer and Secretary of the Company, are officers, directors and/or shareholders of SPI. Prior to the Rostone Acquisition certain officers of Oneida were also serving as officers of Rostone and CGII.

  In connection with the Oneida Acquisition and the Rostone Acquisition, the Company hired Prudential Securities Incorporated ("Prudential") to act as its financial advisor and to provide opinions as to the fairness of the consideration paid by the Company in connection with each of the Oneida Acquisition (the "Oneida Consideration") and the Rostone Acquisition (the "Rostone Merger Consideration"). Prudential has issued its opinions, dated September 7, 1995 and January 15, 1996, respectively, that, as of such dates, the Oneida Consideration and the Rostone Merger Consideration paid by the Company were fair to the Company from a financial point of view.

  Prior to the Rostone Acquisition, Rostone was indebted to CGII pursuant to a $250 promissory note dated May 21, 1993. The note, which had an outstanding balance of $368 (principal and accrued interest) on February 2, 1996 and continues as an obligation of ORC, is subordinated to the prior payment of indebtedness owing by ORC to Congress except that if certain conditions are met, regularly scheduled monthly interest payments may be paid when due. The note is also subject to offset rights by ORC for certain environmental costs incurred (See Note 15).

  Prior to the Rostone Acquisition, Rostone was the lessee of certain equipment beneficially owned by Chatwins and Mr. Bradley. Chatwins and Mr. Bradley shared the risks and benefits under the lease pro rata in proportion to the purchase price of the equipment paid to the equipment manufacturer by each (57% for Chatwins and 43% for Mr. Bradley). In May 1996, this equipment was purchased by a third party lessor, which continues to lease the equipment to ORC.

  To facilitate the closing of the Rostone Acquisition and the Loan Facility, Mr. Bradley entered into several financial arrangements with Congress and an existing creditor to Rostone. To induce Congress to consummate the Congress credit facility, Mr. Bradley guaranteed the obligations of ORC and its subsidiary under the Congress credit facility subject to a cap of $4,000, which cap declines over time to $2,000. Mr. Bradley will receive a credit support fee from ORC and subsidiary in an aggregate amount equal to one percent (1%) per annum of the amount guaranteed, payable monthly. Mr. Bradley's rights to payment of the monthly installments of the credit support fee are subordinated to the prior payment of indebtedness owing by ORC to Congress, except that if certain conditions are met, the monthly installments may be paid when due. As a further inducement to Congress, Mr. Bradley entered into an environmental indemnity agreement pursuant to which

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996
Mr. Bradley agrees to indemnify Congress against liabilities that may arise from environmental problems that may be associated with ORC's existing properties and to reimburse Congress for certain investigatory and cleanup costs that Congress may incur should Congress request that those activities be performed by ORC and should ORC fail to perform them.

  To induce an existing creditor of Rostone to permit the Rostone Acquisition and Congress credit facility to be consummated, Mr. Bradley agreed to purchase from this creditor 50% of the $2,034 owing to him by Rostone on February 2, 1996 if this indebtedness was restated to provide for quarterly amortization over a two year period with interest at 10% per annum payable quarterly subject, however, to a subordination agreement with Congress. As a result of this transaction, Mr. Bradley and the creditor each holds a note from ORC in the amount of $1,017 bearing interest at 10% per annum which is subordinated to the prior payment of indebtedness owing by ORC to Congress, except that if certain conditions are met, regularly scheduled payments of interest may be paid when due.

  On November 18, 1996, ORC completed the DPL Acquisition by acquiring 68% of the outstanding stock of DPL, pursuant to a Stock Purchase Agreement with a creditor of Texon Energy Corporation ("TEC") and its subsidiaries. The DPL stock had been pledged by such subsidiaries as collateral for debt obligations, and had been acquired by the creditor through foreclosure. Mr. Bradley is President and a director of TEC and beneficial owner of approximately 14% of TEC's outstanding stock.

  Prior to DPL acquisition, DPL was indebted to Stanwich Oil and Gas, Inc. ("SOG") pursuant to a $250 loan agreement dated June 14, 1995. Mr. Bradley and Mr. Poole are officers, directors and the principal shareholders of SOG. On December 16, 1996, the Company purchased the indebtedness from SOG for $249, representing the outstanding balance of principal and interest at that date.

  In connection with the QMP Acquisition on November 18, 1996, Congress extended to ORC a $1,000 temporary overformula line as part of the amendment of the Loan Facility to increase the maximum amount to $20,000. Mr. Bradley guaranteed the amounts, if any, borrowed under this overformula line, and will receive a credit support fee from ORC of $1 per month. The overformula line expired February 14, 1997, and the fee terminated as of that date.

  Under the arrangements described above, the consolidated statement of operations for the year ended December 31, 1996 includes interest expense of $199 to Chatwins, $178 to Mr. Bradley, $37 to CGII and $2 to SOG; rent expense of $42 to Mr. Bradley and Chatwins; and guarantee fees of $55 to Mr. Bradley. The consolidated statement of operations for the year ended December 31, 1995 includes interest expense of $139 to Chatwins and $23 to Mr. Bradley, and guarantee fees of $30 to Mr. Bradley. At December 31, 1996, the consolidated balance sheet includes interest and fees payable to Mr. Bradley of $20 classified as Current Liabilities; principal payable to Mr. Bradley of $1,017 and payable to CGII of $368 classified as Long Term Debt-Related Parties; and interest and fees payable to Mr. Bradley under prior arrangements of $175 classified as Other Liabilities.

  Effective April 1, 1996, the Company subleases from SPI approximately 1,500 square feet of office space in Stamford, Connecticut for its corporate offices. The Company believes that the terms of this sublease are at least as favorable to the Company as would be in the case in an arm's length transaction. The rent expense under this lease totaled $23 in 1996.

 Parkdale and Myers

  Parkdale became the Company's largest stockholder in 1988 in connection with reorganization financing provided by it to facilitate the Company's discharge from bankruptcy. From July 1992 until June 20, 1995, Mr.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996
Myers represented Parkdale's ownership interest in the Company through an agreement giving him voting and investment control over Parkdale's stockholdings. Mr. Myers served as a director of the Company during this period and was retained by the Company as a consultant until January 1, 1995 at an annual fee of $150. Mr. Myers was reappointed as a Director on October 26, 1995.

 Boreta

  In 1992, the former Board of Directors approved a $300 five year, unsecured loan to John Boreta, the former President of the Company. The loan bears interest at the London Interbank Offering Rate as it may vary from time to time, and accrued interest is payable annually on each December 31 through 1996 and on April 10, 1997 when the loan matures. In March 1997, the Company agreed to accept payment of this note in installments, initially $5 per month and increasing to $20 per month, with final payment due April 1, 2000. The note will remain subject to immediate acceleration in the event any payment is not made as agreed.

15. COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  The Company and its subsidiaries are the defendants in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. The Company believes that any material liability which can result from any of such lawsuits or proceedings has been properly reserved for in the Company's financial statements or is covered by indemnification in favor of the Company or its subsidiaries, and therefore the outcome of these lawsuits or proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

 Environmental Compliance

  Various U.S. federal, state and local laws and regulations including, without limitation, laws and regulations concerning the containment and disposal of hazardous waste, oil field waste and other waste materials, the use of storage tanks, the use of insecticides and fungicides and the use of underground injection wells directly or indirectly affect the Company's operations. In addition, environmental laws and regulations typically impose "strict liability" upon the Company for certain environmental damages. Accordingly, in some situations, the Company could be liable for clean up costs even if the situation resulted from previous conduct of the Company that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company or events outside the control of the Company. Such clean up or costs associated with changes in environmental laws and regulations could be substantial and could have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  The Company's plastic products and service business routinely uses chemicals and solvents, some of which are classified as hazardous substances. The Company's oil and gas business and related activities routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. The Company's vineyard operations routinely use fungicides and insecticides, the handling, storage and use of which is regulated under the Federal Insecticide, Fungicide and Rodenticide Act, as well as California laws and regulations.

  Except as described in the following paragraphs, the Company believes it is currently in material compliance with existing environmental protection laws and regulations and is not involved in any significant

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996
remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions that may be required, the Company has also employed outside consultants from time to time to advise and assist the Company's environmental compliance efforts with respect to its oil and gas properties. Except as described in the following paragraphs, the Company has not recorded any accruals for environmental costs.

  In February 1996, Rostone was informed by a contracted environmental services consulting firm that potential soil and ground water contamination may exist at its Lafayette, Indiana site. The Company has accrued $160 based on current estimates of remediation costs. Certain of these costs are recoverable from the seller of Rostone.

  In connection with the sale of REC the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual of $533 for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed clean up methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any additional costs of possible alternative clean up methods because the nature and dollar amount of such alternative cannot presently be determined.

 Other Contingencies

  In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $716 plus interest. Of this amount, $645 results from the auditor's conclusion that income from gain on sales of certain Canadian assets in 1991 should be reclassified from nonbusiness to business income. The Company believes its classification of such income was correct, and has appealed the assessment of tax. If the Company's positions prevail on this issue, management believes that the amounts due would not exceed amounts previously paid or provided for. No additional accruals have been made for any amounts that may be due if the Company does not prevail because the outcome cannot be determined. The Company recorded a provision of $85 for certain other adjustments proposed.

 Operating Leases

  At December 31, 1996, the Company's minimum rental commitments under noncancellable operating leases for buildings and equipment are as follows:

      1997................................................................ $ 477
      1998................................................................   407
      1999................................................................   337
      2000................................................................   328
      2001................................................................   318
      Thereafter..........................................................   448
                                                                           -----
      Total............................................................... 2,315

                            REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

  Oneida leases one property used in its manufacturing operations from an individual who was the Company's former principal owner. Oneida is obligated to pay all taxes, utilities, maintenance, repairs and insurance. This lease expires in 1998, but is renewable by Oneida for an additional five-year term. Rental expense was $305 in 1996 and $67 during the three and one half months subsequent to the Oneida Acquisition in 1995.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts approximate fair value because of the short maturities of these instruments.

    Long term notes receivable. These notes, totaling approximately $497, were issued by individuals in private transactions with the Company. One note, for $300, bears interest at a variable rate and matures in April 1997. The other notes, totaling $197, bear interest at 11% and mature in January 2000. It is not practicable to estimate the fair value of these instruments because no ready market exists for these instruments.

    Long term debt. Approximately 67% of the Company's long term debt has variable rates of interest and 28% bears interest at fixed rates approximating current market rates. Accordingly, management estimates that the carrying amounts approximate the fair value, approximately $25,055 at December 31, 1996 and $7,411 at December 31, 1995. Approximately 5% ($1,385) of the long term debt is related party debt for which comparable instruments do not exist. Accordingly, it is not practicable to estimate the fair value of this debt. This debt bears interest at 10%, matures in installments through February 1999, is subject to subordination to the Company's Loan Facility, and is subject to prepayment under certain circumstances (see Note 9).

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  Results of operations by quarter for the years ended December 31, 1996 and 1995 are set forth in the following table:

                                                    1996 QUARTER ENDED
                                             ----------------------------------
                                             MARCH 31  JUNE 30 SEPT 30  DEC 31
                                             --------  ------- -------  -------
Operating Revenue........................... $13,952   $14,292 $14,041  $18,020
Less Operating Costs and Expenses...........  13,845    13,622  13,769   17,620
                                             -------   ------- -------  -------
  Operating Income..........................     107       670     272      400
                                             -------   ------- -------  -------
Income (Loss) from continuing operations....    (420)      129     (43)    (631)
Loss from discontinued operations...........    (122)    1,134    (117)  (2,212)
                                             -------   ------- -------  -------
Net Income (Loss)........................... $  (542)  $ 1,263 $  (160)  (2,843)
                                             =======   ======= =======  =======
Net Income (Loss) Per Common Share and
 Common Share Equivalent.................... $  (.14)  $   .33 $  (.04) $  (.74)
                                             =======   ======= =======  =======

  Significant items included above which might affect comparability are as follows:

Continuing operations:
  Adjustment of provision for severance and
   exit costs...............................      --       276      --       --
  Allowance for possible denial of AMT
   refund claim.............................      --        --      --     (750)
Discontinued operations:
  Gain on disposal of oil and gas
   operations...............................      --     1,248      --     (126)
  Provision for loss on disposal of
   agricultural operations..................      --        --      --   (2,000)

                            REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1996

                                                   1995 QUARTER ENDED
                                            -----------------------------------
                                            MARCH 31  JUNE 30  SEPT 30  DEC 31
                                            --------  -------  -------  -------
Operating Revenue.......................... $    --   $    --  $ 1,804  $ 9,051
Less Operating Costs and Expenses..........     432       982    3,326    9,131
                                            -------   -------  -------  -------
  Operating Loss...........................    (432)     (982)  (1,522)     (80)
                                            -------   -------  -------  -------
Loss from continuing operations............    (328)   (1,012)  (1,586)    (356)
Loss from discontinued operations..........  (3,921)   (1,881)  (1,558)  (3,328)
                                            -------   -------  -------  -------
Net Loss................................... $(4,249)  $(2,893) $(3,144) $(3,684)
                                            =======   =======  =======  =======
Net Loss Per Common Share and Common Share
 Equivalent................................ $ (1.12)  $  (.76) $  (.82) $  (.95)
                                            =======   =======  =======  =======

  Significant items included above which might affect comparability are as follows:

Continuing operations:
  Provision for Severance and Exit Costs...      --        --   (1,115)    (175)
  Charge for extension of warrant exercise
   period..................................      --      (477)      --       --
Discontinued operations:
  Impairment of oil and gas properties.....  (3,858)   (1,658)  (1,464)      --
  Litigation settlement....................      --        --       --      874
  Provision for loss on disposal of oil and
   gas operations..........................      --        --       --   (3,830)

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Reunion Industries, Inc.

Our audit of the consolidated financial statements referred to in our report dated March 26, 1997 also included an audit of the Financial Statement Schedule at December 31, 1996 and for the year then ended listed in item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Stamford, Connecticut
March 26, 1997

                            REUNION INDUSTRIES, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (AMOUNTS IN THOUSANDS)

                                      ADDITIONS
                          BALANCE  ----------------
                         BEGINNING CHARGES TO                          BALANCE END
                          OF YEAR   EARNINGS  OTHER    DEDUCTIONS(1)     OF YEAR
                         --------- ---------- -----    -------------   -----------
Year ended December 31,
 1996:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts--trade
   receivables..........  $   315    $    9   $305(2)    $   (195)       $   434
  Allowance for doubtful
   accounts--other
   current assets.......       --       317     --             --            317
  Reserve for excess and
   obsolete inventory...      138       139    184(2)        (140)           321
  Deferred tax asset
   valuation reserve....   76,439     1,388                    --         77,827
                          -------    ------   ----       --------        -------
    Totals..............  $76,892    $1,853   $489       $   (335)       $78,899
Year ended December 31,
 1995:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts.............  $   215    $   36   $283(2)    $   (219)(3)    $   315
  Reserve for excess and
   obsolete inventory...       --        49    151(2)         (62)           138
  Deferred tax asset
   valuation reserve....   87,838        --     --        (11,399)(3)     76,439
                          -------    ------   ----       --------        -------
    Totals..............  $88,053    $   85   $434       $(11,680)       $76,892
Year ended December 31,
 1994:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts.............  $   206    $    9   $ --       $     --        $   215
  Reserve for excess and
   obsolete inventory...       --        --     --             --             --
  Deferred tax asset
   valuation reserve....   88,437        --     --           (599)        87,838
                          -------    ------   ----       --------        -------
    Totals..............  $88,643    $    9   $ --       $   (599)       $88,053

--------
(1) Utilization of established reserves, net of recoveries
(2) Added with the acquisition of businesses
(3) Includes balances reclassified to discontinued operations and other accounts

                                 EXHIBIT INDEX

  2.1  --Definitive Proxy Statement dated June 7, 1993, relating to the
        Predecessor's Annual Meeting of Shareholders to be held June 29, 1993.
        Incorporated by reference to Exhibit 2.1 to Form 8-B dated June 17,
        1993.
  2.2  --Merger Agreement by and between Reunion Resources Company and Reunion
        Industries, Inc. Incorporated by reference to Exhibit 2.1 to
        Registration Statement on Form S-4 (No. 33-64325).
  3.1 --Certificate of Incorporation of Reunion Industries, Inc. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (No.
        33-64325).
  3.2  --Bylaws of Reunion Industries, Inc. Incorporated by reference to
        Exhibit 3.2 to Registration Statement on Form S-4 (No. 33-64325).
  4.1 --Specimen Stock Certificate evidencing the Common Stock, par value $.01 per share, of Reunion Industries, Inc. Incorporated by reference to
        Exhibit 4.1 to Registration Statement on Form S-4 (Registration No. 33-
        64325).
 10.1 --Buttes Gas & Oil Co. 1992 Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form
        10-K for the year ended December 31, 1992.
 10.2  --Form of Stock Option Agreement for options issued pursuant to the 1992
        Nonqualified Stock Option Plan. Incorporated by reference to Exhibit
        10.36 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1992.
 10.3 --Form of Warrants expiring June 30, 1999 to purchase an aggregate of 150,000 shares of Common Stock of Reunion Industries, Inc. Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form
        10-K for the year ended December 31, 1992.
 10.4 --Reunion Resources Company 1993 Incentive Stock Plan. Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
 10.5  --Form of Stock Option Agreement for options issued pursuant to the 1993
        Incentive Stock Plan. Incorporated by reference to Exhibit 10.35 to the
        Company's Annual Report on Form 10-K for the year ended December 31,
        1993.
 10.6  --Vineyard Management Agreement between Juliana Vineyards and Freedom
        Vineyards, Inc. dated June 4, 1993, as amended. Incorporated by reference to Exhibit 4.27 to the Company's Current Report on Form 8-K dated June 25, 1993.
 10.7 --Joint Venture Agreement of The Juliana Preserve, a Joint Venture dated as of October 1, 1994. Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1994.
 10.8  --Development and Marketing Agreement by and between The Juliana
        Preserve, A Joint Venture, and Juliana Pacific, Inc. dated January 1,
        1995. Incorporated by reference to Exhibit 10.42 to the Company's
        Annual Report on Form 10-K for the year ended December 31, 1994.
 10.9  --Severance Agreement by and between Reunion Resources Company and
        Thomas N. Amonett, dated November 16, 1994. Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
 10.10 --Stock Purchase Agreement dated September 14, 1995, between Reunion
        Resources Company and Chatwins Holdings, Inc. relating to the purchase of Oneida Molded Plastics Corporation. Incorporated by reference to
        Exhibit 10.44 to the Company's Current Report on Form 8-K dated
        September 14, 1995.
 10.11 --Letter Agreement between Chatwins Group, Inc. and Reunion Resources
        Company dated September 14, 1995. Incorporated by reference to Exhibit
        10.45 to the Company's Current Report on Form 8-K dated September 14,
        1995.

 10.12 --Merger Agreement, dated as of December 22, 1995 (executed February 2,
        1996) between Oneida Molded Plastics Corp. and Rostone Corporation.
        Incorporated by reference to Exhibit 2.1 to the Company's Current
        Report on Form 8-K dated February 2, 1996.
 10.13 --Stock Purchase Agreement, dated April 2, 1996, between Tribo Petroleum
        Corporation and Reunion Resources Company. Incorporated by reference to
        Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 2,
        1996.
 10.14 --Subordinated Promissory Note Date 1996, made May 24, 1996 by Tri-Union
        Development Corporation in favor of Reunion Industries, Inc. in the original principal amount of $2,200,000. Incorporated by reference to
        Exhibit 2.2 to the Company's Current Report on Form 8-K dated
        May 24, 1996.
 10.15 --Pledge Agreement dated as of May 24, 1996, between Tribo Petroleum
        Corporation, as pledgor, and Reunion Industries, Inc., as secured party, covering all issued and outstanding capital stock of Tri-Union
        Development Corporation. Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated May 24, 1996.
 10.16 --Guaranty, dated May 24, 1996, made by Tribo Petroleum Corporation in favor of Reunion Industries, Inc. Incorporated by reference to Exhibit
        2.4 to the Company's Current Report on Form 8-K dated May 24, 1996.
 10.17 --Share Purchase Agreement dated October 17, 1996 between Allied Irish
        Banks Holdings and Investments Limited and DPL Acquisition Corp.
        Incorporated by reference to Exhibit 2.1 to the Company's Current
        Report on Form 8-K dated October 17, 1996.
 10.18 --Stock Purchase Agreement dated as of October 17, 1996 among Frank J.
        Guzikowski, DPL Acquisition Corp., Reunion Industries, Inc., Data
        Packaging International, Inc. and DPL Holdings, Inc. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated
        October 17, 1996.
 10.19 --Asset Purchase Agreement between Oneida Rostone Corp., Quality Molded
        Products, Inc. and Don A. Owen, dated November 18, 1996. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 18, 1996.
 10.20 --Loan and Security Agreement dated February 2, 1996 between Congress
        Financial Corporation as Lender and Oneida Rostone Corp. and Oneida
        Molded Plastics Corp. of North Carolina as borrowers. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-
        Q for the Period Ended September 30, 1996.
 10.21 --Amendment No. 1 to Loan and Security Agreement dated October 21, 1996 modifying original Loan and Security Agreement dated February 2, 1996 between Congress Financial Corporation as Lender and Oneida Rostone
        Corp. and Oneida Molded Plastics Corp. of North Carolina as borrowers.
        Incorporated by reference to the Company's Quarterly Report on Form 10-
        Q for the Period Ended September 30, 1996.
 10.22 --Amendment No. 2 to Loan and Security Agreement dated November 18, 1996 modifying original Loan and Security Agreement dated February 2, 1996 between Congress Financial Corporation as Lender and Oneida Rostone
        Corp. and Oneida Molded Plastics, Corp. of North Carolina as Borrowers.
        Incorporated by reference to Exhibit 10.1 to the Company's Current
        Report on Form 8-K dated November 18, 1996.
 10.23 --Amendment No. 3 to Loan and Security Agreement dated December 31, 1996 modifying original Loan and Security Agreement dated February 2, 1996 between Congress Financial Corporation as Lender and Oneida Rostone
        Corp. and Oneida Molded Plastics, Corp. of North Carolina as
        Borrowers.*
 10.24 --Employment Agreement effective January 1, 1995 between Oneida Molded
        Plastics Corporation as Employer and David N. Harrington as Employee.*

 11.1 --Computation of Earnings Per Share.*
 21.1 --List of subsidiaries and jurisdictions of organization.*
 23.1 --Consent of Independent Public Accountants--Price Waterhouse LLP.*
 23.2 --Consent of Independent Public Accountants--Arthur Andersen LLP.*
 23.3 --Consent of Prudential Securities Incorporated. Incorporated by reference to Exhibit 23.2 to the Company's Registration Statement on Form S-4 (No. 33-64325).
   27 --Financial Data Schedule*
 99.1 --Opinion of Arthur Andersen LLP, dated March 27, 1996.*

--------
* Filed herewith