Form 10-Q
period 1997-03-31
REUNION INDUSTRIES INC
filed 1997-05-15
CIK 1003429

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ------------------------------------------

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                              Yes  X      No
                                 -----       -----


 As of May 1, 1997 the Registrant had 3,855,100 shares of common stock, par value $.01, outstanding.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                        PAGE
                                                                    -----

Item 1. Financial Statements

        Consolidated Balance Sheets - March 31, 1997 (Unaudited)
          and December 31, 1996                                       2

        Consolidated Statements of Operations (Unaudited)
          Three Months Ended March 31, 1997 and 1996                  4

        Consolidated Statements of Cash Flows (Unaudited)
          Three Months Ended March 31, 1997 and 1996                  5

        Notes to Consolidated Financial Statements (Unaudited)        6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                           11

SIGNATURE                                                            12

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           REUNION  INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                         March 31,   December 31,
                                                           1997          1996
                                                       ------------  -------------
                                                        (Unaudited)

ASSETS

Current Assets
   Cash and Cash Equivalents                               $ 2,884        $ 1,407
   Accounts Receivable, Less Allowance for
      Doubtful Accounts of $ 510 and $ 434, respectively    15,313         12,747
   Inventories                                               7,729          7,381
   Customer Tooling-in-Process                                 988          1,107
   Note Receivable from Sale of Oil & Gas Operations             -          2,200
   Other Current Assets                                        242            443
                                                           -------        -------
      Total Current Assets                                  27,156         25,285
                                                           -------        -------
Property, Plant and Equipment---- Net                       25,001         24,333
                                                           -------        -------
Other Assets
   Goodwill                                                  9,589          9,766
   Assets of Discontinued Agricultural Operations           14,063         14,139
   Other Assets Held for Sale                                  401            401
   Other                                                     1,650          1,252
                                                           -------        -------
                                                            25,703         25,558
                                                           -------        -------
                                                           $77,860        $75,176
                                                           =======        =======

          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                             March 31,  December 31,
                                                                1997       1996
                                                            ----------  ------------
                                                            (Unaudited)
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt                            $12,527      $10,865
  Accounts Payable                                               9,991        9,459
  Advances From Customers                                        1,557        1,922
  Other Current Liabilities                                      6,312        5,175
                                                               -------      -------
    Total Current Liabilities                                   30,387       27,421

Long-Term Debt                                                  13,765       14,190
Long-Term Debt - Related Parties                                 1,385        1,385
Other Liabilities                                                3,158        3,236
                                                               -------      -------
          Total Liabilities                                     48,695       46,232
                                                               -------      -------
Commitments and Contingencies

Shareholders' Equity

  Common Stock  ($.01 par value; 20,000 authorized;
   3,855 issued and outstanding)                                    38           38
  Additional Paid-in Capital                                    29,242       29,242
  Retained Earnings (Since January 1, 1989)                        (12)        (307)
  Foreign Currency Translation Adjustments                        (103)         (29)
                                                               -------      -------
    Total Shareholders' Equity                                  29,165       28,944
                                                               -------      -------
                                                               $77,860      $75,176
                                                               =======      =======

          See Accompanying Notes to Consoldiated Financial Statements

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)



                                                            Three Months Ended
                                                                March 31,
                                                           ---------------------
                                                              1997      1996
                                                           ---------- ----------

   Net Sales                                                 $24,672   $13,952

   Cost of Sales                                              20,839    11,766
                                                             -------   -------
   Gross Profit                                                3,833     2,186

   Selling, General and Administrative Expenses                2,861     2,079
                                                             -------   -------
   Operating Profit                                              972       107

   Other Income and (Expense)
       Interest Expense                                         (754)     (550)
       Other, Including Interest Income                          129        27
                                                             -------   -------
                                                                (625)     (523)
                                                             -------   -------
   Income (Loss) From Continuing Operations Before
    Income Taxes                                                 347      (416)

       Income Tax Expense                                        (52)       (4)
                                                             -------   -------
   Income (Loss) From Continuing Operations                      295      (420)

   Loss From Discontinued Operations                               -     (122)
                                                             -------   -------
   Net Income (Loss)                                         $   295   $  (542)
                                                             =======   =======
   Net Income (Loss) Per Common Share and
    Common Share Equivalent -- Primary and Fully Diluted

       Income (Loss) From Continuing Operations              $  0.07   $ (0.11)
       Loss  From Discontinued Operations                          -     (0.03)
                                                             -------   -------
          Net Income  (Loss)                                 $  0.07   $ (0.14)
                                                             =======   =======
   Weighted Average Number of Common Shares
     and Common Share Equivalents Outstanding
       Primary and Fully Diluted                               3,949     3,855
                                                             =======   =======

         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                --------------------
                                                                                   1997       1996
                                                                                ---------   --------

Cash Flows From Operating Activities:
   Net Income (Loss)                                                               $   295  $  (542)
   Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in)
     Provided by Operating Activities
        Depreciation and Amortization                                                  879      477
                                                                                   -------  -------
                                                                                     1,174      (65)
   Changes in Assets and Liabilities:
        (Increase) Decrease in Accounts Receivable                                  (2,566)      38
        (Increase) Decrease in  Inventory                                             (348)     153
        Decrease in Other Current Assets                                               320      323
        Increase in Accounts Payable                                                   532      432
        Increase in Other Current Liabilities                                          772      377
        Other                                                                         (869)    (205)
                                                                                   -------  -------
Net Cash (Used in) Provided by Operating Activities                                   (985)   1,053

Cash Flows From Investing Activities:
   Collection of Note Receivable from Sale of Oil and Gas Business                   2,200        -
   Acquisition of Rostone Net of Cash Acquired                                           -     (118)
   Change in Net Assets of Discontiued Operations                                        -    1,256
   Investment In and Advances to The Juliana Preserve                                    -       (6)
   Capital Expenditures                                                               (975)    (296)
                                                                                   -------  -------
Net Cash Provided by Investing Activities                                            1,225      836

Cash Flows From Financing Activities:
   Increase in Revolver Borrowings                                                   1,336    3,612
   Proceeds from Issuance of Debt Obligations                                          713      500
   Payments of Debt Obligations                                                       (812)  (6,284)
                                                                                   -------  -------
Net Cash Provided by (Used in) Financing Activities                                  1,237   (2,172)

Increase (Decrease) in Cash and Cash Equivalents                                     1,477     (283)

Cash and Cash Equivalents at Beginning of Period                                     1,407      529
                                                                                   -------  -------
Cash and Cash Equivalents at End of Period                                         $ 2,884  $   246
                                                                                   =======  =======

          See Accompanying Notes to Consolidated Financial Statements

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

NOTE 1.   CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Reunion Industries, Inc. ("RII") and its majority owned subsidiaries. As used herein, the term "Company" refers to RII, its predecessors and its subsidiaries, unless the context indicates otherwise. All intercompany transactions and accounts are eliminated in consolidation.

FINANCIAL STATEMENTS AT MARCH 31, 1997

     The Consolidated Balance Sheet at March 31, 1997, and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1997 and 1996 included herein are unaudited; however, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily
indicative of results to be expected for the year.   The Consolidated Balance
Sheet at December 31, 1996 has been derived from the audited financial
statements at that date.   For further information, refer to the consolidated
financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

EARNINGS PER SHARE

     Earnings per Common Share and Common Share Equivalent are computed based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include shares issuable upon exercise of the Company's stock options and warrants. For the three months ended March 31, 1996, common equivalent shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares because their effect would have been anti-dilutive.

NOTE 2.  BUSINESS ACQUISITIONS

ROSTONE

         On February 2, 1996, the Company acquired Rostone Corporation ("Rostone") which was merged with and into the Company's subsidiary, Oneida Molded Plastics Corp. ("Oneida"). The surviving corporation changed its name to Oneida Rostone Corp. ("ORC"). The Rostone acquisition was accounted for using the purchase method, and the results of Rostone's operations are included in the Company's consolidated financial statements from the date of the acquisition, February 2, 1996.

DATA PACKAGING LIMITED

     On October 21, 1996, DPL Acquisition Corp. ("DPLAC"), a wholly-owned subsidiary of ORC, acquired a 27.5% interest in Data Packaging Limited ("DPL"),
a Bermuda corporation operating in Ireland.   On November 18, 1996, DPLAC
acquired an additional 68% of the outstanding stock of DPL. Together, these transactions represent the "DPL Acquisition."

     The remaining 4.5% of the outstanding stock of DPL is owned by Forbairt, an agency of the Irish government, and is accounted for as a minority interest in
the accompanying financial statements.    The DPL Acquisition was accounted for
using the purchase method and the results of DPL's operations are included in the consolidated financial statements from the date of acquisition.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

QUALITY MOLDED PRODUCTS

     On November 18, 1996, ORC acquired (the "QMP Acquisition") substantially all of the assets and the business and assumed certain liabilities of Quality
Molded Products, Inc. ("QMP").   The QMP Acquisition was accounted for using the
purchase method, and the results of QMP's operations are included in the consolidated financial statements from the date of acquisition.

PRO FORMA RESULTS

     The following unaudited pro forma results of operations for the three months ended March 31, 1996 have been prepared assuming the acquisitions of Rostone, DPL and QMP had occurred as of January 1, 1996. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisitions been consummated as of that date.

                                               THREE MONTHS
                                                   ENDED
                                              MARCH 31, 1996
                                             ----------------

     Revenues..............................      $23,239
     Income (Loss) From Continuing
      Operations...........................         (478)
     Net Income (Loss).....................      $  (600)
     Loss per Common Share and Common
      Share Equivalent.....................      $  (.16)


 NOTE 3.  INVENTORIES

  Inventories consisted of the following:



                             MARCH 31, 1997  DECEMBER 31, 1996
                             --------------  -----------------

          Raw  Materials             $4,314             $3,719
          Work-in process             1,219              1,170
          Finished Goods              2,196              2,492
                                     ------             ------
                  Total              $7,729             $7,381
                                     ======             ======


NOTE 4.  CONTINGENCIES

     In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $716 plus interest. Of this amount, $645 results from the auditor's conclusion that income from gain on sales of certain Canadian assets in 1991 should be reclassified from nonbusiness to
business income.   The  Company believes its classification of such income was
correct, and has  appealed  the assessment of tax.   If the Company's positions
prevail on this issue, management believes that the amounts due would not exceed
amounts previously paid or provided for.   No additional  accruals have been
made for  any amounts that may be due if the Company does not prevail   because
the  outcome cannot be determined.   The Company  recorded a provision for  $85
in 1996 for certain other adjustments proposed.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


     In connection with the sale of Reunion Energy Company ("REC"), the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual of $533 for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed clean up methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any additional costs of possible alternative clean up methods because the nature and dollar amount of such alternative cannot presently be determined.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

     The Company and Chatwins Group, Inc. ("Chatwins") are considering the merger of Chatwins with and into the Company following the third anniversary of the acquisition by Chatwins, in June 1995, of approximately 38% of the Company's outstanding common stock. However, this or any other transaction between Chatwins and the Company in which Chatwins has an interest separate from that of the Company will be subject to approval by the Boards of Directors of the Company and of Chatwins and compliance by Chatwins with the covenants in its financing agreements. There can be no assurance that any transaction will be proposed or that any proposed transaction will be consummated.

     Discontinued operations consist of the Company's former oil and gas operations, sold in 1996, and wine grape agricultural and real estate development operations, held for sale since December 1996.

FORWARD LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements speak only as of the date of this Form 10-Q, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.
Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.
The Company's operations are affected by domestic and international economic conditions which affect the volume and pricing of sales of business and consumer goods, for which the Company produces components, the cost and availability of materials, labor and other goods and services used in the Company's operations and the cost of interest on the Company's debt.

                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES


RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997

     The Company recognized income from continuing operations of $ 0.3 million during the three months ended March 31, 1997 compared to a loss of $0.4 million for the comparable prior year period. The 1997 income reflects a full three months of results of each of the businesses acquired in February 1996 (Rostone) and November 1996 (QMP and DPL) described in Note 2 "Business Acquisitions". The loss for the first three months of 1996 includes two months of Rostone's results, acquired in February 1996 and does not include the results of QMP and DPL acquired later in the year.

     PLASTICS PRODUCTS SEGMENT: The Company, through its wholly owned subsidiary ORC, manufactures high volume, precision plastic products and provides engineered plastic services. Revenues and operating income of the plastic products segment were $24.7 million and $1.4 million, respectively, for the for the three months ended March 31, 1997. This compares to revenues and operating profit of $14.0 million and $0.7 million, respectively, for the three months ended March 31, 1996.

     Revenues increased $10.7 million to $24.7 million for the three months ended March 31, 1997 from $14.0 million for the three months ended March 31, 1996. The majority of the 76.8% increase in revenues is attributable to the business acquisitions competed during 1996. The remaining increase in revenues contributed from the existing business is attributable to parts sales to new customers combined with higher levels of sales to existing customers. The Company's tooling sales, historically a leading indicator of future sales, remain strong. Tooling sales for the three months ended March were $1.5 million, comparable to sales of $1.5 million for the prior year period. Excluding effects of acquisitions, tooling sales decreased by $0.3 million for the three months ended March 31, 1997 compared to the prior year period. Plastic products segment backlog totaled $ 24.7 million at March 31, 1997, compared to backlog of $25.1 million at December 31, 1996 and backlog of $16.3 million at March 31, 1996.

     Cost of sales totaled $20.8 million, or 84.5% of net sales, for the three months ended March 31, 1997 compared to $11.8 million, or 84.3% of net sales for the three months ended March 31, 1996. Excluding effects of acquisitions, cost of sales in the Company's existing business remained consistent for the three months ended March 31, 1997 versus 1996. As a result of the increase in sales, gross margins increased to $3.8 million, or 15.5% of net sales for the three months ended March 31, 1997 from $2.2 million, or 15.7% of net sales in the prior year period.

     Selling, general and administrative expenses were $2.4 million for the three months ended March 31, 1997, compared to $1.5 million for the three months ended March 31, 1996, reflecting the businesses acquired in 1996. Operating income was $ 1.4 million, or 5.7% of net sales, for the three months ended March 31, 1997 compared to $0.7 million, or 5.0% of net sales in the comparable 1996 period.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $0.4 million for the three months ended March 31, 1997 compared to $0.6 million for the three months ended March 31, 1996. The expenses for the three months ended March 31, 1996 included occupancy and office costs for both the Company's previous headquarters in Houston, Texas, closed in May 1996, and its new headquarters in Stamford, Connecticut.

     OTHER INCOME AND (EXPENSE): Interest expense was $0.8 million for the three months ended March 31,1997 compared to $0.6 million as a result of interest on ORC debt subsequent to the Rostone, QMP and DPL Acquisitions.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


DISCONTINUED OPERATIONS

     The Company resolved to sell its Agricultural operations in December 1996 and recorded a provision in 1996 to record estimated losses on disposal and estimated losses in 1997 through the date of disposition. In May 1996, the Company sold its REC subsidiary which substantially completed the disposition of its oil and gas operations. The Company retained certain Louisiana oil and gas properties because of litigation concerning environmental contamination.

     Results from discontinued operations for the three months ended March 31, 1996 were a loss of $0.1 million consisting of interest expense and depreciation from the Company's discontinued agricultural operations.


LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF 1997 ACTIVITIES

     Cash and cash equivalents totaled $2.9 million at March 31, 1997. During the three months ended March 31, 1997, cash increased $1.5 million, with $0.9 million used by operations, $1.2 million provided by investing activities and $1.2 million provided by financing activities.

     INVESTING ACTIVITIES: Capital expenditures were $1.0 million, and the Company received $2.2 million, plus interest, in final payment on the sale of the REC subsidiary.

     FINANCING ACTIVITIES: Principal payments reduced long-term obligations by
$0.8 million in the three months ended March  31, 1997.   Proceeds from new term
loan borrowings totaled $0.7 million. Proceeds from net revolving loan borrowings totaled $1.3 million.

     OPERATING ACTIVITIES: Net cash used in operating activities was $0.9 million in 1997.

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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


     In February 1997, the Company received repayment on the $2.2 million note, including interest thereon, from the sale of REC.

     As result of the above transactions, management believes that the Company will have sufficient resources to meet its corporate obligations as they become due over the next twelve months.

     ORC: On February 2, 1996, in connection with the Rostone Acquisition, ORC entered into a new credit facility with Congress which was amended in November 1996 in connection with the QMP Acquisition. The credit facility as amended provides for maximum borrowings of $20.0 million under a term loan in the original amount of $7.7 million and revolving loans based on the eligible balances of accounts receivable and inventory. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service over the next twelve months. At March 31, 1997 ORC had $2.0 million in revolving credit availability.


     DISCONTINUED OPERATIONS: In connection with the decision to discontinue the agricultural operations, the Company has halted real estate development activities and, as of April 2, 1997, has canceled its development agreement with Pacific Union. Based on projections of farming costs and capital requirements for the 1997 crop year, the Company believes that the only liquidity requirements for the discontinued agricultural operations prior to their sale will be approximately $0.3 million for debt service, which the Company expects to fund from its cash balances.


RESOLUTION OF STRIKE

     On April 15, 1997 ORC experienced a strike by approximately 280 employees at its Rostone division in Lafayette, Indiana. The striking employees, who were working under a collective bargaining agreement which expired March 2, 1997, represent approximately 25% of ORC's full time employees. On May 14, 1997 the Rostone division employees ratified a new three-year contract and returned to work. During the four-week strike, management continued production with salaried and temporary workers and took other actions to mitigate its effects.


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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBIT

          11  Earnings Per Share
          27  Financial Data Schedule

      (B) CURRENT REPORTS ON FORM 8-K

      During the quarter ended March 31, 1997, the Company filed no reports on Form 8-K.


                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              REUNION INDUSTRIES, INC.
                              (Registrant)


                              By /s/ Richard L. Evans
                                 ----------------------------------
                                 Richard L. Evans
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)



  Date:   May 15, 1997