Form 10-Q
period 1997-06-30
REUNION INDUSTRIES INC
filed 1997-08-11
CIK 1003429

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                              Yes  X      No
                                 -----      -----.



     As of August 1, 1997 the Registrant had 3,855,100 shares of common stock, par value $.0l, outstanding.



================================================================================

                               TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                          PAGE
                                                                          ----
Item 1.    Financial Statements

           Consolidated Balance Sheets - June 30 , 1997 (Unaudited)
                and December 31, 1996                                       2

           Consolidated Statements of Operations (Unaudited)
                Three Months and Six months  Ended June 30, 1997 and 1996   4

           Consolidated Statements of Cash Flows (Unaudited)
                Six  Months Ended June 30, 1997 and 1996                    5

           Notes to Consolidated Financial Statements (Unaudited)           6

Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                       9

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of  Security Holders            14

Item 6.    Exhibits and Reports on Form 8-K                                14

SIGNATURE                                                                  15

   PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                           REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                                                                     June 30,            December 31,
                                                                      1997                  1996
                                                                   -----------           ------------
                                                                   (Unaudited)

ASSETS

Current Assets
   Cash and Cash Equivalents                                       $       2,405         $      1,407
   Accounts Receivable, Less Allowance for
      Doubtful Accounts of $529 and $434, respectively                    13,925               12,747
   Inventories                                                             7,118                7,381
   Customer Tooling-in-Process                                               865                1,107
   Note Receivable from Sale of Oil & Gas Operations                           -                2,200
   Other Current Assets                                                      352                  443
                                                                   -------------         ------------
      Total Current Assets                                                24,665               25,285
                                                                   -------------         ------------
Property, Plant and Equipment-- Net                                       25,484               24,333
                                                                   -------------         ------------
Other Assets
   Goodwill                                                                9,413                9,766
   Assets of Discontinued Agricultural Operations                         13,986               14,139
   Other Assets Held for Sale                                                381                  401
   Other                                                                   1,469                1,252
                                                                   -------------         ------------
                                                                          25,249               25,558
                                                                   -------------         ------------
                                                                   $      75,398         $     75,176
                                                                   =============         ============

          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                                                                 June 30,                       December 31,
                                                                  1997                             1996
                                                             --------------                    -------------
                                                              (Unaudited)

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

       Current Portion of Long-Term Debt                      $     11,472                     $     10,865
       Accounts Payable                                             11,120                            9,459
       Advances From Customers                                       1,641                            1,922
       Other Current Liabilities                                     5,658                            5,175
                                                              ------------                     ------------
          Total Current Liabilities                                 29,891                           27,421

LONG-TERM DEBT                                                      12,361                           14,190
LONG-TERM DEBT - RELATED PARTIES                                     1,385                            1,385
OTHER LIABILITIES                                                    3,158                            3,236
                                                              ------------                     ------------
          Total Liabilities                                         46,795                           46,232
                                                              ------------                     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

         Common Stock  ($.01 par value; 20,000 authorized;
          3,855 issued and outstanding)                                 38                               38
        Additional Paid-in Capital                                  29,242                           29,242
        Retained Earnings (Since January 1, 1989)                     (430)                            (307)
        Foreign Currency Translation Adjustments                      (247)                             (29)
                                                              ------------                     ------------
          Total Shareholders' Equity                                28,603                           28,944
                                                              ------------                     ------------
                                                              $     75,398                     $     75,176
                                                              ============                     ============

          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)



                                                               Three Months Ended                        Six Months Ended
                                                                   June 30,                                   June 30,
                                                           ----------------------------                ---------------------
                                                            1997                  1996                   1997         1996
                                                           ------                 -----                -------       -------

 Net Sales                                                 $  23,471         $   14,292          $    48,143   $    28,244

 Cost of Sales                                                20,251             11,735               41,090        23,501
                                                           ---------         ----------          -----------    ----------
 Gross Profit                                                  3,220              2,557                7,053         4,743

 Selling, General and Administrative Expenses                  2,901              1,887                5,762         3,966
                                                           ---------         ----------          -----------    ----------
 Operating Income                                                319                670                1,291           777

 Other Income and (Expense)
      Interest Expense                                          (786)             (593)               (1,540)       (1,143)
      Other, Including Interest Income                           133                 98                  262           125
                                                           ---------         ----------          -----------    ----------
                                                                (653)              (495)              (1,278)       (1,018)
                                                           ---------         ----------          -----------    ----------
 Income (Loss) From Continuing Operations Before
    Income Taxes                                                (334)               175                   13          (241)

     Income Tax Expense                                          (84)               (46)                (136)          (50)
                                                           ---------         ----------          -----------    ----------
 Income (Loss) From Continuing Operations                       (418)               129                 (123)         (291)

 Income From Discontinued Operations                               -              1,134                    -         1,012
                                                           ---------         ----------          -----------    ----------
 Net Income (Loss)                                         $    (418)          $  1,263          $      (123)  $       721
                                                           =========         ==========          ============  ===========
 Net Income (Loss) Per Common Share and
  Common Share Equivalent -- Primary and Fully Diluted

     Income (Loss) From Continuing Operations              $   (0.11)          $   0.03          $     (0.03)  $     (0.07)
     Income  From Discontinued Operations                          -               0.30                    -          0.26
                                                           ---------         ----------          -----------   -----------
        Net Income  (Loss)                                  $  (0.11)          $   0.33          $     (0.03)  $      0.19
                                                           =========         ==========          ===========   ===========
 Weighted Average Number of Common Shares
   and Common Share Equivalents Outstanding
      Primary and Fully Diluted                                3,855              3,855                3,855         3,855
                                                           =========         ==========           ==========   ===========

          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                   -----------------
                                                                                    1997        1996
                                                                                   ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                              $  (123)      $    721
   Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in)
     Provided by Operating Activities
        Depreciation and Amortization                                               1,940          1,143
                                                                                  -------       --------
                                                                                    1,817          1,864
   Changes in Assets and Liabilities:
        (Increase) Decrease in Accounts Receivable                                 (1,178)         1,350
        Decrease in Inventory                                                         263            234
        Decrease (Increase) in Other Current Assets                                   333         (1,212)
        Increase (Decrease) in Accounts Payable                                     1,661           (254)
        Increase (Decrease) in Other Current Liabilities                              202           (512)
        Other                                                                        (488)          (212)
                                                                                  -------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           2,610          1,258

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of Note Receivable from Sale of Oil and Gas Business                  2,200              -
   Sale of Discontinued Operations                                                      -          9,042
   Acquisition of Rostone Net of Cash Acquired                                          -           (118)
   Investment In and Advances to The Juliana Preserve                                   -             (6)
   Capital Expenditures                                                            (2,590)          (571)
                                                                                  -------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (390)         8,347

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Revolver Borrowings                                        (603)         3,111
   Proceeds from Issuance of Debt Obligations                                       1,162            500
   Payments of Debt Obligations                                                    (1,781)       (11,560)
                                                                                  -------       --------
NET CASH USED IN FINANCING ACTIVITIES                                              (1,222)        (7,949)

INCREASE IN CASH AND CASH EQUIVALENTS                                                 998          1,656

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,407            529
                                                                                  -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 2,405       $  2,185
                                                                                  =======       ========

          See Accompanying Notes To Consolidated Financial Statements

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNUADITED)


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

FINANCIAL STATEMENTS AT JUNE 30, 1997

     The Consolidated Balance Sheet at June 30, 1997, and the Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 1997 and 1996 included herein are unaudited; however, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily
indicative of results to be expected for the year.   The Consolidated Balance
Sheet at December 31, 1996 has been derived from the audited financial
statements at that date.   For further information, refer to the consolidated
financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


EARNINGS PER SHARE

     Earnings per Common Share and Common Share Equivalent are computed based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include shares issuable upon exercise of the Company's stock options and warrants. For the three and six months ended June 30, 1997 and 1996, common equivalent shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares because their effect would have been anti-dilutive.


ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued several accounting pronouncements which the company will be required to adopt in future periods.

     FASB Statement No. 128 "Earnings per Share" establishes new guidelines for the calculation of and disclosures regarding earnings per share. The company will adopt the provisions of Statement 128 during the fourth quarter of 1997 and at that time will be required to present basic and diluted earnings per share and to restate all prior periods. There will be no impact on the calculation of basic earnings per share for the quarters ended June 30, 1997 and June 30, 1996. Diluted earnings per share is not expected to differ materially from basic earnings per share.

     The company will adopt FASB Statement No. 129 "Disclosure of Information About Capital Structure" during the fourth quarter of 1997. The company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

     FASB Statement No. 130 "Reporting Comprehensive Income," which the company will adopt during the first quarter of 1998, establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of net earnings, such changes are generally not significant to the company; and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on its financial statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


     FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. Although the Company operates in only one segment, the Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers which have not previously been presented in the consolidated financial statements and related notes. The company expects to adopt Statement No. 131 in the first quarter of 1998.


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

                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)



PRO FORMA RESULTS

     The following unaudited pro forma results of operations for the three and six months months ended June 30, 1996 have been prepared assuming the acquisitions of Rostone, DPL and QMP had occurred as of January 1, 1996. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisitions been consummated as of that date.



                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30, 1996                JUNE 30, 1996
                                                  -----------------            ---------------
Revenues                                          $      18,161                $    41,400
Income (Loss) From Continuing Operations          $         216                $      (262)
Net Income (Loss)                                 $       1,350                $       750
Earnings per Common Share and
  Common Share Equivalent                         $        0.35                $      0.19


 NOTE 3. INVENTORIES

  Inventories consisted of the following:


                                                    JUNE 30, 1997              DECEMBER 31, 1996
                                                    -------------              -----------------

   Raw  Materials                                 $         4,001              $           3,719
   Work-in process                                          1,165                          1,170
   Finished Goods                                           1,952                          2,492
                                                  ---------------              -----------------
    Total                                         $         7,118              $           7,381
                                                  ===============              =================


NOTE 4.  CONTINGENCIES

     In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $716 plus interest. Of this amount, $645 results from the auditor's conclusion that income from gains on sales of certain Canadian assets in 1991 should be reclassified from nonbusiness to
business income.   The  Company believes its classification of such income was correct, and has appealed the assessment of tax. If the Company's positions prevail on this issue, management believes that the amounts due would not exceed
amounts previously paid or provided for.   No additional  accruals have been
made for  any amounts that may be due if the Company does not prevail   because
the  outcome cannot be determined.   The Company  recorded a provision for  $85
in 1996 for certain other adjustments proposed.

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

NOTE 5.   SUBSEQUENT EVENT

      On August 7, 1997, the Juliana Preserve, a joint venture partnership in which the Company has a 71.7% economic interest and a 50% voting interest, sold approximately 500 acres of the approximately 4,700 acres controlled by the joint venture and held for sale since December 1996. Under the terms of the joint venture agreement, the net proceeds were used to repay debt owed by the joint venture. The Company will recognize no gain or loss or cash proceeds as a result of this transaction. The joint venture continues to seek a buyer or buyers for the remainder of the property.


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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997
--------------------------------

     The Company recognized a loss from continuing operations of $ 0.4 million during the three months ended June 30, 1997 compared to income of $0.1 million for the comparable prior year period. The 1997 period includes a full three months of results of the businesses acquired in November 1996 (QMP and DPL) described in Note 2 "Business Acquisitions." The 1996 period does not include the results of QMP and DPL which were acquired later that year.

     PLASTICS PRODUCTS SEGMENT: The Company, through its wholly owned subsidiary ORC, manufactures high volume, precision plastic products and provides engineered plastic services. Revenues and operating income of the plastic products segment were $23.5 million and $0.8 million, respectively, for the three months ended June 30, 1997. This compares to revenues and operating profit of $14.3 million and $1.0 million, respectively, for the three months ended June 30, 1996.

     During the second calendar quarter of 1997, a strike of the Company's unionized factory work force took place at ORC's Rostone division. The work stoppage occurred on April 15, 1997 and continued until May 15, 1997. Rostone used office personnel, temporary workers and new hires to minimize the impact of the strike on product shipments and the loss of customer business. Rostone, however, experienced excess scrap, labor inefficiencies and higher than normal product returns during the strike period and incurred additional overtime subsequent to the strike in restoring normal production. As a result of the strike, sales and operating income were approximately $2.0 million and $1.0 million, respectively, less than expected for the period.

     Revenues increased $9.2 million to $23.5 million for the three months ended June 30, 1997 from $14.3 million for the three months ended June 30, 1996. The majority of the 64.3% increase in revenues is attributable to the business acquisitions completed during 1996 offset by the effects of the strike at Rostone. Tooling sales for the three months ended June 30, 1997 were $1.1
million, versus sales   of $1.3 million for the prior year period.  Excluding
effects of acquisitions, tooling sales decreased by $0.4  million for the three
months ended June 30, 1997 compared to the prior year period.   Plastic products
segment backlog totaled $ 22.1 million at June 30, 1997, compared to backlog of $25.1 million at December 31, 1996 and backlog of $16.8 million at June 30, 1996.

     Cost of sales totaled $20.3 million, or 86.3% of net sales, for the three months ended June 30, 1997 compared to $11.7 million, or 82.1% of net sales for the three months ended June 30, 1996. As a result of the increase in sales, offset by the effects of the strike, gross margins increased to $3.2 million, or 13.7% of net sales for the three months ended June 30, 1997 from $2.6 million, or 18.9% of net sales in the prior year period.

     Selling, general and administrative expenses were $2.4 million for the three months ended June 30, 1997, compared to $1.6 million for the three months ended June 30, 1996, reflecting the businesses acquired in 1996. Operating income was $0.8 million for the three months ended June 30, 1997 compared to income of $1.0 million in the comparable 1996 period.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $0.5 million for the three months ended June 30, 1997 compared to $0.3 million for the three months ended June 30, 1996. The 1996 period expenses are net of $0.3 million in reversals of certain charges for office closing and severance costs accrued in 1995.

     OTHER INCOME AND (EXPENSE): Interest expense was $0.8 million for the three months ended June 30, 1997 compared to $0.6 million as a result of interest on ORC debt subsequent to the QMP and DPL Acquisitions.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


SIX MONTHS ENDED JUNE 30, 1997
------------------------------

     The Company recognized a loss from continuing operations of $ 0.1 million during the six months ended June 30, 1997 compared to a loss of $0.3 million for the comparable prior year period. The 1997 period reflects a full six months of results of each of the businesses acquired in February 1996 (Rostone) and November 1996 (QMP and DPL) described in Note 2 "Business Acquisitions." The 1996 period includes five months of Rostone's results, acquired in February 1996, and does not include the results of QMP and DPL acquired later in the year.

     PLASTICS PRODUCTS SEGMENT: The Company, through its wholly owned subsidiary ORC, manufactures high volume, precision plastic products and provides engineered plastic services. Revenues and operating income of the plastic products segment were $48.1 million and $2.2 million, respectively, for the six months ended June 30, 1997. This compares to revenues and operating profit of $28.2 million and $1.7 million, respectively, for the six months ended June 30, 1996.

     During the second calendar quarter of 1997, a strike of the Company's unionized factory work force took place at ORC's Rostone division. The work stoppage occurred on April 15, 1997 and continued until May 15, 1997. Rostone used office personnel, temporary workers and new hires to minimize the impact of the strike on product shipments and the loss of customer business. Rostone, however, experienced excess scrap, labor inefficiencies and higher than normal product returns during the strike period and incurred additional overtime subsequent to the strike in restoring normal production. As a result of the strike, sales and operating income were approximately $2.0 million and $1.0 million, respectively, less than expected for the period.

     Revenues increased $19.9 million to $48.1 million for the six months ended June 30, 1997 from $28.2 million for the six months ended June 30, 1996. The majority of the 70.6% increase in revenues is attributable to the business acquisitions completed during 1996. The remaining increase in revenues contributed from the existing business is attributable to parts sales to new customers combined with higher levels of sales to existing customers, offset by the effects of the strike. Tooling sales for the six months ended June 30, 1997 were $2.5 million, compared to sales of $2.8 million for the prior year period. Excluding effects of acquisitions, tooling sales decreased by $0.7 million for
the six months ended June 30, 1997 compared to the prior year period.   Plastic
products segment backlog totaled $ 22.1 million at June 30, 1997, compared to backlog of $25.1 million at December 31, 1996 and backlog of $16.8 million at June 30, 1996.

     Cost of sales totaled $41.1 million, or 85.3% of net sales, for the six months ended June 30, 1997 compared to $23.5 million, or 83.2% of net sales for the six months ended June 30, 1996. As a result of the increase in sales, offset by the effects of the strike, gross margins increased to $7.1 million, or 14.7% of net sales for the six months ended June 30, 1997 from $4.7 million, or 16.8% of net sales in the prior year period.

     Selling, general and administrative expenses were $4.8 million for the six months ended June 30, 1997, compared to $3.0 million for the six months ended June 30, 1996, reflecting the businesses acquired in 1996. Operating income was $2.2 million, for the six months ended June 30, 1997 compared to $1.7 million, in the comparable 1996 period.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $1.0 million for the six months ended June 30, 1997 comparable to $1.0 million for the six months ended June 30, 1996. The expenses for the six months ended March 31, 1996 included occupancy and office costs for both the Company's previous headquarters in Houston, Texas, closed in May 1996, and its new headquarters in Stamford, Connecticut, and are net of $0.3 million in reversals of certain charges for office closing and severance costs accrued in 1995.

     OTHER INCOME AND (EXPENSE): Interest expense was $1.5 million for the six months ended June 30, 1997 compared to $1.1 million as a result of interest on ORC debt subsequent to the Rostone, QMP and DPL Acquisitions.

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

     Results from discontinued operations for the six months ended June 30, 1996 were income of $1.0 million including a $1.6 million gain from an insurance reimbursement offset by a $0.4 million adjustment to the loss on disposition of the oil and gas business and $0.2 million of interest expense and depreciation from the Company's discontinued agricultural operations.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF 1997 ACTIVITIES

     Cash and cash equivalents totaled $2.4 million at June 30, 1997. During the six months ended June 30, 1997, cash increased $1.0 million, with $2.6
million provided   by operations, $0.4 million used  by investing activities and
$1.2 million used  by  financing activities.

     INVESTING ACTIVITIES: Capital expenditures were $2.6 million, and the Company received $2.2 million, plus interest, in final payment on the sale of the REC subsidiary.

     FINANCING ACTIVITIES: Principal payments reduced long-term obligations by
$1.8 million in the six months ended June 30, 1997.   Proceeds from new term
loan borrowings totaled $1.2 million. Payments of net revolving loan borrowings totaled $0.6 million.

     OPERATING ACTIVITIES: Net cash provided by operating activities was $2.6 million in 1997.

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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


     ORC: On February 2, 1996, in connection with the Rostone Acquisition, ORC entered into a new credit facility with Congress which was amended in November 1996 in connection with the QMP Acquisition. The credit facility as amended provides for maximum borrowings of $20.0 million under a term loan in the original amount of $7.7 million and revolving loans based on the eligible balances of accounts receivable and inventory. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, over the next twelve months. At June 30, 1997 ORC had $2.6 million in revolving credit availability.

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

     On August 7, 1997, The Juliana Preserve, a joint venture partnership in which the Company has a 71.7% economic interest and a 50% voting interest, sold approximately 500 acres of the approximately 4,700 acres controlled by the joint venture and held for sale since December 1996. Under the terms of the joint venture agreement, the net proceeds were used to repay debt owed by the joint venture. The Company will recognize no gain or loss or cash proceeds as a result of this transaction. The joint venture continues to seek a buyer or buyers for the remainder of the property.


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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of the Company's shareholders held May 28, 1997, shareholders holding a majority of the shares of Common Stock outstanding as of the close of business on April 21, 1997 voted to approve each of the two proposals included in the Company's proxy statement as follows:


Proposal 1:  Election of Directors             For                  Withhold
                                              ----                  ---------

             Thomas N. Amonett                3,424,170             42,463
             Charles E. Bradley, Sr.          3,424,170             42,463
             Thomas L. Cassidy                3,424,155             42,478
             W. R. Clerihue                   3,424,110             42,523
             Franklin Myers                   3,424,170             42,463
             John G. Poole                    3,423,855             42,778



                                                                                                         Broker
                                                 Affirmative        Negative          Abstentions       Non-Votes
                                                 -----------        --------          -----------      ----------
Proposal 2:    To consider and act upon
               such other business as
               may properly come before
               the meeting                       3,405,976          46,872            13,785               ---


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBIT
      27   Financial Data Schedule
      (b)  CURRENT REPORTS ON FORM 8-K

      During the quarter ended June 30, 1997, the Company filed no reports on Form 8-K.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              REUNION INDUSTRIES, INC.
                              (Registrant)


                              By /s/ Richard L. Evans
                                 ----------------------------------------------
                                 Richard L. Evans
                                 Executive Vice President and Chief Financial
                                 Officer (Principal Financial and Accounting
                                 Officer)



  Date: August 11, 1997