Form 10-Q
period 1997-09-30
REUNION INDUSTRIES INC
filed 1997-11-07
CIK 1003429

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


     As of October 1, 1997 the Registrant had 3,855,100 shares of common stock, par value $.0l, outstanding.


===============================================================================

                               TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION                                                                    PAGE
                                                                                                     ----
Item 1.     Financial Statements

            Consolidated Balance Sheets - September 30 , 1997 (Unaudited)                              2
                and December 31, 1996

            Consolidated Statements of Operations (Unaudited)                                          4
                Three Months and Nine months  Ended September 30, 1997 and 1996

            Consolidated Statements of Cash Flows (Unaudited)                                          5
                Nine Months Ended September 30, 1997 and 1996

            Notes to Consolidated Financial Statements (Unaudited)                                     6

Item 2.     Management's Discussion and Analysis of Financial Condition and                            9
                Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                           14

SIGNATURE                                                                                             15


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           REUNION  INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                                        September 30,   December 31,
                                                                            1997           1996
                                                                        -------------  -------------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                             $   2,046        $   1,407
   Accounts Receivable, Less Allowance for
      Doubtful Accounts of $538 and $434, respectively                      13,699           12,747
   Inventories                                                               8,053            7,381
   Customer Tooling-in-Process                                               1,445            1,107
   Note Receivable from Sale of Oil & Gas Operations                             -            2,200
   Other Current Assets                                                        221              443
                                                                          --------         --------
      Total Current Assets                                                  25,464           25,285
                                                                          --------         --------
PROPERTY, PLANT AND EQUIPMENT--NET                                          24,932           24,333
                                                                          --------         --------
OTHER ASSETS
   Goodwill                                                                  9,250            9,766
   Assets of Discontinued Agricultural Operations                           13,916           14,139
    Other Assets Held for Sale                                                 431              401
   Other                                                                     1,448            1,252
                                                                          --------         --------
                                                                            25,045           25,558
                                                                          --------         --------
                                                                          $ 75,441         $ 75,176
                                                                          ========         ========

         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                   September 30,    December 31,
                                                        1997            1996
                                                   -------------    ------------
                                                    (Unaudited)

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Current Portion of Long-Term Debt                  $12,165   $10,865
       Accounts Payable                                    10,660     9,459
       Advances From Customers                              2,107     1,922
       Other Current Liabilities                            5,613     5,175
                                                          -------   -------
          Total Current Liabilities                        30,545    27,421

Long-Term Debt                                             11,664    14,190
Long-Term Debt - Related Parties                            1,385     1,385
Other Liabilities                                           3,158     3,236
                                                          -------   -------
          Total Liabilities                                46,752    46,232
                                                          -------   -------
Commitments and Contingencies

Shareholders' Equity

         Common Stock  ($.01 par value; 20,000
          authorized; 3,855 issued and outstanding)            38        38
        Additional Paid-in Capital                         29,242    29,242
        Retained Earnings (Since January 1, 1989)            (284)     (307)
        Foreign Currency Translation Adjustments             (307)      (29)
                                                          -------   -------
          Total Shareholders' Equity                       28,689    28,944
                                                          -------   -------
                                                          $75,441   $75,176
                                                          =======   =======



         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                Three Months Ended       Nine Months Ended
                                                                  September 30,            September 30,
                                                            -------------------------   ------------------
                                                               1997           1996          1997     1996
                                                            --------       ---------     --------  -------
   NET SALES                                                 $21,734      $   14,041     $ 69,877  $42,285

   COST OF SALES                                              18,224          11,744       59,314   35,245
                                                            --------       ---------     --------  -------
   GROSS PROFIT                                                3,510           2,297       10,563    7,040

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                2,597           2,025        8,359    5,991
                                                            --------       ---------     --------  -------
   OPERATING INCOME                                              913             272        2,204    1,049

   OTHER INCOME AND (EXPENSE)
        Interest Expense                                        (779)           (476)      (2,319)  (1,619)
        Other, Including Interest Income                          63             176          325      301
                                                            --------       ---------     --------  -------
                                                                (716)           (300)      (1,994)  (1,318)
                                                            --------       ---------     --------  -------
   INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES                                               197             (28)         210     (269)

       Income Tax Expense                                        (50)            (15)        (186)     (65)
                                                            --------       ---------     --------  -------
   INCOME (LOSS) FROM CONTINUING OPERATIONS                      147             (43)          24     (334)

   INCOME (LOSS) FROM DISCONTINUED OPERATIONS                      -            (117)           -      895
                                                            --------       ---------     --------  -------
   NET INCOME (LOSS)                                        $    147       $    (160)    $     24  $   561
                                                            ========       =========     ========  =======

   NET INCOME (LOSS) PER COMMON SHARE AND
    COMMON SHARE EQUIVALENT -- PRIMARY AND FULLY DILUTED

       Income (Loss) From Continuing Operations             $  0.04        $   (0.01)   $    0.01  $ (0.09)
       Income (Loss) From Discontinued Operations 0.00            -            (0.03)           -     0.23
                                                            --------       ---------     --------  -------
          Net Income  (Loss)                                $   0.04       $   (0.04)   $    0.01  $  0.15
                                                            ========       =========     ========  =======

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND COMMON SHARE EQUIVALENTS OUTSTANDING
        Primary and Fully Diluted                             3,855           3,855        3,855    3,855
                                                           ========       =========     ========  =======

         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  ------------------
                                                                                     1997      1996
                                                                                  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                      $    24  $    561
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities
        Depreciation and Amortization                                                2,655     1,594
                                                                                  --------   -------
                                                                                     2,679     2,155
   Changes in Assets and Liabilities:
        (Increase) Decrease in Accounts Receivable                                    (952)      569
        (Increase) Decrease  in  Inventory                                            (672)      272
        (Increase) Decrease  in Other Current Assets                                  (116)      339
        Increase (Decrease) in Accounts Payable                                      1,201       (75)
        Increase (Decrease) in Other Current Liabilities  623                                 (1,047)
        Other                                                                         (356)      (64)
                                                                                  --------   -------
NET CASH  PROVIDED BY OPERATING ACTIVITIES                                           2,407     2,149

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of  Note Receivable from Sale of Oil and Gas Business                  2,200         -
   Sale of Discontinued Operations                                                       -     9,042
   Sale of Real Estate                                                                   -     2,073
   Acquisition of Rostone Net of Cash Acquired                                           -      (118)
   Investment In and Advances to The Juliana Preserve                                    -        (6)
   Capital Expenditures                                                             (2,741)     (833)
                                                                                  --------   -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (541)   10,158

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Revolver Borrowings                                                     140       393
   Proceeds from Issuance of Debt Obligations                                        1,162     6,644
   Payments of Debt Obligations                                                     (2,529)  (14,728)
                                                                                  --------   -------
NET CASH USED IN FINANCING ACTIVITIES                                               (1,227)   (7,691)

INCREASE IN CASH AND CASH EQUIVALENTS                                                  639     4,616

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,407       529
                                                                                  --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 2,046  $  5,145
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

FINANCIAL STATEMENTS AT SEPTEMBER 30, 1997

     The Consolidated Balance Sheet at September 30, 1997, and the Consolidated Statements of Operations and Cash Flows for the three months and nine months ended September 30, 1997 and 1996 included herein are unaudited; however, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not
necessarily indicative of results to be expected for the year.   The
Consolidated Balance Sheet at December 31, 1996 has been derived from the
audited financial statements at that date.   For further information, refer to
the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

EARNINGS PER SHARE

     Earnings per Common Share and Common Share Equivalent are computed based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include shares issuable upon exercise of the Company's stock options and warrants. For the three and nine months ended September 30, 1997 and 1996, common equivalent shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares because their effect would have been immaterial.

ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued several accounting pronouncements which the company will be required to adopt in future periods.

     FASB Statement No. 128 "Earnings per Share" establishes new guidelines for the calculation of and disclosures regarding earnings per share. The company will adopt the provisions of Statement 128 during the fourth quarter of 1997 and at that time will be required to present basic and diluted earnings per share and to restate all prior periods. There will be no impact on the calculation of basic earnings per share for the quarters ended September 30, 1997 and September 30, 1996. Diluted earnings per share is not expected to differ materially from basic earnings per share.

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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

PRO FORMA RESULTS

     The following unaudited pro forma results of operations for the three and nine months ended September 30, 1996 have been prepared assuming the acquisitions of Rostone, DPL and QMP had occurred as of January 1, 1996. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisitions been consummated as of that date.



                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30, 1996     SEPTEMBER 30, 1996
                                               -------------------    ------------------
Revenues                                               $19,805              $61,205
Income (Loss) From Continuing Operations               $  (226)             $  (488)
Net Income (Loss)                                      $  (343)             $   407
Earnings per Common Share and
  Common Share Equivalent                              $(0.09)                $0.11


 NOTE 3.   INVENTORIES

  Inventories consisted of the following:


                                                 SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                 ------------------   -----------------
   Raw  Materials                                      $ 4,448              $ 3,719
   Work-in process                                       1,465                1,170
   Finished Goods                                        2,140                2,492
                                                       -------              -------
    Total                                              $ 8,053              $ 7,381
                                                       =======              =======

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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES



RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997

     The Company recognized income from continuing operations of $0.1 million during the three months ended September 30, 1997 compared to breakeven results for the comparable prior year period. The 1997 period includes a full three months of results of the businesses acquired in November 1996 (QMP and DPL) described in Note 2 "Business Acquisitions." The 1996 period does not include the results of QMP and DPL which were acquired later that year.

     PLASTICS PRODUCTS SEGMENT: The Company, through its wholly owned subsidiary ORC, manufactures high volume, precision plastic products and provides engineered plastic services. Revenues and operating income of the plastic products segment were $21.7 million and $1.3 million, respectively, for the three months ended September 30, 1997. This compares to revenues and operating profit of $14.0 million and $0.8 million, respectively, for the three months ended September 30, 1996.

     Revenues increased $7.7 million to $21.7 million for the three months ended September 30, 1997 from $14.0 million for the three months ended September 30, 1996. The majority of the 55.0% increase in revenues is attributable to the business acquisitions completed during 1996. Tooling sales for the three months ended September 30, 1997 were $1.0 million, versus sales of $1.8 million for the prior year period. Excluding effects of acquisitions, tooling sales decreased by $0.9 million for the three months ended September 30, 1997
compared to the prior year period.   Plastic products segment backlog totaled
$22.0 million at September 30, 1997, compared to backlog of $25.1 million at December 31, 1996 and backlog of $15.3 million at September 30, 1996.

     Cost of sales totaled $18.2 million, or 83.8% of net sales, for the three months ended September 30, 1997 compared to $11.7 million, or 83.6% of net sales for the three months ended September 30, 1996. As a result of the increase in sales, gross margins increased to $3.5 million, or 16.2% of net sales for the three months ended September 30, 1997 from $2.3 million, or 16.4% of net sales in the prior year period.

     Selling, general and administrative expenses were $2.2 million for the three months ended September 30, 1997, compared to $1.5 million for the three months ended September 30, 1996, reflecting the businesses acquired in 1996. Operating income was $1.3 million for the three months ended September 30, 1997 compared to income of $0.8 million in the comparable 1996 period.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $0.4 million for the three months ended September 30, 1997 compared to $0.5 million for the three months ended September 30, 1996.

     OTHER INCOME AND (EXPENSE): Interest expense was $0.8 million for the three months ended September 30, 1997 compared to $0.5 million for the prior year period as a result of interest on ORC debt incurred after the QMP and DPL Acquisitions.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


NINE  MONTHS ENDED SEPTEMBER  30, 1997

     The Company recognized breakeven results from continuing operations during the nine months ended September 30, 1997 compared to a loss of $0.3 million for the comparable prior year period. The 1997 period reflects a full nine months of results of each of the businesses acquired in February 1996 (Rostone) and November 1996 (QMP and DPL) described above in Note 2 "Business Acquisitions." The 1996 period includes eight months of Rostone's results, acquired in February 1996, and does not include the results of QMP and DPL acquired later in the year.

     PLASTICS PRODUCTS SEGMENT: The Company, through its wholly owned subsidiary ORC, manufactures high volume, precision plastic products and provides engineered plastic services. Revenues and operating income of the plastic products segment were $69.9 million and $3.5 million, respectively, for the nine months ended September 30, 1997. This compares to revenues and operating profit of $42.3 million and $2.5 million, respectively, for the nine months ended September 30, 1996.

     During the second calendar quarter of 1997, a strike of the Company's unionized factory work force took place at ORC's Rostone division. The work stoppage occurred on April 15, 1997 and continued until May 15, 1997. Rostone used office personnel, temporary workers and new hires to minimize the impact of the strike on product shipments and the loss of customer business. Rostone, however, experienced excess scrap, labor inefficiencies and higher than normal product returns during the strike period and incurred additional overtime subsequent to the strike in restoring normal production. As a result of the strike, sales and operating income were approximately $2.0 million and $1.0 million, respectively, less than expected for the second quarter.

     Revenues increased $27.6 million to $69.9 million for the nine months ended September 30, 1997 from $42.3 million for the nine months ended September 30, 1996. The majority of the 65.2% increase in revenues is attributable to the business acquisitions completed during 1996. The remaining increase in revenues contributed from the existing business is attributable to parts sales to new customers combined with higher levels of sales to existing customers, offset by the effects of the strike. Tooling sales for the nine months ended September 30, 1997 were $3.3 million, compared to sales of $4.6 million for the prior year period. Excluding effects of acquisitions, tooling sales decreased by $1.9 million for the nine months ended September 30, 1997 compared to the prior year
period.   Plastic products segment backlog totaled $22.0 million at September
30, 1997, compared to backlog of $25.1 million at December 31, 1996 and backlog of $15.3 million at September 30, 1996.

     Cost of sales totaled $59.3 million, or 84.8% of net sales, for the nine months ended September 30, 1997 compared to $35.2 million, or 83.4% of net sales for the nine months ended September 30, 1996. As a result of the increase in sales, offset by the effects of the strike, gross margins increased to $10.6 million, or 15.2% of net sales for the nine months ended September 30, 1997 from $7.0 million, or 16.6% of net sales in the prior year period.

     Selling, general and administrative expenses were $7.0 million for the nine months ended September 30, 1997, compared to $4.6 million for the nine months ended September 30, 1996, reflecting the businesses acquired in 1996. Operating income was $3.5 million, for the nine months ended September 30, 1997 compared to $2.5 million, in the comparable 1996 period.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $1.3 million for the nine months ended September 30, 1997 comparable to $1.4 million for the nine months ended September 30, 1996. The expenses for the nine months ended September 30, 1996 included occupancy and office costs for both the Company's previous headquarters in Houston, Texas, closed in May 1996, and its new headquarters in Stamford, Connecticut, and are net of $0.3 million in reversals of certain charges for office closing and severance costs accrued in 1995.

     OTHER INCOME AND (EXPENSE): Interest expense was $2.3 million for the nine months ended September 30, 1997 compared to $1.6 million in the prior year period as a result of interest on ORC debt subsequent to the Rostone, QMP and DPL Acquisitions.

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

     Results from discontinued operations for the nine months ended September 30, 1996 were income of $0.9 million including a $1.6 million gain from an insurance reimbursement offset by a $0.4 million adjustment to the loss on disposition of the oil and gas business and $0.3 million of interest expense and depreciation from the Company's discontinued agricultural operations.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF 1997 ACTIVITIES

     Cash and cash equivalents totaled $2.0 million at September 30, 1997. During the nine months ended September 30, 1997, cash increased $0.6 million, with $2.4 million provided by operations, $0.5 million used by investing activities and $1.3 million used by financing activities.

     INVESTING ACTIVITIES: Capital expenditures were $2.7 million, and the Company received $2.2 million, plus interest, in final payment on the sale of the discontinued oil and gas operations.

     FINANCING ACTIVITIES: Principal payments reduced long-term obligations by
$2.5 million in the nine months ended September 30, 1997.   Proceeds from new
term loan borrowings totaled $1.1 million. Proceeds from net revolving loan borrowings totaled $0.1 million.

     OPERATING ACTIVITIES: Net cash provided by operating activities was $2.4 million in 1997.

FACTORS AFFECTING FUTURE LIQUIDITY

     Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, ORC and discontinued operations.

     CORPORATE: Corporate expenses, including salaries and benefits, professional fees and other public company costs, approximate $1.6 million annually . The Company's source of funds for these expenses and for future acquisitions, other than from additional borrowings, are from cash balances, permitted payments by ORC and from cash generated by the operations or sale of discontinued operations and other assets held for sale. The Corporate cash balance at September 30, 1997 was $2.0 million.

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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


     ORC: On February 2, 1996, in connection with the Rostone Acquisition, ORC entered into a new credit facility with Congress which was amended in November 1996 in connection with the QMP Acquisition. The credit facility as amended provides for maximum borrowings of $20.0 million under a term loan in the original amount of $7.7 million and revolving loans based on the eligible balances of accounts receivable and inventory. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, over the next twelve months. At September 30, 1997 ORC had $2.0 million in revolving credit availability.

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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBIT

      27   Financial Data Schedule

      (B) CURRENT REPORTS ON FORM 8-K

      During the quarter ended September 30, 1997, the Company filed no reports on Form 8-K.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        REUNION INDUSTRIES, INC.
                        (Registrant)


                        By /s/ Richard L. Evans
                           --------------------------------------
                           Richard L. Evans
                           Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)


  Date: November 6, 1997