Form 10-K405
period 1997-12-31
REUNION INDUSTRIES INC
filed 1998-03-27
CIK 1003429

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

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

         TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH
    Common Stock, $.01 par value                       REGISTERED
                                               The Pacific Stock Exchange
                                                      Incorporated
                                                NASDAQ Small-Cap. Market

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]   No [_]

  As of February 28, 1998, the registrant had 3,855,100 shares of Common Stock issued and outstanding. As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the high and low sales prices on the NASDAQ Small-Cap. Market) was approximately $10,126,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to thisForm 10-K. [X]

                            REUNION INDUSTRIES, INC.

                         TABLE OF CONTENTS OF FORM 10-K

                                     PART I

 ITEM
 NO.                                                                       PAGE
 ----                                                                      ----
  1.  BUSINESS...........................................................    1
      General............................................................    1
      Plastic Products and Services......................................    2
      Agricultural Operations............................................    5
      Discontinued Operations............................................    6
      Environmental Regulation...........................................    7
      Employees..........................................................    8
  2.  PROPERTIES.........................................................    9
  3.  LEGAL PROCEEDINGS..................................................   10
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   10

                                    PART II

  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS...........................................................   11
  6.  SELECTED FINANCIAL DATA............................................   12
  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS.............................................   13
  8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........   19
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE..............................................   19

                                    PART III

 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................   20
 11.  EXECUTIVE COMPENSATION.............................................   22
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....   24
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................   25

                                    PART IV

 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K...   27
      SIGNATURES.........................................................   28

                          FORWARD LOOKING STATEMENTS

  This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements speak only as of the date of this Form 10-K, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The Company's operations are affected by domestic and international economic conditions which affect the volume and pricing of sales of business and consumer goods, for which the Company produces components, the cost and availability of materials, labor and other goods and services used in the Company's operations and the cost of interest on the Company's debt.

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

  The Company, through its wholly owned subsidiary Oneida Rostone Corp. ("ORC"), manufactures high volume, precision plastic products and provides engineered plastics services. ORC's Oneida division, acquired in September 1995, designs and produces injection molded parts and provides secondary services such as hot stamping, welding, printing, painting and assembly of such products. In addition, Oneida designs and builds custom molds at its tool shops in order to produce component parts for specific customers. ORC's Rostone division, acquired in February 1996, compounds and molds thermoset polyester resins. The acquisitions in November 1996 of Data Packaging Limited ("DPL"), which operates in Ireland, and of the assets and business of Quality Molded Products, Inc. ("QMP", now part of the Oneida division), have expanded the Company's custom injection molding capacity. The Company is also engaged in wine grape agricultural operations in Napa County, California.

  During the five year period ended December 31, 1997, the Company, through its subsidiaries, was also engaged in exploring for, developing, producing and selling crude oil and natural gas in the United States. In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and discontinue the Company's oil and gas operations. On May 24, 1996, the Company completed the sale of its wholly owned subsidiary, Reunion Energy Company ("REC"), including substantially all of the Company's oil and gas assets. Until 1993, the Company had also, through its subsidiaries, (i) provided contract workover services in the Gulf of Mexico,
(ii) explored for, developed, produced and sold crude oil and natural gas in Canada and (iii) engaged in the management of oil and gas partnerships. Each of these three lines of business were either discontinued or sold in 1993.

  General information about each of the Company's principal businesses is set forth below under the captions "Plastic Products and Services", "Agricultural Operations" and "Discontinued Operations." Certain financial information concerning the discontinued operations is set forth in Note 3 to the Consolidated Financial Statements.

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

  RII's Certificate of Incorporation includes certain capital stock transfer restrictions (the "Transfer Restrictions") which are designed to prevent any person or group of persons from becoming a 5% shareholder of RII and to prevent an increase in the percentage stock ownership of any existing person or group of persons that constitutes a 5% shareholder by prohibiting and voiding any transfer or agreement to transfer stock to the extent that it would cause the transferee to hold such a prohibited ownership percentage. The Transfer Restrictions are intended to help assure that the Company's substantial net operating loss carryforwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" (measured over a three year testing period) for federal income tax purposes. The Transfer Restrictions do not apply to transfers approved by the Company's Board of Directors if such approval is based on a determination that the proposed transfer will not jeopardize the full utilization of the Company's net operating loss carryforwards.

  The Company and Chatwins Group, Inc. ("Chatwins") are considering the possible merger of Chatwins with and into the Company in a tax-free exchange of stock. Chatwins currently owns approximately 38% of the Company's outstanding Common Stock (see Item 13--"Certain Relationships and Related Transactions"). Such a merger will be subject to, among other conditions, approval by the Boards of Directors and the Stockholders of the Company and Chatwins and compliance by Chatwins with the covenants in its financing agreements. The Company has retained an investment banking firm that conducted appraisals of the values of each party independent to the possible merger. In addition, outside legal counsel has been retained and financing discussions have been held with prospective lenders. If such a merger is proposed, requisite approvals are obtained and other conditions are satisfied, then consummation of the merger could occur as early as this year. There can be no assurances that this transaction will be proposed or consummated.

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

  Oneida designs and manufactures most of its products by injection molding to a customer's specifications. In most cases, Oneida obtains a contract to produce a specified number of custom designed products using custom built molds owned by the customer. The customer either provides its own molds or has Oneida design and build or obtain from a supplier the molds necessary to produce the products. The custom molds produced by Oneida are manufactured at one of its two tool shops, which are located in Siler City, North Carolina and Phoenix, New York. Oneida has three injection molding facilities, which are located in Oneida and Phoenix, New York and Siler City, North Carolina. The Siler City facility was acquired in November 1996 as part of the QMP Acquisition. During 1997, Oneida moved tooling and injection molding production from the Clayton, North Carolina facility to the Siler City, North Carolina facility.

  The markets in which Oneida competes have sales in excess of $6 billion per year. These markets are highly competitive. Oneida's principal competitors are international companies with multi-plant operations based in the United States, Germany, France and Japan, as well as approximately 3,800 independent companies located in the United States engaged in the custom molding business. Most of these companies are privately owned and have sales volumes ranging from $3 million to $7 million per year. In addition, approximately one-half of the total injection molding market is supplied by in-house molding shops. Oneida competes on the basis of price, customer service and product quality.

  Oneida has a decentralized sales organization that keeps close contact with customers. Sales of Oneida's products are made through an internal sales staff and a network of independent manufacturer's representatives working from ten separate regional offices throughout the eastern United States. Oneida generally pays commissions of between two and five percent of sales, based upon volume. During 1997, 1996 and 1995, one customer, Xerox Corporation, was responsible for more than 10% of Oneida's net sales. Sales to Xerox were approximately 27% of Oneida's sales during 1997, and receivables from Xerox were approximately 27% of Oneida's accounts receivable at December 31, 1997. The loss of this customer could have a material adverse effect on the results of operations of Oneida. In addition to its core customer, Xerox Corporation, Oneida has approximately 500 customers in the various industries described above. Oneida has recently obtained additional customers in the business machines, consumer products and medical products industries. The Company believes that these new customers provide future growth opportunities for Oneida.

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

  Rostone manufactures its thermoset products through the use of custom built molds to produce parts to customer specifications. These customer owned molds are either provided by the customer or designed by Rostone and built by one of the Oneida tooling facilities or by another supplier. All operations are conducted from one facility in Lafayette, Indiana. Beginning in mid-1998, the Company plans to use the Clayton, North Carolina leased facility (formerly used by the Oneida division) to expand the Company's thermoset molding capabilities and improve its ability to service customers in the southeastern United States.

  Rostone competes in a market with a limited number of privately owned competitors and in-house molders on the basis of price, product specifications and customer service. Sales of Rostone's products are made through an internal sales staff and a network of independent representatives working from ten separate offices throughout the Central United States. Rostone generally pays commissions of between three and five percent of sales based on volume. During 1997 and 1996, two customers were each responsible for more than 10% of Rostone's sales. Cutler Hammer represented approximately 29% of Rostone's sales during 1997 and receivables from Cutler Hammer were approximately 37% of Rostone's accounts receivable at December 31, 1997. Allen-Bradley represented approximately 16% of Rostone's sales during 1997 and receivables from Allen-Bradley were approximately 8% of Rostone's accounts receivable at December 31, 1997. The loss of either of these customers could have a material adverse effect on Rostone's results of operations.

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

  Research and development at Rostone is focused on the development of proprietary thermoset materials under the trade name Rosite(R). Rostone compounds a wide range of Rosite materials to satisfy its customers' various needs. Rostone also provides services in meeting customers' design requirements and specifications of their customized products. Other than Rosite(R), Rostone's business is not materially dependent on any patents, licenses or trademarks.

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

  Sales of DPL's products are made by the company's in-house sales force, which maintains close contact with its customers. During 1997, two customers were each responsible for more than 10% of DPL's net sales. Dell Products represented approximately 43% of DPL's sales during 1997 and receivables from Dell Products were approximately 25% of DPL's accounts receivables at December 31, 1997. Motorola represented approximately 13% of DPL's sales during 1997 and receivables from Motorola were approximately 1% of DPL's accounts receivable at December 31, 1997. The loss of either of these customers could have a material adverse effect on DPL's results of operations. DPL has recently obtained new customers in the office equipment and telecommunications industries which management believes provide future growth opportunities for DPL.

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

  During 1997, the legal ownership of DPL was reorganized to provide certain members of DPL's management with conditional ownership of 15% of DPL. Management's ownership will provisionally vest at the rate of up to 20% each year based on the achievement of certain earnings targets, and will fully vest when 100% provisionally vested or at the end of 2001. When fully vested, management has the right to put, and the Company has the right to call, such ownership for settlement in cash for an amount determined by a formula based on a multiple of earnings. Because of the put and call features, the Company accounts for this arrangement as a deferred compensation plan and not as a minority interest. At December 31, 1997, management was provisionally vested in 20% of their 15% ownership and deferred compensation of $74 had been accrued.

BACKLOG

  ORC's backlog of orders believed firm at December 31, 1997 and December 31, 1996 were approximately $21.9 million and $25.1 million, respectively, substantially all of which are expected to ship within a year.

AGRICULTURAL OPERATIONS

  The Company's agricultural operations consist primarily of investments in The Juliana Preserve (the "Preserve") and in certain real estate controlled by the Preserve. The Preserve is a California general partnership, formed on October 1, 1994 by Juliana Vineyards and Crescent Farms Company (wholly owned subsidiaries of the Company, together referenced herein as "Juliana"), and Freedom Vineyards, Inc., a California corporation ("Freedom Vineyards"), to jointly farm, manage, develop and ultimately dispose of the combined interest of all the parties. At December 31, 1997, the joint venture controls approximately 4,200 acres, of which approximately 1,400 acres are suitable for wine grape production and of which approximately 350 acres are currently in production. This property is located within the official boundaries of the Napa Valley American Viticultural Area, the premier grape growing region of North America. Prior to the joint venture's formation, Juliana engaged in wine grape vineyard development and the growing and harvesting of wine grapes for the premium table wine market. The joint venture will continue to engage in wine grape agriculture until the existing vineyard parcels are sold. The joint venture does not hold a significant position in the wine grape market. Prices received on the sale of wine grapes may fluctuate widely, depending upon supply, demand and other factors.

  In forming the joint venture, the parties effectively contributed their ownership interests in the agricultural and real estate operations in exchange for undivided ownership interests in the joint venture of 71.7% to Juliana and 28.3% to Freedom Vineyards, based on independent appraisals of their respective interests. Although Juliana has a 71.7% interest in the net income and net assets of the joint venture, it has a 50% voting interest in matters concerning the operation, development and ultimate disposition of the property. Juliana is obligated for indebtedness of $2.1 million, payable to an insurance company, which is fully collateralized by land and vineyards.

  In January 1995, the Preserve entered into a Development and Marketing Agreement with Juliana Pacific, Inc., a California corporation and an affiliate of Pacific Union Company ("Pacific Union"), to develop the Preserve into a master-planned estate-oriented residential community encompassing the entire vineyard. The joint venture agreement contemplated that development costs associated with the project would be financed solely from the assets of the joint venture, including the sale of such assets, or by development financing. In October 1995, the joint venture entered into a loan agreement with Washington Federal Savings ("WFS"), the parent of Freedom Vineyards, to provide $3.0 million of development financing for this project.

  In December 1996, the Company's Board of Directors concurred with the joint venture's plan to suspend the residential development activities and seek a buyer or buyers for the entire property. During 1997 the Preserve abandoned its plans to pursue development of the residential community because of failure to obtain the necessary permits and approvals. In connection with these decisions, the Company recorded an impairment charge of $1.3 million in 1996 and a further charge of $0.9 million in 1997 for its equity in the write off of approximately $2.9 million of development costs by the joint venture. The development loan to WFS was fully repaid in January 1998.

  During 1997, the Preserve was unsuccessful in finding a buyer for the entire property, but sold approximately 500 acres, including approximately 300 plantable acres, to a Napa Valley winery. The Preserve used the net proceeds to partially repay the WFS development loan. The property is not currently listed for sale with a broker, but the Preserve is continuing to discuss the sale of additional portions of the property with potential buyers. The Preserve is also discussing leasing portions of the property for wine grape development by other parties.

  The Company has agreed in principle with WFS for the Company to buy the WFS 28.3% interest in the Preserve for $5.95 million. The Company plans to undertake a limited wine grape development effort, which management believes will enhance the value of the property, if financing can be arranged. The Company is presently seeking such financing, but there are no assurances that it can be arranged.

DISCONTINUED OPERATIONS

U.S. OIL AND GAS OPERATIONS

  Through November 1995, the Company was engaged in exploring for, developing, producing and selling crude oil and natural gas in the United States through the Company's wholly owned subsidiary, REC. REC operated oil and gas properties in California, Louisiana and Texas and had interests in properties operated by others in five additional states. In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. On April 2, 1996, the Company entered into an agreement to sell REC, including substantially all of its oil and gas assets, to Tri-Union Development Corp. ("Tri-Union"), a subsidiary of Tribo Petroleum Corporation, for a total price of approximately $11.4 million. On May 24, 1996 the Company completed the sale of REC for proceeds of $8.0 million cash and a $2.2 million six month note bearing interest at 12%. The purchase price received for REC's stock reflected adjustments for intercompany cash transfers by REC to the Company and certain expenditures by REC between January 1 and the May 24, 1996 closing date. The note was fully paid in February 1997. Upon completion of this transaction, the Company has substantially completed the disposal of its discontinued oil and gas operations.

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

  In February 1996, Rostone was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. The Company has initiated a remediation plan under an agreement with the Indiana Department of Environmental Management and expects to substantially complete the remediation during 2000. The Company has accrued $0.3 million based on current estimates of remediation costs. Certain of these costs are recoverable from CGI Investment Corp., the seller of Rostone. (See
Item 13--Certain Relationships and Related Transactions.)

  In connection with the sale of REC, the Company retained certain oil and gas properties in Calcasieu Parish, Louisiana because of litigation concerning environmental matters. The Company is in process of environmental remediation under a plan approved by the Louisiana Office of Conservation. Approximately $0.9 million has been expended as of December 31, 1997, and the remaining cost of cleanup is estimated at approximately $1.1million. Based on its working interests in the properties, the Company has recorded $0.6 million for its share of the cost incurred and has accrued an additional $0.7 million for its share of the estimated remaining cost. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed clean up methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any additional costs of possible alternative clean up methods because the nature and dollar amount of such alternative cannot presently be determined.

EMPLOYEES

  At December 31, 1997, the Company employed 1,060 full time employees, of whom 1,049 were employed in the plastic products segment, six were employed in agricultural operations and five were corporate personnel. The Company also employs hourly employees in its agricultural operations, the number of whom varies throughout the year.

  In ORC's Rostone division, approximately 291 employees are represented by the International Brotherhood of Electrical Workers, AFL-CIO, under a collective bargaining agreement which expires in February 2000.

  Substantially all of DPL's 162 hourly employees are represented by the Services Industrial Profession and Technical Union. DPL participates in the Irish Business and Employers Confederation, which negotiates binding national agreements about employment policy, pay increases and taxation with the government and trade unions. The latest three year agreement was signed in December 1996.

ITEM 2. PROPERTIES

PLASTICS PRODUCTS SEGMENT

  The Company's properties used in the plastic products segment are as follows:

                                                     LEASE
                             SQUARE  LAND          EXPIRATION
DIVISION       LOCATION       FEET   ACRES TITLE      DATE                  USE
--------       --------      ------  ----- -----   ---------- --------------------------------
Oneida    Oneida, NY          84,000  3.5   Owned*       --   Manufacturing and Administrative
                 Phoenix, NY  28,000   --  Leased   1/01/99   Manufacturing and Administrative
          Phoenix, NY         20,000  2.0   Owned*       --   Manufacturing
                 Clayton, NC  35,000   --  Leased   6/30/98   Manufacturing and Administrative
              Siler City, NC 130,000  8.3   Owned*       --   Manufacturing and Administrative
Rostone   Lafayette, IN      168,000 20.0   Owned*       --   Manufacturing and Administrative
DPL       Mullingar, Ireland  72,000  5.9   Owned        --   Manufacturing and Administrative

--------
* Subject to mortgages in connection with ORC's credit facility with Congress Financial Corporation (see Note 8 of the Notes to the Consolidated Financial Statements).
   Oneida has moved production from Clayton to Siler City, N.C. effective December 31, 1997. Rostone plans to use the Clayton, N.C. facility in the future to expand thermoset production.
The Company believes that these facilities are suitable and adequate for ORC's use.

AGRICULTURAL PROPERTIES

  For information concerning the Company's agricultural properties see Item 1. "Business--Agricultural Operations". The Company maintains an office facility on its vineyard property.

PROPERTIES HELD FOR SALE

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

  The Company filed suit in the 125th Judicial District Court of Harris County, Texas against Bargo Energy Company ("Bargo") and its general partners, Chisos Corporation, Austin Resources Corporation, Shearwave, Inc., Brazos Oil & Gas Corporation, and Schroder Oil Financing & Investment Company, on January 16, 1996 for damages and relief arising out of Bargo's repudiation of its agreement to purchase all outstanding shares of the capital stock of REC. Bargo had agreed to pay the Company $15.1 million for REC's capital stock, subject to certain potential adjustments in the purchase price as set forth in the Stock Purchase Agreement between the Company and Bargo and had deposited $0.5 million with a contractual escrow agent in accordance with the terms of the Stock Purchase Agreement. The Company has alleged in its complaint that Bargo tortiously interfered with a prospective stock purchase agreement with another purchaser of REC's stock, and then wrongfully repudiated its agreement to purchase REC's stock. The Company also asserts claims against Bargo for breach of contract and breach of duty of good faith and fair dealing, and seeks damages under these theories of liability. Bargo has also filed suit against the Company claiming that the Company, its investment bankers, and certain individuals fraudulently misrepresented information and fraudulently induced Bargo into signing the Stock Purchase Agreement. Bargo also asserts claims for breach of contract and warranty, return of its escrow, and seeks unspecified damages under these theories of liability. The cases have now been consolidated in the 334th Judicial District Court of Harris County, Texas, and the consolidated case has been realigned with the Company as plaintiff. Discovery has been completed, and a trial date has been set for March 31, 1998.

  As described in Item 1: "Business--Environmental Regulation", the owners of a portion of the property currently being remediated for environmental contamination have filed suit to require additional procedures. The Company is contesting the litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock is traded in the over-the-counter market and is listed on the NASDAQ Small-Cap. Market (RUNI). The Common Stock is also listed on the Pacific Stock Exchange (RUN). Prior to the merger on April 19, 1996 the Company's common stock was listed as Reunion Resources Company: NASDAQ small-cap market (RUNR); Pacific Stock Exchange (RUN).

  As of February 28, 1998, there were 1,457 holders of record of the Company's Common Stock with an aggregate of 3,855,100 shares outstanding.

  The table below reflects the high and low sales prices on the NASDAQ Small-Cap. Market and on the Pacific Stock Exchange for the quarterly periods in the two years ended December 31, 1997. The NASDAQ Small-Cap quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                     NASDAQ SMALL  PACIFIC STOCK
                                                      CAP. MARKET    EXCHANGE
                                                     ------------- -------------
QUARTER ENDED                                         HIGH   LOW    HIGH   LOW
-------------                                        ------ ------ ------ ------
1997
  March 31.......................................... $5.000 $3.875 $4.750 $4.250
  June 30........................................... $4.125 $3.125 $3.875 $3.750
  September 30...................................... $4.380 $3.813 $4.375 $4.250
  December 31....................................... $5.250 $4.188 $5.000 $4.750
1996
  March 31.......................................... $5.125 $4.625 $5.000 $4.750
  June 30........................................... $5.000 $4.250 $4.625 $4.250
  September 30...................................... $4.625 $3.875 $4.375 $4.125
  December 31....................................... $4.500 $3.500 $4.125 $3.750

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

ITEM 6. SELECTED FINANCIAL DATA

                                          YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                   1997     1996      1995     1994     1993
                                  -------  -------  --------  -------  -------
                                    (1)    (2)(3)    (2)(4)   (2)(5)   (2)(6)
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS DATA
Continuing Operations:
  Operating Revenue.............. $93,378  $60,305  $ 10,855  $ 1,619  $   760
                                  =======  =======  ========  =======  =======
  Operating Income (Loss)........   2,513    1,449    (3,016)  (2,481)  (4,168)
  Interest Expense...............  (3,267)  (2,402)     (508)    (269)  (1,042)
  Equity in Writedown of Joint
   Venture Development Costs.....    (855)  (1,290)       --       --       --
  Gain on Sale of Mineral
   Properties....................      --       --        --    2,124       --
  Other Income (Expense).........     714      425       (57)     (34)     343
  Income Tax Expense.............     (86)    (876)       --       --      750
                                  -------  -------  --------  -------  -------
Loss From Continuing Operations..    (981)  (2,694)   (3,581)    (660)  (4,117)
                                  -------  -------  --------  -------  -------
Discontinued Operations:
  Agriculture....................     710     (710)       --       --       --
  Oil and Gas....................      --    1,122   (10,389)  (3,495)   3,585
  Drilling and Workover..........      --       --        --       65    5,886
                                  -------  -------  --------  -------  -------
Income (Loss) From Discontinued
 Operations......................     710      412   (10,389)  (3,430)   9,471
                                  -------  -------  --------  -------  -------
Extraordinary Gain...............      --       --        --       --    7,742
                                  -------  -------  --------  -------  -------
Net Income (Loss)................ $  (271) $(2,282) $(13,970) $(4,090) $13,096
                                  =======  =======  ========  =======  =======
Earnings Per Share-Basic:
  Continuing Operations.......... $ (0.25) $ (0.70) $   (.93) $  (.17) $ (1.16)
  Discontinued Operations........    0.18     0.11     (2.72)    (.91)    2.66
  Extraordinary Gain.............      --       --        --       --     2.18
                                  -------  -------  --------  -------  -------
Net Income(Loss)................. $ (0.07) $ (0.59) $  (3.65) $ (1.08) $  3.68
                                  =======  =======  ========  =======  =======
Earnings Per Share-Diluted:       $ (0.07) $ (0.59) $  (3.65) $ (1.08) $  3.48
                                  =======  =======  ========  =======  =======
BALANCE SHEET DATA
Total Assets..................... $72,059  $75,176  $ 51,935  $51,639  $55,238
Long-term Obligations............ $12,654  $15,575  $  7,947  $ 2,693  $ 3,332
Shareholders' Equity............. $28,317  $28,944  $ 31,254  $44,624  $48,707
Weighted Average Common Shares
 Outstanding.....................   3,855    3,855     3,832    3,794    3,559
Cash Dividends per Common Share.. $   -0-  $   -0-  $    -0-  $   -0-  $   -0-

--------
(1) Operating income includes a $1.0 million charge for writedown of excess equipment. Net income also includes a $0.9 million charge for equity in the write-off of joint venture development costs and income of $0.7 million from reversal of the 1996 estimated loss on disposal of the agricultural and real estate operations. See Item 1 "Business-- Agricultural Operations," Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and Notes 3 and 6 of the Notes to the Consolidated Financial Statements.
(2) During 1997, the Company's Board of Directors resolved to retain the Company's agricultural operations which had previously been classified as discontinued operations. The Selected Financial Data for prior years have been reclassified to present the agricultural operations as continuing operations.
(3) Includes the results of operations of Rostone subsequent to the Rostone Acquisition on February 2, 1996. Includes the results of QMP and DPL subsequent to their acquisitions on November 18, 1996. See Note 2 of the Notes to the Consolidated Financial Statements. Includes a $1.3 million impairment charge, a $0.7 million charge for the estimated loss on disposal of the agricultural and real estate operations and a $1.1 million net gain from the disposal of the oil and gas operations. See Notes 3 and 6 of the Notes to the Consolidated Financial Statements.
(4) Includes the results of operations of Oneida subsequent to the Oneida Acquisition on September 14, 1995. Includes a $7.0 million impairment charge against the Company's oil and gas properties and a $3.8 million charge for the expected loss on disposal of the oil and gas operations. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements.
(5) Includes a $3.2 million impairment charge against the Company's oil and gas properties, a $2.1 million gain on the sale of mineral properties, the results of operations of acquired producing gas properties after May 1, 1994 and a change in the Company's proportionate share of agricultural revenues and expenses.
(6) Includes the results of operations of the Company's Canadian operations and partnership management operations through the dates of disposition, a change in the Company's proportionate share of agricultural revenues and expenses and a $1.6 million write down of agricultural assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  On September 14, 1995, the Company acquired Oneida, which manufactures precision plastic products and provides engineered plastics services. As a result of the Oneida Acquisition, the Company's principal operations are in the plastic products industry. The Company acquired Rostone in February 1996, and acquired DPL and QMP in November 1996 which added new customers and products to the plastic products segment. The Company is considering additional acquisitions in the plastics industry and may consider acquisitions in other industries.

  In November 1995, the Company's Board of Directors resolved to sell the Company's oil and gas assets and discontinue the Company's oil and gas operations. During 1996, the Company sold substantially all of its oil and gas assets, for a total price of approximately $11.4 million. Upon completion of this transaction, the Company substantially discontinued oil and gas operations.

  Through December 1996, the Company was engaged in agricultural and real estate operations consisting primarily of investments in The Juliana Preserve and in certain real estate controlled by the Preserve. In December 1996, the Company's Board of Directors concurred in the Preserve's plan to suspend the residential development activities and seek a buyer or buyers for the entire property. The Preserve was unsuccessful in finding a buyer for the entire property in 1997, and the property is not currently listed for sale with a broker. The Company is considering a limited wine grape development effort if financing can be arranged. As a result, the Company has reclassified the agricultural operations to continuing operations.

  The Company recognized a net loss of $0.3 million in 1997 compared to a net loss of $2.3 million in 1996 and a net loss of $14.0 million in 1995. The following discussion of Results of Continuing Operations describes the Company's continuing operations in plastic products and wine grape agriculture separately from discontinued operations.

RESULTS OF CONTINUING OPERATIONS--1997 COMPARED TO 1996

  The Company recognized a loss from continuing operations of $1.0 million in 1997 compared to a loss of $2.7 million in 1996. The 1997 loss includes a $1.0 million writedown of excess equipment and a charge of $0.9 million reflecting the Company's equity in a write off of joint venture development costs. The 1996 loss reflects a full year of Oneida's results and the three additional acquisitions in 1996, and includes a $1.3 million impairment charge relating to the joint venture development costs and a $0.8 million charge to record an allowance for possible denial of an income tax refund claim.

  Plastics Products Segment: Revenues and operating income of the plastic products segment were $93.4 million and $4.3 million, respectively, for the year ended December 31, 1997. This compares to 1996 revenues and operating profit of $60.3 million and $3.4 million respectively.

  The increase in revenues is attributable primarily to a full year's results of the acquired businesses offset somewhat by a strike at the Rostone division. Plastic products sales increased $33.1 million, or 54.9% to $93.4 million for the year ended December 31, 1997 compared to $60.3 million for the prior year period. Tooling sales decreased $2.4 million, or 32.9% to $4.9 million for 1997 compared to $7.3 million for 1996. Tooling revenues associated with the production of customer tools are deferred until the tools are completed and delivered to the customers. As a result, tooling sales fluctuate dependent upon when projects are completed as happened in 1996 and 1997. Additionally, in 1997, there was a higher incidence of molding contracts where the tools were provided by the customer. Plastic products segment backlog totaled $21.9 million at December 31, 1997 compared to backlog of $25.1 million at December 31, 1996. Backlog is down from 1996 as more major customers move to just-in-time ordering and shorter delivery cycles.

  During the second calendar quarter of 1997, a strike of the Company's unionized factory work force took place at ORC's Rostone division. The work stoppage occurred on April 15, 1997 and continued until May 15, 1997. Rostone used office personnel, temporary workers and new hires to minimize the impact of the strike on product shipments and the loss of customer business. Rostone, however, experienced excess scrap, labor inefficiencies and higher than normal product returns during the strike period and incurred additional overtime subsequent to the strike in restoring normal production. As a result of the strike, sales and operating income were approximately $2.1 million and $1.0 million, respectively, less than expected for the second quarter.

  Cost of sales totaled $78.9 million or 84.5% of net sales, for the year ended December 31, 1997 compared to $50.7 million, or 84.1% of net sales for the year ended December 31, 1996. As a result of the increase in sales, offset by the effects of the strike, gross margins rose to $14.5 million or 15.5% of net sales, in 1997 from $ 9.6 million, or 15.9% of net sales in 1996.

  During 1997, ORC recorded a $1.0 million writedown of surplus equipment. This writedown was made in conjunction with the relocation of thermoplastic molding production from the Clayton, N.C. facility to the Siler City, N.C. facility acquired by the Company in November 1996.

  Selling, general and administrative expenses were $9.2 million in 1997, $2.9 million more than in 1996 reflecting the businesses acquired in 1996. Operating income was $4.3 million, or 4.6% of net sales in 1997 compared to $3.4 million, or 5.6% of net sales in 1996.

  Corporate General and Administrative Expense: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $1.8 million for the year ended December 31, 1997 compared to $1.9 million for the year ended December 31, 1996. The expenses for the year ended December 31, 1996 included occupancy and office costs for both the Company's previous headquarters in Houston, Texas, closed in May 1996, and its new headquarters in Stamford, Connecticut and are net of $0.3 million in reversals of certain charges for office closing and severance accrued in 1995.

  Other Income and Expense: Interest expense was $3.3 million in 1997 compared to $2.4 million in 1996 as a result of interest on ORC debt subsequent to the Oneida, Rostone, QMP and DPL Acquisitions. Other income in 1996 includes a $0.6 million insurance recovery on a business loss claim for a DPL customer contract termination.

  The Company participates in the wine grape agriculture industry through its equity investment in the Juliana Preserve joint venture. The Company recognized income of $0.3 million in 1997 compared to a loss of $0.3 million in 1996 from its equity interest in the Preserve's results of operations. In addition, the Company recorded an impairment charge of $1.3 million in 1996 and a further charge of $0.9 million in 1997 for its equity in the write off of approximately $2.9 million of development costs by the joint venture.

  Income Tax Expense: In September 1995, the Company amended its 1991 and 1992 Federal tax returns to request a refund of Alternative Minimum Tax ("AMT") previously paid. The refund resulted from the carryback of a capital loss originating from the sale, in 1993, of Reunion common stock owned by a subsidiary of the Company. The Company recorded a receivable for this refund in 1993 when the transaction occurred. The IRS has audited this refund request and has issued a formal IRS agent's report denying the refund claim, and asserting an additional tax deficiency for 1993. The Company has appealed the case to the IRS appeals division. Management believes it has provided a reasonable amount of documentation and technical arguments in support of its claim and expects to resolve the claim in 1998. Because of the uncertainty over realization of the refund, the Company recorded an allowance of $0.8 million for the possible denial of the AMT refund claim with a corresponding charge to Income Tax Expense in 1996.

RESULTS OF CONTINUING OPERATIONS--1996 COMPARED TO 1995

  The Company recognized a loss from continuing operations of $2.7 million in 1996 compared to a loss of $3.6 million in 1995. The 1996 loss reflects a full year of Oneida's results following the Oneida Acquisition in September 1995 and the three additional acquisitions in 1996 described in Item 1. "Business", and includes a $1.3 million impairment charge relating to joint venture development costs and a $0.8 million charge to record an allowance for possible denial of an income tax refund claim. The 1995 loss included charges of $1.3 million for severance and office closure costs recognized in connection with the Company's decision to close its Houston headquarters office and discontinue its oil and gas operations and a $0.5 million charge related to the extension of the exercise period for two warrants to purchase the Company's Common Stock.

  Plastics Products Segment: The Oneida Acquisition on September 14, 1995 represented the Company's entry into a new operating segment, plastic products. Oneida (renamed ORC) completed the Rostone, QMP and DPL Acquisitions during 1996. Revenues and operating income of the plastic products segment were $60.3 million and $3.4 million, respectively, for the year ended December 31, 1996. This compares to 1995 revenues and operating profit of $10.9 million and $0.6 million, respectively for the three and one half months subsequent to the Oneida Acquisition on September 14, 1995.

  On a pro forma basis, as if the Oneida, Rostone QMP and DPL Acquisitions had occurred as of January 1, 1995, revenues decreased $11.6 million to $85.3 million for the year ended December 31, 1996 from $96.9 million in the year ended December 31, 1995. This 12.0% decrease in revenues is attributable primarily to decreased sales of plastic products due to departures of select parts programs and customer delays in bringing scheduled new parts programs into production. Lower sales to existing customers reflects a general growth slowdown in the market as well as customers withdrawing programs to their own captive molding facilities. Tooling sales increased $0.5 million, or 7.4%, to $7.3 million for the year ended December 31, 1996 compared to $6.8 million in the prior year period. Plastic products segment backlog totaled $25.1 million at December 31, 1996 compared to backlog, on a pro forma basis, of $29.9 million at December 31, 1995.

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

  Corporate General and Administrative Expense: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $1.9 million for the year ended December 31, 1996 compared to $3.6 million for the year ended December 31, 1995. The expenses for the year ended December 31, 1996 included occupancy and office costs for both the Company's previous headquarters in Houston, Texas, closed in May 1996, and its new headquarters in Stamford, Connecticut and are net of $0.3 million in reversals of certain charges for office closing and severance accrued in 1995. The expenses for the year ended December 31, 1995 include a $0.5 million charge related to the extension of the exercise period for certain warrants and $1.3 million of severance and office closure charges recorded in conjunction with the Company's decision to close its Houston office and sell its oil and gas assets.

  Other Income and Expense: Interest expense was $2.4 million in 1996 compared to $0.5 million in 1995 as a result of interest on ORC debt subsequent to the Oneida, Rostone, QMP and DPL Acquisitions. On a pro forma basis, as if the acquisitions had occurred as of January 1, 1995, interest expense was approximately $2.8 million in 1996 and $3.0 million in 1995. Other income in 1996 includes a $0.6 million insurance recovery on a business loss claim for a DPL customer contract termination. The loss occurred prior to the DPL Acquisition but was not approved by DPL's insurers until December.

  The Company participates in the wine grape agriculture industry through its equity investment in the Juliana Preserve joint venture. The Company recognized a loss of $0.3 million in 1996 compared to a loss of $0.1 million in 1995 from its equity interest in the Preserve's results of operations. In addition, the Company recorded an impairment charge of $1.3 million in 1996 relating to joint venture real estate development costs.

  Income Tax Expense: In September 1995, the Company amended its 1991 and 1992 Federal tax returns to request a refund of Alternative Minimum Tax ("AMT") previously paid. The refund resulted from the carryback of a capital loss originating from the sale, in 1993, of Reunion common stock owned by a subsidiary of the Company. The Company recorded a receivable for this refund in 1993 when the transaction occurred. The IRS has audited this refund request and has issued a formal IRS agent's report denying the refund claim, and asserting an additional tax deficiency for 1993. The Company has appealed the case to the IRS appeals division. Management believes it has provided a reasonable amount of documentation and technical arguments in support of its claim and expects to resolve the claim in 1998. Because of the uncertainty over realization of the refund, the Company recorded an allowance of $0.8 million for the possible denial of the AMT refund claim with a corresponding charge to Income Tax Expense in 1996.

DISCONTINUED OPERATIONS

  The Company discontinued its U. S. oil and gas operations in 1995 and its agricultural and real estate development operations in 1996. The Company recognized income from discontinued operations of $0.7 million in 1997 compared to income of $0.4 million in 1996 and a loss of $10.4 million in 1995.

  Through December 1996, the Company was engaged in agricultural and real estate operations consisting primarily of investments in The Preserve and in certain real estate controlled by the Preserve. In December 1996, the Company's Board of Directors concurred in the Preserve's plan to suspend the residential development activities and seek a buyer or buyers for the entire property. Based on an appraisal of the property for agricultural use, and on preliminary discussions with potential buyers, the Company recognized a loss of $2.0 million in 1996 to recognize impairment of the real estate development costs and to reduce the carrying value of the agricultural operations to net realizable value, approximately $14.0 million. The Preserve was unsuccessful in finding a buyer for the entire property in 1997, and the property is not currently listed for sale with a broker. The Company is considering a limited wine grape development effort if financing can be arranged. As a result, the Company has reclassified the agricultural operations to continuing operations and has reversed the $0.7 million estimated loss on disposal recognized in 1996.

  The Company recognized a net gain of $1.1 million in 1996 from disposition of the oil and gas assets, consisting of a $1.6 million insurance reimbursement offset by $0.4 million of adjustments to the purchase price for certain assets not sold and $0.1 million of provisions for environmental remediation of those assets. Results of discontinued oil and gas operations during 1996, prior to the disposition on May 24, 1996, were approximately break even on revenues of $2.1 million. The Company recognized a loss from discontinued oil and gas operations of $10.4 million in 1995. The Company followed the full cost method of accounting for oil and gas properties and, as a result of substantial decreases in prices received for natural gas, recognized impairment losses of $7.0 million in 1995 to reduce the carrying value of the investment in oil and gas properties to the "full cost ceiling." The 1995 loss also includes a $3.8 million charge to reduce the carrying value of the investment in oil and gas properties to their realizable value in connection with the Company's decision to discontinue the oil and gas operations and pursue the sale of these assets. Before these valuation charges, the Company realized income from the discontinued oil and gas operations of $0.4 million on revenues of $5.7 million in 1995. The 1995 loss from discontinued operations included $0.9 million income from settlement of certain litigation.

LIQUIDITY AND CAPITAL RESOURCES

 Summary of 1997 Activities

  Cash and cash equivalents totaled $2.1 million at December 31, 1997. During the year ended December 31, 1997, cash increased $0.7 million, with $4.0 million provided by operations, $1.5 million used by investing activities and $1.8 million used in financing activities.

  Investing Activities: Capital expenditures were $3.9 million, and the Company received $2.2 million, plus interest, in final payment on the sale of the discontinued oil and gas operations.

  Financing Activities: Principal payments reduced long-term obligations by $3.9 million in the year ended December 31, 1997. Proceeds from new term loan borrowings totaled $2.7 million. Net repayments of revolving loan borrowings totaled $0.7 million.

  Operating Activities: Net cash provided by operating activities was $4.0 million in 1997.

FACTORS AFFECTING FUTURE LIQUIDITY

  Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, ORC and agricultural operations.

  Corporate: Management estimates that corporate expenses, including salaries and benefits, professional fees and other public company costs, will approximate $1.6 million in 1998. The Company's source of funds for these requirements and for future acquisitions, other than from additional borrowings, are from permitted payments by ORC and from cash generated by the operations or sale of discontinued operations and other assets held for sale.

  ORC's credit facility with Congress Financial Corporation ("Congress") limits payments to Reunion by ORC. If certain levels of availability (as defined in the loan agreements) are maintained, ORC is permitted to pay Reunion management fees of up to $0.3 million, dividends on preferred stock of up to $0.6 million, and tax sharing payments of up to 50% of the tax savings realized by ORC because of Reunion's net operating loss carryovers. There can be no assurances that ORC will be able to maintain the required levels of availability and be permitted to make the management fee, dividend and tax sharing fee payments to Reunion. In any event, the maximum amount of such payments are not expected to be sufficient for Reunion's corporate operating and debt service requirements.

  In February 1997, the Company received payment on the $2.2 million note, including interest thereon, from the sale of REC. The corporate cash balance at December 31, 1997 was $1.6 million. Management believes that the Company will have sufficient resources to meet its corporate obligations as they become due over the next twelve months

  ORC: On February 2, 1996, in connection with the Rostone Acquisition, ORC entered into a new credit facility with Congress which was amended in November 1996 in connection with the QMP Acquisition. The credit facility as amended provides for maximum borrowings of $20.0 million under a term loan in the original amount of $7.7 million and revolving loans based on the eligible balances of accounts receivable and inventory. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, during 1998. At December 31, 1997 ORC had $1.1 million in revolving credit availability.

  Agricultural Operations: On August 7, 1997, The Juliana Preserve sold approximately 500 acres of the approximately 4,700 acres controlled by the joint venture. Under the terms of the joint venture agreement, the net proceeds were used to repay debt owed by the joint venture. The Company recognized no gain or loss or cash proceeds as a result of this transaction. In connection with the decision to reclassify agricultural operations as continuing operations, the Company has agreed in principle with WFS for the Company to buy the WFS 28.3% interest in the Preserve for $5.95 million. The Company also plans to undertake a limited wine grape development effort, which management believes will enhance the value of the property. Based on projections of farming costs and capital requirements for the 1998 crop year, the Company believes that it will need to obtain outside financing to fund the purchase of the WFS interests and development effort. The Company is working with present and prospective lenders to refinance existing agricultural debt and fund development efforts, but there can be no assurances that such financing will be arranged. Collateral for any new borrowings is expected to be provided by the underlying agricultural assets and vineyard acreage. Management expects the combination of farming revenues plus prospective borrowings to be sufficient to fund the agricultural operations over the next twelve months.

YEAR 2000 COMPUTER COMPLIANCE

  The Company has reviewed its computer and other systems for compliance with the year 2000 problem. The year 2000 problem arises since many programs manipulate and store dates as a two-digit field and are unable to recognize dates past 1999. Any applications or data that are date sensitive could potentially be affected by this problem.

  The Company has completed its initial assessment of the systems and software in place at all locations. Since the Company uses integrated accounting and manufacturing software provided by third party vendors, it has avoided internal programming costs associated with modifying code and data to handle dates past the year 2000. The latest software releases provided by the respective third party vendors have achieved year 2000 certification from independent testing organizations. The Company is in the process of upgrading all of its software to the year 2000 compliant releases, and expects to complete these upgrades by the end of 1998. Outside vendors such as suppliers, banks and payroll services have been contacted and have provided assurances that they either are compliant or will be by the end of 1998. Testing of the Company's software and systems is expected to be completed during 1998.

  Based on the above, management believes the Company's hardware, software and systems will achieve year 2000 compliance by the end of 1998. Management expects that no significant internal or external costs will be incurred to achieve year 2000 compliance other than the routine purchase of software upgrades and personal computer replacements. The costs of any such upgrades will be capitalized and amortized over the useful life.

  The Company expects the year 2000 date compliance process to be completed on a timely basis. However failure of the Company or its vendors to achieve year 2000 compliance could have a material adverse impact on the operations of the Company.

POSSIBLE MERGER WITH CHATWINS

  The Company and Chatwins are considering the possible merger of Chatwins with and into the Company in a tax-free exchange of stock. Such a merger will be subject to, among other conditions, approval by the Boards of Directors and the Stockholders of the Company and Chatwins and compliance by Chatwins with the covenants in its financing agreements. The Company has retained an investment banking firm that conducted appraisals of the values of each party independent to the possible merger. In addition, outside legal counsel has been retained and financing discussions have been held with prospective lenders. If such a merger is proposed, requisite approvals are obtained and other conditions are satisfied, then consummation of the merger could occur as early as this year. There can be no assurances that this transaction will be proposed or consummated.

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

  In connection with the sale of REC, the Company retained certain properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual of $0.7 million for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed clean up methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any additional costs of possible alternative clean up methods because the nature and dollar amount of such alternative cannot presently be determined.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements are set forth beginning at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Directors. The following is a list of Directors of the Company:

                                            PRINCIPAL POSITION         DIRECTOR
NAME                                         WITH THE COMPANY      AGE  SINCE
----                                     ------------------------- --- --------
Thomas N. Amonett(1)(2)................. Director                   54   1992
Charles E. Bradley, Sr.................. Director, President & CEO  68   1995
Thomas L. Cassidy(1).................... Director                   69   1995
W. R. Clerihue(1)(2).................... Director                   74   1996
Franklin Myers(2)....................... Director                   45   1995(3)
John G. Poole........................... Director                   55   1996

--------
(1) Member, Compensation Committee of the Board of Directors
(2) Member, Audit Committee of the Board of Directors
(3) Prior to his reappointment in October 1995, Mr. Myers was a Director of the Company from July 1992 to June 1995.

  The following is a summary of the business experience of each Director during the past five years. If not otherwise indicated, each Director has been engaged in his current occupation for at least five years.

  Thomas N. Amonett has served as a Director of the Company since July 1, 1992 and served as the President and Chief Executive Officer of the Company from July 1, 1992 until October 26, 1995. Mr. Amonett also served as the President of Reunion Energy Company, then a wholly-owned subsidiary of the Company in the oil and gas operating business, from July 1, 1992 until May 24, 1996. Mr. Amonett is currently President, Chief Executive Officer and a Director of American Residential Services, Inc., a company providing equipment and services relating to residential heating, ventilating, air conditioning, plumbing, electrical and indoor air quality systems and appliances. From July, 1996 until June, 1997, Mr. Amonett was Interim President and Chief Executive Officer of Weatherford Enterra, Inc., an energy services and manufacturing company. Prior to his affiliation with the Company, he had been engaged in the practice of law with Fulbright & Jaworski in Houston, Texas, where he was of counsel for more than five years. Mr. Amonett remains a Director of Weatherford Enterra, Inc. and also serves as a Director of Petro Corp Incorporated, a Houston-based oil and gas company, ITEQ, Inc. a provider of manufactured equipment, engineered systems and services used in the processing, treatment, storage and movement of gases and liquids, and Home USA, Inc., a retailer of manufactured housing.

  Charles E. Bradley, Sr. became a Director of the Company on June 20, 1995 and was appointed President and Chief Executive Officer of the Company on October 26, 1995. Mr. Bradley was a co-founder of Stanwich Partners, Inc. ("SPI") in 1982 and has served as its President since that time. SPI is a private investment company. Mr. Bradley has been a Director of Chatwins Group, Inc. ("Chatwins") since 1986 and Chairman of the Board of Chatwins since 1988. Chatwins is an industrial products manufacturing company. Mr. Bradley is a Director of DeVlieg-Bullard, Inc. ("DBI"), a machine tool parts and services company, General Housewares Corp., a manufacturer and distributor of housewares, Consumer Portfolio Services, Inc. ("CPS"), engaged in the business of purchasing, selling and servicing retail automobile installment sales contracts, NAB Asset Corporation ("NAB"), engaged in mortgage and construction lending, Audits and Surveys, Inc., an international marketing research firm, and Zydeco Exploration Inc., an oil and gas reserve development company. Mr. Bradley is currently the Chairman of the Board of DBI, Chairman and CEO of NAB as well as President and acting Chief Financial Officer and a Director of Sanitas, an inactive company, and President, acting Chief Financial Officer and a Director of Texon Energy Corporation, an inactive company.

  Thomas L. Cassidy became a Director of the Company on June 20, 1995. Mr. Cassidy has been a Managing Director of Trust Company of the West ("TCW"), an investment management firm, since 1984. He is also a

Senior Partner of TCW Capital, an affiliate of TCW. He is a Director of DBI, Holnam Inc., a cement manufacturing company, and Spartech Corporation, a plastics manufacturing company.

  W. R. Clerihue was elected to the Board of Directors in December 1996 in connection with the Board's decision to increase the number of directors from five to six. Mr. Clerihue has been Chairman of the Board of Directors of Spartech Corporation since October 1991.

  Franklin Myers served as a Director of the Company from July 1, 1992 until June 20, 1995, when he resigned contemporaneously with the sale of 1,450,000 shares of the Company's common stock by Parkdale Holdings Corporation N.V. ("Parkdale") to Chatwins. Mr. Myers was reappointed as a Director of the Company on October 26, 1995. On April 1, 1995, Mr. Myers became Senior Vice President, General Counsel and Secretary of Cooper Cameron Corporation, an oil field manufacturing company. Prior thereto he was Senior Vice President and General Counsel of Baker Hughes Incorporated, an international oil field service and equipment company, for more than six years.

  John G. Poole became a Director of the Company on April 19, 1996. Mr. Poole was a co-founder of SPI with Mr. Bradley in 1982 and has served as SPI's Vice President since that time. Mr. Poole has been a Director of Chatwins since 1988, and is also a director of DBI, CPS and Sanitas, Inc.

  (b) Executive Officers. The following is a list of executive officers of the Company and its principal subsidiary:

NAME                                            POSITION                     AGE
----                                            --------                     ---
Charles E. Bradley, Sr..... Director, President and Chief Executive Officer   68
                             of the Company
Richard L. Evans........... Executive Vice President, Chief Financial         45
                             Officer and Secretary of the Company
David N. Harrington........ President and Chief Operating Officer, ORC        57

  The business experience of Mr. Bradley is described under part (a) of this
Item 10.

  Mr. Evans joined the Company as Executive Vice President and Chief Financial Officer in October 1995. He was appointed Secretary of the Company in December 1995. From May 1993 to September 1995, he was Controller of Terex Corporation, a capital goods manufacturer. From October 1989 to May 1993 Mr. Evans was Controller of SPI.

  Mr. Harrington has served as Chief Operating Officer of Oneida Molded Plastics Corp. ("OMPC") (now a constituent of Oneida Rostone Corp., a wholly-owned subsidiary of the Company), since December 1989 and as its President since October 1990. From March 1986 through December 1989, Mr. Harrington served as Vice President and General Manager of OMPC.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION

  The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1997, 1996 and 1995, of those individuals who were at December 31, 1997 (i) the chief executive officer and
(ii) the other Named Executives:

                                                                    LONG-TERM
                                  ANNUAL COMPENSATION              COMPENSATION
                         -----------------------------------------    STOCK
   NAME AND PRINCIPAL                               OTHER ANNUAL     OPTIONS       ALL OTHER
        POSITION         YEAR  SALARY     BONUS(1) COMPENSATION(2)   (SHARES)   COMPENSATION(3)
   ------------------    ---- --------    -------- --------------- ------------ ---------------
Charles E. Bradley, Sr.
 (4).................... 1997 $100,000    $     0      $     0             0        $  300
 President and Chief     1996  100,000          0            0             0           312
  Executive Officer      1995        0          0       13,500(4)          0             0
Richard L. Evans(5)..... 1997 $150,000    $75,000      $     0             0         4,662
 Executive Vice          1996  135,000     30,000            0        50,000         4,352
  President, Chief       1995   33,750(5)       0            0             0           693
 Financial Officer and
  Secretary
David N. Harrington(6).. 1997 $259,904    $51,000      $52,000             0        $2,614
President and Chief      1996  240,000     48,000      $52,000             0         2,297
 Operating               1995   69,904(6)  32,813       15,543             0           672
Officer, ORC

--------
(1) Amounts shown for bonuses are amounts earned for the period shown, although such bonuses are generally paid in the subsequent year.
(2) Includes automobile allowance, and certain deferred compensation.
(3) Contributions under nondiscriminatory defined contribution plan and certain health insurance plans of the Company and/or its subsidiaries. The Company maintains a voluntary employee retirement plan under which employees of the Company and its subsidiaries may contribute up to 18% of their pre-tax earnings, with the Company making matching contributions of 25% of each employee's contribution, not to exceed 4% of each participant's pre-tax earnings.
(4) Mr. Bradley was appointed President and Chief Executive Officer of the Company on October 26, 1995. His 1995 compensation consisted solely of director's fees. Effective January 1, 1996, Mr. Bradley's annual salary was $100,000, and he no longer receives director's fees.
(5) Mr. Evans was appointed Executive Vice President and Chief Financial Officer on October 26, 1995. Amounts listed in the table for 1995 for Mr. Evans are for his period of employment by the Company in 1995.
(6) Mr. Harrington is an employee of ORC, which was acquired by the Company on September 14, 1995. Amounts listed in the table for 1995 for Mr. Harrington are for his period of employment by the Company in 1995.

OPTIONS

  No options were granted to named executive officers during 1997.

  The following table sets forth information with respect to the unexercised options to purchase shares of common stock granted under all stock option plans to the named executive officers and held by them at December 31, 1997:

                                                  NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                          NUMBER OF              UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                           SHARES             OPTIONS AT DECEMBER 31, 1997     DECEMBER 31, 1997(1)
                          ACQUIRED    VALUE   ---------------------------- ----------------------------
                         ON EXERCISE REALIZED EXERCISABLE UNEXERCISABLE(2) EXERCISABLE UNEXERCISABLE(2)
                         ----------- -------- ----------- ---------------- ----------- ----------------
Richard L. Evans........       0         0      30,000         20,000        $22,500       $15,000

--------
(1) Amounts were calculated by multiplying the number of unexercised in-the-money options exercisable or unexercisable, as the case may be, by the closing sales price of the common stock on NASDAQ Small-Cap. Market on December 31, 1997 ($5.1875) and subtracting the total exercise prices.
(2) These options become exercisable on July 1, 1998.

ONEIDA PENSION PLAN

  The Oneida Molded Plastics Corp. Employee Retirement Plan #3 (the "Oneida Pension Plan") covers substantially all of the employees of the former Oneida Molded Plastics Corp. (a constituent of ORC). The monthly amount payable at age 65 is 1% of a participant's average monthly compensation for the five highest consecutive years of compensation times years of participation to a maximum of 30 years. Effective January 1, 1997, benefits for salaried employees except certain executives were frozen under the Oneida Pension Plan and no additional benefits will be earned for future service. In conjunction with the freeze, these employees are eligible to participate in the Company's 401(k) Plan. Oneida hourly employees will continue to participate in the Oneida pension plan.

  The following table shows estimated annual gross benefits payable from the Oneida Pension Plan as a single life annuity upon retirement at age 65 for employees in the salary classifications and within the five years of participation specified. Various optional forms of benefits are payable in lieu of a single life annuity. The maximum annual benefit payable under the Oneida Pension Plan is that permitted by applicable law or regulations.

                              PENSION PLAN TABLE

                                       YEARS OF PARTICIPATION
                     ----------------------------------------------------------
      REMUNERATION       10         20          25          30          35
      ------------   ---------- ----------- ----------- ----------- -----------
      125,000....... $18,750.00 $ 25,000.00 $ 31,250.00 $ 37,500.00 $ 37,500.00
      150,000....... $22,500.00 $ 30,000.00 $ 37,500.00 $ 45,000.00 $ 45,000.00
      175,000....... $26,250.00 $ 35,000.00 $ 43,750.00 $ 52,500.00 $ 52,500.00
      200,000....... $30,000.00 $ 40,000.00 $ 50,000.00 $ 60,000.00 $ 60,000.00
      225,000....... $33,570.00 $ 45,000.00 $ 56,250.00 $ 67,500.00 $ 67,500.00
      250,000....... $37,500.00 $ 50,000.00 $ 62,500.00 $ 75,000.00 $ 75,000.00
      300,000....... $45,000.00 $ 60,000.00 $ 75,000.00 $ 90,000.00 $ 90,000.00
      400,000....... $60,000.00 $ 80,000.00 $100,000.00 $120,000.00 $120,000.00
      450,000....... $67,500.00 $ 90,000.00 $112,500.00 $135,000.00 $135,000.00
      500,000....... $75,000.00 $100,000.00 $125,000.00 $150,000.00 $150,000.00

  Mr. Harrington is eligible to participate in this Plan. Mr. Harrington's compensation for 1997 (included in the executive compensation table) covered by the Oneida Pension Plan is $160,000 and he currently has eleven years of service.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

  ORC (then Oneida Molded Plastics Corp.) entered into an Employment Agreement (the "Harrington Employment Agreement"), effective as of January 1, 1995, with David N. Harrington, its President. Pursuant to the Harrington Employment Agreement, Mr. Harrington received (i) an annual base salary of $225,000 in 1995, increased to $240,000 in 1996 and $255,000 in 1997, (ii) an annual cash bonus of up to 50% of his annual base salary based upon ORC's actual performance for the year as compared to ORC's budgeted performance for the year, (iii) a monthly car allowance of $1,000 and (iv) coverage under ORC's fringe benefit plans for executives. In certain circumstances, Mr. Harrington is entitled to receive up to 24 months of his base salary upon termination of his employment. During the term of the Harrington Employment Agreement, Mr. Harrington is required to maintain a reverse split-dollar universal life insurance policy on his life in the amount of $2 million payable to ORC. ORC is required to reimburse Mr. Harrington for up to $26,244 of the annual premiums paid for such policy. If Mr. Harrington's employment is terminated for any reason other than death, he may request that ORC assign its right to receive the proceeds of such life insurance policy to Mr. Harrington. Effective January 1, 1995, Mr. Harrington is eligible to earn deferred compensation at the rate of $3,333.33 per month.

COMPENSATION OF DIRECTORS

  Directors not otherwise compensated by the Company receive annual retainers of $18,000 for service on the Board and $500 for each Board or committee meeting attended. Compensation paid to non-employee directors during 1997 for service in all Board capacities aggregated $104,000. Directors are reimbursed for the actual cost of any travel expenses incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of February 28, 1998, the Company had outstanding 3,855,100 shares of common stock. The following table sets forth information regarding the beneficial ownership of the Company's common stock at February 28, 1998, by
(i) each stockholder known to the Company to own 5% of more of the Company's common stock, (ii) each Director of the Company, (iii) each of the chief executive officer and the other named executive officers and (iv) all current Directors and executive officers as a group. Except as set forth in the footnotes to the following table, each stockholder has sole dispositive and voting power with respect to the shares of the Company's common stock shown as owned by him.

                                                        AMOUNT AND       PERCENT
                                                          NATURE           OF
    NAME (AND ADDRESS OF 5% OF BENEFICIAL OWNERS)      OF OWNERSHIP       CLASS
    ---------------------------------------------      ------------      -------
Chatwins Group, Inc...................................  1,862,490(1)      47.4%
 300 Weyman Plaza, Suite 340
 Pittsburgh, PA 15236
Parkdale Holdings Corporation N.V.....................    271,280(2)       7.0%
 Nieuwestraat 4-6, P.O. Box 210
 Curacao, Netherlands Antilles
Thomas N. Amonett.....................................     34,000(3)       0.9%
Charles E. Bradley, Sr................................  1,862,490(4)      47.4%
Thomas L. Cassidy.....................................     15,000(3)       0.4%
W. R. Clerihue........................................      5,000(3)       0.1%
Franklin Myers........................................    141,210(3)(5)    3.6%
John G. Poole.........................................          0(3)       0.0%
Richard L. Evans......................................     31,000(6)       0.8%
David N. Harrington...................................          0          0.0%
All Current Directors and Executive Officers as a
 group (8 individuals)................................  2,022,490(7)      50.1%

--------
(1) Includes 75,000 shares that may be purchased pursuant to currently exercisable warrants, with respect to which Chatwins has dispositive power only, and 337,490 shares (66,210 owned by Myers and 271,280 owned by Parkdale) with respect to which Chatwins has sole voting power and no dispositive power.
(2) Parkdale has granted a proxy to Chatwins to vote these shares.
(3) Excludes options to purchase 15,000 shares of common stock which were granted February 12, 1998 but which grant is subject to approval by Stockholders at a future meeting.
(4) Includes all shares of common stock shown as beneficially owned by Chatwins. Mr. Bradley is Chairman of the Board of Chatwins as well as the beneficial owner of more than 50% of the issued and outstanding shares of Chatwins and may, under Rule 13d-3, be deemed beneficial owner of all shares of the Company's common stock beneficially owned by Chatwins. Mr. Bradley disclaims such beneficial ownership.
(5) Includes a currently exercisable warrant to purchase 75,000 shares of common stock. Mr. Myers has granted Chatwins a three year proxy to vote 66,210 shares.
(6) Includes currently exercisable options to purchase 30,000 shares of common stock.
(7) Includes currently exercisable warrants and options to purchase an aggregate of 180,000 shares of common stock. Excludes options to purchase an aggregate of 75,000 shares of common stock which were granted February 12, 1998, but which grant is subject to approval by Stockholders at a future meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Chatwins Group, Inc. and Affiliates

  On June 20, 1995, Chatwins acquired 1,450,000 shares, or approximately 38%, of the Company's common stock (the "Purchased Shares") from Parkdale (the "Chatwins Acquisition"). In connection with the Chatwins Acquisition, the 271,280 remaining shares of the Company's common stock owned by Parkdale as well as 66,210 shares of common stock (the "Myers Shares") and a warrant to purchase 75,000 shares of common stock (the "Myers Warrant" and, collectively with the Myers Shares, the "Myers Securities") owned by Franklin Myers were delivered into a 3-year escrow arrangement. Each of Myers and Parkdale also entered into 3-year standstill agreements with Chatwins regarding the purchase, sale and transfer of Company securities and delivered to Chatwins 3-year proxies expiring June 20, 1998 to vote all of their respectively-owned shares of common stock (the "Chatwins Proxies"). At the time of the Chatwins Acquisition, Chatwins acquired from P. Dean Gesterkamp a warrant to purchase 75,000 shares of the Company's common stock (the "Chatwins Warrant"). As a result of the Chatwins Acquisition and related transactions, Chatwins has voting control over approximately 45% of the Company's common stock.

  Charles E. Bradley, Sr., a Director of the Company since June 20, 1995 and the President and Chief Executive officer of the Company since October 26, 1995, is the Chairman and a Director of Chatwins and the beneficial owner of approximately 57% of the outstanding common stock of Chatwins. John G. Poole, a Director of the Company since April 19, 1996, is a Director of Chatwins and Thomas L. Cassidy, a Director of the Company since June 20, 1995, was a director of Chatwins until June 1997.

  ORC is indebted to CGI Investment Corp. ("CGII") pursuant to a $250,000 promissory note dated May 21, 1993. The note had an outstanding balance of $440,000 (principal and accrued interest) on December 31, 1997, and is subordinated to the prior payment of indebtedness owing by ORC to Congress, except that if certain conditons are met, regularly scheduled monthly interest payments may be paid when due. ORC is also permitted to recover certain environmental remediation costs relating to soil and ground water contamination at Rostone's Lafayette, Indiana site by offset against this note. CGII is owned 51% by SPI and 49% by Chatwins. Mr. Bradley, Mr. Poole and Mr. Evans are officers, directors and/or shareholders of SPI. Prior to the Rostone/Oneida Merger certain officers of Oneida were also serving as officers of Rostone and CGII.

  To facilitate the closing of ORC'S Loan Facility with Congress, Mr. Bradley entered into several financial arrangements with Congress. To induce Congress to consummate the Loan Facility, Mr. Bradley guaranteed the obligations of ORC under the Loan Facility subject to a cap of $4 million, which cap declines over time to $2 million. Mr. Bradley will receive a credit support fee from ORC and in an aggregate amount equal to 1% per annum of the amount guaranteed, payable monthly. Mr. Bradley's rights to payment of the monthly installments of the credit support fee are subordinated to the prior payment of indebtedness owing by ORC to Congress, except that if certain conditions are met, the monthly installments may be paid when due. As a further inducement to Congress, Mr. Bradley entered into an environmental indemnity agreement pursuant to which Mr. Bradley agreed to indemnify Congress against liabilities that may arise from environmental problems that may be associated with ORC's existing properties and to reimburse Congress for certain investigatory and cleanup costs that Congress may incur should Congress request that those activities be performed by ORC and should ORC fail to perform.

  ORC is indebted to Mr. Bradley for a note in the amount of $1,017,112.50 bearing interest at 10% per annum which is subordinated to the prior payment of indebtedness owed by ORC to Congress, except that if certain conditions are met, regularly scheduled payments of interest may be paid when due.

  Beginning in 1997, ORC has entered into leases for machinery and equipment with CPS Leasing, a subsidiary of Consumer Portfolio Services, Inc. ("CPS"). Mr. Bradley and Mr. Poole are Directors and shareholders of CPS. The leases are for terms of five to seven years, with aggregate future minimum rental commitments of $706,000 as of December 31, 1997. The Company believes that the terms of these leases are comparable to those available from third parties.

  Under the arrangements described above, the Company's consolidated statement of operations for the year ended December 31, 1997 includes interest expense of $112,000 to Mr. Bradley and $38,000 to CGII; guarantee fees of $41,000 to Mr. Bradley; and rent expense of $64,000 to CPS Leasing. At December 31, 1997, the Company's consolidated balance sheet includes interest and fees payable to Mr. Bradley of $28,000 and CGII of $72,000 classified as Current Liabilities; principal payable to Mr. Bradley of $1,017,000 and payable to CGII of $368,000 classified as Long Term Debt-Related Parties; and interest and fees payable to Mr. Bradley under prior arrangements of $123,000 classified as Other Liabilities. At December 31, 1997, future minimum rental commitments to CPS Leasing under operating leases totaled $706,000.

  The Company obtains its property, casualty and product and general liability insurance coverage through a joint arrangement with Chatwins. The Company and Chatwins share the costs in proportion to the coverages.

  The Company subleases from SPI approximately 1,500 square feet of office space in Stamford, Connecticut for its corporate offices. The terms of this sublease are at least as favorable to the Company as would be in the case in an arm's length transaction. Rent expense for 1997 totaled $32,000.

  In May 1997, the Company loaned $1,500,000 to SST Acquisition Corp., a company in which Mr. Bradley and Mr. Poole are shareholders. The loan was repaid after three days with interest at 9% plus a $15,000 transaction fee.

  The Company and Chatwins are considering the possible merger of Chatwins with and into the Company in a tax-free exchange of stock. Such a merger will be subject to, among other conditions, approval by the Boards of Directors and the Stockholders of the Company and Chatwins and compliance by Chatwins with the covenants in its financing agreements. The Company has retained an investment banking firm that conducted appraisals of the values of each party independent to the possible merger. In addition, outside legal counsel has been retained and financing discussions have been held with prospective lenders. If such a merger is proposed, requisite approvals are obtained and other conditions are satisfied, then consummation of the merger could occur as early as this year. There can be no assurances that this transaction will be proposed or consummated.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K

  (A) DOCUMENTS INCLUDED IN THIS REPORT:

  The following consolidated financial statements and financial statement schedules of Reunion Industries, Inc. and its subsidiaries are included in
Part II, Item 8:

  1. FINANCIAL STATEMENTS (Pages F-1 through F-37)

  Report of Independent Public Accountants
  Consolidated Balance Sheets--December 31, 1997 and 1996
  Consolidated Statements of Operations--Years Ended December 31, 1997, 1996 and 1995
  Consolidated Statements of Cash Flows--Years Ended December 31, 1997, 1996 and 1995
  Consolidated Statements of Shareholders' Equity--Years Ended December 31, 1997, 1996 and 1995
  Notes to Consolidated Financial Statements

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

  (B) CURRENT REPORTS ON FORM 8-K

  During the last quarter of the year ended December 31, 1997, the Company filed no Current Reports on Form 8-K.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated: March 25, 1998

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

Dated: March 25, 1998

                                               /s/ Charles E. Bradley
                                       By:____________________________________
                                                 Charles E. Bradley
                                            Director, President and Chief
                                                  Executive Officer
                                            (Principal Executive Officer)

                                                /s/ Richard L. Evans
                                       By:____________________________________
                                                  Richard L. Evans
                                         Executive Vice President and Chief
                                                  Financial Officer
                                         (Principal Accounting and Financial
                                                      Officer)

                                                /s/ Thomas N. Amonett
                                       By:____________________________________
                                                  Thomas N. Amonett
                                                      Director

                                                /s/ Thomas L. Cassidy
                                       By:____________________________________
                                                  Thomas L. Cassidy
                                                      Director

                                                 /s/ W. R. Clerihue
                                       By:____________________________________
                                                   W. R. Clerihue
                                                      Director

                                                 /s/ Franklin Myers
                                       By:____________________________________
                                                   Franklin Myers
                                                      Director

                                                  /s/ John G. Poole
                                       By:____________________________________
                                                    John G. Poole
                                                      Director

                            REUNION INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Price Waterhouse LLP..................................................... F-2
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets.............................................. F-3
  Consolidated Statements of Operations.................................... F-4
  Consolidated Statements of Cash Flows.................................... F-5
  Consolidated Statements of Shareholders' Equity.......................... F-6
  Notes to Consolidated Financial Statements............................... F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Reunion Industries, Inc.

  In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Reunion Industries, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. For purposes of auditing the consolidated financial statements for the year ended December 31, 1995, we did not audit the combined financial statements of oil and gas operations of Reunion Energy Company and Reunion Operating Company, wholly-owned subsidiaries of Reunion Industries, Inc., which statements reflect excess of expenses over revenues of $10,393,000 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for oil and gas operations of Reunion Energy Company and Reunion Operating Company, is based solely on the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Stamford, Connecticut
March 23, 1998

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               DECEMBER 31,
                                                              ----------------
                           ASSETS                              1997     1996
                           ------                             -------  -------
CURRENT ASSETS
  Cash and Cash Equivalents.................................. $ 2,085  $ 1,407
  Accounts Receivable, Less Allowance for Doubtful Accounts
   of $375 and $434, respectively............................  12,284   12,747
  Inventories................................................   7,570    7,381
  Note Receivable from Sale of Oil and Gas Operations........      --    2,200
  Customer Tooling-in-process................................   1,773    1,107
  Other Current Assets.......................................     495      443
                                                              -------  -------
    Total Current Assets.....................................  24,207   25,285
                                                              -------  -------
PROPERTY, PLANT AND EQUIPMENT--NET...........................  35,293   24,333
                                                              -------  -------
OTHER ASSETS
  Goodwill, net..............................................   9,060    9,766
  Investment in Joint Venture................................   1,622       --
  Assets of Discontinued Agricultural Operations.............      --   14,139
  Debt Issuance Costs........................................     344      637
  Other Assets Held for Sale.................................     369      401
  Other......................................................   1,164      615
                                                              -------  -------
                                                               12,559   25,558
                                                              -------  -------
                                                              $72,059  $75,176
                                                              =======  =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES
  Current Portion of Long-term Debt.......................... $11,568  $10,865
  Accounts Payable...........................................   9,328    9,459
  Advances From Customers....................................   2,484    1,922
  Accrued Salaries, Vacation and Benefits....................   1,940    1,877
  Accrued Environmental Costs................................     983      690
  Other Current Liabilities..................................   1,731    2,608
                                                              -------  -------
    Total Current Liabilities................................  28,034   27,421
Long-Term Debt...............................................  11,112   14,190
Long-Term Debt--Related Parties..............................   1,542    1,385
Other Liabilities............................................   3,054    3,236
                                                              -------  -------
    Total Liabilities........................................  43,742   46,232
                                                              -------  -------
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS' EQUITY
  Common Stock ($.01 par value; 20,000 authorized: 3,855
   issued and outstanding)...................................      38       38
  Additional Paid-in Capital.................................  29,242   29,242
  Retained Earnings (Since January 1, 1989)..................    (578)    (307)
  Foreign Currency Translation Adjustments...................    (385)     (29)
                                                              -------  -------
    Total Shareholders' Equity...............................  28,317   28,944
                                                              -------  -------
                                                              $72,059  $75,176
                                                              =======  =======

          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997     1996      1995
                                                    -------  -------  --------
OPERATING REVENUE
  Plastic Products................................. $93,378  $60,305  $ 10,855
                                                    -------  -------  --------
                                                     93,378   60,305    10,855
OPERATING COSTS AND EXPENSES
  Plastic Products--Cost of Sales..................  78,871   50,664     9,251
  Writedown of Excess Equipment....................     958       --        --
  Selling, General and Administrative..............  11,036    8,192     4,620
                                                    -------  -------  --------
                                                     90,865   58,856    13,871
                                                    -------  -------  --------
OPERATING INCOME (LOSS)............................   2,513    1,449    (3,016)
                                                    -------  -------  --------
OTHER INCOME AND (EXPENSE)
  Interest Expense.................................  (3,267)  (2,402)     (508)
  Equity In Income (Loss) of The Juliana Preserve..     330     (266)     (118)
  Equity In Writedown of The Juliana Preserve Real
   Estate Development Costs........................    (855)  (1,290)       --
  Other, Including Interest Income.................     384      691        61
                                                    -------  -------  --------
                                                     (3,408)  (3,267)     (565)
                                                    -------  -------  --------
LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES...............................    (895)  (1,818)   (3,581)
  Income Tax Expense...............................     (86)    (876)       --
                                                    -------  -------  --------
LOSS FROM CONTINUING OPERATIONS                        (981)  (2,694)   (3,581)
                                                    -------  -------  --------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
  Oil and Gas Operations...........................      --       --    (6,559)
  Disposal of Oil and Gas Operations...............      --    1,122    (3,830)
  Disposal of Agriculture Operations...............     710     (710)       --
                                                    -------  -------  --------
                                                        710      412   (10,389)
                                                    -------  -------  --------
NET LOSS........................................... $  (271) $(2,282) $(13,970)
                                                    =======  =======  ========
EARNINGS PER SHARE--BASIC AND DILUTED
  Loss from Continuing Operations.................. $ (0.25) $ (0.70)    (0.93)
  Income (Loss) from Discontinued Operations.......    0.18     0.11     (2.72)
                                                    -------  -------  --------
  Net Loss......................................... $ (0.07) $ (0.59) $  (3.65)
                                                    =======  =======  ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING
  Basic and Diluted................................   3,855    3,855     3,832
                                                    =======  =======  ========

          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                       1997    1996      1995
                                                      ------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..........................................  $ (271) $(2,282) $(13,970)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
   Depreciation, Depletion and Amortization.........   3,062    1,694     2,889
   Goodwill Amortization............................     706      591       108
   Impairment of Assets.............................     958       --     6,980
   (Gain) Loss on Disposal of Discontinued
    Operations......................................    (710)     710     3,974
   Equity In Income of Joint Venture, Before
    Depreciation....................................    (640)     (39)     (182)
   Write Off Of Joint Venture Costs.................     855    1,290        --
   Provision for Severance and Office Closure.......      --       --     1,290
   Allowance for possible denial of AMT refund
    claim...........................................      --      750        --
   Extension of Warrants to Purchase Common Stock...      --       --       477
   Gain on Sale of Property, Plant and Equipment....      --       --      (133)
                                                      ------  -------  --------
                                                       3,960    2,714     1,433
  Changes in Assets and Liabilities, net of effects
   from acquisitions:
   Decrease in Accounts Receivable..................     113      120     1,656
   (Increase) Decrease in Inventories...............    (310)     (29)      237
   (Increase) Decrease in Other Current Assets......    (737)      74       622
   Increase (Decrease) in Accounts Payable..........     530   (1,113)     (321)
   Increase (Decrease) in Other Current Liabilities.     132     (847)     (614)
   Other............................................     347      324        62
                                                      ------  -------  --------
Net Cash Provided by (Used in) Operating Activities.   4,035    1,243     3,075
                                                      ------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired...      --   (7,159)   (3,415)
  Sale of Discontinued Operations...................   2,200    8,998        --
  Sale of Property, Plant and Equipment.............      --    2,046       536
  Exploration and Development of Oil and Gas
   Properties.......................................      --       --    (4,915)
  Investment in and Advances to Joint Venture.......      --       --    (1,157)
  Other Capital Expenditures........................  (3,868)    (985)     (115)
  Other.............................................     141       25      (394)
                                                      ------  -------  --------
Net Cash Provided by (Used in) Investing Activities.  (1,527)   2,925    (9,460)
                                                      ------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt issuance costs...............................      --     (786)      (66)
  Proceeds from Issuance of Debt....................   2,746   12,284     1,708
  Repayments of Debt................................  (3,889) (18,698)   (2,836)
  Proceeds From Exercise of Common Stock Options....      --       --       123
  Increase (Decrease) in Revolver Borrowings........    (702)   3,910      (546)
                                                      ------  -------  --------
Net Cash Used in Financing Activities...............  (1,845)  (3,290)   (1,617)
                                                      ------  -------  --------
Effect of Exchange Rate on Cash.....................      15       --        --
                                                      ------  -------  --------
Increase (Decrease) in Cash and Cash Equivalents....     678      878    (8,002)
Cash and Cash Equivalents at Beginning of Period....   1,407      529     9,225
Less Cash Reclassified to Net Assets of Discontinued
 Operations.........................................      --       --      (694)
                                                      ------  -------  --------
Cash and Cash Equivalents at End of Period..........  $2,085  $ 1,407  $    529
                                                      ======  =======  ========

          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                          YEAR ENDED DECEMBER 31,
                                ------------------------------------------------
                                     1997            1996             1995
                                --------------  ---------------  ---------------
                                SHARES AMOUNTS  SHARES  AMOUNTS  SHARES  AMOUNTS
                                ------ -------  ------  -------  ------  -------
COMMON STOCK, PAR VALUE $.01
 PER SHARE
  Beginning Balance............ 3,855  $    38  4,112   $    40  4,055   $    40
  Retirement of Treasury
   Shares......................    --       --   (257)       (2)    --        --
  Exercise of Stock Options....    --       --     --        --     57        --
                                -----  -------  -----   -------  -----   -------
  Ending Balance............... 3,855       38  3,855        38  4,112        40
                                -----  -------  -----   -------  -----   -------
ADDITIONAL PAID-IN CAPITAL
  Beginning Balance............         29,242           31,037           30,437
  Retirement of Treasury
   Shares......................             --           (1,795)              --
  Extension of Exercise Period
   of Warrants.................             --               --              477
  Exercise of Stock Options....             --                               123
                                       -------          -------          -------
  Ending Balance...............         29,242           29,242           31,037
                                       -------          -------          -------
RETAINED EARNINGS
  Beginning Balance............           (307)           1,975           15,945
  Net Loss.....................           (271)          (2,282)         (13,970)
                                       -------          -------          -------
  Ending Balance...............           (578)            (307)           1,975
                                       -------          -------          -------
LESS TREASURY SHARES
  Beginning Balance............    --       --   (257)   (1,798)  (257)   (1,798)
  Retirement of Treasury
   Shares......................    --       --    257     1,798     --        --
                                -----  -------  -----   -------  -----   -------
  Ending Balance...............    --       --     --        --   (257)   (1,798)
                                -----  -------  -----   -------  -----   -------
FOREIGN CURRENCY TRANSLATION
 ADJUSTMENTS
  Beginning Balance............            (29)              --               --
  Current Year Adjustments.....           (356)             (29)              --
                                       -------          -------          -------
  Ending Balance...............           (385)             (29)              --
                                       -------          -------          -------
TOTAL SHAREHOLDERS' EQUITY..... 3,855  $28,317  3,855   $28,944  3,855   $31,254
                                =====  =======  =====   =======  =====   =======

          See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Businesses

  Reunion Industries, Inc. ("RII") is the successor by merger, effective April 19, 1996, of Reunion Resources Company ("RRC"). As used herein, the term "Company" refers to RII, its predecessors and its subsidiaries unless the context indicates otherwise. The Company, through its wholly owned subsidiary, Oneida Rostone Corp. ("ORC"), manufactures high volume, precision plastic products and provides engineered plastics services. As of December 31, 1997, plastic products and services represents the Company's principal operating segment. The Company is also engaged in wine grape agricultural operations in Napa County, California through a joint venture. The Company was previously primarily engaged in oil and gas production in the United States; this business was discontinued in 1995 (see Note 3). Information presented in the footnotes is based on continuing operations unless the context indicates otherwise.

  ORC had sales to a single customer which represented approximately 15% of sales during 1997 and which represented approximately 13% of ORC's accounts receivable at December 31, 1997. Accounts receivable at December 31, 1997 include no significant geographic concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

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

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

  Restricted cash balances aggregating $134 and $130 at December 31, 1997 and 1996, respectively, have been included in Other Assets and Other Assets held for Sale based on the nature of the underlying obligation collateralized. Such balances primarily relate to regulatory operating deposits and performance bonds.

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

 Goodwill

  Goodwill recorded as a result of business acquisitions is being amortized using the straight-line method over 15 years. The Company periodically evaluates whether circumstances indicate that the remaining carrying value of goodwill may not be recoverable, using estimates of future cash flows over the estimated remaining life of the goodwill. If such evaluation indicates that the value has been impaired, a loss is recognized.

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

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

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

 Environmental Policies

  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remediation actions are probable, and the costs can be reasonably estimated (see Note 14).

 Income Taxes

  The Company provides deferred income taxes for all temporary differences between financial and income tax reporting using the liability method. Deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. A valuation allowance is recorded for net deferred tax assets if it is more likely than not that such assets will not be realized. The Company has significant net operating loss and investment tax credit carryforwards for tax purposes, a portion of which may expire unutilized (see Note 12).

 Earnings Per Share

  The Company adopted the provisions of FASB Statement No. 128 "Earnings per Share" in 1997. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during this period. Potential common shares include shares issuable upon exercise of the Company's stock options and warrants (see Note
11).

  Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the years ended December 31, 1997, 1996 and 1995 because their effect would have been anti-dilutive.

 Accounting Pronouncements

  The Financial Accounting Standards Board (FASB) has issued several accounting pronouncements which the company will be required to adopt in future periods.

  FASB Statement No. 130 "Reporting Comprehensive Income," which the Company will adopt during 1998, establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of net earnings and foreign currency translation adjustments, such changes are generally not significant to the Company and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on the consolidated financial statements.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

  FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in the consolidated financial statements issued to shareholders for interim and annual periods. Although the Company operates in one principal segment, the Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers which have not previously been presented in the consolidated financial statements and related notes. The Company will adopt Statement No. 131 in 1998.

 Supplemental Cash Flow Information

                                                             1997   1996  1995
                                                            ------ ------ ----
   Supplemental disclosure of cash flow information:
     Cash paid for interest during the periods............. $3,093 $2,024 $716
     Cash paid for income taxes during the periods.........    285    156   --
   Supplemental disclosure of non-cash investing and
    financing activities:
     Assets acquired through capital leases................    254    478  253

 Reclassifications

  Certain amounts in prior period statements have been reclassified to conform with current year presentation.

2. BUSINESS ACQUISITIONS

 Oneida

  On September 14, 1995, the Company acquired all of the outstanding preferred and common stock of Oneida Molded Plastics Corp. ("Oneida") from a subsidiary of Chatwins Group, Inc. ("Chatwins"), a related party (see Note 13). The purchase price totaled approximately $3,415, including $3,107 paid to Chatwins, which was funded entirely from internal cash reserves of the Company. Oneida's liabilities on the closing date included $4,933 payable to Chatwins, which was restructured as a 10% note due September 17, 1997 (the "Chatwins Note"). The Company agreed to prepay the Chatwins Note if and to the extent that it realized proceeds from the sale of its oil and gas and other assets (see Note 3).

  The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Oneida's operations are included in the consolidated financial statements from the date of the acquisition.

  The fair values of assets and liabilities acquired, based on certain estimates, appraisals and actuarial and other studies obtained, are summarized as follows:

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

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

Rostone

  On February 2, 1996, the Company acquired (the "Rostone Acquisition") Rostone Corporation ("Rostone") which was merged with and into Oneida. The surviving corporation changed its name to Oneida Rostone Corp. ("ORC"). The purchase price payable to the stockholders of Rostone was an amount up to $4,001 as follows: (i) $1 in 1996, (ii) up to $2,000 in 1997 if Rostone achieved specified levels of earnings before interest and taxes (as provided in the merger agreement ) for 1996 and (iii) up to $2,000 in 1998 if Rostone achieved specified levels of earnings before interest and taxes for 1997. In addition, the Company incurred approximately $435 in acquisition related costs. Based on Rostone's earnings for 1996 and 1997, the Company will not pay any additional purchase price.

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

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

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
                                                                        -------
        Total.......................................................... $ 3,625

  During 1997, the legal ownership of DPL was reorganized to provide certain members of DPL's management with conditional ownership of 15% of DPL. Management's ownership will provisionally vest at the rate of up to 20% each year based on the achievement of certain earnings targets, and will fully vest when 100% provisionally vested or at the end of 2001. When fully vested, management has the right to put, and the Company has the right to call, such ownership for settlement in cash for an amount determined by a formula based on a multiple of earnings. Because of the put and call features, the Company accounts for this arrangement as a deferred compensation plan and not as a minority interest. At December 31, 1997, management was provisionally vested in 20% of their 15% ownership and deferred compensation of $74 had been accrued.

 Quality Molded Products

  On November 18, 1996, ORC acquired (the "QMP Acquisition") substantially all of the assets and the business and assumed certain liabilities of Quality Molded Products, Inc. ("QMP"). The purchase price paid by ORC was approximately $3,000 cash and the assumption of approximately $6,800 of debt and other liabilities. ORC borrowed approximately $4,100 under an existing secured credit facility to fund the $3,000 QMP Acquisition purchase price and repay a portion of the $3,100 bank debt assumed. The remaining $2,000 of the bank debt assumed was repaid from the Company's cash balances.

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

  The estimated fair values of assets and liabilities acquired in the QMP Acquisition are summarized as follows:

      Accounts Receivable.............................................. $ 2,315
      Inventories......................................................   2,149
      Other Current Assets.............................................      63
      Property, Plant and Equipment....................................   5,687
      Current Portion of Long-term Debt (1)............................  (1,599)
      Accounts Payable and Other Current Liabilities...................  (3,609)
      Long-term Debt (1)...............................................  (1,590)
                                                                        -------
        Total.......................................................... $ 3,416

--------
(1) Debt immediately repaid upon purchase as described above.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

 Pro Forma Results

  The following unaudited pro forma results of operations for 1996 and 1995 have been prepared assuming the acquisitions of Oneida, Rostone, DPL and QMP had occurred as of January 1, 1995. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisitions been consummated as of that date.

                                                               (UNAUDITED)
                                                              1996      1995
                                                            --------  --------
      Revenues............................................. $ 85,282  $ 96,950
      Loss From Continuing Operations......................   (2,865) $ (1,550)
      Net Loss............................................. $( 2,453) $(11,939)
      Loss per Share--Basic and Diluted.................... $   (.64) $  (3.12)

3. DISCONTINUED OPERATIONS

 Oil and Gas Operations

  Through November 1995, the Company was engaged in exploring for, developing, producing and selling crude oil and natural gas in the United States through the Company's wholly-owned subsidiary, Reunion Energy Company ("REC"). In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. The Company engaged an investment bank specializing in oil and gas transactions to assist in the sale of the oil and gas operations. On April 2, 1996, the Company entered into an agreement to sell REC, including substantially all of its oil and gas assets, to Tri-Union Development Corp. ("Tri-Union", a subsidiary of Tribo Petroleum Corporation) for a total price of approximately $11,375. On May 24, 1996 the Company completed the sale of REC for proceeds of $8,000 cash and a $2,200 six month note bearing interest at 12%. The purchase price received for REC's stock reflected adjustments for intercompany cash transfers by REC to the Company and certain expenditures by REC between January 1 and the May 24, 1996 closing date. The note was fully paid in February 1997. Upon completion of this transaction, the Company has substantially completed the disposal of its discontinued oil and gas operations.

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

  During 1996, the Company was notified that the insurance companies had approved the claim in the amount of $1,613 and the Company was paid in full. Accordingly, the Company recorded income from the disposition of the discontinued oil and gas operations of $1,122, net of $365 of adjustments to the purchase price for certain assets not sold and $126 of provisions for environmental remediation of those assets (See Note 14).

  Revenues from the discontinued oil and gas operations were $2,137 for 1996 through the date of sale of REC and $5,748 for the year ended December 31, 1995.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

 Agricultural and Real Estate Operations

  Through December 1996, the Company was engaged in agricultural and real estate operations consisting primarily of investments in The Juliana Preserve (the "Preserve") and in certain real estate controlled by the Preserve. In December 1996, the Company's Board of Directors concurred in the Preserve's plan to suspend the residential development activities and seek a buyer or buyers for the entire property. Based on an appraisal of the property for agricultural use, and on preliminary discussions with potential buyers, the Company recognized a loss of $2,000 in 1996 to recognize impairment of the real estate development costs and to reduce the carrying value of the agricultural operations to net realizable value, approximately $14,000.

  The Preserve was unsuccessful in finding a buyer for the entire property in 1997, and the property is not currently listed for sale with a broker. The Company is considering a limited wine grape development effort if financing can be arranged. As a result, the Company has reclassified the agricultural operations to continuing operations and has reversed the $710 estimated loss on disposal recognized in 1996. See Note 6 for a description of the Preserve and agricultural operations.

4. INVENTORIES

  Inventories at December 31, 1997 and 1996 consisted of the following:

                                                                    1997   1996
                                                                   ------ ------
      Raw materials............................................... $3,461 $3,719
      Work-in-process.............................................  1,440  1,170
      Finished goods..............................................  2,669  2,492
                                                                   ------ ------
        Total..................................................... $7,570 $7,381
                                                                   ====== ======

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at December 31, 1997 and 1996 consisted of the following:

                                                                1997     1996
                                                               -------  -------
      Plastic Products Segment:
        Machinery and equipment............................... $18,171  $19,255
        Buildings and improvements............................   6,763    5,837
        Land and improvements.................................     563      554
                                                               -------  -------
                                                                25,497   25,646
        Accumulated depreciation..............................  (2,119)  (1,313)
                                                               -------  -------
          Net................................................. $23,378  $24,333
                                                               -------  -------
      Agricultural Operations:
        Land and improvements.................................  13,230
        Equipment.............................................     793
                                                               -------
                                                                14,023
        Accumulated depreciation..............................  (2,108)
                                                               -------
          Net................................................. $11,915
                                                               -------
      Total property, plant and equipment, net................ $35,293  $24,333
                                                               =======  =======

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

6. INVESTMENT IN THE JULIANA PRESERVE

  The Company's agricultural operations consist primarily of investments in The Juliana Preserve and certain real estate controlled by the Preserve. The Preserve is a California general partnership, formed on October 1, 1994 by Juliana Vineyards and Crescent Farms Company (wholly owned subsidiaries of the Company, together referenced herein as "Juliana"), and Freedom Vineyards, Inc., a California corporation ("Freedom Vineyards"), to jointly farm, manage, develop and ultimately dispose of the combined interest of all the parties. In forming the joint venture, the parties effectively contributed their ownership interests in the agricultural and real estate operations in exchange for undivided ownership interests in the joint venture of 71.7% to Juliana and 28.3% to Freedom Vineyards, based on independent appraisals of their respective interests. Although Juliana has a 71.7% interest in the net income and net assets of the joint venture, it has a 50% voting interest in matters concerning the operation, development and ultimate disposition of the property, and therefore accounts for its investment on the equity method.

  The properties now controlled by The Juliana Preserve were originally acquired by Juliana in 1974 and at December 31, 1997 consisted of approximately 4,200 acres, of which approximately 1,400 acres are suitable for wine grape production and of which 350 acres are currently in production. Freedom Vineyards obtained its interest in 1993 when the Company conveyed 720 acres to Freedom Vineyards in satisfaction of $13,169 of indebtedness. Although the Company has given effective control of this property to the Preserve, it retains legal title. Accordingly, the property is presented as Property, Plant and Equipment in the accompanying consolidated balance sheet, and the Company's investment in the Preserve is presented as Investment in Joint Venture.

  In January 1995, the Preserve entered into a Development and Marketing Agreement with Juliana Pacific, Inc., a California corporation and an affiliate of Pacific Union Company ("Pacific Union"), to develop the Preserve into a master-planned estate-oriented residential community encompassing the entire vineyard. The joint venture agreement contemplated that development costs associated with the project would be financed solely from the assets of the joint venture, including the sale of such assets, or by development financing. In October 1995, the joint venture entered into a loan agreement with Washington Federal Savings ("WFS"), the parent of Freedom Vineyards, to provide $3,000 of development financing for this project.

  In December 1996, the Company's Board of Directors concurred with the joint venture's plan to suspend the residential development activities and seek a buyer or buyers for the entire property. During 1997, the Preserve abandoned its plans to pursue development of the residential community because of failure to obtain the necessary permits and approvals. In connection with these decisions, the Company recorded an impairment charge of $1,290 in 1996 and a further charge of $855 in 1997 for its equity in the write off of approximately $2,991 of development costs by the joint venture. The development loan to WFS was fully repaid in January 1998.

  During 1997, the Preserve was unsuccessful in finding a buyer for the entire property, but sold approximately 500 acres, including approximately 300 plantable acres, to a Napa Valley winery. The Preserve used the net proceeds to partially repay the WFS development loan. The property is not currently listed for sale with a broker, but the Preserve is continuing to discuss the sale of additional portions of the property with potential buyers. The Preserve is also discussing leasing portions of the property for wine grape development by other parties.

  The Company has agreed in principle with WFS for the Company to buy the WFS 28.3% interest in the Preserve for $5,950. The Company plans to undertake a limited wine grape development effort, which management believes will enhance the value of the property, if financing can be arranged. The Company is presently seeking such financing, but there are no assurances that it can be arranged.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

  In addition to the charges for write-off of development costs, the Company recognized income from its equity interest in the Preserve, net of depreciation on the real estate improvements and equipment owned by the Company and used by the Preserve, of $330 in 1997. In 1996 and 1995, the Company recognized losses, including depreciation, of $266 and $118 from its equity interest in the Preserve.

  At December 31, 1997, Juliana was obligated on indebtedness of $2,155 payable to an insurance company, which is collateralized by land and vineyards (see Note 8).

7. ASSETS HELD FOR SALE

  In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. As described in Note 14, the Company is in the process of environmental remediation of these properties. The Company intends to sell these properties when the litigation is resolved. The net carrying value was $231 at December 31, 1997.

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

8. DEBT

  Debt at December 31, 1997 and 1996 consisted of the following:

                                                                 1997    1996
                                                                ------- -------
Congress Revolver.............................................. $ 6,514 $ 7,220
Congress Term Loan.............................................   6,843   9,099
Other ORC Debt.................................................   7,168   6,411
Notes Payable to an Insurance Company..........................   2,155   2,325
Related Party Debt.............................................   1,542   1,385
                                                                ------- -------
  Total Debt................................................... $24,222 $26,440
                                                                ======= =======
Current Portion of Long-Term Debt.............................. $11,568 $10,865
Long-Term Debt.................................................  11,112  14,190
Long-Term Debt--Related Parties................................   1,542   1,385
                                                                ------- -------
  Total Debt................................................... $24,222 $26,440
                                                                ======= =======

 Congress Credit Facility

  The revolving credit and term loan facility (the "Loan Facility") with Congress Financial Corp ("Congress"), is secured by substantially all of ORC's domestic receivables, inventory, equipment, real property and general intangibles. The maximum credit available under the Loan Facility, subject to the availability of collateral, is $20,000. At December 31, 1997 the interest rate on term loan borrowings was 10.75% (Prime + 2.25%) and the interest rate on revolving credit borrowings was 10.5% (Prime + 2.0%). The Loan Facility terminates on February 2, 1999. At December 31, 1997, ORC had additional borrowing availability of $1,100 under the revolving credit facility. The Company must comply with financial covenants requiring the

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997
maintenance of minimum levels of working capital and of net worth, and covenants limiting other indebtedness, dividends and distributions and transactions with affiliates. At December 31, 1997, the Company is in compliance with all such covenants.

 Other ORC Debt

  Other ORC debt includes a $1,775 three-year 10% unsecured note issued in connection with the DPL Acquisition (Note 2); a $1,017 10% note payable to a creditor of Rostone, payable in quarterly installments subject to a subordination agreement with Congress; $1,414 of variable-rate term loans from DPL's bank, payable in monthly installments over twenty years; a $1,425 tax qualified Irish business expansion loan bearing interest at 1% and payable in 2002 and $1,537 of capital lease obligations, economic development loans and small business loans, generally secured by equipment or other assets of ORC and DPL and bearing interest at rates ranging from 5% to 18% at December 31, 1997.

 Notes Payable to an Insurance Company

  Notes payable to an insurance company consist of three notes. The first note in the amount of $1,611 is payable monthly with principal payments amortized based on a 20-year rate and due in full in December 1998. The interest rate was 6.7% per annum in 1996 and was adjusted to 8.0% in January 1997. The second note in the amount of $419 is payable semiannually with fixed principal payments and interest at 8.25% per annum and is due in full in January 1999. The third note in the amount of $124 is payable monthly with an interest rate of 8.25% per annum and is due in full in January 1999. The notes are collateralized by certain Juliana land parcels.

 Related Party Debt

  To facilitate the Rostone Acquisition and closing of the Congress credit facility. Mr. Bradley, the Chairman of Reunion Industries, purchased 50% of a $2,034 balance owed to a Rostone creditor. As a result of this transaction, Mr. Bradley and the creditor each hold a note from ORC in the amount of $1,017 bearing interest at 10% per annum and subordinated to the Congress indebtedness except that if certain conditions are met, regularly scheduled payments of interest may be paid when due (see Note 13).

  ORC is indebted to CGII pursuant to a $250 promissory note dated May 21, 1993 bearing interest at 15%. The note is subordinated to the prior payment of Congress indebtedness except that if certain conditions are met, monthly interest payments may be paid. The note is subject to offset rights by ORC for certain environmental costs incurred (See Note 14).

  Beginning in 1997, ORC has entered into capital leases for machinery and equipment with CPS Leasing, a subsidiary of Consumer Portfolio Services, Inc. ("CPS"). Mr. Bradley and Mr. Poole are Directors and shareholders of CPS. The leases are for terms of five to seven years, with a present value of future minimum lease payments of $157 as of December 31, 1997. The Company believes that the terms of these leases are comparable to those available from third parties.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

 Maturities

  The aggregate amounts of debt maturities are as follows:

      1998.............................................................. $11,568
      1999..............................................................   6,105
      2000..............................................................   3,087
      2001..............................................................     782
      2002..............................................................   1,531
      Thereafter........................................................   1,149
                                                                         -------
        Total........................................................... $24,222
                                                                         =======

9. EMPLOYEE BENEFITS

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

  Effective January 1, 1997, benefits for salaried employees except certain executives were frozen under the Oneida plan and no additional benefits will be earned for future service. In conjunction with the freeze, these employees are eligible to participate in the Company's merged 401(k) Plan as described below. Oneida hourly employees will continue to participate in the Oneida pension plan.

  The following table sets forth the net periodic pension cost for the Oneida Plan for the periods presented:

                                                                   PERIOD FROM
                                                                  SEPTEMBER 14,
                                         YEAR ENDED   YEAR ENDED     1995 TO
                                        DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                            1997         1996         1995
                                        ------------ ------------ -------------
Net Periodic Pension Cost:
  Service cost.........................    $ 156        $ 158         $ 58
  Interest cost on projected benefit
   obligation..........................      151          136           40
  Curtailment gain from benefits
   freeze..............................     (217)          --           --
  Net amortization and deferral of
   gains and losses....................      164           17           47
  Actual return on plan assets.........     (288)        (136)         (70)
                                           -----        -----         ----
Net periodic pension expense...........    $ (34)       $ 175         $ 75
                                           =====        =====         ====

  DPL Plan: DPL sponsors a defined benefit pension plan for its salaried staff employees. Benefits are based largely on years of service and salary over the last three years of employment. A lump sum death benefit is also provided, which is a multiple of salary. Hourly-paid employees are included for a modest level of death benefit only. The cost of the plan is met entirely by contributions paid by DPL. As recommended by its actuaries, DPL contributes a level percentage of salary every year. These contributions are expected to provide the benefits

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997
promised, allowing for future salary increases. The assets of the plan consist entirely of units in a pooled fund operated by a life assurance company.

  The following table sets forth the net periodic pension cost for the DPL Plan for the periods presented:

                                                                   PERIOD FROM
                                                                   NOVEMBER 18,
                                                       YEAR ENDED    1996 TO
                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
      Net Periodic Pension Cost
        Service cost.................................    $  57         $10
        Interest cost on projected benefit
         obligation..................................       31           4
        Net amortization and deferral of gains and
         losses......................................       73           1
        Actual return on plan assets.................     (123)         (7)
                                                         -----         ---
      Net periodic pension expense...................    $  38         $ 8
                                                         =====         ===

  The following table sets forth the funded status of the plans based on the most recent actuarial valuations, which were September 30, 1997 for the Oneida Plan and December 31, 1997 for the DPL Plan:

                                              1997                 1996
                                      -------------------- --------------------
                                      ONEIDA PLAN DPL PLAN ONEIDA PLAN DPL PLAN
                                      ----------- -------- ----------- --------
Funded Status of Defined Benefit
 Pension Plan:
Actuarial present value of vested
 benefit obligation..................   $1,832     $ 488     $1,418      $350
                                        ======     =====     ======      ====
Accumulated benefit obligation.......   $2,104       488     $1,449      $350
Effect of projected future
 compensation levels.................      159       174        346       243
                                        ------     -----     ------      ----
Projected benefit obligation for
 service rendered to date............    2,263       662      1,795       593
Plan assets at fair value............    1,959       799      1,620       619
                                        ------     -----     ------      ----
Projected benefit obligation in
 excess of plan assets...............      304      (137)       175       (26)
Unrecognized net gain................      205       247        481       272
                                        ------     -----     ------      ----
Accrued pension cost.................   $  509     $ 110     $  656      $246
                                        ======     =====     ======      ====

  The following table sets forth the actuarial assumptions used to develop the net periodic pension costs for the periods presented:

                                                               1997  1996  1995
                                                               ----  ----  ----
      Discount Rate:
        Oneida Plan........................................... 7.5%  8.5%  8.5%
        DPL Plan.............................................. 8.0%  8.0%   --
      Expected rate of return on plan assets:
        Oneida Plan........................................... 9.0%  9.0%  8.5%
        DPL Plan.............................................. 9.0%  9.0%   --
      Assumed compensation rate increase:
        Oneida Plan........................................... 4.0%  4.0%  4.0%
        DPL Plan.............................................. 6.0%  6.0%   --

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

 Deferred Compensation Plans

  The Company sponsors qualified contributory 401(k) plans covering substantially all domestic employees. Employees may elect to contribute up to an annually determined maximum amount permitted by law, and the Company makes matching contributions up to specified limits. The Company's contributions to the plan in each of the three years ended December 31, 1997 were not material.

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

  The components of the net periodic postretirement benefit cost are as follows:

                                                                    PERIOD FROM
                                                                    FEBRUARY 2,
                                                                      1996 TO
                                                                    DECEMBER 31,
                                                               1997     1996
                                                               ---- ------------
      Service cost............................................ $ 52     $ 45
      Interest cost...........................................  109      102
                                                               ----     ----
      Net periodic postretirement benefit cost................ $161     $147
                                                               ====     ====

  Health care benefits are funded as claims are paid. In 1997 and 1996, Rostone's cash payments for such benefits were approximately $50 and $64, respectively.

  The accumulated postretirement benefit obligation ("APBO") consisted of the following components:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
      Retirees........................................    $  607       $  597
      Fully eligible active participants..............        44           20
      Other active participants.......................       970          949
                                                          ------       ------
      Total...........................................     1,621        1,566
      Plan assets at fair value.......................        --           --
                                                          ------       ------
      APBO in excess of plan assets...................     1,621        1,566
      Unrecognized net gain...........................        73           81
                                                          ------       ------
      Postretirement benefit liability................    $1,694       $1,647
                                                          ======       ======

  Benefit costs were estimated assuming retiree health care costs would initially increase at a 10.0% annual rate, decreasing gradually to 5.3% after 15 years. A 1.0% increase in the assumed health care cost trend rate would have increased the APBO at December 31,1997 and postretirement benefit cost for 1997 by $183 and $17, respectively. The discount rate used to estimate the accumulated postretirement benefit obligation was 6.5% at December 31, 1997.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

 Postemployment Benefits

  Other than unemployment compensation benefits required by law, the Company does not provide postemployment benefits to former or inactive employees. The estimated future cost of unemployment compensation benefits is accrued as employee services are provided.

10. SHAREHOLDERS' EQUITY

 Name Change and Reincorporation

  On April 19, 1996, Reunion Resources Company merged with and into its wholly-owned subsidiary, Reunion Industries, Inc. ("RII"), pursuant to a merger agreement dated November 14, 1995. RII's Certificate of Incorporation authorizes the issuance of 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of "blank check" preferred stock, par value $.01 per share, and includes certain capital stock transfer restrictions (the "Transfer Restrictions") which are designed to prevent any person or group of persons from becoming a 5% shareholder of RII and to prevent an increase in the percentage stock ownership of any existing person or group of persons that constitutes a 5% shareholder by prohibiting and voiding any transfer or agreement to transfer stock to the extent that it would cause the transferee to hold such a prohibited ownership percentage. The Transfer Restrictions are intended to help assure that the Company's substantial net operating loss carryforwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" for federal income tax purposes.

 Treasury Stock

  In June 1996, the Company retired 257 shares of treasury stock, which reverted to unissued shares.

 Additional Paid-in Capital

  In 1996 paid-in capital was reduced $1,795, the cost of 257 shares of treasury stock retired. Paid-in capital was increased $123 in 1995 from the exercise of stock options (see Note 11). In 1995, $477 was credited to additional paid-in capital as a result of extending the expiration date of two warrants (see Note 11).

 Dividends

  No dividends have been declared or paid during the past three years with respect to the common stock of the Company. Cash dividends are limited by the availability of funds, including limitations on dividends and other transfers to Reunion by ORC contained in ORC's lending agreements (see Note 8).

11. STOCK OPTIONS AND WARRANTS

  At December 31, 1996, the Company has two stock option plans and outstanding warrants which are described below. In implementing FASB Statement 123 "Accounting for Stock-Based Compensation" in 1996, the Company elected to continue to apply the provisions of APB Opinion 25 and related Interpretations in accounting for its plans and warrants. Stock option grants during the periods presented were all at exercise prices equal to or above the current market price of the underlying security and, accordingly, no compensation cost has been recognized for the Company's stock option plans. During 1995, the Company extended the expiration date of certain warrants and recognized compensation cost of $477.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

  Had compensation cost for the Company's stock option plans and warrants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as indicated below:

                                                       1997    1996      1995
                                                       -----  -------  --------
      Net Loss............................ As reported $(271) $(2,282) $(13,970)
                                           Pro forma   $(302) $(2,327) $(14,144)
      Basic and Diluted
        Net Loss per Share................ As reported $(.07) $  (.59) $  (3.65)
                                           Pro forma   $(.08) $  (.60) $  (3.69)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: dividend yield of 0 percent for all years; expected volatility of 60 percent, risk-free interest rates of 6.1 percent and expected lives of 3 and 4 years. There were no options granted during 1997. Expected volatility was estimated based on historical performance of the Company's stock prices and is not necessarily an indication of future stock movements.

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

 1992 Warrants

  In addition, during 1992 the Company's Board of Directors approved the issuance of warrants to a director and to a consultant to the Board of Directors to purchase an aggregate of 150,000 shares of the Company's common stock at $1.562 per share, determined from the average market price of the 90 days preceding the effective date. The warrants became exercisable for two years on July 1, 1993. In June 1995, the expiration date of these warrants was extended to June 30, 1999 (see Note 13) and the Company recognized compensation expense of $477.

 1993 Option Plan

  Effective September 28, 1993, the Board of Directors of the Company approved the adoption of the 1993 Incentive Stock Option Plan (the "1993 Option Plan") for the granting of options or awards covering up to 250,000 shares of the Company's common stock to officers and other key employees. Under the terms of the 1993 Option Plan, the compensation committee of the Board of Directors is authorized to grant (i) stock options (nonqualified or incentive), (ii) restricted stock awards, (iii) phantom stock options, (iv) stock bonuses and
(v) cash bonuses in connection with grants of restricted stock or stock bonuses. In December 1993, the Company granted 80,000 incentive stock options to certain key employees at an exercise price of $6.00 per share. The

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997
options originally vested 50% in December 1994 and 50% in December 1995 and remained exercisable until December 1996. In January 1995, the Company granted 62,750 incentive stock options to certain key employees at an exercise price of $5.00 per share. The options originally vested 50% in January 1996 and 50% in January 1997 and remain exercisable until January 1999. As a result of Chatwins' acquisition of its common stock ownership in June 1995 (see Note
13), all of the outstanding options under the 1993 Option Plan at that date became immediately exercisable. In July 1996, the Company granted 55,000 incentive stock options to two officers at an exercise price of $4.375 per share. The options vest 20% in January 1997, 40% in July 1997 and 40% in July 1998, and are exercisable until July 1999.

  A summary of the status of the Company's stock options and warrants as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                1997              1996               1995
                          ----------------- ------------------ ------------------
                                  WEIGHTED-          WEIGHTED-          WEIGHTED-
                                   AVERAGE            AVERAGE            AVERAGE
                                  EXERCISE           EXERCISE           EXERCISE
FIXED OPTIONS             SHARES    PRICE   SHARES     PRICE   SHARES     PRICE
-------------             ------- --------- -------  --------- -------  ---------
Outstanding at beginning
 of year................  215,750   $2.47   255,750    $3.23   269,500    $2.76
Granted.................       --   $  --    55,000    $4.44    62,750    $5.00
Exercised...............       --   $  --        --    $  --   (56,500)   $2.45
Forfeited/Expired.......       --   $  --   (95,000)   $5.63   (20,000)   $5.50
                          -------           -------            -------
Outstanding at end of
 year...................  215,750   $2.47   215,750    $2.47   255,750    $3.23
Options exercisable at
 year-end                 193,750   $2.24   160,750    $1.97   255,750    $3.23
Weighted-average fair
 value of options ranted
 during the year........            $  --              $1.48              $2.44

  The following table summarizes information about stock options and warrants outstanding at December 31, 1997:

                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                          --------------------------------- --------------------
                                       WEIGHTED
                                        AVERAGE   WEIGHTED-             WEIGHTED
                            NUMBER     REMAINING   AVERAGE    NUMBER    AVERAGE
                          OUTSTANDING CONTRACTUAL EXERCISE  EXERCISABLE EXERCISE
EXERCISE PRICE            AT 12/31/97    LIFE       PRICE   AT 12/31/97  PRICE
--------------            ----------- ----------- --------- ----------- --------
$1.562...................   150,000    2.5 yrs.    $1.562     150,000    $1.562
$5.00....................    10,750       1 yr.    $ 5.00      10,750    $ 5.00
$4.44....................    55,000    1.5 yrs.    $ 4.44      33,000    $   44
                            -------                           -------
                            215,750                           193,750

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

12. TAXES ON INCOME

  The components of the Company's income tax expense are as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1997 1996 1995
                                                                  ---- ---- ----
      Current
        Federal.................................................. $--  $750 $--
        State....................................................  86   126  --
        Foreign..................................................  --    --  --
                                                                  ---  ---- ---
                                                                   86   876  --
        Deferred.................................................  --    --  --
                                                                  ---  ---- ---
                                                                  $86  $876 $--

  In September 1995, the Company amended its 1991 and 1992 Federal tax returns to request a refund of Alternative Minimum Tax ("AMT") previously paid. The refund resulted from the carryback of a capital loss originating from the sale, in 1993, of Reunion common stock owned by a subsidiary of the Company. The Company recorded a receivable for this refund in 1993 when the transaction occurred. The IRS has audited this refund request and has issued a formal IRS agent's report denying the refund claim, and asserting an additional tax deficiency for 1993. The Company has appealed the case to the IRS appeals division. Management believes it has provided a reasonable amount of documentation and technical arguments in support of its claim and expects to resolve the claim in 1998. Because of the uncertainty over realization of the refund, the Company recorded an allowance of $750 for the possible denial of the AMT refund claim with a corresponding charge to Income Tax Expense in 1996.

  As a result of continuing losses and the existence of significant net operating loss carryovers, the Company incurred no federal income tax liability or benefit during 1997, 1996 or 1995. As of December 31, 1997, the Company had net operating loss ("NOL") and investment tax credit ("ITC") carryforwards for federal income tax purposes totaling approximately $215,900 and $1,400, respectively. The NOL and ITC carryforwards expire as follows:

                                                                   NOL     ITC
                                                                 -------- ------
      1998...................................................... $  8,100 $  450
      1999......................................................   43,200    150
      2000......................................................   87,300    800
      2001......................................................   27,900     --
      2002......................................................   21,900     --
      2003-2007.................................................   22,100     --
      2008-2012.................................................    5,400     --
                                                                 -------- ------
                                                                 $215,900 $1,400

  The Company's ability to use these NOL's to offset future taxable income would be limited if an "ownership change" were to occur for federal income tax purposes. As described in Note 10, the merger of RRC into RII intended to decrease the likelihood of such an ownership change occurring.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

  Significant components of the Company's deferred tax position at December 31, 1997 and 1996 are as follows:

                                                              1997      1996
                                                            --------  --------
      Deferred tax liabilities:
        Excess tax depreciation and bases differences of
         assets............................................ $ (1,359) $ (1,251)
        Other..............................................      (31)      (28)
                                                            --------  --------
          Total deferred tax liabilities...................   (1,390)   (1,279)
                                                            --------  --------
      Deferred tax assets:
        NOL and ITC carryforwards..........................   74,806    75,617
        Bases differences of assets and liabilities........    2,584     2,597
        Other..............................................    1,378       892
                                                            --------  --------
          Total deferred tax assets........................   78,768    79,106
                                                            --------  --------
      Net deferred tax assets..............................   77,378    77,827
      Valuation allowance..................................  (77,378)  (77,827)
                                                            --------  --------
                                                            $  --0--  $  --0--
                                                            ========  ========

  The Company has continued to incur tax losses since emerging from bankruptcy in 1988, and there can be no assurance that the Company will be able to utilize the net operating and capital loss carryforwards in excess of that required to offset temporary differences which will result in future taxable income. Therefore, the Company has provided a valuation allowance for the net deferred tax asset. This valuation allowance decreased $449 in 1997, increased $1,388 during 1996, and decreased $11,399 during 1995 including $10,605 transferred to Net Assets of Discontinued Operations.

  The Company files a consolidated U.S. federal income tax return and its U.S. subsidiaries file combined or separate company income tax returns in states in which they conduct business. The Company's consolidated federal income tax returns for the years 1990 through 1993 are currently being audited in connection with the IRS audit of the Company's claim for refund of $750 of alternative minimum tax as a result of the capital loss carryback referred to above.

13. RELATED PARTY TRANSACTIONS

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

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

  Charles E. Bradley, Sr., a Director of the Company since June 20, 1995 and the President and Chief Executive Officer of the Company since October 26, 1995, is the Chairman and a Director of Chatwins and the beneficial owner of approximately 57% of the outstanding common stock of Chatwins. John G. Poole, a Director of the Company since April 19, 1996, is a Director of Chatwins and the beneficial owner of approximately 22% of the outstanding common stock of Chatwins. Thomas L. Cassidy, a Director of the Company since June 20, 1995, was a Director of Chatwins until June 1997.

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

  On September 14, 1995, the Company purchased from Chatwins Holdings, Inc. ("CHI"), a wholly-owned subsidiary of Chatwins, all of the issued and outstanding common stock and preferred stock of Oneida (the "Oneida Acquisition"). The aggregate purchase price paid to CHI for the shares totaled $3,107 which was funded entirely from internal cash reserves of the Company. Oneida's liabilities at the time of the Oneida Acquisition included $4,933 payable to Chatwins. The stock purchase agreement between the Company and Chatwins required the Company to cause Oneida to repay the indebtedness to Chatwins (the "Oneida/Chatwins Debt") plus interest thereon at 10% per annum from September 1, 1995 on or before September 14, 1997, or earlier from the net proceeds, if any, of the sale of the Company's other material assets. This debt was repaid in May 1996 from the proceeds of the sale of the oil and gas assets. The financial terms of the Oneida transaction were determined based on Oneida's financial position and results of operations at and for the six months ended June 30, 1995. The terms of the transaction were approved by the unanimous vote of the directors of the Company at the time with Messrs. Bradley and Cassidy abstaining.

  In 1995, Mr. Bradley made loans totaling $1,350 to the Company, which the Company then used as part of a $1,550 loan it advanced to Oneida evidenced by a 10% promissory note of Oneida payable November 2, 1997. Oneida used these funds to repay a portion of the Oneida/Chatwins Debt. The Company issued two notes to Mr. Bradley for the $1,350 he advanced, each bearing interest at a rate of 10% per annum and each due and payable on September 14, 1997. This debt was repaid in May 1996 from the proceeds of the sale of the oil and gas assets.

  On February 2, 1996, Rostone was merged with and into Oneida (the "Rostone Acquisition") pursuant to a Merger Agreement (the "Rostone/Oneida Agreement") and Oneida, as the surviving corporation, changed its name to Oneida Rostone Corp. ("ORC"). The purchase price payable by ORC under the Rostone/Oneida Agreement to the stockholders of Rostone was an amount up to $4,001 as follows: (i) $1 in 1996, (ii) up to $2,000 in 1997 if Rostone achieved specified levels of earnings before interest and taxes (as provided in the Rostone/Oneida Agreement) for the calender year 1996 and (iii) up to $2,000 in 1998 if Rostone achieved specified levels of earnings before interest and taxes for the calendar year 1997. Based on Rostone's earnings for 1996 and 1997, the Company did not pay any additional purchase price in l997 and will not pay any amount in 1998. The financial terms of the transaction were determined based on Rostone's financial position and results of operations for the fiscal year ended December 31, 1994 and for the eleven months ended November 30, 1995. The terms of the Rostone Acquisition were approved by the unanimous vote of the directors of the Company, including all disinterested directors. In the Rostone Acquisition, ORC acquired 100% of the preferred and common stock of Rostone from CGI Investment Corp. ("CGII") a company owned 51% by Stanwich Partners, Inc. ("SPI") and 49% by Chatwins. Mr. Bradley, Mr. Poole and Richard L. Evans, Executive Vice President, Chief Financial Officer and Secretary of the Company, are officers, directors and/or shareholders of SPI. Prior to the Rostone Acquisition certain officers of Oneida were also serving as officers of Rostone and CGII.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

  In connection with the Oneida Acquisition and the Rostone Acquisition, the Company hired Prudential Securities Incorporated ("Prudential") to act as its financial advisor and to provide opinions as to the fairness of the consideration paid by the Company in connection with each of the Oneida Acquisition (the "Oneida Consideration") and the Rostone Acquisition (the "Rostone Merger Consideration"). Prudential issued its opinions, dated September 7, 1995 and January 15, 1996, respectively, that, as of such dates, the Oneida Consideration and the Rostone Merger Consideration paid by the Company were fair to the Company from a financial point of view.

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

  To facilitate the closing of the Rostone Acquisition and the Loan Facility, Mr. Bradley entered into several financial arrangements with Congress and an existing creditor to Rostone. To induce Congress to consummate the Congress credit facility, Mr. Bradley guaranteed the obligations of ORC and its subsidiary under the Congress credit facility subject to a cap of $4,000, which cap declines over time to $2,000. Mr. Bradley will receive a credit support fee from ORC and subsidiary in an aggregate amount equal to one percent (1%) per annum of the amount guaranteed, payable monthly. Mr. Bradley's rights to payment of the monthly installments of the credit support fee are subordinated to the prior payment of indebtedness owing by ORC to Congress, except that if certain conditions are met, the monthly installments may be paid when due. As a further inducement to Congress, Mr. Bradley entered into an environmental indemnity agreement pursuant to which Mr. Bradley agrees to indemnify Congress against liabilities that may arise from environmental problems that may be associated with ORC's existing properties and to reimburse Congress for certain investigatory and cleanup costs that Congress may incur should Congress request that those activities be performed by ORC and should ORC fail to perform them.

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

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

  In connection with the QMP Acquisition on November 18, 1996, Congress extended to ORC a $1,000 temporary overformula line as part of the amendment of the Loan Facility to increase the maximum amount to $20,000. Mr. Bradley guaranteed the amounts, if any, borrowed under this overformula line, for a credit support fee from ORC of $1 per month. The overformula line expired February 14, 1997, and the fee terminated as of that date.

  Beginning in 1997, ORC has entered into leases for machinery and equipment with CPS Leasing, a subsidiary of Consumer Portfolio Services, Inc. ("CPS"). Mr. Bradley and Mr. Poole are Directors and shareholders of CPS. The leases are for terms of five to seven years. The Company believes that the terms of these leases are comparable to those available from third parties.

  In May, 1997, the Company loaned $1,500 to SST Acquisition Corp., a company in which Mr. Bradley and Mr. Poole are shareholders. The loan was repaid after three days with interest at 9% plus a $15 transaction fee.

  Under the arrangements described above, the consolidated financial statements include the following amounts and balances:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
      Interest Expense:
        Chatwins................................................ $--  $199 $139
        Mr. Bradley............................................. 112   178   23
        CGII....................................................  38    37   --
        SOG.....................................................  --     2   --
      Rent Expense:
        CPS Leasing.............................................  64    --   --
        Chatwins and Mr. Bradley................................  --    42   --
      Guarantee fees: Mr. Bradley...............................  41    55   30

                                                                        AS OF
                                                                      DECEMBER
                                                                         31,
                                                                     -----------
                                                                     1997  1996
                                                                     ----- -----
      Current liabilities: interest and fees:
        Mr. Bradley.................................................    28    20
        CGII........................................................    72    33
      Long term debt-related parties:
        Mr. Bradley................................................. 1,017 1,017
        CGII........................................................   368   368
        CPS Leasing.................................................   157    --
      Other liabilities: interest and fees payable to Mr. Bradley...   123   175

                                                                     AS OF
                                                                  DECEMBER 31,
                                                                      1997
                                                                  ------------
      Future minimum rental commitments under noncancellable
       operating leases: CPS Leasing.............................     706

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

  Effective April 1, 1996, the Company subleases from SPI approximately 1,500 square feet of office space in Stamford, Connecticut for its corporate offices. The Company believes that the terms of this sublease are at least as favorable to the Company as would be in the case in an arm's length transaction. The rent expense under this lease totaled $32 in 1997 and $23 in 1996.

 Boreta

  In 1992, the former Board of Directors approved a $300 five year, unsecured loan to John Boreta, the former President of the Company due on April 10, 1997. The loan bears interest at the London Interbank Offering Rate and accrued interest was payable annually through maturity. In March 1997, the Company agreed to accept payment of this note in installments, initially $5 per month and increasing to $20 per month, with final payment due April 1, 2000. The note will remain subject to immediate acceleration in the event any payment is not made as agreed. During 1997, payments totaling $61 were received.

14. COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  The Company and its subsidiaries are the defendants in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. The Company believes that any material liability which can result from any of such lawsuits or proceedings has been properly reserved for in the Company's consolidated financial statements or is covered by indemnification in favor of the Company or its subsidiaries, and therefore the outcome of these lawsuits or proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

  Except as described in the following paragraphs, the Company believes it is currently in material compliance with existing environmental protection laws and regulations and is not involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997
protection laws and regulations. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions that may be required, the Company has also employed outside consultants from time to time to advise and assist the Company's environmental compliance efforts with respect to its oil and gas properties. Except as described in the following paragraphs, the Company has not recorded any accruals for environmental costs.

  In February 1996, Rostone was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. The Company has accrued $160 based on current estimates of remediation costs. Certain of these costs are recoverable from the seller of Rostone.

  In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual of $685 for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed clean up methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any additional costs of possible alternative clean up methods because the nature and dollar amount of such alternative cannot presently be determined.

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

 Operating Leases

  At December 31, 1997, the Company's minimum rental commitments under noncancellable operating leases for buildings and equipment are as follows:

      1998............................................................... $  732
      1999...............................................................    673
      2000...............................................................    606
      2001...............................................................    586
      2002...............................................................    499
      Thereafter.........................................................    368
                                                                          ------
        Total............................................................ $3,464
                                                                          ======

  Total rental expenses were $702, $305 and $67 in 1997, 1996 and 1995, respectively.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  Cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts approximate fair value because of the short maturities of these instruments.

  Long term notes receivable. These notes, totaling approximately $459, were issued by individuals in private transactions with the Company. One note, for $274, bears interest at a variable rate and is payable in monthly installments through March 2000. The other notes, totaling $185, bear interest at 11% and mature in January 2000. It is not practicable to estimate the fair value of these instruments because no ready market exists for these instruments.

  Long term debt. Approximately 61% of the Company's long term debt has variable rates of interest and 33% bears interest at fixed rates approximating current market rates. Accordingly, management estimates that the carrying amounts approximate the fair value, approximately $22,680 at December 31, 1997 and $25,055 at December 31,1996. Approximately 6% ($1,542) of the long term debt is related party debt for which comparable instruments do not exist. Accordingly, it is not practicable to estimate the fair value of this debt. This debt bears interest at 10%, matures in installments through February 1999, is subject to subordination to the Company's Loan Facility, and is subject to prepayment under certain circumstances (see Note 8).

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1997

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  Results of operations by quarter for the years ended December 31, 1997 and 1996 are set forth in the following tables:

                                                    1997 QUARTER ENDED
                                             ---------------------------------
                                             MARCH 31 JUNE 30  SEPT 30 DEC 31
                                             -------- -------  ------- -------
Operating Revenue........................... $24,672  $23,471  $21,734 $23,501
Less Operating Costs and Expenses...........  23,700   23,152   20,821  23,192
                                             -------  -------  ------- -------
  Operating Income..........................     972      319      913     309
                                             -------  -------  ------- -------
Income (Loss) from continuing operations....     295     (418)     147  (1,005)
Income from discontinued operations.........      --       --       --     710
                                             -------  -------  ------- -------
Net Income (Loss)........................... $   295  $  (418) $   147 $  (295)
                                             =======  =======  ======= =======
Net Income (Loss) Per Share--Basic and
 Diluted.................................... $   .07  $  (.11) $   .04 $  (.07)
                                             =======  =======  ======= =======

  Significant items included above which might affect comparability are as follows:

Continuing operations:
  Writedown of excess equipment.............      --       --       --    (958)
  Writedown of joint venture development
   costs....................................      --       --       --    (855)
Discontinued operations:
  Reversal of loss on disposal of
   agricultural operations..................      --       --       --     710


                                                    1996 QUARTER ENDED
                                             ----------------------------------
                                             MARCH 31  JUNE 30 SEPT 30  DEC 31
                                             --------  ------- -------  -------
Operating Revenue........................... $13,952   $14,292 $14,041  $18,020
Less Operating Costs and Expenses...........  13,923    13,694  13,845   17,394
                                             -------   ------- -------  -------
  Operating Income..........................      29       598     196      626
                                             -------   ------- -------  -------
Income (Loss) from continuing operations....    (542)       15    (160)  (2,007)
Loss from discontinued operations...........      --     1,248      --     (836)
                                             -------   ------- -------  -------
Net Income (Loss)........................... $  (542)  $ 1,263 $  (160)  (2,843)
                                             =======   ======= =======  =======
Net Income (Loss) Per Share--Basic and
 Diluted ................................... $  (.14)  $   .33 $  (.04) $  (.74)
                                             =======   ======= =======  =======

  Significant items included above which might affect comparability are as follows:

Continuing operations:
  Adjustment of provision for severance and
   exit costs...............................      --       276      --       --
  Impairment of joint venture development
   costs....................................      --        --      --   (1,290)
  Allowance for possible denial of AMT
   refund claim.............................      --        --      --     (750)
Discontinued operations:
  Gain on disposal of oil and gas
   operations...............................      --     1,248      --     (126)
  Provision for loss on disposal of
   agricultural operations..................      --        --      --     (710)

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENTS SCHEDULE

To the Board of Directors
of Reunion Industries, Inc.

Our audit of the consolidated financial statements referred to in our report dated March 23, 1998 also included an audit of the Financial Statement Schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Stamford, Connecticut
March 23, 1998

                            REUNION INDUSTRIES, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (AMOUNTS IN THOUSANDS)

                                      ADDITIONS
                          BALANCE  ----------------
                         BEGINNING CHARGES TO                          BALANCE END
                          OF YEAR   EARNINGS  OTHER    DEDUCTIONS(1)     OF YEAR
                         --------- ---------- -----    -------------   -----------
Year ended December 31,
 1997:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts--trade
   receivables..........  $   434    $    4   $ --       $    (63)        $  375
  Allowance for doubtful
   accounts-- other
   current assets.......      317        18     --             --            335
  Reserve for excess and
   obsolete inventory...      321       224     --            (33)           512
  Deferred tax asset
   valuation reserve....   77,827        --     --           (449)        77,378
                          -------    ------   ----       --------        -------
    Totals..............  $78,899    $  246   $ --       $   (545)       $78,600
Year ended December 31,
 1996:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts--trade
   receivables..........  $   315    $    9   $305(2)    $   (195)       $   434
  Allowance for doubtful
   accounts--other
   current assets.......       --       317     --             --            317
  Reserve for excess and
   obsolete inventory...      138       139    184(2)        (140)           321
  Deferred tax asset
   valuation reserve....   76,439     1,388                    --         77,827
                          -------    ------   ----       --------        -------
    Totals..............  $76,892    $1,853   $489       $   (335)       $78,899
Year ended December 31,
 1995:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts.............  $   215    $   36   $283(2)    $   (219)(3)    $   315
  Reserve for excess and
   obsolete inventory...       --        49    151(2)         (62)           138
  Deferred tax asset
   valuation reserve....   87,838        --     --        (11,399)(3)     76,439
                          -------    ------   ----       --------        -------
    Totals..............  $88,053    $   85   $434       $(11,680)       $76,892

--------
(1) Utilization of established reserves, net of recoveries
(2) Added with the acquisition of businesses
(3) Includes balances reclassified to discontinued operations and other accounts

                                 EXHIBIT INDEX

  2.1  --Merger Agreement by and between Reunion Resources Company and Reunion
        Industries, Inc. Incorporated by reference to Exhibit 2.1 to
        Registration Statement on Form S-4 (No. 33-64325).
  3.1 --Certificate of Incorporation of Reunion Industries, Inc. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (No.
        33-64325).
  3.2  --Bylaws of Reunion Industries, Inc. Incorporated by reference to
        Exhibit 3.2 to Registration Statement on Form S-4 (No. 33-64325).
  4.1 --Specimen Stock Certificate evidencing the Common Stock, par value $.01 per share, of Reunion Industries, Inc. Incorporated by reference to
        Exhibit 4.1 to Registration Statement on Form S-4 (Registration No.
        33-64325).
 10.1 --Buttes Gas & Oil Co. 1992 Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form
        10-K for the year ended December 31, 1992.
 10.2  --Form of Stock Option Agreement for options issued pursuant to the 1992
        Nonqualified Stock Option Plan. Incorporated by reference to Exhibit
        10.36 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1992.
 10.3 --Form of Warrants expiring June 30, 1999 to purchase an aggregate of 150,000 shares of Common Stock of Reunion Industries, Inc. Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form
        10-K for the year ended December 31, 1992.
 10.4 --Reunion Resources Company 1993 Incentive Stock Plan. Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
 10.5  --Form of Stock Option Agreement for options issued pursuant to the 1993
        Incentive Stock Plan. Incorporated by reference to Exhibit 10.35 to the
        Company's Annual Report on Form 10-K for the year ended December 31,
        1993.
 10.6  --Vineyard Management Agreement between Juliana Vineyards and Freedom
        Vineyards, Inc. dated June 4, 1993, as amended. Incorporated by reference to Exhibit 4.27 to the Company's Current Report on Form 8-K dated June 25, 1993.
 10.7 --Joint Venture Agreement of The Juliana Preserve, a Joint Venture dated as of October 1, 1994. Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1994.
 10.8  --Development and Marketing Agreement by and between The Juliana
        Preserve, A Joint Venture, and Juliana Pacific, Inc. dated January 1,
        1995. Incorporated by reference to Exhibit 10.42 to the Company's
        Annual Report on Form 10-K for the year ended December 31, 1994.
 10.9  --Stock Purchase Agreement dated September 14, 1995, between Reunion
        Resources Company and Chatwins Holdings, Inc. relating to the purchase of Oneida Molded Plastics Corporation. Incorporated by reference to
        Exhibit 10.44 to the Company's Current Report on Form 8-K dated
        September 14, 1995.
 10.10 --Letter Agreement between Chatwins Group, Inc. and Reunion Resources
        Company dated September 14, 1995. Incorporated by reference to Exhibit
        10.45 to the Company's Current Report on Form 8-K dated September 14,
        1995.
 10.11 --Stock Purchase Agreement, dated April 2, 1996, between Tribo Petroleum
        Corporation and Reunion Resources Company. Incorporated by reference to
        Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 2,
        1996.
 10.12 --Subordinated Promissory Note Date 1996, made May 24, 1996 by Tri-Union
        Development Corporation in favor of Reunion Industries, Inc. in the original principal amount of $2,200,000. Incorporated by reference to
        Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 24,
        1996.

 10.13 --Pledge Agreement dated as of May 24, 1996, between Tribo Petroleum
        Corporation, as pledgor, and Reunion Industries, Inc., as secured party, covering all issued and outstanding capital stock of Tri-Union
        Development Corporation. Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated May 24, 1996.
 10.14 --Guaranty, dated May 24, 1996, made by Tribo Petroleum Corporation in favor of Reunion Industries, Inc. Incorporated by reference to Exhibit
        2.4 to the Company's Current Report on Form 8-K dated May 24, 1996.
 10.15 --Share Purchase Agreement dated October 17, 1996 between Allied Irish
        Banks Holdings and Investments Limited and DPL Acquisition Corp.
        Incorporated by reference to Exhibit 2.1 to the Company's Current
        Report on Form 8-K dated October 17, 1996.
 10.16 --Stock Purchase Agreement dated as of October 17, 1996 among Frank J.
        Guzikowski, DPL Acquisition Corp., Reunion Industries, Inc., Data
        Packaging International, Inc. and DPL Holdings, Inc. Incorporated by
        reference to Exhibit 2.2 to the Company's Current Report on Form 8-K
        dated October 17, 1996.
 10.17 --Asset Purchase Agreement between Oneida Rostone Corp., Quality Molded
        Products, Inc. and Don A. Owen, dated November 18, 1996. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K
        dated November 18, 1996.
 10.18 --Loan and Security Agreement dated February 2, 1996 between Congress
        Financial Corporation as Lender and Oneida Rostone Corp. and Oneida
        Molded Plastics Corp. of North Carolina as borrowers. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
        10-Q for the Period Ended September 30, 1996.
 10.19 --Amendment No. 1 to Loan and Security Agreement dated October 21, 1996 modifying original Loan and Security Agreement dated February 2, 1996 between Congress Financial Corporation as Lender and Oneida Rostone
        Corp. and Oneida Molded Plastics Corp. of North Carolina as borrowers.
        Incorporated by reference to the Company's Quarterly Report on Form
        10-Q for the Period Ended September 30, 1996.
 10.20 --Amendment No. 2 to Loan and Security Agreement dated November 18, 1996 modifying original Loan and Security Agreement dated February 2, 1996 between Congress Financial Corporation as Lender and Oneida Rostone
        Corp. and Oneida Molded Plastics, Corp. of North Carolina as Borrowers.
        Incorporated by reference to Exhibit 10.1 to the Company's Current
        Report on Form 8-K dated November 18, 1996.
 10.21 --Amendment No. 3 to Loan and Security Agreement dated December 31, 1996 modifying original Loan and Security Agreement dated February 2, 1996 between Congress Financial Corporation as Lender and Oneida Rostone
        Corp. and Oneida Molded Plastics, Corp. of North Carolina as Borrowers.
        Incorporated by reference to Exhibit 10.23 to the Company's Annual
        Report on Form 10-K for the year ended December 31, 1996.
 10.22 --Employment Agreement effective January 1, 1995 between Oneida Molded
        Plastics Corporation as Employer and David N. Harrington as Employee.
        Incorporated by reference to Exhibit 10.24 to the Company's Annual
        Report on Form 10-K for the year ended December 31, 1996.
 11.1  --Computation of Earnings Per Share.*
 21.1  --List of subsidiaries and jurisdictions of organization.*
 23.1  --Consent of Independent Public Accountants--Price Waterhouse LLP.*
 23.2  --Consent of Independent Public Accountants--Arthur Andersen LLP.*
 23.2  --Consent of Prudential Securities Incorporated. Incorporated by
        reference to Exhibit 23.2 to the Company's Registration Statement on
        Form S-4 (No. 33-64325).
 27    --Financial Data Schedule*
 99.1  --Opinion of Arthur Andersen LLP, dated March 27, 1996.*

--------
* Filed herewith