Form 10-Q
period 1998-03-31
REUNION INDUSTRIES INC
filed 1998-05-14
CIK 1003429

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO


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

                              Yes [X]     No [_]

  As of May 1, 1998 the Registrant had 3,862,565 shares of common stock, par value $.0l, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I.Financial Information
Item 1.Financial Statements
  Consolidated Balance Sheets--March 31 , 1998 (Unaudited) and December
   31, 1997...............................................................   2
  Consolidated Statements of Operations (Unaudited) Three Months Ended
   March 31, 1998 and 1997................................................   4
  Consolidated Statements of Cash Flows (Unaudited) Three Months Ended
   March 31, 1998 and 1997................................................   5
  Notes to Consolidated Financial Statements (Unaudited)..................   6
Item 2.Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   7
Part II.Other Information
Item 1.Legal Proceedings..................................................  10
Item 6.Exhibits and Reports on Form 8-K...................................  10
Signature.................................................................  11

                          FORWARD LOOKING STATEMENTS

  This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements speak only as of the date of this Form 10-Q, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The Company's operations are affected by domestic and international economic conditions which affect the volume and pricing of sales of business and consumer goods, for which the Company produces components, the cost and availability of materials, labor and other goods and services used in the Company's operations and the cost of interest on the Company's debt, among other factors.

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                        MARCH 31,  DECEMBER 31,
                        ASSETS                            1998         1997
                        ------                         ----------- ------------
                                                       (UNAUDITED)
Current Assets
  Cash and Cash Equivalents...........................   $   880     $ 2,085
  Accounts Receivable, Less Allowance for Doubtful
   Accounts of $397 and $375, respectively............    14,012      12,284
  Inventories.........................................     8,361       7,570
  Customer Tooling-in-Process.........................     2,145       1,773
  Other Current Assets................................       468         495
                                                         -------     -------
    Total Current Assets..............................    25,866      24,207
                                                         -------     -------
Property, Plant and Equipment--Net....................    35,241      35,293
                                                         -------     -------
Other Assets
  Goodwill............................................     8,883       9,060
  Investment in Joint Venture.........................     1,622       1,622
  Debt Issuance Costs.................................       258         344
  Assets Held for Sale................................       299         369
  Other...............................................     1,094       1,164
                                                         -------     -------
                                                          12,156      12,559
                                                         -------     -------
                                                         $73,263     $72,059
                                                         =======     =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current Liabilities
  Current Portion of Long-Term Debt...................   $12,034     $11,568
  Accounts Payable....................................    11,581       9,328
  Advances From Customers.............................     2,125       2,484
  Other Current Liabilities...........................     5,271       4,654
                                                         -------     -------
    Total Current Liabilities.........................    31,011      28,034
Long-Term Debt........................................     9,249      11,112
Long-Term Debt--Related Parties.......................     1,518       1,542
Other Liabilities.....................................     3,009       3,054
                                                         -------     -------
    Total Liabilities.................................    44,787      43,742
                                                         -------     -------
Commitments and Contingencies
Shareholders' Equity
  Common Stock ($.01 par value; 20,000 authorized;
   3,863 and 3,855 issued and outstanding,
   respectively)......................................        38          38
  Additional Paid-in Capital..........................    29,275      29,242
  Retained Earnings (Since January 1, 1989)...........      (305)       (578)
  Foreign Currency Translation Adjustments............      (532)       (385)
                                                         -------     -------
    Total Shareholders' Equity........................    28,476      28,317
                                                         -------     -------
                                                         $73,263     $72,059
                                                         =======     =======

          See Accompanying Notes to Consolidated Financial Statements

                            REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
Net Sales..................................................... $26,368  $24,672
Cost of Sales.................................................  22,356   20,839
                                                               -------  -------
Gross Profit..................................................   4,012    3,833
Selling, General and Administrative Expenses..................   2,952    2,861
                                                               -------  -------
Operating Profit..............................................   1,060      972
Other Income and (Expense)
  Interest Expense............................................    (736)    (754)
  Other, Including Interest Income............................       2      129
                                                               -------  -------
                                                                 (734)     (625)
                                                               -------  -------
Income Before
  Income Taxes................................................     326      347
  Income Tax Expense..........................................     (52)     (52)
                                                               -------  -------
Net Income.................................................... $   274  $   295
Foreign currency translation adjustment.......................    (147)     (74)
                                                               -------  -------
Comprehensive Income.......................................... $   127  $   221
                                                               =======  =======
Net Income Per Share
  Basic....................................................... $  0.07  $  0.08
                                                               =======  =======
  Diluted..................................................... $  0.07  $  0.07
                                                               =======  =======
Weighted Average Number of Common Shares Outstanding
  Basic.......................................................   3,857    3,855
                                                               =======  =======
  Diluted.....................................................   3,968    3,949
                                                               =======  =======


          See Accompanying Notes to Consolidated Financial Statements.

                            REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
Cash Flows From Operating Activities:
 Net Income.................................................. $   274  $   295
  Adjustments to Reconcile Net Income to Net Cash Provided by
   Operating Activities Depreciation and Amortization........   1,080      879
                                                              -------  -------
                                                                1,354    1,174
 Changes in Assets and Liabilities:
  Increase in Accounts Receivable............................  (1,728)  (2,566)
  Increase in Inventory......................................    (791)    (348)
  (Increase) Decrease in Other Current Assets................    (345)     320
  Increase in Accounts Payable...............................   2,253      532
  Increase in Other Current Liabilities......................     258      772
  Other......................................................      32     (869)
                                                              -------  -------
Net Cash Provided by (Used in) Operating Activities..........   1,033     (985)
Cash Flows From Investing Activities:
 Collection of Note Receivable from Sale of Oil and Gas
  Business...................................................      --    2,200
 Capital Expenditures........................................    (849)    (975)
                                                              -------  -------
Net Cash Provided by (Used In) Investing Activities..........    (849)   1,225
Cash Flows From Financing Activities:
 Increase in Revolver Borrowings.............................      91    1,336
 Proceeds from Issuance of Debt Obligations..................      --      713
 Payments of Debt Obligations................................  (1,512)    (812)
 Proceeds from exercise of stock options.....................      32       --
                                                              -------  -------
Net Cash Used in Financing Activities........................  (1,389)   1,237
Increase in Cash and Cash Equivalents........................  (1,205)   1,477
Cash and Cash Equivalents at Beginning of Period.............   2,085    1,407
                                                              -------  -------
Cash and Cash Equivalents at End of Period................... $   880  $ 2,884
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

 Financial Statements at March 31, 1998

  The Consolidated Balance Sheet at March 31, 1998, and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1998 and 1997 included herein are unaudited; however, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 Earnings Per Share

  Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during this period. Potential common shares include shares issuable upon exercise of the Company's stock options and warrants.

 Accounting Pronouncements

  The Company has adopted FASB Statement No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components.

  The Financial Accounting Standards Board (FASB) has issued several accounting pronouncements which the company will be required to adopt in future periods.

  FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. Although the Company operates in only one segment, the Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers which have not previously been presented in the consolidated financial statements and related notes. The company will adopt Statement No. 131 for 1998 year end reporting purposes.

  FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" revises employers' disclosures about pension and other postretirement benefit plans. The Statement does not change the measurement or recognition for those plans. It increases and standardizes the disclosure requirements for pensions and other postretirement benefits and eliminates certain disclosures that are no longer as useful as they previously were. The Company will adopt Statement No. 132 for 1998 year end reporting purposes.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 2. INVENTORIES

  Inventories consisted of the following:

                                                          MARCH 31, DECEMBER 31,
                                                            1998        1997
                                                          --------- ------------
      Raw Materials......................................  $4,105      $3,461
      Work-in process....................................   1,357       1,440
      Finished Goods.....................................   2,899       2,669
                                                           ------      ------
        Total............................................  $8,361      $7,570
                                                           ======      ======

NOTE 3. CONTINGENCIES

  On April 24, 1998, a jury in state district court in Harris County, Texas returned jury verdict findings that Bargo Energy Company had a right to terminate a November 1995 contract with Reunion and that Reunion committed fraud against Bargo. The November 1995 contract concerned the sale of Reunion's discontinued oil and gas business. The jury recommended that an award of $5,000 in punitive damages be assessed against Reunion. Reunion maintained at trial and continues to maintain that Bargo was required to close the transaction and that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The court has not entered judgment on the jury findings, and the matter is set for further hearings, including for consideration of attorney fees which may be awarded in addition to the jury recommendation. Reunion intends to oppose entry of any judgment based on the jury findings and, if necessary, to appeal any such judgment. No accrual has been recorded for any amount that may be due if the Company is unsuccessful in its appeal. Management believes, based on consultation with counsel, that it is more likely than not that any judgment based on a finding of fraud, any award of attorneys' fees based on a finding of fraud and punitive damages would be overturned on appeal.

  In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $716 plus interest. Of this amount, $645 results from the auditor's conclusion that income from gains on sales of certain Canadian assets in 1991 should be reclassified from nonbusiness to business income. The Company believes its classification of such income was correct, and has appealed the assessment of tax. If the Company's positions prevail on this issue, management believes that the amounts due would not exceed amounts previously paid or provided for. No additional accruals have been made for any amounts that may be due if the Company does not prevail because the outcome cannot be determined. The Company recorded a provision for $85 for certain other adjustments proposed.

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

  The Company and Chatwins Group, Inc., a Delaware corporation that owns 38% of the issued and outstanding shares of common stock of the Company ("CGI" or "Chatwins"), have entered into negotiations regarding the terms of a possible stock-for-stock merger of CGI with and into the Company. The Company is in the process of negotiating the terms of a commitment letter from potential lenders to finance the merger and the ongoing operations of a combined corporation. A committee comprised of the independent members of the Board of Directors of the Company will consider the proposed merger terms, possible financing alternatives and the report of Reunion's investment banker at a meeting to be held on May 19, 1998. If such a merger is approved by such independent directors and the Board of Directors of the Company and the Board of Directors of CGI and requisite approvals are obtained, including approvals of the stockholders of the Company and CGI, the consummation of the merger could occur during the third quarter of this year. There can be no assurances that these transactions will be approved or consummated.

RESULTS OF OPERATIONS

 Three months ended March 31, 1998

  The Company recognized net income of $0.3 million during the three months ended March 31, 1998 compared to net income of $0.3 million for the comparable prior year period.

  PLASTICS PRODUCTS SEGMENT: The Company, through its wholly owned subsidiary Oneida Rostone Corp. ("ORC"), manufactures high volume, precision plastic products and provides engineered plastic services. Revenues and operating income of the plastic products segment were $26.4 million and $1.6 million, respectively, for the three months ended March 31, 1998. This compares to revenues and operating profit of $24.7 million and $1.4 million, respectively, for the three months ended March 31, 1997.

  Revenues increased $1.7 million to $26.4 million for the three months ended March 31, 1998 from $24.7 million for the three months ended March 31, 1997. The 6.9% increase in revenues is attributable to increased sales from new customer programs at ORC's subsidiary in Ireland, partially offset by lower sales at certain U.S. operations. Tooling sales for the three months ended March 31, 1998 were $1.8 million, versus tooling sales of $1.5 million for the prior year period. Plastic products segment backlog totaled $22.3 million at March 31, 1998, compared to backlog of $21.9 million at December 31, 1997 and backlog of $24.7 million at March 31, 1997.

  Cost of sales totaled $22.4 million, or 84.9% of net sales, for the three months ended March 31, 1998 compared to $20.9 million, or 84.3% of net sales for the three months ended March 31, 1997. As a result of the increase in sales, gross margins increased to $4.0 million for the three months ended March 31, 1998 from $3.8 million in the prior year period.

  Selling, general and administrative expenses were $2.4 million for the three months ended March 31, 1998, compared to $2.4 million for the three months ended March 31, 1997. Operating income was $1.6 million for the three months ended March 31, 1998 compared to $1.4 million in the comparable 1997 period.

  CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $0.5 million for the three months ended March 31, 1998 compared to $0.4 million for the three months ended March 31, 1998.

  OTHER INCOME AND (EXPENSE): Interest expense was $0.7 million for the three months ended March 31, 1998 compared to $0.8 million for the prior year period.

  The Company participates in the wine grape agriculture industry through its equity investment in the Juliana Preserve joint venture. The Juliana Preserve results are seasonal with the majority of revenues and expenses realized after harvest in the fourth quarter. The Company recognized a loss of $0.1 million during the three months ended March 31, 1998 from its equity interest in the Preserve.

LIQUIDITY AND CAPITAL RESOURCES

 Summary of 1997 Activities

  Cash and cash equivalents totaled $0.9 million at March 31, 1998. During the three months ended March 31, 1998, cash decreased $1.2 million, with $1.0 million provided by operations, $0.8 million used in investing activities and $1.4 million used in financing activities.

  INVESTING ACTIVITIES: Capital expenditures were $0.8 million in the three months ended March 31, 1998.

  FINANCING ACTIVITIES: Principal payments reduced long-term obligations by $1.5 million in the three months ended March 31, 1998. Proceeds from net revolving loan borrowings in the period totaled $0.1 million.

  OPERATING ACTIVITIES: Net cash provided by operating activities was $1.0 million in the three months ended March 31, 1998.

 Factors Affecting Future Liquidity

  Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, ORC and agricultural operations.

  CORPORATE: Corporate expenses, including salaries and benefits, professional fees and other public company costs, are expected to approximate $1.6 million annually. Legal costs to appeal the Bargo litigation as described below will add to corporate requirements. In addition, a significant portion of the $0.7 million accrued for environmental remediation of the Louisiana properties, described below, is expected to be expended during 1998. The Company's source of funds for these expenses and for future acquisitions, other than from additional borrowings, are from cash balances, and permitted payments by ORC. The Corporate cash balance at March 31, 1998 was $0.8 million.

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

  Without additional financing, management believes that the Company will not have sufficient resources to meet its corporate expenses and legal and environmental costs as they become due over the next twelve months. In the Company's discussions with potential lenders for new financing arrangements in connection with the possible merger with CGI, the Company is pursuing financing terms that will not include restrictions on transfers between it and its subsidiaries. If the merger with CGI and related financing do not materialize, the Company will consider alternative funding sources.

  ORC: ORC borrows for its operating requirements under a credit facility with Congress. The credit facility as amended provides for maximum borrowings of $20.0 million under a term loan in the original amount of $7.7 million and revolving loans based on the eligible balances of accounts receivable and inventory. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, over the next twelve months. At March 31, 1998 ORC had $1.8 million in revolving credit availability.

  AGRICULTURAL OPERATIONS: The Company has agreed in principle with its joint venture partner, Washington Federal Savings, ("WFS"), for the Company to buy the WFS 28.3% interest in the Juliana Preserve joint venture for $5.95 million. The Company also plans to undertake a limited wine grape development effort, which management believes will enhance the value of the property. Based on projections of farming costs and capital requirements for the 1998 crop year, the Company believes that it will need to obtain outside financing to fund the purchase of the WFS interests and development effort. The Company is working with present and prospective lenders to refinance existing agricultural debt and fund development efforts, but there can be no assurances that such financing will be arranged. Collateral for any new borrowings is expected to be provided by the underlying agricultural assets and vineyard acreage. Management expects the combination of farming revenues plus prospective borrowings to be sufficient to fund the agricultural operations over the next twelve months.

 Contingencies and Uncertainties

  On April 24, 1998, a jury in state district court in Harris County, Texas returned jury verdict findings that Bargo Energy Company had a right to terminate a November 1995 contract with Reunion and that Reunion committed fraud against Bargo. The November 1995 contract concerned the sale of Reunion's discontinued oil and gas business. The jury recommended that an award of $5.0 million in punitive damages be assessed against Reunion. Reunion maintained at trial and continues to maintain that Bargo was required to close the transaction and that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The court has not entered judgment on the jury findings, and the matter is set for further hearings, including for consideration of attorney fees which may be awarded in addition to the jury recommendation. Reunion intends to oppose entry of any judgment based on the jury findings and, if necessary, to appeal any such judgment. If a judgment is entered by the court, the Company will be required to post a bond in the amount of the judgment to avoid Bargo initiating actions to enforce the judgment while the Company appeals. No accrual has been recorded for any amount that may be due if the Company is unsuccessful in its appeal. Management believes, based on consultation with counsel, that it is more likely than not that any judgment based on a finding of fraud, any award of attorneys' fees based on a finding of fraud and punitive damages would be overturned on appeal.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company filed suit in the 125th Judicial District Court of Harris County, Texas against Bargo Energy Company ("Bargo") and its general partners, Chisos Corporation, Austin Resources Corporation, Shearwave, Inc., Brazos Oil & Gas Corporation, and Schroder Oil Financing & Investment Company, on January 16, 1996 for damages and relief arising out of Bargo's repudiation of its agreement to purchase all outstanding shares of the capital stock of the Company's subsidiary, Reunion Energy Company ("REC"). Bargo had agreed to pay the Company $15.1 million for REC's capital stock, subject to certain potential adjustments in the purchase price as set forth in the Stock Purchase Agreement between the Company and Bargo and had deposited $0.5 million with a contractual escrow agent in accordance with the terms of the Stock Purchase Agreement. The Company alleged in its complaint that Bargo tortiously interfered with a prospective stock purchase agreement with another purchaser of REC's stock, and then wrongfully repudiated its agreement to purchase REC's stock. The Company also asserted claims against Bargo for breach of contract and breach of duty of good faith and fair dealing, and sought damages under these theories of liability. Bargo also filed suit against the Company claiming that the Company, its investment bankers, and certain individuals fraudulently misrepresented information and fraudulently induced Bargo into signing the Stock Purchase Agreement. Bargo also asserted claims for breach of contract and warranty, return of its escrow, and for unspecified damages under these theories of liability. The cases were consolidated in the 334th Judicial District Court of Harris County, Texas, and the consolidated case was realigned with the Company as plaintiff.

  On April 24, 1998, after a three week trial, a jury returned jury verdict findings that Bargo Energy Company had a right to terminate the contract with Reunion and that Reunion committed fraud against Bargo. The jury recommended that an award of $5.0 million in punitive damages be assessed against Reunion. Reunion maintained at trial and continues to maintain that Bargo was required to close the transaction and that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The court has not entered judgment on the jury findings, and the matter is set for further hearings, including for consideration of attorney fees which may be awarded in addition to the jury recommendation. Reunion intends to oppose entry of any judgment based on the jury findings and, if necessary, to appeal any such judgment. Management believes, based on consultation with counsel, that it is more likely than not that any judgment based on a finding of fraud, any award of attorneys' fees based on a finding of fraud and punitive damages would be overturned on appeal. If any such judgment is entered and not overturned on appeal, the Company intends to pay its obligations with respect to such judgment out of the proceeds of the refinancing which is anticipated to be consummated in connection with the proposed merger with Chatwins. If such merger or refinancing were not consummated, however, the Company would be obligated to seek alternative funding sources, including a sale of assets.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit

    11.1 Computation of Earnings

    27   Financial Data Schedule

  (b) Current Reports on Form 8-K

    During the quarter ended March 31, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REUNION INDUSTRIES, INC.
                                        (Registrant)

                                                  /s/ Richard L. Evans
                                        By______________________________________
                                           Richard L. Evans
                                           Executive Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

Date: May 14, 1998