Form 10-Q
period 1998-06-30
REUNION INDUSTRIES INC
filed 1998-08-13
CIK 1003429

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                               Yes  X  No     .

  As of July 31, 1998 the Registrant had 3,900,065 shares of common stock, par value $.01, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
         Consolidated Balance Sheets--June 30, 1998 (Unaudited) and
          December 31, 1997..............................................    2
         Consolidated Statements of Operations (Unaudited) Three Months
          and Six Months Ended June 30, 1998 and 1997....................    4
         Consolidated Statements of Cash Flows (Unaudited) Six Months
          Ended June 30, 1998 and 1997...................................    5
         Notes to Consolidated Financial Statements (Unaudited)..........    6
 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    9
 PART II. OTHER INFORMATION
 Item 1. Legal Proceedings...............................................   13
 Item 6. Exhibits and Reports on Form 8-K................................   14
 Signature...............................................................   15

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
                        ASSETS
                        ------
CURRENT ASSETS
  Cash and Cash Equivalents...........................   $   314     $ 2,085
  Accounts Receivable, Less Allowance for Doubtful
   Accounts of $323 and $375, respectively............    12,991      12,284
  Inventories.........................................     8,314       7,570
  Customer Tooling-in-Process.........................       618       1,773
  Other Current Assets................................       505         495
                                                         -------     -------
    Total Current Assets..............................    22,742      24,207
                                                         -------     -------
PROPERTY, PLANT AND EQUIPMENT--NET....................    35,777      35,293
                                                         -------     -------
OTHER ASSETS
  Goodwill............................................     8,712       9,060
  Investment in Joint Venture.........................     1,622       1,622
  Other...............................................     2,058       1,877
                                                         -------     -------
                                                          12,392      12,559
                                                         -------     -------
                                                         $70,911     $72,059
                                                         =======     =======



          See Accompanying Notes to Consolidated Financial Statements

                            REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES
  Current Portion of Long-Term Debt...................  $ 12,718     $11,568
  Accounts Payable....................................    10,807       9,328
  Advances From Customers.............................       984       2,484
  Accrued Bargo Judgment..............................     8,825          --
  Other Current Liabilities...........................     5,669       4,654
                                                        --------     -------
    Total Current Liabilities.........................    39,003      28,034
LONG-TERM DEBT........................................     8,719      11,112
LONG-TERM DEBT--RELATED PARTIES.......................     1,494       1,542
OTHER LIABILITIES.....................................     3,635       3,054
                                                        --------     -------
    Total Liabilities.................................    52,851      43,742
                                                        --------     -------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common Stock ($.01 par value; 20,000 authorized;
   3,900 and 3855 issued and outstanding,
   respectively)......................................        39          38
  Additional Paid-in Capital..........................    29,332      29,242
  Retained Earnings (Since January 1, 1989)...........   (10,837)       (578)
  Foreign Currency Translation Adjustments............      (474)       (385)
                                                        --------     -------
    Total Shareholders' Equity........................    18,060      28,317
                                                        --------     -------
                                                        $ 70,911     $72,059
                                                        ========     =======


          See Accompanying Notes to Consolidated Financial Statements

                            REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30,            JUNE 30,
                                        -------------------- -----------------
                                          1998       1997      1998     1997
                                        ---------  --------- --------  -------
NET SALES.............................. $  24,704  $ 23,471  $ 51,072  $48,143
COST OF SALES..........................    21,279    20,251    43,635   41,090
                                        ---------  --------  --------  -------
GROSS PROFIT...........................     3,425     3,220     7,437    7,053
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES..............................     3,082     2,901     6,034    5,762
                                        ---------  --------  --------  -------
OPERATING INCOME.......................       343       319     1,403    1,291
OTHER INCOME AND (EXPENSE)
  Interest Expense.....................      (758)     (786)   (1,494)  (1,540)
  Provision for Bargo Judgment.........    (8,825)       --    (8,825)      --
  Other, Including Interest Income.....       (67)      133       (65)     262
                                        ---------  --------  --------  -------
                                           (9,650)     (653)  (10,384)  (1,278)
                                        ---------  --------  --------  -------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES........    (9,307)     (334)   (8,981)      13
  Income Tax Expense...................       (23)      (84)      (75)    (136)
                                        ---------  --------  --------  -------
LOSS FROM CONTINUING OPERATIONS........    (9,330)     (418)   (9,056)    (123)
LOSS FROM DISCONTINUED OPERATIONS......    (1,200)       --    (1,200)      --
NET LOSS...............................   (10,530)     (418)  (10,256)    (123)
  Foreign currency translation
   adjustment..........................        58      (144)      (89)    (218)
                                        ---------  --------  --------  -------
COMPREHENSIVE INCOME (LOSS)............  $(10,472) $   (562) $(10,345) $  (341)
                                        =========  ========  ========  =======
NET LOSS PER SHARE--BASIC AND DILUTED
  Loss from Continuing Operations...... $   (2.41) $  (0.11) $  (2.35) $ (0.03)
  Loss from Discontinued Operations....     (0.31)       --     (0.31)      --
                                        ---------  --------  --------  -------
    Net Loss........................... $   (2.72) $  (0.11) $  (2.66) $ (0.03)
                                        =========  ========  ========  =======
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
  Basic and diluted....................     3,865     3,855     3,861    3,855
                                        =========  ========  ========  =======

          See Accompanying Notes to Consolidated Financial Statements

                            REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(10,256) $  (123)
  Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities
   Depreciation.............................................     1,795    1,439
   Goodwill Amortization....................................       347      347
   Debt Issue Cost Amortization ............................       171      154
   Provision for Bargo Judgment.............................     8,825       --
   Provision for environmental liability....................     1,200       --
                                                              --------  -------
                                                                 2,082    1,817
  Changes in Assets and Liabilities:
   Increase in Accounts Receivable..........................      (707)  (1,178)
   Increase (Decrease) in Inventory.........................      (744)     263
   Decrease in Other Current Assets.........................     1,145      333
   Increase in Accounts Payable.............................     1,479    1,661
   Increase (Decrease) in Other Current Liabilities.........    (1,315)     202
   Other....................................................      (106)    (488)
                                                              --------  -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........     1,834    2,610
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collection of Note Receivable from Sale of Oil and Gas
   Business.................................................        --    2,200
  Capital Expenditures......................................    (2,274)  (2,590)
                                                              --------  -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........    (2,274)    (390)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Revolver Borrowings................        91     (603)
  Proceeds from Issuance of Debt Obligations................        --    1,162
  Payments of Debt Obligations..............................    (1,512)  (1,781)
  Proceeds from exercise of stock options and warrants......        90       --
                                                              --------  -------
NET CASH USED IN FINANCING ACTIVITIES.......................    (1,331)  (1,222)
INCREASE IN CASH AND CASH EQUIVALENTS.......................    (1,771)     998
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     2,085    1,407
                                                              --------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $    314  $ 2,405
                                                              ========  =======

          See Accompanying Notes to Consolidated Financial Statements

                   REUNION INDUSTRIES AND SUBSIDIARIES, INC.

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

FINANCIAL STATEMENTS AT JUNE 30, 1998

  The Consolidated Balance Sheet at June 30, 1998, and the Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 1998 and 1997 included herein are unaudited; however, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

  FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" revises employers' disclosures about pension and other postretirement benefit plans. The Statement does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits and eliminates certain disclosures that are no longer as useful as they previously were. The Company will adopt Statement No. 132 for 1998 year end reporting purposes.

                   REUNION INDUSTRIES AND SUBSIDIARIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)



NOTE 2. INVENTORIES

  Inventories consisted of the following:

                                                           JUNE 30, DECEMBER 31,
                                                             1998       1997
                                                           -------- ------------
     Raw Materials........................................  $4,147     $3,461
     Work-in process......................................   1,317      1,440
     Finished Goods.......................................   2,850      2,669
                                                            ------     ------
       Total..............................................  $8,314     $7,570
                                                            ======     ======

NOTE 3. CONTINGENCIES

  On April 24, 1998, a jury in state district court in Harris County, Texas returned jury verdict findings that Bargo Energy Company had a right to terminate a November 1995 stock purchase agreement with Reunion and that Reunion fraudulently induced Bargo into entering into the agreement. The November 1995 stock purchase agreement concerned the sale of Reunion's subsidiary, Reunion Energy Company ("REC"), which operated Reunion's discontinued oil and gas business. The jury recommended that an award of $5,000 in punitive damages be assessed against Reunion. In July 1998, the court entered judgment affirming the $5,000 jury verdict and awarding approximately $3,000 in attorneys' fees and costs. Reunion maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. Reunion also maintains that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. Reunion intends to continue to vigorously oppose this judgment, including by appeal if necessary. Once the final activities in the trial court have been concluded, Reunion will be required to post a bond in the approximate amount of $8,800, including one year's anticipated interest, in order to appeal. Although management believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, Reunion has recorded an accrual for the amount of the bond with a charge to continuing operations in the 1998 second quarter in accordance with generally accepted accounting principles.

  In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $716 plus interest. Of this amount, $645 results from the auditor's conclusion that income from gains on sales of certain Canadian assets in 1991 should be reclassified from nonbusiness to business income. The Company believes its classification of such income was correct, and has appealed the assessment of tax. If the Company's positions prevail on this issue, management believes that the amounts due would not exceed amounts previously paid or provided for. No additional accruals have been made for any amounts that may be due if the Company does not prevail because the outcome cannot be determined. The Company recorded a provision for $85 for certain other proposed adjustments.

  In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During the quarter ended June 30, 1998 the Company increased this accrual by a charge of $1,200 to discontinued operations, based on revised estimates of the remaining remediation costs. At June 30, 1998, the balance accrued for these remediation costs

                   REUNION INDUSTRIES AND SUBSIDIARIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


is approximately $1,600 which is recorded in other current liabilities on the accompanying balance sheet. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

  The Company and its directors have been named as defendants in two class action lawsuits filed in the Delaware Court of Chancery by certain Reunion stockholders, purportedly on behalf of all public stockholders of Reunion, seeking to prevent or rescind the merger with Chatwins Group, Inc. and /or obtain damages from Reunion, Chatwins and the directors of Reunion on account of the merger. The lawsuit alleges breaches of fiduciary duty by the defendants in setting the exchange ratio of the merger. Reunion believes the exchange ratio fixed for the merger fairly reflected the relative values of Chatwins and Reunion when the merger terms were agreed. Reunion therefore believes that these lawsuits are without merit and intends to pursue their dismissal vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company's principal operations are in the plastic products industry. The Company, through its wholly owned subsidiary Oneida Rostone Corp. ("ORC"), manufactures high volume, precision plastic products and provides engineered plastic services. As part of its ongoing growth strategy, the Company regularly considers additional acquisitions in the plastics industry to increase its customer base and expand its product offerings and service capabilities. In addition, the Company may consider acquisitions in other industries. The Company participates in the wine grape agriculture industry through its equity investment in the Juliana Preserve joint venture.

  The Company and Chatwins Group, Inc., a Delaware corporation that owns 38% of the issued and outstanding shares of common stock of the Company ("CGI" or "Chatwins"), have executed a merger agreement providing for a stock-for-stock merger of CGI with and into the Company. The Company is in the process of negotiating the terms of a commitment letter from potential lenders to finance the merger and the ongoing operations of the Company including Chatwins. Delays in these discussions caused the Company to adjourn, until September 1, 1998, the portion of its August 4 stockholders' meeting that was to vote upon this merger. The Company anticipates that the necessary financing will be arranged so that the requisite approval of the stockholders can be sought and the merger consummated later this year. There can be no assurances that these transactions will be arranged, approved or consummated.

RESULTS OF CONTINUING OPERATIONS

 Three months ended June 30, 1998

  ORC: Revenues and operating income of ORC were $24.7 million and $1.0 million, respectively, for the three months ended June 30, 1998. This compares to revenues and operating income of $23.5 million and $0.8 million, respectively, for the three months ended June 30, 1997.

  The 5.1% increase in revenues is attributable to increased sales from new customer programs at ORC's subsidiary in Ireland, partially offset by lower sales at certain U.S. operations. Tooling sales for the three months ended June 30, 1998 were $1.9 million, versus tooling sales of $1.1 million for the prior year period. During the second quarter of 1997 ORC experienced a one month strike at its Rostone division. Although the Company used replacement and temporary workers during the strike, resultant effects of the strike were such that sales and operating income were approximately $2.0 million and $1.0 million less that expected for the second quarter of 1997. ORC backlog totaled $21.7 million at June 30, 1998, compared to backlog of $21.9 million at December 31, 1997 and backlog of $22.1 million at June 30, 1997.

  Cost of sales totaled $21.3 million, or 86.2% of net sales, for the three months ended June 30, 1998 compared to $20.3 million, or 86.4% of net sales for the three months ended June 30, 1997 . As a result of the increase in sales, gross margins increased to $3.4 million for the three months ended June 30, 1998 from $3.2 million in the prior year period.

  Selling, general and administrative expenses were $2.4 million for the three months ended June 30, 1998, compared to $2.4 million for the three months ended June 30, 1997. Operating income was $1.0 million for the three months ended June 30, 1998 compared to $0.8 million in the comparable 1997 period. Operating income for the 1997 period was adversely affected by approximately $1.0 million by the effects of the one month strike as discussed above.

  CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $0.6 million for the three months ended June 30, 1998 compared to $0.5 million for the three months ended June 30, 1997.

  OTHER INCOME AND (EXPENSE): Interest expense was $0.8 million for the three months ended June 30, 1998 compared to $0.8 million for the prior year period. The Company recorded a charge of $8.8 million during the three months ended June 30, 1998 to record entry of a judgment in the Company's litigation with Bargo Energy Company. The Juliana Preserve results are seasonal with the majority of revenues and expenses realized after harvest in the fourth quarter. The Company recognized break-even results during the three months ended June 30, 1998 from its equity interest in the Preserve.

  The Company recognized loss from continuing operations of $9.3 million during the three months ended June 30, 1998 compared to net loss of $0.4 million for the comparable prior year period.

SIX MONTHS ENDED JUNE 30, 1998

  ORC: Revenues and operating income of ORC were $51.1 million and $2.5 million, respectively, for the six months ended June 30, 1998. This compares to revenues and operating profit of $48.1 million and $2.2 million, respectively, for the six months ended June 30, 1997.

  The 6.2% increase in revenues is attributable to increased sales from new customer programs at ORC's subsidiary in Ireland, partially offset by lower sales at certain U.S. operations. Tooling sales for the six months ended June 30, 1998 were $3.7 million, versus tooling sales of $2.5 million for the prior year period. During the second quarter of 1997 ORC experienced a one month strike at its Rostone division. Although the Company used replacement and temporary workers during the strike, resultant effects of the strike were such that sales and operating income were approximately $2.0 million and $1.0 million less than expected for the second quarter of 1997. ORC backlog totaled $21.7 million at June 30, 1998, compared to backlog of $21.9 million at December 31, 1997 and backlog of $22.1 million at June 30, 1997.

  Cost of sales totaled $43.7 million, or 85.5% of net sales, for the six months ended June 30, 1998 compared to $41.1 million, or 85.3% of net sales for the six months ended June 30, 1997. As a result of the increase in sales, gross margins increased to $7.4 million for the six months ended June 30, 1998 from $7.1 million in the prior year period.

  Selling, general and administrative expenses were $4.9 million for the six months ended June 30, 1998, compared to $4.8 million for the six months ended June 30, 1997. Operating income was $2.5 million for the six months ended June 30, 1998 compared to $2.2 million in the comparable 1997 period. Operating Income for the 1997 period was adversely effected by approximately $1.0 million by the effects of the one month strike as discussed above.

  CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $1.1 million for the six months ended June 30, 1998 compared to $1.0 million for the six months ended June 30, 1997.

  OTHER INCOME AND (EXPENSE): Interest expense was $1.5 million for the six months ended June 30, 1998 compared to $1.5 million for the prior year period. The Company recorded a charge of $8.8 million during the six months ended June 30, 1998 to record entry of a judgment in the Company's litigation with Bargo Energy Company. The Juliana Preserve results are seasonal with the majority of revenues and expenses realized after harvest in the fourth quarter. The Company recognized break-even results during the six months ended June 30, 1998 from its equity interest in the Preserve.

  The Company recognized a loss from continuing operations of $9.1 million during the six months ended June 30, 1998 compared to a loss of $0.1 million for the comparable prior year period.

DISCONTINUED OPERATIONS

  After the sale of its oil and gas operations in May 1996, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation of these properties. Based on further testing requested by the Louisiana Office of Conservation in connection with consideration of the Company's remediation plan for approval, the Company's environmental consultants have estimated that the total costs to remediate the site are approximately $2.0 million. The Company has increased its existing accrual for its portion of the estimated remaining remediation costs through a $1.2 million charge to discontinued operations in the 1998 second quarter.

LIQUIDITY AND CAPITAL RESOURCES

 Summary of 1998 Activities

  Cash and cash equivalents totaled $0.3 million at June 30, 1998. During the six months ended June 30, 1998, cash decreased $1.8 million, with $1.8 million provided by operations, $2.3 million used in investing activities and $1.3 million used in financing activities.

  INVESTING ACTIVITIES: Capital expenditures were $2.3 million in the six months ended June 30, 1998.

  FINANCING ACTIVITIES: Principal payments reduced long-term obligations by $1.5 million in the six months ended June 30, 1998. Net revolving loan borrowings in the period totaled $0.1 million. Proceeds from exercise of stock options and warrants were $0.1 million.

 Factors Affecting Future Liquidity

  Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, ORC and agricultural operations.

  CORPORATE: Corporate expenses, including salaries and benefits, professional fees and other public company costs, are expected to approximate $1.6 million annually. Legal costs to contest the class action securities litigation against the Company and to appeal the Bargo litigation and cash required to collateralize the Bargo appeal bond as described below will add to corporate requirements. In addition, a significant portion of the $1.6 million accrued for environmental remediation of the Louisiana properties, described herein, is expected to be expended during the next twelve months. The Company's source of funds for these expenses and for future acquisitions, other than from additional borrowings, are from cash balances and permitted payments by ORC. The Corporate cash balance at June 30, 1998 was $0.3 million.

  ORC's credit facility with Congress Financial Corporation ("Congress") limits payments to Reunion by ORC. If certain levels of availability (as defined in the loan agreements) are maintained, ORC is permitted to pay Reunion annual management fees of up to $0.3 million, dividends on preferred stock of up to $0.6 million, and tax sharing payments of up to 50% of the tax savings realized by ORC because of Reunion's net operating loss carryovers. There can be no assurances that ORC will be able to maintain the required levels of availability and be permitted to make the management fee and tax sharing fee payments to Reunion. In any event, the maximum amount of such payments is not expected to be sufficient for Reunion's corporate operating and debt service requirements.

  Without additional financing, management believes that the Company will not have sufficient resources to meet its corporate expenses and legal and environmental costs as they become due over the next twelve months. In the Company's discussions with potential lenders for new financing arrangements in connection with the merger with Chatwins, the Company is pursuing financing terms that will not include restrictions on transfers between it and its subsidiaries. If the merger with Chatwins and related financing do not materialize, the Company will consider alternative funding sources. Due to the delay of the merger financing Reunion is presently investigating temporary financing alternatives.

  ORC: ORC borrows for its operating requirements under a credit facility with Congress. The credit facility as amended provides for maximum borrowings of $20.0 million under a term loan in the original amount of $7.7 million and revolving loans based on the eligible balances of accounts receivable and inventory. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, over the next twelve months. At June 30, 1998 ORC had $1.1 million in revolving credit availability.

  AGRICULTURAL OPERATIONS: The Company has agreed in principle with its joint venture partner, Washington Federal Savings, ("WFS"), for the Company to buy the WFS 28.3% interest in the Juliana Preserve joint venture for $5.86 million. The Company also plans to undertake a limited wine grape development effort, which management believes will enhance the value of the property. Based on projections of farming costs and capital requirements for the 1998 crop year, the Company believes that it will need to obtain outside financing to fund the purchase of the WFS interests and development effort. The Company is working with present and prospective lenders to refinance existing agricultural debt and fund the WFS interest acquisition and development efforts, but there can be no assurances that such financing will be arranged. Collateral for any new borrowings is expected to be provided by the underlying agricultural assets and vineyard acreage. Management expects the combination of farming revenues plus prospective borrowings to be sufficient to fund the agricultural operations over the next twelve months.

CONTINGENCIES AND UNCERTAINTIES

  On April 24, 1998, a jury in state district court in Harris County, Texas returned jury verdict findings that Bargo Energy Company had a right to terminate a November 1995 stock purchase agreement with Reunion and that Reunion fraudulently induced Bargo into entering into the agreement. The November 1995 stock purchase agreement concerned the sale of Reunion's subsidiary, REC, which operated Reunion's discontinued oil and gas business. The jury recommended that an award of $5.0 million in punitive damages be assessed against Reunion. In July 1998, the court entered judgment affirming the $5.0 million jury verdict and awarding approximately $3.0 million in attorneys' fees and costs. Reunion maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. Reunion also maintains that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. Reunion intends to continue to vigorously oppose this judgment, including by appeal if necessary. Once the final activities in the trial court have been concluded, Reunion will be required to post a bond in the approximate amount of $8.8 million, including one year's anticipated interest, in order to appeal. Although management believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, Reunion has recorded an accrual for the amount of the bond with a charge to continuing operations in the 1998 second quarter in accordance with generally accepted accounting principles.

  In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $0.7 million plus interest. Of this amount, $0.6 million results from the auditor's conclusion that income from gains on sales of certain Canadian assets in 1991 should be reclassified from nonbusiness to business income. The Company believes its classification of such income was correct, and has appealed the assessment of tax. If the Company's positions prevail on this issue, management believes that the amounts due would not exceed amounts previously paid or provided for. No additional accruals have been made for any amounts that may be due if the Company does not prevail because the outcome cannot be determined. The Company recorded a provision for $0.1 million for certain other proposed adjustments.

  In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During the quarter ended June 30, 1998 the Company increased this accrual by a charge of $1.2 million to discontinued operations, based on revised estimates of the remaining remediation costs. At June 30, 1998, the balance accrued for these remediation costs is approximately $1.6 million which is recorded in other current liabilities on the accompanying balance sheet. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

  The Company and its directors have been named as defendants in two class action lawsuits filed in the Delaware Court of Chancery by certain Reunion stockholders, purportedly on behalf of all public stockholders of Reunion, seeking to prevent or rescind the merger with Chatwins Group, Inc. and /or obtain damages from Reunion, Chatwins and the directors of Reunion on account of the merger. The lawsuit alleges breaches of fiduciary duty by the defendants in setting the exchange ratio of the merger. Reunion believes that the exchange ratio fixed for the merger fairly reflected the relative value of Chatwins and Reunion when the merger terms were agreed. Reunion therefore believes that these lawsuits are without merit and intends to pursue their dismissal vigorously.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company filed suit in the 125th Judicial District Court of Harris County, Texas against Bargo and its general partners, Chisos Corporation, Austin Resources Corporation, Shearwave, Inc., Brazos Oil & Gas Corporation, and Schroder Oil Financing & Investment Company, on January 16, 1996 for damages and relief arising out of Bargo's repudiation of its agreement to purchase all outstanding shares of the capital stock of the Company's subsidiary, REC. Bargo had agreed to pay the Company $15.1 million for REC's capital stock, subject to certain potential adjustments in the purchase price as set forth in the Stock Purchase Agreement between the Company and Bargo and had deposited $0.5 million with a contractual escrow agent in accordance with the terms of the stock purchase agreement. The Company alleged in its complaint that Bargo tortiously interfered with a prospective stock purchase agreement with another purchaser of REC's stock, and then wrongfully repudiated its agreement to purchase REC's stock. The Company also asserted claims against Bargo for breach of contract and breach of duty of good faith and fair dealing, and sought damages under these theories of liability. Bargo also filed suit against the Company claiming that the Company, its investment bankers, and certain individuals fraudulently misrepresented information and fraudulently induced Bargo into signing the Stock Purchase Agreement. Bargo also asserted claims for breach of contract and warranty, return of its escrow, and for unspecified damages under these theories of liability. The cases were consolidated in the 334th Judicial District Court of Harris County, Texas, and the consolidated case was realigned with the Company as plaintiff.

  On April 24, 1998, after a three week trial, a jury returned jury verdict findings that Bargo had a right to terminate the stock purchase agreement with Reunion and that Reunion fraudulently induced Bargo into entering into the agreement. The jury recommended that an award of $5.0 million in punitive damages be assessed against Reunion. In July 1998, the court entered judgment affirming the $5.0 million jury verdict and awarding approximately $3.0 million in attorneys' fees and costs. Reunion maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. Reunion also maintains that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. Reunion intends to continue to vigorously oppose this judgment, including by appeal if necessary. Once the final activities in the trial court have been concluded, Reunion will be required to post a bond in the approximate amount of $8.8 million, including one year's anticipated interest, in order to appeal. Management believes, based on consultation with counsel, that it is more likely than not that any judgment based on a finding of fraud, the award of attorneys' fees based on a finding of fraud and punitive damages would be overturned on appeal. If the judgment is not overturned on appeal, the Company intends to pay its obligations with respect to such judgment out of the proceeds of the refinancing which is anticipated to be consummated in connection with the proposed merger with Chatwins. If such merger or refinancing were not consummated, however, the Company would be obligated to seek alternative funding sources, including a sale of assets.

  The Company and its directors have been named as defendants in two class action lawsuits filed in the Delaware Court of Chancery by certain Reunion stockholders, purportedly on behalf of all public stockholders of Reunion, seeking to prevent or rescind the merger with Chatwins and /or obtain damages from Reunion, Chatwins and the directors of Reunion on account of the merger. The lawsuit alleges breaches of fiduciary duty by the defendants in setting the exchange ratio of the merger. Reunion believes that the exchange ratio fixed for the merger fairly reflected the relative values of Chatwins and Reunion when the merger terms were agreed. Reunion therefore believes that these lawsuits are without merit and intends to pursue their dismissal vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    2.1 --Merger Agreement, dated as of May 31, 1998, between Reunion
         Industries, Inc. and Chatwins Group, Inc. (included as Annex A to the
         Proxy Statement/Prospectus) Incorporated by reference to Registration
         Statement on Form S-4 (No. 333-56153)
    2.2 --1998 Stock Option Plan of Reunion Industries, Inc. (included as Annex
         B to Proxy Statement/Prospectus) Incorporated by reference to
         Registration Statement on Form S-4
         (No. 333-56153)
   11.1 --Computation of Earnings Per Share
   27   --Financial Data Schedule

  (b) Current Reports on Form 8-K

  During the quarter ended June 30, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REUNION INDUSTRIES, INC.
                                          (Registrant)

                                          By  /s/ Richard L. Evans
                                            -----------------------------------
                                            Richard L. Evans
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

Date: August 13, 1998