Form 10-Q
period 1998-09-30
REUNION INDUSTRIES INC
filed 1998-11-12
CIK 1003429

   =========================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     As of October 31, 1998 the Registrant had 3,900,065 shares of common stock, par value $.0l, outstanding.


 ============================================================================

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                     PAGE
                                                                   ----
Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1998
           (Unaudited) and December 31, 1997                         2

         Consolidated Statements of Operations (Unaudited)
           Three Months and Nine Months Ended
           September 30, 1998 and 1997                               4

         Consolidated Statements of Cash Flows (Unaudited)
           Nine Months Ended September  30, 1998 and 1997            5

         Notes to Consolidated Financial Statements (Unaudited)      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          15
Item 4.  Submission of Matters to a Vote of Security Holders        16
Item 6.  Exhibits and Reports on Form 8-K                           17

SIGNATURE

                           FORWARD LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements speak only as of the date of this Form 10-Q, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.
Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.
The Company's operations are affected by domestic and international economic conditions which affect the volume and pricing of sales of business and consumer goods, for which the Company produces components, the cost and availability of materials, labor and other goods and services used in the Company's operations and the cost of interest on the Company's debt. The Company's future operations could be affected by the failure of the Company or outside parties to achieve Year 2000 computer compliance.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           REUNION  INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                     September 30,   December 31,
                                                        1998            1997
                                                   ---------------   -------------
                                                     (Unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents                           $ 1,949          $ 2,085
  Accounts Receivable, Less Allowance for
     Doubtful Accounts of $ 437 and $ 375,
        respectively                                   13,808           12,284
  Inventories                                           8,760            7,570
  Customer Tooling-in-Process                             872            1,773
  Deferred crop costs                                   1,664               --
  Other Current Assets                                    678              495
                                                      -------          -------
     Total Current Assets                              27,731           24,207
                                                      -------          -------
Property, Plant and Equipment--Net                     39,863           35,293
                                                      -------          -------
Other Assets
  Goodwill                                              8,537            9,060
   Investment in Joint  Venture                            --            1,622
   Other                                                1,205            1,877
                                                      -------          -------
                                                        9,742           12,559
                                                      -------          -------
                                                      $77,336          $72,059
                                                      =======          =======

         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                             September 30,     December 31,
                                                                1998               1997
                                                            -------------      -------------
                                                             (Unaudited)

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Current Portion of Long-Term Debt                     $  17,190          $  11,568
      Short Term Term Debt - Related Parties                      740                  -
      Accounts Payable                                         10,823              9,328
      Advances From Customers                                   1,399              2,484
      Accrued Bargo Judgment                                    8,825                  -
      Other Current Liabilities                                 6,238              4,654
                                                            ---------          ---------
        Total Current Liabilities                              45,215             28,034

LONG-TERM DEBT                                                  8,576             11,112
LONG-TERM DEBT-RELATED PARTIES                                  1,385              1,542
OTHER LIABILITIES                                               3,740              2,914
                                                            ---------          ---------
        Total Liabilities                                      58,916             43,602
                                                            ---------          ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY             626                  -
MINORITY INTEREST                                                 215                140

SHAREHOLDERS' EQUITY

      Common Stock  ($.01 par value; 20,000 authorized;
        3,900 and 3,855 issued and outstanding, respectively)      39                 38
      Additional Paid-in Capital                               29,333             29,242
      Accumulated Deficit (Since January 1, 1989)             (11,796)              (578)
      Foreign Currency Translation Adjustments                      3               (385)
                                                            ---------          ---------
        Total Shareholders' Equity                             17,579             28,317
                                                            ---------          ---------
                                                            $  77,336          $  72,059
                                                            =========          =========

          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                    ----------   ----------    ----------   -----------
                                                      1998         1997           1998          1997
                                                    ----------   ----------    ----------   -----------
Net Sales                                           $  22,957    $  21,734      $ 74,029      $ 69,877
Cost of Sales                                          19,436       18,224        63,071        59,314
                                                    ---------    ---------      --------      --------
Gross Profit                                            3,521        3,510        10,958        10,563
Selling, General and Administrative Expenses            2,790        2,597         8,824         8,359
Provision for merger and refinancing costs              1,362            -         1,362            -
                                                    ---------    ---------      --------      --------
Operating Income (Loss)                                  (631)         913           772         2,204
Other Income and (Expense)
      Interest Expense                                   (872)        (779)       (2,366)       (2,319)
      Provision for Bargo Judgment                          -            -        (8,825)           -
      Other, Including Interest Income                   (111)          63          (176)          325
                                                    ---------    ---------      --------      --------
                                                         (983)        (716)      (11,367)       (1,994)
                                                    ---------    ---------      --------      --------
Income (Loss) from Continuing Operations Before
  Income Taxes                                         (1,614)         197       (10,595)          210
      Income Tax Benefit (Expense)                        652          (50)          577          (186)
                                                    ---------    ---------      --------      --------
Income (Loss) from Continuing Operations                 (962)         147       (10,018)           24
Loss from Discontinued Operations                           -            -        (1,200)            -
                                                    ---------    ---------      --------      --------
Net Income (Loss)                                        (962)         147       (11,218)           24
      Foreign currency translation adjustment             477          (60)          388          (278)
                                                    ---------    ---------      --------      --------
Comprehensive Income (Loss)                         $    (485)   $      87      $(10,830)     $   (254)
                                                    =========    =========      ========      ========
Income (Loss) Per Share - Basic and Diluted
    Income ( Loss) from Continuing Operations       $   (0.25)   $    0.04      $  (2.59)     $   0.01
    Loss from Discontinued Operations                       -            -         (0.31)            -
                                                    ---------    ---------      --------      --------
         Net Income (Loss)                          $   (0.25)   $    0.04      $  (2.90)     $   0.01
                                                    =========    =========      ========      ========
Weighted Average Number of Common Shares
  Outstanding
      Basic                                             3,900        3,855         3,874         3,855
                                                    =========    =========      ========      ========
      Diluted                                           3,900        3,939         3,874         3,936
                                                    =========    =========      ========      ========

         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                          --------------------------
                                                                             1998            1997
                                                                          ----------      ----------
Cash Flows From Operating Activities:
  Net Income (Loss)                                                       $(11,218)         $    24
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
      Depreciation                                                           2,713            1,959
      Goodwill Amortization                                                    523              516
      Debt Issue Cost Amortization                                             206              180
      Provision for Bargo Judgment                                           8,825                -
      Provision for environmental liability                                  1,200                -
                                                                          --------          -------
                                                                             2,249            2,679
  Changes in Assets and Liabilities:
      Increase in Accounts Receivable                                       (1,518)            (952)
      Increase  in  Inventory                                               (1,155)            (672)
      (Increase) Decrease  in Other Current Assets                             748             (116)
      Increase in Accounts Payable                                           1,485            1,201
      Increase (Decrease) in Other Current Liabilities                        (970)             623
      Other                                                                    995             (356)
                                                                          --------          -------
Net Cash  Provided by Operating Activities                                   1,834            2,407

Cash Flows From Investing Activities:
  Acquisition of Joint Venture Interest, Net of Cash Acquired               (1,720)               -
  Sale of Agricultural Land                                                  2,695                -
  Capital Expenditures                                                      (3,107)          (2,741)
  Collection of  Note Receivable from Sale of Oil and Gas Business              -             2,200
  Other                                                                        451                -
                                                                          --------          -------
Net Cash Used In Investing Activities                                       (1,681)            (541)

Cash Flows From Financing Activities:
  Increase in Revolver Borrowings                                              646              140
  Proceeds from Issuance of Debt Obligations                                   960            1,162
  Payments of Debt Obligations                                              (2,613)          (2,529)
  Proceeds from Issuance of Redeemable Preferred Stock of Subsidiary           583                -
  Proceeds from Exercise of Stock Options and Warrants                          92                -
  Other                                                                         43                -
                                                                          --------          -------
Net Cash Used in Financing Activities                                         (289)          (1,227)

Increase (Decrease) in Cash and Cash Equivalents                              (136)             639

Cash and Cash Equivalents at Beginning of Period                             2,085            1,407
                                                                          --------          -------
Cash and Cash Equivalents at End of Period                                $  1,949          $ 2,046
                                                                          ========          =======

          See Accompanying Notes to Consolidated Financial Statements

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


NOTE 1.  CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Reunion Industries, Inc. ("RII" or "Reunion") and its majority owned subsidiaries. As used herein, the term "Company" refers to RII, its predecessors and its subsidiaries, unless the context indicates otherwise. All intercompany transactions and accounts are eliminated in consolidation.

FINANCIAL STATEMENTS AT SEPTEMBER 30, 1998

     The Consolidated Balance Sheet at September   30, 1998, and the
Consolidated Statements of Operations and Cash Flows for the periods ended September 30, 1998 and 1997 included herein are unaudited; however, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not
necessarily indicative of results to be expected for the year.   The
Consolidated Balance Sheet at December 31, 1997 has been derived from the
audited financial statements at that date.   The accompanying financial
statements have been prepared on a basis consistent with that used in the preparation of the consolidated financial statements included in the Company's
Annual Report on Form 10-K for the year ended December 31, 1997.   For further
information, refer to the consolidated financial statements and footnotes thereto included in such Annual Report.

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

     FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" revises employers' disclosures about pension and other postretirement benefit plans. The Statement does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits and eliminates certain disclosures that are no longer as useful as they previously were. The Company will adopt Statement No. 132 for 1998 year end reporting purposes.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

     FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have significant transactions involving derivative instruments, but may do so in the future. The Company is required to adopt Statement No. 133 for the first quarter of 2000 and may adopt it earlier.

NOTE 2.  INVENTORIES

  Inventories consisted of the following:


                           SEPTEMBER 30, 1998  DECEMBER 31, 1997
                           ------------------  -----------------

          Raw  Materials        $   4,060          $    3,461
          Work-in process           1,545               1,440
          Finished Goods            3,155               2,669
                                 --------           ---------
                Total           $   8,760          $    7,570
                                 ========           =========


NOTE 3.  CHATWINS MERGER

     The May 31, 1998 Merger Agreement with Chatwins Group, Inc. has been terminated by mutual agreement. This decision was made as a result of the inability to arrange sufficient financing to refinance all of the debt of the combined companies under current market conditions.

     As a result, the Company has recorded a charge of $1,362 in the third quarter of 1998 to write off the accumulated legal, investment banking and other costs related to the proposed merger and refinancing.


NOTE 4.  INVESTMENT IN THE JULIANA PRESERVE

     On September 29, 1998, the Company completed the purchase of its joint venture partner's interest in the Juliana Preserve joint venture for a total cost of $5,878 including closing expenses. The Company also paid the joint venture partner $140 in interest for the delay in closing from June 1, 1998.
The purchase price included a $3,700 four-month note with interest at prime rate plus 2% per annum, secured by liens on the Juliana Preserve property.

     Simultaneously with the purchase, the Company sold three parcels to a third party for $2,700 cash. These proceeds were used to fund the cash portion of the joint venture interest purchase. The Company also conveyed ownership of one parcel, together with easements, equipment and water rights, to the Juliana Mutual Water Company, which will provide water to all owners of parcels within the Juliana Preserve, including the Company.

     As a result of these transactions, the Company owns 100% of the remaining 36 parcels. The property totals approximately 3,800 acres, of which approximately 1,200 acres are suitable for wine grape production and of which 350 acres are currently in production.

     Because of voting rights held by the joint venture partner, the Company accounted for its investment on the equity method through the date of purchase.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


NOTE 5.  INCOME TAX REFUND AND NET OPERATING LOSS CARRYFORWARDS

     In August 1998, the Company reached a settlement with the IRS on its appeal of the denial of the Company's request for refund of Alternative Minimum Tax paid in 1990 and 1991. As a result of the settlement, the Company received refunds totaling $676 including interest. Because of the uncertainty over realization of the refund, the Company had recorded an allowance of $750 in 1996 for the possible denial of the refund claim with a corresponding charge to income tax expense. As a result of the settlement, the company has recorded an income tax benefit of $676 in the quarter ended September 30, 1998.

     As part of the settlement, the IRS also confirmed the amounts of the Company's net operating loss carryforwards ("NOLs") as of December 1993. Based on the amounts confirmed, the revised amounts of the Company's NOLs as of December 31, 1997 expire as follows:

                              AS PREVIOUSLY
                                REPORTED      AS REVISED
                              -------------   ----------

               1998                $  8,100     $ 16,300
               1999                  43,200       44,100
               2000                  87,300       87,300
               2001                  27,900       27,900
               2002                  21,900       22,000
               2003-2007             22,100       63,300
               2008-2012              5,400        5,600
                                   --------     --------
                                   $215,900     $266,500


NOTE 6.  CONTINGENCIES

     On April 24, 1998, a jury in state district court in Harris County, Texas returned jury verdict findings that Bargo Energy Company ("Bargo") had a right to terminate a November 1995 stock purchase agreement with the Company and that the Company fraudulently induced Bargo into entering into the agreement. The November 1995 stock purchase agreement concerned the sale of the Company's subsidiary, Reunion Energy Company ("REC"), which operated the Company's discontinued oil and gas business. The jury recommended that an award of $5,000 in punitive damages be assessed against the Company. In July 1998, the court entered judgment affirming the $5,000 jury verdict and awarding approximately $3,000 in attorneys' fees and costs. The Company maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. The Company also maintains that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The Company has filed a bond which suspends execution on the judgment while the Company appeals. A formal notice of appeal has been filed and the Company intends to file its appeal as soon as possible. Although management believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, the Company has recorded an accrual of $8,825 for the amount of the judgment, with a charge to continuing operations in the 1998 second quarter in accordance with generally accepted accounting principles.

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

     In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During the quarter ended June 30, 1998 the Company increased this accrual by a charge of $1,200 to discontinued operations, based on revised estimates of the remaining remediation costs. At September 30, 1998, the balance accrued for these remediation costs is approximately $1,537 which is recorded in other current liabilities on the
accompanying balance sheet.   Owners of a portion of the property have objected
to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any costs of any alternative cleanup methodology which might be imposed as a result of the litigation.


NOTE 7. SUBSEQUENT EVENTS

REFINANCING OF SENIOR SECURED DEBT

     On October 19, 1998 Reunion's wholly owned subsidiary, Oneida Rostone Corp. ("ORC"), closed a financing under a Loan and Security Agreement with The CIT Group/Business Credit, Inc. ("CITBC"). The agreement provides a six-year senior secured credit facility including revolving credit loans of up to $10,200 and a term loan in the initial amount of $6,000 for ORC (the "New Facilities"). The proceeds were used to refinance ORC's debt with Congress Financial Corporation and to provide working capital for ORC. The New Facilities also provide a letter of credit used to collateralize the bond for the Company's appeal of the judgement in favor of Bargo.

     The initial borrowing under the New Facilities totaled $15,196, of which $13,941 was used to repay the debt with Congress Financial Corporation and $1,255 was paid for fees and other loan costs. CITBC received fees totaling $1,100.

     Future borrowings under the revolving credit loans are subject to a collateral availability formula based on 85% of eligible accounts receivable and 60% of eligible raw materials and finished goods inventories, as such terms are defined in the Agreement. The term loan is repayable in quarterly installments of $250 beginning December 31, 1998. Interest is payable monthly at 0.25% above the Chase Manhattan Bank Rate for revolving loans and at 0.50% above the Chase Manhattan Bank Rate for the term loan.

     The New Facilities are secured by liens on substantially all of ORC's assets and by guarantees of (i) ORC's subsidiary, DPL Acquisition Corp., which indirectly owns 80.47% of Data Packaging Limited (the Company's plastic products operation in Ireland), (ii) Reunion, and (iii) Charles E. Bradley, President and a director of Reunion. Reunion's guarantee is secured by a pledge of (i) the stock of ORC, (ii) 10% of the stock of Reunion's subsidiary, Juliana Vineyards, and (iii) a cash deposit of $438. Mr. Bradley's guarantee is secured by a pledge by an affiliated company, Stanwich Financial Services Corp, of $6,000 of Partially Convertible Subordinated 9% Notes of Consumer Portfolio Services, Inc.

STOCKHOLDER LITIGATION

     The stockholder litigation against the Company and its directors seeking to prevent or rescind the merger with Chatwins Group, Inc. was dismissed without prejudice on October 27, 1998 on motion by the plaintiffs.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's principal operations are in the plastic products industry.
The Company, through its wholly  owned subsidiary   ORC,  manufactures high
volume, precision plastic products and provides engineered plastic services. As part of its ongoing growth strategy, the Company regularly considers additional acquisitions in the plastics industry to increase its customer base and expand its product offerings and service capabilities. In addition, the Company may consider acquisitions in other industries. The Company also has wine grape agriculture operations in Napa County, California.


RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER  30, 1998
--------------------------------------

     ORC: Revenues and operating income of ORC were $22.9 million and $1.2 million, respectively, for the three months ended September 30, 1998. This compares to revenues and operating income of $21.7 million and $1.3 million, respectively, for the three months ended September 30, 1997.

     The 6% increase in revenues is attributable to increased sales from new customer programs at ORC's subsidiary in Ireland, partially offset by lower sales at certain U.S. operations. Tooling sales for the three months ended September 30, 1998 were $1.2 million, versus tooling sales of $1.0 million for the prior year period. ORC backlog totaled $20.7 million at September 30, 1998, compared to backlog of $21.9 million at December 31, 1997 and backlog of $22.0 million at September 30, 1997.

     Cost of sales totaled $19.4 million, or 84.7% of net sales, for the three months ended September 30, 1998 compared to $18.2 million, or 83.8% of net sales for the three months ended September 30, 1997. Gross profit was $3.5 million for the three months ended September 30, 1998 compared to $3.5 million in the prior year period.

     Selling, general and administrative expenses were $2.3 million for the three months ended September 30, 1998, compared to $2.2 million for the three months ended September 30, 1997. Operating income was $1.2 million for the three months ended September 30, 1998 compared to $1.3 million in the comparable 1997 period.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $0.5 million for the three months ended September 30, 1998 compared to $0.4 million for the three months ended September 30, 1997.

     As a result of termination of the Merger Agreement with Chatwins Group, Inc. because of the inability to raise sufficient financing under current market conditions, the Company recorded a charge of $ 1.4 million in the third quarter of 1998 to write off accumulated legal, investment banking and other costs related to the merger.

     OTHER INCOME AND (EXPENSE): Interest expense was $0.9 million for the three months ended September 30, 1998 compared to $0.8 million for the prior year period. The Juliana Preserve results are seasonal with the majority of revenues and expenses realized after harvest in the fourth quarter. The Company recognized break-even results during the three months ended September 30, 1998 from its equity interest in the Preserve.

     The Company recognized a loss from continuing operations of $1.0 million during the three months ended September 30, 1998 compared to income of $0.1 million for the comparable prior year period.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------

     ORC: Revenues and operating income of ORC were $74.0 million and $3.7 million, respectively, for the nine months ended September 30, 1998. This compares to revenues and operating profit of $69.9 million and $3.5 million, respectively, for the nine months ended September 30, 1997.

     The 6% increase in revenues is attributable to increased sales from new customer programs at ORC's subsidiary in Ireland, partially offset by lower sales at certain U.S. operations. Tooling sales for the nine months ended September 30, 1998 were $4.9 million, versus tooling sales of $3.5 million
for the prior year period.   During the second quarter of 1997 ORC experienced a
one month strike at its Rostone division. Although the Company used replacement and temporary workers during the strike, resultant effects of the strike were such that sales and operating income were approximately $2.0 million and $1.0 million less than expected for the second quarter of 1997. ORC backlog totaled $20.7 million at September 30, 1998, compared to backlog of $21.9 million at December 31, 1997 and backlog of $22.0 million at September 30, 1997.

     Cost of sales totaled $63.1 million, or 85.2% of net sales, for the nine months ended September 30, 1998 compared to $ 59.3 million, or 84.8% of net sales for the nine months ended September 30, 1997. As a result of the increase in sales, gross profit increased to $10.9 million for the nine months ended September 30, 1998 from $10.6 million in the prior year period.

     Selling, general and administrative expenses were $7.2 million for the nine months ended September 30, 1998, compared to $7.0 million for the nine months ended September 30, 1997. Operating income was $3.7 million for the nine months ended September 30, 1998 compared to $3.5 million in the comparable 1997 period. Operating income for the 1997 period was adversely affected by approximately $1.0 million by the effects of the one month strike as discussed above.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $1.6 million for the nine months ended September 30, 1998 compared to $1.3 million for the nine months ended September 30, 1997.

     As a result of termination of the Merger Agreement with Chatwins Group, Inc. because of the inability to raise sufficient financing under current market conditions, the Company recorded a charge of $ 1.4 million in the third quarter of 1998 to write off accumulated legal, investment banking and other costs related to the merger.

     OTHER INCOME AND (EXPENSE): Interest expense was $2.4 million for the nine months ended September 30, 1998 compared to $2.3 million for the prior year period. The Company recorded a charge of $8.8 million during the quarter ended June 30, 1998 to record entry of a judgment in the Company's litigation with Bargo Energy Company. The Juliana Preserve results are seasonal with the majority of revenues and expenses realized after harvest in the fourth quarter. The Company recognized break-even results during the nine months ended September 30, 1998 from its equity interest in the Preserve.

     The Company recognized a loss from continuing operations of $10.0 million during the nine months ended September 30, 1998 compared to break even results for the comparable prior year period.


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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES
SUMMARY OF 1998 ACTIVITIES

     Cash and cash equivalents totaled $1.9 million at September 30, 1998. During the nine months ended September 30, 1998, cash decreased $0.2 million, with $1.8 million provided by operations, $1.7 million used in investing activities and $0.3 million used in financing activities.

     INVESTING ACTIVITIES: Capital expenditures were $3.1 million in the nine months ended September 30, 1998. Cash used to acquire the joint venture
interest in the Juliana Preserve was $1.7 million net of cash acquired.   Cash
proceeds from the sale of agricultural parcels were $2.7 million.

     FINANCING ACTIVITIES: Principal payments reduced long-term obligations by $1.0 million in nine months ended September 30, 1998. Net revolving loan borrowings in the period totaled $0.6 million. Proceeds from issuance of redeemable preferred stock of DPL were $0.6 million and from exercise of stock options and warrants were $0.1 million.

FACTORS AFFECTING FUTURE LIQUIDITY

     Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, ORC and agricultural operations.

     CORPORATE: Corporate expenses, including salaries and benefits, professional fees and other public company costs, are expected to approximate $1.5 million annually. Legal costs to appeal the Bargo litigation and cash required to collateralize the Bargo appeal bond will add to corporate
requirements.   In addition, a significant portion of the $1.6 million accrued for environmental remediation of the Louisiana properties, described herein, is
expected to be expended during the next twelve months.   The Company's source of
funds for these expenses and for future acquisitions, other than from additional borrowings, are from cash balances and permitted payments by ORC. The Corporate cash balance at September 30, 1998 was $0.5 million.

     As described in Note 7 to the Consolidated Financial Statements, ORC closed a new credit facility with CITBC in October 1998. This new credit facility limits payments to Reunion by ORC. If certain levels of availability (as defined in the loan agreements) are maintained, ORC is permitted to pay Reunion monthly payments of up to $0.1 million for management fees and dividends on preferred stock and tax sharing payments of up to 50% of the tax savings realized by ORC because of Reunion's NOLs. There can be no assurances that ORC will be able to maintain the required levels of availability and be permitted to make the management fee and tax sharing fee payments to Reunion. In any event, the maximum amount of such payments is not expected to be sufficient for Reunion's corporate operating and debt service requirements.

     Without additional financing, management believes that the Company will not have sufficient resources to meet its corporate expenses and legal and environmental costs as they become due over the next twelve months. During August and September 1998, the Company borrowed a total of $0.7 million from Stanwich Financial Services Corp., ("SFSC"). Charles E. Bradley, the Company's President, is a shareholder, director and president of SFSC and Richard L. Evans, the Company's Executive Vice President, is a Vice President of SFSC. These borrowings bear interest at 15%, and were due to mature September 30, 1998. SFSC has agreed to extend the maturity date to November 30, 1998 while the Company seeks additional financing. There can be no assurances that such financing will be arranged, or that SFSC will extend the maturity or lend additional funds.

     ORC:   On October 19, 1998, ORC closed a new loan facility with CITBC.  The new facility is a six-year senior secured credit facility including revolving credit loans of up to $10.2 million and a term loan in the initial amount of $6.0 million for ORC. The proceeds were used to refinance ORC's debt with Congress Financial Corporation and to provide working capital for ORC. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, over the next twelve months. At October 19, 1998 ORC had $1.6 million in revolving credit availability.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

     AGRICULTURAL OPERATIONS:   In September 1998, the Company completed the
purchase of its joint venture partner's 28.3% interest in the Juliana Preserve joint venture for $5.9 million. The purchase was funded from the proceeds of the sale of three parcels for $2.7 million, and by a $3.7 million 4-month note to the joint venture partner. The Company is working with its present lender to refinance the existing $2.0 million debt and the $3.7 million note and to provide working capital for the farming operations, but there can be no assurances that such financing will be arranged. Collateral for any new borrowings is expected to be provided by the underlying agricultural assets and vineyard acreage. The Company also plans to undertake a limited wine grape development effort, which management believes will enhance the value of the property. Management believes the combination of farming revenues plus prospective borrowings will be sufficient to fund the agricultural operations over the next twelve months.


YEAR 2000 COMPUTER COMPLIANCE

      The Company, like most companies, utilizes electronic technology which includes computer hardware and software systems that process information and perform calculations that are date-and time-dependent. The Company is aware that the coming of the Year 2000 ("Y2K") poses pervasive and complex problems in that virtually every computer operation (including manufacturing equipment and other non-information systems equipment), unless it is Y2K compliant, will be affected in some way by the rollover of the two-digit year value from "99" to "00" and the inadvertent recognition by electronic technology of "00" as the year 1900 rather than Y2K. The Company is also aware that it may not only be negatively affected by the failure of its own systems to be Y2K compliant, but may also be negatively affected by the Y2K non-compliance of its vendors, customers, lenders and any other party with which the Company transacts business.

     The Company has completed its initial assessment of the systems and software in place at all locations. Since the Company uses integrated accounting and manufacturing software provided by third party vendors, it has avoided internal programming costs associated with modifying code and data to handle dates past the year 2000. The latest software releases provided by the respective third party vendors have achieved Y2K certification from independent testing organizations. The Company is in the process of upgrading all of its software to Y2K compliant releases. Upgrading and testing is substantially complete at two of the Company's four principal manufacturing locations and at the headquarters locations. The Company expects to complete the remaining upgrades by the second quarter of 1999. Outside vendors such as suppliers, banks and payroll services have been contacted and have provided assurances that they either are compliant or will be by the end of 1998. Testing of the Company's software and systems is expected to be completed during the second quarter of 1999.

     Because management expects to complete the upgrading of all of its software early in 1999, the Company has not developed a Y2K contingency plan. Management regularly monitors the status of the Y2K compliance process, and will develop contingency plans if it appears that the Company will not achieve full Y2K compliance by June 1999.

     The Company has incurred and expects to continue to incur internal staff and other costs as a result of modifying existing systems to be Y2K compliant. Such costs will continue to be expensed as incurred and funded through internally generated cash while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives. The software upgrades were principally planned to improve operating controls and implementation was not significantly accelerated. Management does not expect the incremental cost to the Company of enterprise-wide Y2K compliance to be material to its operations.

     Management recognizes that the failure of the Company or any party with which the Company conducts business to be Y2K compliant in a timely manner could have a material adverse impact on the operations of the Company. If the Company's systems were to fail because they were not Y2K compliant, the Company would incur significant costs and inefficiencies. Manual systems for manufacturing and financial control would have to be implemented and staffed. Significant customers might decide to cease doing business with the Company.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


CONTINGENCIES AND UNCERTAINTIES

     On April 24, 1998, a jury in state district court in Harris County, Texas returned jury verdict findings that Bargo had a right to terminate a November 1995 stock purchase agreement with the Company and that the Company fraudulently induced Bargo into entering into the agreement.  The November 1995
stock purchase agreement concerned the sale of the Company's  subsidiary,   REC,
which operated the Company's discontinued oil and gas business. The jury recommended that an award of $5.0 million in punitive damages be assessed against the Company. In July 1998, the court entered judgment affirming the $5.0 million jury verdict and awarding approximately $3.0 million in attorneys' fees and costs. The Company maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. The Company also maintains that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The Company has filed a bond which suspends execution on the judgement while the Company appeals. A formal notice of appeal has been filed and the Company intends to file its appeal as soon as possible. Although management believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, the Company has recorded an accrual for the amount of the bond with a charge to continuing operations in the 1998 second quarter in accordance with generally accepted accounting principles.

     In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $0.7 million plus interest. Of this amount, $0.6 million results from the auditor's conclusion that income from gains on sales of certain Canadian assets in 1991 should be reclassified from
nonbusiness to business income.   The  Company believes its classification of
such income was correct, and has  appealed the assessment of tax.   If the
Company's positions prevail on this issue, management believes that the amounts
due would not exceed amounts previously paid or provided for.   No additional
accruals have been made for  any amounts that may be due if the Company does not
prevail   because the  outcome cannot be determined.   The Company  recorded a
provision for approximately $0.1 million for certain other proposed adjustments.

     In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During the quarter ended June 30, 1998 the Company increased this accrual by a charge of $1.2 million to discontinued operations, based on revised estimates of the remaining remediation costs. At September 30, 1998, the balance accrued for these remediation costs is approximately $1.5 million which is recorded in other current liabilities on the
accompanying balance sheet.   Owners of a portion of the property have objected
to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

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

     On April 24, 1998, after a three week trial, a jury returned jury verdict findings that Bargo had a right to terminate the stock purchase agreement with the Company and that the Company fraudulently induced Bargo into entering into the agreement. In July 1998, the court entered judgment affirming the $5.0 million jury verdict and awarding approximately $3.0 million in attorneys' fees and costs. The Company maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. The Company also maintains that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The Company has filed a bond which suspends execution on the judgement while the Company appeals. A formal notice of appeal has been filed and the Company intends to file its appeal as soon as possible. Management believes, based on consultation with counsel, that it is more likely than not that any judgment based on a finding of fraud, the award of attorneys' fees based on a finding of fraud and punitive damages would be overturned on appeal. If the judgment is not overturned on appeal, the Company would be obligated to seek alternative funding sources, including a sale of assets.

     In July 1998, the Company and its directors were named as defendants in two class action lawsuits filed in the Delaware Court of Chancery by certain of the Company's stockholders, purportedly on behalf of all public stockholders of the Company, seeking to prevent or rescind the merger with Chatwins Group, Inc. and/or obtain damages from the Company , Chatwins and the directors of the Company on account of the merger. The lawsuits alleged breaches of fiduciary duty by the defendants in setting the exchange ratio of the merger. The Company maintained that the exchange ratio fixed for the merger fairly reflected the relative values of Chatwins and Reunion when the merger terms were agreed. In October 1998, the Company announced that the Merger Agreement had been terminated by mutual agreement because of the inability to arrange sufficient financing to refinance all of the debt of the
combined companies under current market conditions.   On October 27, 1998, the
lawsuits were dismissed without prejudice on motion by the plaintiffs.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of the Company's shareholders held August 4, 1998, shareholders holding a majority of the shares of Common Stock outstanding as of the close of business on June 26, 1998 voted to approve the following proposals included in the company's proxy statement as follows:


Proposal 1:   Election of Directors           For      Withhold
                                              ---      --------

              Thomas N. Amonett            3,359,586    222,471
              Charles E. Bradley, Sr.      3,359,287    222,770
              Thomas L. Cassidy            3,358,587    223,470
              W. R. Clerihue               3,358,502    223,555
              Franklin Myers               3,359,572    222,485
              John G. Poole                3,359,427    222,630


                                                                                Broker
                                                   For    Against  Abstentions  Non-Votes
                                                   ---    -------  -----------  ---------
Proposal 2:   The approval of the
              adoption of the 1998
              Stock Option Plan
              of Reunion Industries, Inc.       2,261,171  263,827    7,037     1,050,022


Proposal 3:   Consideration and approval
              of the Merger Agreement
              with Chatwins Group, Inc.       The vote on this  proposal was deferred to subsequent adjournments of the meeting.  The proposal was withdrawn and the meeting finally adjourned on
                                              October 22, 1998.

                                                                                Broker
                                                   For    Against  Abstentions  Non-Votes
                                                   ---    -------  -----------  ---------

Proposal 4:   To consider and act upon
              such other business as may
              properly come before the
              meeting                           3,319,183  237,016    25,858        ----



                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS

          10.1 Loan and Security Agreement dated as of October 16, 1998 among Oneida Rostone Corp. as Borrower, Reunion Industries, Inc. and DPL Acquisition Corp. as Guarantors, and The CIT Group/Business Credit, Inc. as Agent and lender (incorporated by reference to the Company's Current Report on Form 8-K dated October 19, 1998).

          11.1 Computation of Earnings Per Share

           27  Financial Data Schedule

      (B) CURRENT REPORTS ON FORM 8-K

      During the quarter ended September 30, 1998, the Company filed no reports on Form 8-K.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              REUNION INDUSTRIES, INC.
                              (Registrant)


                              By /s/ Richard L. Evans
                                 ---------------------------------
                                 Richard L. Evans
                                 Executive Vice President and Chief Financial
                                 Officer (Principal Financial and Accounting
                                 Officer)


Date: November  12, 1998