Form 10-K
period 1998-12-31
REUNION INDUSTRIES INC
filed 1999-03-29
CIK 1003429

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 31, 1998 or

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

         Title of Each Class       Name of Each Exchange on Which Registered
     Common Stock, $.01 par value           Pacific Exchange, Inc.
                                           NASDAQ Small-Cap. Market

      Securities registered pursuant to Section 12(g) of the Act: (None)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

  As of March 19, 1999, the registrant had 3,900,065 shares of Common Stock issued and outstanding. As of March 19, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the high and low sales prices on the NASDAQ Small-Cap. Market) was approximately $10,126,000.

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

                            REUNION INDUSTRIES, INC.

                         TABLE OF CONTENTS OF FORM 10-K

                                     PART I

 Item
 No.                                                                       Page
 ----                                                                      ----
  1.    BUSINESS........................................................     1
        General.........................................................     1
        Plastic Products and Services...................................     2
        Agricultural Operations.........................................     5
        Environmental Regulation........................................     6
        Employees.......................................................     7
  2.    PROPERTIES......................................................     7
  3.    LEGAL PROCEEDINGS...............................................     8
  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............     8

                                    PART II

  5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.............................................     9
  6.    SELECTED FINANCIAL DATA.........................................    10
  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...........................................    11
  7.a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......    17
  8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........    17
  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE............................................    17

                                    PART III

 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............    18
 11.    EXECUTIVE COMPENSATION..........................................    20
 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..    23
 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................    24

                                    PART IV

 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
         8-K............................................................    26
        SIGNATURES......................................................    27
        EXHIBIT INDEX...................................................    28

                          FORWARD LOOKING STATEMENTS

  This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements speak only as of the date of this Form 10-K, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. Such factors include, but are not limited to, domestic and international economic conditions which affect the volume of sales of business and consumer goods by the Company's customers and, therefore, the volume of sales of component parts produced by the Company; the cost and availability of materials, labor and other goods and services used in the Company's operations; actions of the Company's competitors and industry trends, which affect the pricing of the Company's products; and the cost of interest on the Company's debt.

                                    PART I

Item 1. Business

GENERAL

  Reunion Industries, Inc., a Delaware corporation ("RII"), is the successor by merger, effective April 19, 1996, of Reunion Resources Company ("RRC"). As used herein, the term "Company" refers to RII, its predecessors and its subsidiaries unless the context indicates otherwise. The Company's executive offices are located at 62 Southfield Avenue, One Stamford Landing, Stamford, Connecticut 06902 and its telephone number is (203) 324-8858.

  The Company, through its wholly owned subsidiary, Oneida Rostone Corp. ("ORC"), manufactures high volume, precision plastic products and provides engineered plastics services. ORC's Oneida division, acquired in September 1995, designs and produces injection molded parts and provides secondary services such as hot stamping, welding, printing, painting and assembly of such products. In addition, Oneida designs and builds custom molds at its tool shops in order to produce component parts for specific customers. ORC's Rostone division, acquired in February 1996, compounds and molds thermoset polyester resins. The acquisitions in November 1996 of Data Packaging Limited ("DPL"), which operates in Ireland, and of the assets and business of Quality Molded Products, Inc. ("QMP," now part of the Oneida division), have expanded the Company's custom injection molding capacity. The Company is also engaged in wine grape agricultural operations in Napa County, California.

  On February 26, 1999, the Company announced that it had commenced discussions with a third party to sell ORC and had reinstituted its merger discussions with Chatwins Group, Inc. ("Chatwins"), which owns approximately 38% of Reunion's outstanding Common Stock. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Possible Merger with Chatwins" and Item 13 "Certain Relationships and Related Transactions." The discussions with the third party to sell ORC have subsequently been terminated. The Company has now decided to suspend its plans for the sale of ORC in light of the ongoing discussions regarding the possible merger with Chatwins and the related refinancings. The Company has also had discussions regarding possible acquisitions of Stanwich Acquisition Corp., doing business as King-Way Material Handling Company ("King-Way") and of NPS Acquisition Corp., doing business as NAPTech ("NAPTech"), at the same time as the Chatwins merger. King-Way and NAPTech are affiliates of Chatwins and the Company. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Possible Merger with Chatwins and acquisitions of King-Way and NAPTech" and Item 13 "Certain Relationships and Related Transactions." Reunion has engaged legal and financial advisors in connection with these transactions. In addition, financing discussions have been held with prospective lenders. There can be no assurances that these transactions will be agreed to, approved or consummated. The Company will consider alternative strategies for ORC if the merger and refinancing are not completed.

  General information about each of the Company's principal businesses is set forth below under the captions "Plastic Products and Services, "Agricultural Operations" and "Discontinued Operations." Certain financial information concerning the discontinued operations is set forth in Note 3 to the Consolidated Financial Statements.

  During the five year period ended December 31, 1998, the Company, through its subsidiaries, was also engaged in exploring for, developing, producing and selling crude oil and natural gas in the United States. In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and discontinue the Company's oil and gas operations. On May 24, 1996, the Company completed the sale of its wholly owned subsidiary, Reunion Energy Company ("REC"), which included substantially all of the Company's oil and gas assets.

  The Company's original predecessor was organized in California in 1929. The Company's predecessor, Buttes Gas and Oil Co. ("BGO"), and certain of its subsidiaries emerged in December 1988 from a reorganization in bankruptcy (the "Reorganization") under Chapter 11 of the United States Bankruptcy Code. Effective June 29, 1993, the Articles of Incorporation of BGO were amended to effect a plan of recapitalization (the "Recapitalization") pursuant to which, among other things, (i) each then outstanding share of common stock, par value $.01 per share, of BGO ("Old Buttes"), was converted automatically and without further action by stockholders into 1/300th share of new common stock, par value $.01 per share (the "Reverse Split"), of Old Buttes (as so recapitalized, "New Buttes"); (ii) all fractional interests in shares of Old Buttes resulting from the Recapitalization are to be settled in cash at the last sale price of Old Buttes shares on the Pacific Exchange, Inc. (the "Pacific Exchange") on the last trading day before the effective date of the Recapitalization; (iii) following the effective date of the Recapitalization, New Buttes distributed 14 additional shares of New Buttes for each one new share issued (or issuable) in the Recapitalization, in payment of a stock distribution payable to the holders of record of New Buttes shares on the day after the effective date of the Recapitalization (thereby effecting a fifteen-for-one stock split). BGO was then merged into RRC, a Delaware corporation. RRC merged into RII effective April 19, 1996.

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

PLASTIC PRODUCTS AND SERVICES

  On September 14, 1995, the Company acquired (the "Oneida Acquisition") Oneida Molded Plastics Corp. ("Oneida"). On February 2, 1996, Rostone Corporation ("Rostone") merged with and into Oneida (the "Rostone Acquisition") and the surviving corporation changed its name to ORC. Oneida and Rostone operate as divisions of ORC. On November 18, 1996, ORC acquired (the "QMP Acquisition") the assets and business of Quality Molded Products, Inc. ("QMP") and completed the acquisition (the "DPL Acquisition") of 95.5% of the outstanding shares of Data Packaging Limited ("DPL"). QMP became part of the Oneida division of ORC. DPL is a subsidiary of ORC.

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

  Oneida designs and manufactures most of its products by injection molding to a customer's specifications. In most cases, Oneida obtains a contract to produce a specified number of custom designed products using custom built molds owned by the customer. The customer either provides its own molds or has Oneida design and build or obtain from a supplier the molds necessary to produce the products. The custom molds produced by Oneida are manufactured at one of its two tool shops, which are located in Phoenix, New York and Siler City, North Carolina. Oneida has three injection molding facilities, which are located in Oneida and Phoenix, New York and Siler City, North Carolina.

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

  Oneida has a decentralized sales organization that keeps close contact with customers. Sales of Oneida's products are made through an internal sales staff and a network of independent manufacturer's representatives working from nine separate regional offices throughout the eastern United States. Oneida generally pays commissions of between 2% and 5% percent of sales, based upon volume. During 1998, 1997 and 1996, one customer, Xerox Corporation, was responsible for more than 20% of Oneida's net sales. Sales to Xerox were approximately 22% of Oneida's sales during 1998 (11% of ORC consolidated sales), and receivables from Xerox were approximately 18% of Oneida's accounts receivable at December 31, 1998. The loss of this customer could have a material adverse effect on the results of operations of Oneida. Sales to Xerox have declined as a percentage of ORC sales in 1998 and 1997 as the Company diversifies its customer base. In addition to Xerox Corporation, Oneida has approximately 500 customers in the various industries described above. Oneida continues to seek additional customers in the business machines, consumer products and medical products industries. The Company believes that these new customers provide future growth opportunities for Oneida.

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

  Rostone manufactures its thermoset products through the use of custom built molds to produce parts to customer specifications. These customer owned molds are either provided by the customer or designed by Rostone and built by one of the Oneida tooling facilities or by another supplier. Rostone has two molding facilities, which are located in Lafayette, Indiana and Clayton, North Carolina.

  Rostone competes in a market with a limited number of privately owned competitors and in-house molders on the basis of price, product specifications and customer service. Sales of Rostone's products are made through an internal sales staff and a network of independent representatives working from ten separate offices throughout the central United States. Rostone generally pays commissions of between 3% and 5% of sales based on volume. During 1998, 1997 and 1996, one customer, Cutler Hammer, was responsible for more than 20% of Rostone's sales. Sales to Cutler Hammer were approximately 29% of Rostone's sales during 1998 (7% of ORC consolidated sales) and receivables from Cutler Hammer were approximately 36% of Rostone's accounts receivable at December 31, 1998. The loss of this customer could have a material adverse effect on Rostone's results of operations. Rostone continues to seek new customers in the industries described above and in other industries.

  The principal raw materials used by Rostone are styrene, polyester resins, fiberglass and commercial phenolics. These materials are available from a number of suppliers. Prices and availability of these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials used by Rostone will not increase in the future. When possible if shortages occur, Rostone engineers new products to provide its customers a cost effective alternative to the material in short supply.

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

  Sales of DPL's products are made by the company's in-house sales force, which maintains close contact with its customers. During 1998 and 1997, one customer was responsible for more than 20% of DPL's net sales. Dell Computer represented approximately 42% of DPL's sales during 1998 (9% of ORC consolidated sales) and receivables from Dell Computer were approximately 53% of DPL's accounts receivables at December 31, 1998. The loss of this customer could have a material adverse effect on DPL's results of operations. DPL continues to seek new customers in the office equipment and telecommunications industries in Europe.

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

  During 1997, the legal ownership of DPL was reorganized to provide certain members of DPL's management with conditional ownership of 15% of DPL. Management's ownership will provisionally vest at the rate of up to 20% each year based on the achievement of certain earnings targets, and will fully vest when 100% provisionally vested or at the end of 2004, whichever is earlier. Until fully vested, any manager's shares revert to the Company upon termination of employment. When fully vested, management has the right to put, and the Company has the right to call, such ownership for settlement in cash for an amount determined by a formula based on a multiple of earnings. Because of the put and call features, the Company accounts for this arrangement as a deferred compensation plan and not as a minority interest. At December 31, 1998, management was provisionally vested in 40% of their 15% ownership and deferred compensation of $0.4 million had been accrued.

Backlog

  ORC's backlog of orders believed firm at December 31, 1998 and December 31, 1997 were approximately $16.7 million and $21.9 million, respectively, substantially all of which are expected to ship within a year. Backlog is down from 1997 as more major customers move to just-in-time ordering and shorter delivery cycles and because of customer deferrals of new programs.

AGRICULTURAL OPERATIONS

  The Company, through its subsidiary Juliana Vineyards ("Juliana"), is engaged in wine grape vineyard development and the growing and harvesting of wine grapes for the premium table wine market. The Company's wine grape agricultural operations consist of approximately 3,800 acres, of which approximately 1,200 acres are suitable for wine grape production and of which approximately 325 acres are currently in production. This property is located within the official boundaries of the Napa Valley American Viticultural Area, the premier grape growing region of North America. The company does not hold a significant position in the wine grape market. Prices received on the sale of wine grapes may fluctuate widely, depending upon supply, demand and other factors.

  From October 1994 to September 1998, Juliana conducted its agricultural operations through the Juliana Preserve (the "Preserve"), a joint venture organized as a California general partnership. Juliana had a 71.7% interest in the net income and net assets of the joint venture, but had a 50% voting interest in matters concerning the operation, development and disposition of the joint venture assets. In September 1998, Juliana purchased the interest of its joint venture partner for approximately $5.9 million.

  In August 1997, the Preserve sold approximately 500 acres, including approximately 300 plantable acres, to a Napa Valley winery. In September 1998, Juliana sold approximately 400 acres, including approximately 250 plantable acres, to an Australian winery. Also during 1998, Juliana formed the Juliana Mutual Water Company ("JMWC") to own and operate the water storage and transmission system for the entire property originally owned by the Preserve. Ownership of JMWC is generally in proportion to plantable acres as specified in the JMWC bylaws.

  Juliana has undertaken a limited wine grape development effort which management believes will enhance the value of the property. Approximately 95 acres were planted in 1998. These new plantings should reach production in four or five years. Additional plantings may be made in future years if additional funds can be obtained through financing or from additional property sales. One parcel including approximately 65 plantable acres has been leased to a Napa Valley winery. Juliana also expects to provide vineyard development and farm management services to certain of the third party owners and lessees of parcels in the Preserve.

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

  The Company's plastic products and service business routinely uses chemicals and solvents, some of which are classified as hazardous substances. The Company's vineyard operations routinely use fungicides and insecticides, the handling, storage and use of which is regulated under the Federal Insecticide, Fungicide and Rodenticide Act, as well as California laws and regulations. The Company's former oil and gas business and related activities routinely involved the handling of significant amounts of waste materials some of which are classified as hazardous substances.

  Except as described in the following paragraphs, the Company believes it is currently in material compliance with existing environmental protection laws and regulations and is not involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions that may be required, the Company has also employed outside consultants from time to time to advise and assist the Company's environmental compliance efforts. Except as described in the following paragraphs, the Company is not aware of any conditions or circumstances relating to environmental matters that will require significant capital expenditures by the Company or that would result in material adverse effects on its businesses.

  In February 1996, Rostone was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. The Company has initiated a remediation plan under an agreement with the Indiana Department of Environmental Management and expects to substantially complete the remediation during 2000. The Company has expended approximately $0.2 million and has accrued an additional $0.2 million based on current estimates of remediation costs . Certain of these costs are recoverable from CGI Investment Corp., the seller of Rostone. (See Item 13-- "Certain Relationships and Related Transactions".)

  In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1.2 million to discontinued operations, based on revised estimates of the remaining remediation costs. At December 31, 1998, the balance accrued for these remediation costs was approximately $1.5 million. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

EMPLOYEES

  At December 31, 1998, the Company employed 844 full time employees, of whom 834 were employed in the plastic products segment, six were employed in agricultural operations and four were corporate personnel. The Company also employs hourly employees in its agricultural operations, the number of whom varies throughout the year.

  In ORC's Rostone division, approximately 190 employees are represented by the International Brotherhood of Electrical Workers, AFL-CIO, under a collective bargaining agreement which expires in February 2000.

  Substantially all of DPL's 117 hourly employees are represented by the Services Industrial Profession and Technical Union. DPL participates in the Irish Business and Employers Confederation, which negotiates binding national agreements about employment policy, pay increases and taxation with the government and trade unions. The latest three year agreement was signed in December 1996.

Item 2. Properties

MANUFACTURING PROPERTIES

  ORC's properties used in the plastic products and services segment are as follows:

                                                     Lease
                             Square  Land          Expiration
Division       Location       Feet   Acres Title      Date                  Use
--------  ------------------ ------- ----- ------  ---------- --------------------------------
Oneida    Oneida, NY          84,000  3.5   Owned*       --   Manufacturing and Administrative
          Phoenix, NY         28,000   --  Leased   1/31/05   Manufacturing
          Phoenix, NY         20,000  2.0   Owned*       --   Manufacturing
          Siler City, NC     130,000  8.3   Owned*       --   Manufacturing and Administrative
Rostone   Lafayette, IN      168,000 20.0   Owned*       --   Manufacturing and Administrative
          Clayton, NC         35,000   --  Leased   6/17/01   Manufacturing
DPL       Mullingar, Ireland  72,000  5.9   Owned        --   Manufacturing and Administrative

--------
* Subject to mortgages in connection with ORC's credit facility with The CIT Group/Business Credit, Inc. (see Note 8 of the Notes to the Consolidated Financial Statements).

  The Company believes that these facilities are suitable and adequate for ORC's use.

OTHER PROPERTIES

  For information concerning the Company's agricultural properties see Item 1. "Business--Agricultural Operations." The Company maintains an office facility on its vineyard property.

  In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. As described in Item 1 "Business--Environmental Regulation," the Company is in the process of environmental remediation of these properties. The Company intends to sell these properties when the litigation is resolved.

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

  The Company subleases, from Stanwich Partners, Inc. ("SPI"), a related party (see Item 13--"Certain Relationships and Related Transactions"), approximately 1,500 square feet of office space in Stamford, Connecticut for its corporate offices. Management believes the terms of this sublease are comparable to those available from third parties.

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

  On April 24, 1998, after a three week trial, a jury returned jury verdict findings that Bargo had a right to terminate the stock purchase agreement with the Company and that the Company fraudulently induced Bargo into entering into the agreement and recommended that an award of $5.0 million in punitive damages be assessed against the Company. In July 1998, the court entered judgment affirming the $5.0 million jury verdict and awarding approximately $3.0 million in attorneys' fees and costs. The Company maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. The Company also maintains that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The Company has filed a bond which suspends execution on the judgement while the Company appeals. A formal notice of appeal has been filed and the Company intends to file its appeal in April 1999. Management believes, based on consultation with counsel, that it is more likely than not that any judgment based on a finding of fraud, the award of attorneys' fees based on a finding of fraud and punitive damages would be overturned on appeal. If the judgment is not overturned on appeal, and the proposed merger with Chatwins and related refinancing do not occur, the Company would be obligated to seek alternative funding sources, including a sale of assets.

  As described in Item 1: "Business--Environmental Regulation," the owners of a portion of the property currently being remediated for environmental contamination have filed suit to require additional procedures. The Company is contesting the litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  The Company's Common Stock is traded in the over-the-counter market and is listed on the NASDAQ Small-Cap Market (RUNI). The Common Stock is also listed on the Pacific Exchange (RUN).

  As of March 19, 1999, there were approximately 1,370 holders of record of the Company's Common Stock with an aggregate of 3,900,065 shares outstanding.

  The table below reflects the high and low sales prices on the NASDAQ Small-Cap Market for the quarterly periods in the two years ended December 31, 1998. The NASDAQ Small-Cap quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      Quarter Ended                                                 High   Low
      -------------                                                ------ ------
      1998
        March 31.................................................. $5.500 $4.750
        June 30................................................... $7.625 $5.000
        September 30.............................................. $6.125 $2.875
        December 31............................................... $3.250 $2.406
      1997
        March 31.................................................. $5.000 $3.875
        June 30................................................... $4.125 $3.125
        September 30.............................................. $4.380 $3.813
        December 31............................................... $5.250 $4.188

  No cash dividends have been declared or paid during the past three years with respect to the Common Stock of the Company. The Board of Directors of the Company currently follows a policy of retaining any earnings for operations and for the expansion of the business of the Company. Cash dividends are also limited by the availability of funds, including limitations on dividends and other transfers to Reunion by ORC and Juliana contained in ORC's lending agreements (See Note 8 of the Notes to Consolidated Financial Statements). Therefore, the Company anticipates that it will not pay any cash dividends on the Company's Common Stock in the foreseeable future.

Item 6. Selected Financial Data

                                          Year Ended December 31,
                                 ---------------------------------------------
                                   1998     1997     1996      1995     1994
                                 --------  -------  -------  --------  -------
                                   (1)       (2)      (3)      (4)       (5)
                                   (In Thousands, Except Per Share Data)
Operations Data
Continuing Operations:
  Operating Revenue............. $ 97,318  $93,378  $60,305  $ 10,855  $ 1,619
                                 ========  =======  =======  ========  =======
  Operating Income (Loss).......    1,495    2,513    1,449    (3,016)  (2,481)
  Interest Expense..............   (3,221)  (3,267)  (2,402)     (508)    (269)
  Provision for Bargo Judgment
   and Related Costs............   (9,239)      --       --        --       --
  Equity in Writedown of Joint
   Venture Development Costs....       --     (855)  (1,290)       --       --
  Gain on Sale of Mineral
   Properties...................       --       --       --        --    2,124
  Other Income (Expense)........     (136)     714      425       (57)     (34)
  Income Tax Benefit (Expense)..      661      (86)    (876)       --       --
                                 --------  -------  -------  --------  -------
Loss From Continuing
 Operations.....................  (10,440)    (981)  (2,694)   (3,581)    (660)
                                 --------  -------  -------  --------  -------
Discontinued Operations:
  Agriculture...................       --      710     (710)       --       --
  Oil and Gas...................   (1,710)      --    1,122   (10,389)  (3,495)
  Drilling and Workover.........       --       --       --        --       65
                                 --------  -------  -------  --------  -------
Income (Loss) From Discontinued
 Operations.....................   (1,710)     710      412   (10,389)   3,430
                                 --------  -------  -------  --------  -------
Extraordinary Item..............     (233)      --       --        --       --
                                 --------  -------  -------  --------  -------
Net Loss........................ $(12,383) $  (271) $(2,282) $(13,970) $(4,090)
                                 ========  =======  =======  ========  =======
Income (Loss) Per Share-Basic:
  Continuing Operations......... $  (2.69) $ (0.25) $  (.70) $   (.93) $  (.17)
  Discontinued Operations.......     (.44)    0.18     0.11     (2.72)    (.91)
  Extraordinary Item............    (0.06)      --       --        --       --
                                 --------  -------  -------  --------  -------
  Net Loss...................... $  (3.19) $ (0.07) $ (0.59) $  (3.65) $ (1.08)
                                 ========  =======  =======  ========  =======
Loss Per Share-Diluted.......... $  (3.19) $ (0.07) $ (0.59) $  (3.65) $ (1.08)
                                 ========  =======  =======  ========  =======
Balance Sheet Data
Total Assets.................... $ 74,874  $72,059  $75,176  $ 51,935  $51,639
Long-term Obligations........... $ 17,237  $12,654  $15,575  $  7,947  $ 2,693
Shareholders' Equity............ $ 16,239  $28,317  $28,944  $ 31,254  $44,624
Weighted Average Common Shares
 Outstanding....................    3,881    3,855    3,855     3,832    3,794
Cash Dividends per Common
 Share.......................... $    -0-  $   -0-  $   -0-  $    -0-  $   -0-

-------
(1) Includes Juliana as a consolidated subsidiary subsequent to the September 1998 purchase of joint venture partner's interest. See Item 1 "Business-- Agricultural Operations." Operating income includes a $9.2 million charge to record entry of the judgment and related costs in the Company's litigation with Bargo Energy Company. See Item 3 "Legal Proceedings." Net income includes a $1.2 million charge for increase in a provision for environmental remediation and a $0.5 million charge for a provision for tax settlement, included in "Discontinued Operations." See Item 1 "Business--Environmental Regulation" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Contingencies and Uncertainties."
(2) Operating income includes a $1.0 million charge for writedown of excess equipment. Net income also includes a $0.9 million charge for equity in the write-off of joint venture development costs and income of $0.7 million from reversal of the 1996 estimated loss on disposal of the agricultural and real estate operations. See Item 1 "Business-- Agricultural Operations," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and Notes 3 and 6 of the Notes to the Consolidated Financial Statements.
(3) Includes the results of operations of Rostone subsequent to the Rostone Acquisition on February 2, 1996. Includes the results of QMP and DPL subsequent to their acquisitions on November 18, 1996. See Note 2 of the Notes to the Consolidated Financial Statements. Includes a $1.3 million impairment charge, a $0.7 million charge for the estimated loss on disposal of the agricultural and real estate operations and a $1.1 million net gain from the disposal of the oil and gas operations. See Notes 3 and 6 of the Notes to the Consolidated Financial Statements.
(4) Includes the results of operations of Oneida subsequent to the Oneida Acquisition on September 14, 1995. Includes a $7.0 million impairment charge against the Company's oil and gas properties and a $3.8 million charge for the expected loss on disposal of the oil and gas operations. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements.
(5) Includes a $3.2 million impairment charge against the Company's oil and gas properties, a $2.1 million gain on the sale of mineral properties, the results of operations of acquired producing gas properties after May 1, 1994 and a change in the Company's proportionate share of agricultural revenues and expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

  The Company's principal operations are in the plastic products and services industry through its wholly owned subsidiary ORC. The Company is also engaged in wine grape agricultural operations in Napa County, California.

  In November 1995, the Company's Board of Directors resolved to sell the Company's oil and gas assets and discontinue the Company's oil and gas operations. During 1996, the Company sold substantially all of its oil and gas assets, for a total price of approximately $11.4 million.

  The Company recognized a net loss of $12.4 million in 1998 compared to a net loss of $0.3 million in 1997 and a net loss of $2.3 million in 1996. The following discussion of Results of Continuing Operations describes the Company's continuing operations in plastic products and services and wine grape agriculture separately from discontinued operations.

RESULTS OF CONTINUING OPERATIONS--1998 COMPARED TO 1997

  Plastic products and services: ORC revenues and operating income were $95.1 million and $5.0 million, respectively, for the year ended December 31, 1998. This compares to 1997 revenues and operating income of $93.4 million and $4.3 million, respectively.

  The increase in revenues is attributable to a 34% increase in DPL sales as a result of new customer programs, offset by a 5% decrease in sales at U.S. operations. Parts sales increased $0.7 million, or 0.6% to $89.0 million for the year ended December 31, 1998 compared to $88.5 million for the prior year period. Tooling sales increased $1.2 million, or 24.5% to $6.1 million for 1998 compared to $4.9 million for 1997. Tooling revenues associated with the production of customer tools are deferred until the tools are completed and delivered to the customers. As a result, tooling sales fluctuate depending on when projects are completed. The 34% increase in DPL sales resulted from two significant new projects, for which the Company added production capacity. Although the Company continues to seek new customers and projects, management does not expect that such sales growth will recur. ORC backlog totaled $16.7 million at December 31, 1998 compared to backlog of $21.9 million at December 31, 1997. Backlog is down from 1997 as more major customers move to just-in-time ordering and shorter delivery cycles and because of customer deferrals of new programs.

  Cost of sales totaled $80.9 million, or 85.1% of net sales, for the year ended December 31, 1998 compared to $78.9 million, or 84.5% of net sales, for the year ended December 31, 1997. Gross margins were $14.2 million or 14.9% of net sales, in 1998 compared to $14.5 million, or 15.5% of net sales in 1997.

  During 1997, ORC recorded a $1.0 million writedown of surplus equipment to net realizable value. This writedown was made in conjunction with the relocation of thermoplastic molding production from the Clayton, N.C. facility to the Siler City, N.C. facility.

  Selling, general and administrative expenses were $9.2 million in 1998, and $9.2 million in 1997. Operating income was $5.0 million, or 5.3% of net sales in 1998 compared to $4.3 million, or 4.6% of net sales in 1997.

  Agriculture: Juliana had an operating loss of $0.1 million on revenues of $2.2 million in 1998. Revenues and direct expenses from the 1998 harvest were recognized in the fourth quarter, and these fourth quarter amounts are not representative of a full year. Prior to October 1998, the Company accounted for its wine grape agriculture operations on the equity method.

  Corporate General and Administrative Expense: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $2.1 million for the year ended December 31, 1998 compared to $1.8 million for the year ended December 31, 1997. The 1998 and 1997 amounts included approximately $0.6 million and $0.4 million, respectively, in legal costs for the Company's Bargo litigation.

  As a result of termination of the 1998 Merger Agreement with Chatwins because of the inability to raise sufficient financing under then current market conditions, the Company recorded a charge of $1.4 million in 1998 to write off accumulated legal, investment banking and other costs related to the merger.

  Other Income and Expense: Interest expense was $3.2 million in 1998 compared to $3.3 million for the prior year. The Company also recorded a charge of $9.2 million during 1998 to record entry of the judgment in the Company's litigation with Bargo, accrual of interest on the judgment and letter of credit and guarantee fees related to obtaining a supersedeas bond to appeal the judgment.

  The Company participated in the wine grape agriculture industry through its equity investment in the Juliana Preserve joint venture in 1997 and until September 1998. The Company recognized a loss of $0.4 million in 1998 and income of $0.3 million in 1997 from its equity interest in the Preserve's results of operations. In addition, the Company recorded a charge of $0.9 million in 1997 for its equity in the write off of development costs by the joint venture.

  Income Tax Expense: In August 1998, the Company reached a settlement with the IRS on its appeal of the denial of the Company's request for refund of Alternative Minimum Tax paid in 1990 and 1991. As a result of the settlement, the Company received refunds totaling $0.7 million including interest. Because of the uncertainty over realization of the refund, the Company had recorded an allowance of $0.8 million in 1996 for the possible denial of the refund claim with a corresponding charge to income tax expense. As a result of the settlement, the Company recorded an income tax benefit of $0.7 million in 1998.

RESULTS OF CONTINUING OPERATIONS--1997 COMPARED TO 1996

  Plastic products and services: ORC revenues and operating income were $93.4 million and $4.3 million, respectively, for the year ended December 31, 1997. This compares to 1996 revenues and operating profit of $60.3 million and $3.4 million respectively.

  The increase in revenues is attributable primarily to a full year's results of the acquired businesses offset somewhat by a strike at the Rostone division. Parts sales increased $35.5 million, or 67.0% to $88.5 million for the year ended December 31, 1997 compared to $53.0 million for the prior year period. Tooling sales decreased $2.4 million, or 32.9% to $4.9 million for 1997 compared to $7.3 million for 1996. Tooling revenues associated with the production of customer tools are deferred until the tools are completed and delivered to the customers. As a result, tooling sales fluctuate dependent upon when projects are completed. Additionally, in 1997, there was a higher incidence of molding contracts where the tools were provided by the customer. ORC backlog totaled $21.9 million at December 31, 1997 compared to backlog of $25.1 million at December 31, 1996. Backlog is down from 1996 as more major customers move to just-in-time ordering and shorter delivery cycles.

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

  Cost of sales totaled $78.9 million, or 84.5% of net sales, for the year ended December 31, 1997 compared to $50.7 million, or 84.1% of net sales, for the year ended December 31, 1996. As a result of the increase in sales, offset by the effects of the strike, gross margins rose to $14.5 million or 15.5% of net sales, in 1997 from $ 9.6 million, or 15.9% of net sales in 1996.

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

  Corporate General and Administrative Expense: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $1.8 million for the year ended December 31, 1997 compared to $1.9 million for the year ended December 31, 1996. The 1997 amount included approximately $0.4 million in legal costs for the Company's Bargo litigation. The expenses for the year ended December 31, 1996 included occupancy and office costs for both the Company's previous headquarters in Houston, Texas, closed in May 1996, and its new headquarters in Stamford, Connecticut and are net of $0.3 million in reversals of certain charges for office closing and severance accrued in 1995.

  Other Income and Expense: Interest expense was $3.3 million in 1997 compared to $2.4 million in 1996 as a result of interest on ORC debt subsequent to the Rostone, QMP and DPL Acquisitions. Other income in 1996 includes a $0.6 million insurance recovery on a business loss claim for a DPL customer contract termination.

  The Company participated in the wine grape agriculture industry in 1997 and 1996 through its equity investment in the Preserve. The Company recognized income of $0.3 million in 1997 compared to a loss of $0.3 million in 1996 from its equity interest in the Preserve's results of operations. In addition, the Company recorded an impairment charge of $1.3 million in 1996 and a further charge of $0.9 million in 1997 for its equity in the write off of approximately $2.9 million of development costs by the joint venture.

  Income Tax Expense: Because of the uncertainty over realization of a refund claimed for Alternative Minimum Taxes paid in 1990 and 1991 , the Company recorded an allowance of $0.8 million for the possible denial of the refund claim with a corresponding charge to Income Tax Expense in 1996.

DISCONTINUED OPERATIONS

  The Company discontinued its U. S. oil and gas operations in 1995 . The Company recognized income from discontinued operations of $0.7 million in 1997 compared to income of $0.4 million in 1996. The Company recognized a net gain of $1.1 million in 1996 from disposition of the oil and gas assets, consisting of a $1.6 million insurance reimbursement offset by $0.4 million of adjustments to the purchase price for certain assets not sold and $0.1 million of provisions for environmental remediation of those assets. Results of discontinued oil and gas operations during 1996, prior to the disposition on May 24, 1996, were approximately break even on revenues of $2.1 million.

  As described below under "Contingencies and Uncertainties," the Company has recorded a provision of $0.5 million in connection with settlement discussions for the California Franchise Tax Board audit of the company's Franchise tax returns for 1991 through 1993.

LIQUIDITY AND CAPITAL RESOURCES

 Summary of 1998 Activities

  Cash and cash equivalents totaled $2.0 million at December 31, 1998. During the year ended December 31, 1998, cash decreased $0.1 million, with $2.4 million provided by operations, $2.2 million used by investing activities and $0.6 million provided by financing activities.

  Investing Activities: Capital expenditures were $3.3 million. The Company paid $2.2 million to acquire its joint venture partner's interest in the Preserve, and received $2.6 million from the sale of a portion of the Preserve.

  Financing Activities: Principal payments reduced long-term obligations by $10.2 million in the year ended December 31, 1998. Proceeds from new term loan borrowings totaled $7.1 million and debt issuance costs of $1.9 million were paid. Net short term borrowings totaled $3.4 million.

Factors Affecting Future Liquidity

  Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, ORC and Juliana.

  Corporate: Corporate expenses, including salaries and benefits, professional fees and other public company costs, are expected to approximate $1.5 million annually. Legal costs to appeal the Bargo litigation and the cost of collateralizing the Bargo appeal bond will add to corporate requirements. In addition, a significant portion of the $1.5 million accrued for environmental remediation of the Louisiana properties, described in Item 1 "Business-- Environmental Regulation," is expected to be expended during the next twelve months and a settlement payment for the California tax audit, described below under "Contingencies and Uncertainties," is expected to be made. The Company's source of funds for these expenses, other than from additional borrowings, are from cash balances and permitted payments by ORC. The Corporate cash balance at December 31, 1998 was $0.01 million.

  As described in Note 7 to the Consolidated Financial Statements, ORC closed a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") in October 1998. This new credit facility limits payments to Reunion by ORC. If certain levels of availability (as defined in the loan agreements) are maintained, ORC is permitted to pay Reunion monthly payments of interest, plus up to $0.1 million for management fees and dividends on preferred stock, plus tax sharing payments of up to 50% of the tax savings realized by ORC because of Reunion's NOLs. There can be no assurances that ORC will be able to maintain the required levels of availability and be permitted to make the management fee and tax sharing fee payments to Reunion. In any event, the maximum amount of such payments is not expected to be sufficient for Reunion's corporate operating and debt service requirements.

  The new credit facility also provides a letter of credit guarantee to provide credit support for a supersedeas bond in the Bargo litigation (see
Item 3--"Legal Proceedings"). In addition to the ORC assets, the facility is secured by a guarantee by Mr. Bradley, a pledge of assets by Stanwich Financial Services Corp., ("SFSC"), a related party (see Item 13--"Certain Relationships and Related Transactions") and a pledge of the stock of ORC and Juliana. Since October 1998, substantially all the amounts otherwise permitted to be paid by ORC have been used to fund letter of credit and guarantee fees relating to the supersedeas bond.

  Without additional financing, management believes that the Company will not have sufficient resources to meet its corporate expenses and legal and environmental costs as they become due over the next twelve months. During 1998, the Company borrowed a total of $1.0 million from SFSC. These borrowings bear interest at 15%, and were due to mature September 30, 1998. SFSC has agreed to extend the maturity date to December 31, 1999 while the Company seeks additional financing. There can be no assurances that such financing will be arranged, or that SFSC will extend the maturity indefinitely or lend additional funds.

  As described below in "Possible Merger with Chatwins and Acquisitions of King-Way and NAPTech," the Company has announced that it has reinstituted merger discussions with Chatwins and has held financing discussions with prospective lenders in connection with the proposed merger. If such a merger and refinancing is completed, management believes that there will be sufficient resources for the Company's requirements and for reinvestment in a new business or businesses. There can be no assurances that any of these transactions will be consummated.

  ORC: On October 19, 1998, ORC closed the new credit facility with CITBC. This is a six-year senior secured credit facility including revolving credit loans of up to $10.2 million and a term loan in the initial amount of $6.0 million for ORC. The proceeds were used to refinance ORC's debt with Congress Financial Corporation and to provide working capital for ORC. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, over the next twelve months. At December 31, 1998 ORC had $1.2 million in revolving credit availability.

  Juliana: In September 1998, Juliana completed the purchase of its joint venture partner's 28.3% interest in the Juliana Preserve joint venture for approximately $5.9 million. The purchase was funded from the proceeds of the sale of three parcels for $2.7 million, and by a $3.7 million 4-month note to the joint venture partner.

  In January 1999, Juliana closed a $7.5 million loan with Equitable Life Assurance Society of the United States ("Equitable"). The proceeds were used to refinance Juliana's existing $2.0 million loan with Equitable, to repay the $3.7 million 4-month note to the joint venture partner and for working capital.

  Juliana plans to continue a limited wine grape development effort, which management believes will enhance the value of the property. Management believes the combination of farming revenues plus working capital provided by borrowings will be sufficient to fund the agricultural operations over the next twelve months.

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

  The Company has completed its initial assessment of all of the systems and software in place at all locations and has identified hardware replacements and software upgrades necessary to achieve Y2K compliance. Because the Company uses integrated accounting and manufacturing software provided by third party vendors, it has avoided internal programming costs associated with modifying code and data to handle dates past the year 2000. The latest software releases provided by the respective third party vendors have achieved Y2K certification from independent testing organizations. The Company is in the process of upgrading all of its software to Y2K compliant releases. Upgrading and testing is substantially complete at six of the Company's seven manufacturing locations and at the headquarters location. The Company expects to complete the remaining upgrades by the second quarter of 1999. Significant customers and outside vendors such as suppliers, banks and payroll services have been contacted and have provided assurances that they either are or will be Y2K compliant by June 1999. Testing of the Company's software and systems (including manufacturing equipment and other non-information systems equipment) is expected to be completed during the second quarter of 1999.

  Because management expects to complete the upgrading of all of its software early in 1999, the Company has not developed a Y2K contingency plan. Management regularly monitors the status of the Y2K compliance process, and will develop contingency plans if it appears that the Company will not achieve full Y2K compliance.

  The Company has incurred and expects to continue to incur internal staff and other costs as a result of modifying existing systems to be Y2K compliant. Such costs will continue to be expensed as incurred and funded through internally generated cash while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives. The hardware replacements and software upgrades were principally planned to improve operating controls and implementation was not significantly accelerated. Management does not expect the incremental cost to the Company of enterprise-wide Y2K compliance to be material to its operations.

  Management recognizes that the failure of the Company or any party with which the Company conducts business to be Y2K compliant in a timely manner could have a material adverse impact on the operations of the Company. If the Company's systems were to fail because they were not Y2K compliant, the Company would incur significant costs and inefficiencies. Manual systems for manufacturing and financial control would have to be implemented and staffed. Significant customers might decide to cease doing business with the Company. Disruptions in electric power or in the delivery of materials could cause significant business interruptions. Similarly, business interruptions at significant customers could result in deferred or canceled orders.

  The dates on which the Company believes Y2K compliance will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of Y2K compliance. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-parties, the company cannot ensure its ability to resolve problems associated with the Y2K issue that may affect its operations and business, or expose it to third-party liability in a timely and cost-effective manner.

POSSIBLE MERGER WITH CHATWINS AND ACQUISITIONS OF KING-WAY AND NAPTECH

  On February 26, 1996, the Company announced that it had reinstituted its merger discussions with Chatwins, which owns approximately 38% of Reunion's Common Stock. The Company has also had discussions regarding possible acquisitions of King-Way and of NAPTech at the same time as the Chatwins merger. King-Way and NAPTech are affiliates of Chatwins and the Company. See
Item 13 "Certain Relationships and Related Transactions." The Company has engaged legal and financial advisors in connection with these transactions, and has held financing discussions with prospective lenders. These transactions are subject to approval by the Company's Board of Directors and a merger with Chatwins is subject to approval by the Company's and Chatwins' stockholders. If such transactions are agreed to, and requisite approvals are obtained and other conditions are satisfied, the consummation of the transactions could occur as early as the second quarter of this year. There can be no assurances that these transactions will be agreed to, or consummated.

CONTINGENCIES AND UNCERTAINTIES

  On April 24, 1998, a jury in state district court in Harris County, Texas returned jury verdict findings that Bargo had a right to terminate a November 1995 stock purchase agreement with the Company and that the Company fraudulently induced Bargo into entering into the agreement. The November 1995 stock purchase agreement concerned the sale of the Company's subsidiary, REC, which operated the Company's discontinued oil and gas business. The jury recommended that an award of $5.0 million in punitive damages be assessed against the Company. In July 1998, the court entered judgment affirming the $5.0 million jury verdict and awarding approximately $3.0 million in attorneys' fees and costs. The Company maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. The Company also maintains that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The Company has filed a bond which suspends execution on the judgement while the Company appeals. A formal notice of appeal has been filed and the Company intends to file its appeal in April 1999. Although management believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, the Company has recorded an accrual for the amount of the judgment with a charge to continuing operations in 1998. Interest on the judgment at 10% has been accrued and will continue to accrue until the litigation is resolved.

  In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $0.7 million plus interest. Of this amount, $0.6 million results from the auditors conclusion that income from gains on sales of certain Canadian oil and gas assets in 1991 should be reclassified from nonbusiness to business income. The Company believes its classification of such income was correct, and appealed the assessment of tax. In 1996, the Company recorded a provision for approximately $0.1 million for certain other proposed adjustments. The appeal was denied, and the Company requested that the case be considered for settlement. If the Company's positions prevail on this issue, management believes that the amounts due would not exceed amounts previously paid or provided for. However, in connection with the settlement discussions, the Company accrued an additional $0.5 million in 1998, with a corresponding charge to Discontinued Operations. The total accrual of $0.6 million represents management's estimate of the minimum of the range of possible settlement outcomes.

  In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1.2 million to discontinued operations, based on revised estimates of the remaining remediation costs. At December 31, 1998, the balance accrued for these remediation costs is approximately $1.5 million. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  In the operation of its business, the Company has market risk exposures to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

  The Company manufactures its products in the United States and Ireland and sells products in those markets as well as in Europe. International sales were 28% of the Company's sales in 1998 and 18% in 1997. The Company's operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in Europe. The Company does not actively hedge its foreign currency risk because the international operations are self-financed and the translation exposure is not considered material to the Company's financial condition, liquidity or results of operations.

  The principal raw materials used by the Company are thermoplastic polymers. These materials are available from a number of suppliers. Prices for these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials will not increase in the future. The Company's contracts with its customer generally provide that such price increases can be passed through to the customers.

  The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. The variable rate debt was approximately $15 million at December 31, 1998, which is representative of balances outstanding during the year. A 0.25% change in interest rates would affect results of operations by approximately $0.04 million.

Item 8. Consolidated Financial Statements and Supplementary Data

  The Company's consolidated financial statements are set forth beginning at Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  (a) Directors. The following is a list of Directors of the Company:

                                            Principal Position         Director
Name                                         with the Company      Age  Since
----                                     ------------------------- --- --------
Thomas N. Amonett(1)(2)................. Director                   55   1992
Charles E. Bradley, Sr.................. Director, President & CEO  69   1995
Thomas L. Cassidy (1)................... Director                   70   1995
W. R. Clerihue(1)(2).................... Director                   75   1996
Franklin Myers(2)....................... Director                   46   1995(3)
John G. Poole........................... Director                   56   1996

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

  Thomas N. Amonett has served as a director of the Company since July 1, 1992 and served as the President and Chief Executive Officer of the Company from July 1, 1992 until October 26, 1995. Mr. Amonett also served as the President of Reunion Energy Company, then a wholly-owned subsidiary of the Company in the oil and gas operating business, from July 1, 1992 until May 24, 1996. Mr. Amonett is currently President, Chief Executive Officer and a director of American Residential Services, Inc., a company providing equipment and services relating to residential heating, ventilating, air conditioning, plumbing, electrical and indoor air quality systems and appliances. From July, 1996 until June, 1997, Mr. Amonett was Interim President and Chief Executive Officer of Weatherford Enterra, Inc., an energy services and manufacturing company. Prior to his affiliation with the Company, he practiced law at Fulbright & Jaworski in Houston, Texas, where he was of counsel for more than five years. Mr. Amonett serves as a director of Petro Corp Incorporated, a Houston-based oil and gas company and ITEQ, Inc. a provider of manufactured equipment, engineered systems and services used in the processing, treatment, storage and movement of gases and liquids.

  Charles E. Bradley, Sr. became a director of the Company on June 20, 1995 and was appointed President and Chief Executive Officer of the Company on October 26, 1995. Mr. Bradley was a co-founder of Stanwich Partners, Inc. ("SPI") in 1982 and has served as its President since that time. SPI is a private investment company. Mr. Bradley has been a director of Chatwins Group, Inc. ("Chatwins") since 1986 and Chairman of the Board of Chatwins since 1988. Chatwins is an industrial products manufacturing company. Mr. Bradley is a director of DeVlieg-Bullard, Inc. ("DBI"), a machine tool parts and services company, General Housewares Corp., a manufacturer and distributor of housewares, Consumer Portfolio Services, Inc. ("CPS"), engaged in the business of purchasing, selling and servicing retail automobile installment sales contracts, NAB Asset Corporation ("NAB"), engaged in mortgage and construction lending, Audits and Surveys, Inc., an international marketing research firm, and Zydeco Energy, Inc., an oil and gas reserve development company. Mr. Bradley is currently the Chairman of the Board of DBI, Chairman and CEO of NAB as well as President and acting Chief Financial Officer and a director of Sanitas, an inactive company, and President, acting Chief Financial Officer and a director of Texon Energy Corporation, an inactive company.

  Thomas L. Cassidy became a director of the Company on June 20, 1995. Mr. Cassidy has been a Managing Director of Trust Company of the West ("TCW"), an investment management firm, since 1984. He is also a Senior Partner of TCW Capital, an affiliate of TCW. He is a Director of DBI, Holnam Inc., a cement manufacturing company, and Spartech Corporation, a plastics manufacturing company.

  W. R. Clerihue became a director of the Company in December 1996. Mr. Clerihue has been Chairman of the Board of Directors of Spartech Corporation since October 1991.

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

  (b) Executive Officers. The following is a list of executive officers of the Company and its principal subsidiary:

Name                                           Position                     Age
----                                           --------                     ---
Charles E. Bradley, Sr.... Director, President and Chief Executive Officer   69
                            of the Company
Richard L. Evans.......... Executive Vice President, Chief Financial         46
                            Officer and Secretary of the Company
David N. Harrington....... President and Chief Executive Officer, ORC        58

  The business experience of Mr. Bradley is described above under "Directors."

  Mr. Evans joined the Company as Executive Vice President and Chief Financial Officer in October 1995. He was appointed Secretary of the Company in December 1995. From May 1993 to September 1995, he was Controller of Terex Corporation, a capital goods manufacturer. From October 1989 to May 1993, Mr. Evans was Controller of SPI.

  Mr. Harrington has served as Chief Executive Officer of Oneida Molded Plastics Corp. ("OMPC") (now a constituent of Oneida Rostone Corp., a wholly-owned subsidiary of the Company), since December 1989 and as its President since October 1990. From March 1986 through December 1989, Mr. Harrington served as Vice President and General Manager of OMPC.

Compliance With Section 16(a) Of Securities Exchange Act Of 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company's directors and officers and person who own beneficially more than 10% of the Common Stock of the Company to file with the Securities and Exchange Commission and the National Association of Securities Dealers initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock of the Company. Directors, officers and person owning more than 10% of the common stock of the Company are required to furnish the Company with copies of all such reports. Mr. Evans failed to timely file Form 4 in March 1998 regarding the exercise of options and Form 5 for the fiscal year ending December 31, 1998. Mr. Myers failed to timely file Form 4 in June 1998 regarding the exercise of warrants and Form 5 for the fiscal year ending December 31, 1998. Messrs. Amonett, Bradley, Cassidy, Clerihue and Poole failed to timely file Form 5 for the fiscal year ending December 31, 1998. All individuals have subsequently filed the required forms.

Item 11. Executive Compensation

Compensation

  The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1998, 1997 and 1996, of those individuals who were at December 31, 1998 (i) the chief executive officer and
(ii) the two other most highly compensated executive officers (collectively the "Named Executives"):

                                                                 Long-Term
                                  Annual Compensation           Compensation
                         --------------------------------------    Stock
   Name and Principal                            Other Annual     Options       All Other
        Position         Year  Salary  Bonus(1) Compensation(2)   (Shares)   Compensation(3)
   ------------------    ---- -------- -------- --------------- ------------ ---------------
Charles E. Bradley,
 Sr..................... 1998 $150,000 $     0      $     0        75,000        $    0
President and Chief      1997  100,000       0            0             0           300
Executive Officer        1996  100,000       0            0             0           312

Richard L. Evans........ 1998 $165,000 $15,000      $     0        20,000        $7,411
Executive Vice
 President, Chief        1997  150,000  75,000      $     0             0         4,662
Financial Officer and
 Secretary               1996  135,000  30,000      $     0        50,000         4,352

David N. Harrington
 President.............. 1998 $255,000 $     0      $52,000             0        $3,064
President and Chief      1997  259,904 $51,000      $52,000             0        $2,614
Executive Officer, ORC   1996  240,000  48,000      $52,000             0         2,297

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

Option Grants

  The following table sets forth information with respect to the options to purchase shares of common stock granted under all stock option plans to the Named Executives in the fiscal year ended December 31, 1998.

                     Option/SAR Grants in Last Fiscal Year

                                                                           Potential
                                                                        Realizable Value
                                                                           At Assumed
                                       Percent of                       Annual Rates of
                          Number of      Total                            Stock Price
                          Securities  Options/SARs Exercise             Appreciation for
                          Underlying   Granted to   or Base               Option Term
                         Options/SARs Employees in   Price   Expiration ----------------
          Name             Granted    Fiscal Year  ($/Share)    Date    5% ($)  20% ($)
          ----           ------------ ------------ --------- ---------- ------  --------
Charles E. Bradley......    75,000         44%     $7.21875  05/19/2003 $86,768 $252,273
Richard L. Evans........    20,000         12%     $ 5.0625  02/13/2003 $27,975 $ 61,814

Option Exercises and Year-End Values

  The following table sets forth information with respect to the exercise of options during the year ended December 31, 1998 and the unexercised options to purchase shares of common stock granted under all stock option plans to the Named Executives and held by them at December 31, 1998:

  Aggregate Option Exercises in Last Fiscal Year and Option Value at December
                                   31, 1998

                                                Number of Securities
                                               Underlying Unexercised     Value of Unexercised
                          Number of                  Options at          In-the-Money Options at
                           Shares                 December 31, 1998       December 31, 1998(1)
                          Acquired    Value   ------------------------- -------------------------
          Name           On Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- -------- ----------- ------------- ----------- -------------
Charles E. Bradley......      -0-        -0-    13,800       61,200(2)      -0-          -0-
Richard L. Evans........    7,465     $4,199    46,535       16,000(3)      -0-          -0-

--------
(1) None of the outstanding options were in-the-money at December 31, 1998. In addition to the options granted in 1998 to Mr. Bradley and Mr. Evans, Mr. Evans has exercisable options for 42,535 shares at $4.4375 per share. The closing sales price of the common stock on NASDAQ Small-Cap. Market on December 31, 1998 was $2.75.
(2) These options become exercisable in annual 13,800 share increments on May 19,1999 through May 19, 2002 and 6,000 shares on January 2, 2003.
(3) These options become exercisable in 8,000 share increments on February 13, 1999 and February 13, 2000.

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

                                       Years of Participation
                     ----------------------------------------------------------
      Remuneration       15         20          25          30          35
      ------------   ---------- ----------- ----------- ----------- -----------
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

  Mr. Harrington is eligible to participate in this Plan. Mr. Harrington's compensation for 1998 (included in the executive compensation table) covered by the Oneida Pension Plan is $160,000 and he currently has twelve years of service.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

  ORC (then Oneida Molded Plastics Corp.) entered into an Employment Agreement (the "Harrington Employment Agreement"), effective as of January 1, 1995, with David N. Harrington, its President. Pursuant to the Harrington Employment Agreement, Mr. Harrington received (i) an annual base salary of $225,000 in 1995, increased to $240,000 in 1996 and $255,000 in 1997, (ii) an annual cash bonus of up to 50% of his annual base salary based upon ORC's actual performance for the year as compared to ORC's budgeted performance for the year, (iii) a monthly car allowance of $1,000 and (iv) coverage under ORC's fringe benefit plans for executives. In certain circumstances, Mr. Harrington is entitled to receive up to 24 months of his base salary upon termination of his employment. During the term of the Harrington Employment Agreement, Mr. Harrington is required to maintain a reverse split-dollar universal life insurance policy on his life in the amount of $2 million payable to ORC. ORC is required to reimburse Mr. Harrington for up to $26,244 of the annual premiums paid for such policy. If Mr. Harrington's employment is terminated for any reason other than death, he may request that ORC assign its right to receive the proceeds of such life insurance policy to Mr. Harrington. Effective January 1, 1995, Mr. Harrington is eligible to earn deferred compensation at the rate of $3,333.33 per month. The Harrington Employment Agreement expired by its terms on December 31, 1997, but has been extended by oral agreement through March 31, 1999 at the same salary as in 1997.

Director Compensation

  Directors not otherwise compensated by the Company receive annual retainers of $18,000 for service on the Board and $500 for each Board or committee meeting attended. Compensation paid to non-employee directors during 1998 for service in all Board capacities aggregated $111,000. Directors are reimbursed for the actual cost of any travel expenses incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  As of March 19, 1999, the Company had outstanding 3,900,065 shares of common stock. The following table sets forth information regarding the beneficial ownership of the Company's common stock at March 19, 1999, by (i) each stockholder known to the Company to own 5% or more of the Company's common stock, (ii) each director of the Company, (iii) the Named Executives and (iv) all current directors and executive officers as a group. Except as set forth in the footnotes to the following table, each stockholder has sole dispositive and voting power with respect to the shares of the Company's common stock shown as owned by him.

                                                     Amount and
                                                       Nature         Percent
    Name and Address of 5% of Beneficial Owners     of Ownership      of Class
    -------------------------------------------     ------------      --------
Chatwins Group, Inc................................  1,525,000(1)       38.4%
 300 Weyman Plaza, Suite 340
 Pittsburg, PA 15236

Bradley Family Limited Partnership.................  1,525,000(2)       38.4%

 c/o Stanwich Partners, Inc.
 62 Southfield Avenue
 One Stamford Landing
 Stamford, CT 06902

Stanwich Partners, Inc.............................  1,525,000(2)       38.4%
 62 Southfield Avenue
 One Stamford Landing
 Stamford, CT 06902

Stanwich Financial Services Corp...................    271,280(3)        7.0%
 c/o Stanwich Partners, Inc.
 62 Southfield Avenue
 One Stamford Landing
 Stamford, CT 06902

Thomas N. Amonett..................................     49,000(4)        1.3%
Charles E. Bradley, Sr.............................  1,538,800(5)       38.6%
Thomas L. Cassidy..................................     30,000(4)        0.8%
W. R. Clerihue.....................................     20,000(4)        0.5%
Franklin Myers.....................................    118,710(4)        3.0%
John G. Poole......................................  1,540,000(2)(4)    38.6%
Richard L. Evans...................................     63,000(6)        1.6%
David N. Harrington................................          0           0.0%
All Current Directors and Executive Officers as a
 group (8 individuals).............................  1,834,510(7)       44.5%

--------
(1) Includes 75,000 shares that may be purchased pursuant to currently exercisable warrants, with respect to which Chatwins has dispositive power only.
(2) Includes all shares of common stock shown as beneficially owned by Chatwins. The Bradley Family Limited Partnership (the "Bradley FLP"), established by Mr. Bradley in May 1998 for estate planning purposes and of which Mr. Bradley owns 1% as general partner and 55% as a limited partner. The Bradley FLP is owner of record of more than 50% of the issued and outstanding shares of Chatwins. The Bradley FLP has designated Stanwich Partners, Inc. ("SPI") to vote these shares and SPI in turn has designated Mr. Poole, who is one of its officers, as the person to vote these shares on its behalf. Pursuant to Rule 13d-3 the Bradley FLP may be deemed to be the beneficial owner of these shares with shared dispositive power with respect thereto, and SPI and Mr. Poole may be deemed to be the beneficial owner of these shares with voting power with respect thereto.
(3) Acquired by Stanwich Financial Services Corp. ("SFSC") from Parkdale Holdings Corporation N.V. pursuant to a settlement agreement with respect to loans secured by these shares. On January 28, 1999, the Company's Board of Directors resolved to permit this transaction notwithstanding the Transfer Restrictions in Reunion's Articles of Incorporation after determining that, based on the facts presently in existence, the transaction will not jeopardize the Company's full utilization of the Company's tax benefits.
(4) Includes options to purchase 15,000 shares of common stock.
(5) Includes all shares of common stock shown as beneficially owned by Chatwins. Mr. Bradley is Chairman of the Board of Chatwins as well as the beneficial owner of more than 50% of the issued and outstanding shares of Chatwins and may, under Rule 13d-3, be deemed beneficial owner of all shares of the Company's common stock beneficially owned by Chatwins. Mr. Bradley disclaims such beneficial ownership. Includes currently exercisable options to purchase 13,800 shares of common stock.
(6) Includes currently exercisable options to purchase 54,535 shares of common stock.
(7) Includes currently exercisable warrants and options to purchase an aggregate of 218,335 shares of common stock.

Item 13. Certain Relationships and Related Transactions

  Chatwins owns 1,450,000 shares, or approximately 38%, of the Company's common stock, and a warrant to purchase 75,000 shares of the Company's common stock (the "Chatwins Warrant"). Charles E. Bradley, Sr., President , Chief Executive Officer and a Director of the Company, is the Chairman and a Director of Chatwins and the beneficial owner of approximately 57% of the outstanding common stock of Chatwins. John G. Poole, a Director of the Company, is a Director of Chatwins and Thomas L. Cassidy, a Director of the Company, was a director of Chatwins until June 1997.

  SFSC owns 271,280 shares, or approximately 7% of the Company's common stock. Mr. Bradley is President and the indirect owner of 42.5% of SFSC's common stock. Mr. Poole is the indirect owner of 7.5% of SFSC common stock. Richard L. Evans, Executive Vice President, Chief Financial Officer and Secretary of the Company, is Vice President of SFSC.

  ORC's loan facility with CITBC (the "CITBC Credit Facility") provides for a guarantee of a letter of credit supporting a supersedeas bond filed in connection with the Company's litigation with Bargo. As additional collateral for the letter of credit guarantee, the Company pledged the stock of its subsidiaries ORC and Juliana, SFSC pledged certain collateral, and Mr. Bradley guaranteed the obligations of ORC and Reunion under the CITBC Credit Facility. Mr. Bradley receives a credit support fee from the Company in an aggregate amount equal to 3% per annum of the amount guaranteed, payable monthly. Mr. Bradley's rights to payment of the monthly installments of the credit support fee are subordinated to the prior payment of indebtedness owing by ORC to CITBC, except that if certain conditions are met, the monthly installments may be paid when due. The SFSC pledge and Mr. Bradley's guarantee will terminate upon the termination of the CITBC guarantee of the letter of credit supporting the supersedeas bond.

  Under ORC's previous loan facility with Congress Financial Corporation ("Congress"), Mr. Bradley received a credit support fee from ORC in an aggregate amount equal to 1% per annum of the amount guaranteed, payable monthly. The amount guaranteed was subject to a cap of $4 million, which declined over time. Mr. Bradley also indemnified Congress against potential liabilities arising from certain environmental exposures. Mr. Bradley's obligations to Congress and the company's payment of guarantee fees were released upon termination of the Congress loan facility in October 1998.

  ORC is indebted to Mr. Bradley pursuant to a note in the approximate amount of $1,017,000 bearing interest at 10% per annum which is subordinated to the prior payment of indebtedness owed by ORC to CITBC , except that if certain conditions are met, regularly scheduled payments of interest may be paid when due.

  ORC is indebted to CGII pursuant to a $250,000 promissory note dated May 21, 1993. The note had an outstanding balance of $477,270 (principal and accrued interest) on December 31, 1998, and is subordinated to the prior payment of indebtedness owing by ORC to CITBC under the CITBC Credit Facility, except that if certain conditions are met, regularly scheduled monthly interest payments may be paid when due. ORC is also permitted to recover certain environmental remediation costs relating to soil and ground water contamination at

Rostone's Lafayette, Indiana site by offset against this note. CGII is owned 51% by SPI and 49% by Chatwins. Mr. Bradley, Mr. Poole and Mr. Evans are officers, directors and/or shareholders of SPI. Prior to the Rostone Acquisition certain officers of Oneida were also serving as officers of Rostone and CGII.

  Beginning in 1997, ORC has entered into leases for machinery and equipment with CPS Leasing, Inc. ("CPS Leasing"), a subsidiary of Consumer Portfolio Services, Inc. ("CPS"). Mr. Bradley and Mr. Poole are directors and shareholders of CPS. The leases are for terms of five to seven years. The Company believes that the terms of these leases are comparable to those available from third parties.

  The Company subleases from SPI approximately 1,500 square feet of office space in Stamford, Connecticut for its corporate offices. The Company believes that the terms of this sublease are comparable to those available from third parties.

  Beginning in January 1998, the Company entered into an arrangement for flying services with Butler Air, Inc. ("Butler"). Mr. Bradley is a director of Butler and the owner of 65% of Stanwich Aviation Company, Inc., of which Butler is a wholly-owned subsidiary. Butler provides charter flight services for certain business travel by Company officers and employees at rates which the Company believes are comparable to those available from third parties. The Company pays a monthly minimum of $5,000, which is credited against services as used.

  Beginning in August 1998, the Company has borrowed funds for corporate working capital from SFSC. The debt bears interest at 15% and was originally scheduled to mature September 30, 1998. SFSC has agreed to extend the maturity to December 31, 1999 while the Company seeks an alternative source of funds.

  Under the arrangements described above, the Company's consolidated statement of operations for the year ended December 31, 1998 includes interest expense of $112,000 to Mr. Bradley, $38,000 to CGII and $23,000 to SFSC; guarantee fees of $190,000 to Mr. Bradley; rent expense of $167,000 to CPS Leasing and $32,000 to SPI; and travel expense of $75,000 to Butler. At December 31, 1998, the Company's consolidated balance sheet includes interest payable to CGII of $109,000; short term debt payable to SFSC of $1,015,000 and accrued travel of $20,000 payable to Butler classified as Current Liabilities; principal payable to Mr. Bradley of $1,017,000 and payable to CGII of $368,000 classified as Long Term Debt-Related Parties; and interest and fees payable to Mr. Bradley under prior arrangements of $123,000 classified as Other Liabilities. At December 31, 1998, future minimum rental commitments to CPS Leasing under operating leases totaled $937,000.

  ORC manufactures component parts for King-Way. Mr. Bradley and Mr. Evans are officers and directors of King-Way and own 42.5% and 15%, respectively, of King-Way's common stock. Sales to King-Way in 1998 were $299,000 and were at margins equivalent to those earned on sales to third party customers at comparable volumes.

  The Company obtains its property, casualty and product and general liability insurance coverage through a joint arrangement with Chatwins. The Company and Chatwins share the costs in proportion to the coverages.

  The Company and Chatwins are considering the possible merger of Chatwins with and into the Company in a tax-free exchange of stock. Such a merger will be subject to, among other conditions, approvals by the Boards of Directors and the Stockholders of the Company and Chatwins and compliance by Chatwins with the covenants in its financing agreements. The Company has also had discussions regarding possible acquisitions of King-Way and of NAPTech at the same time as the Chatwins merger. NAPTech is owned by Mr. Bradley. If King-Way and NAPTech were acquired, they would be combined with divisions of Chatwins operating in similar businesses. The Company has engaged legal and financial advisors in connection with these transactions and has held financing discussions with prospective lenders. If such transactions are agreed to, and requisite approvals are obtained and other conditions are satisfied, the consummation of the transactions could occur as early as the second quarter of this year. There can be no assurances that these transactions will be agreed to, approved or consummated.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on From 8-K

  (a) Documents included in this report:

  The following consolidated financial statements and financial statement schedules of Reunion Industries, Inc. and its subsidiaries are included in
Part II, Item 8:

  1. Financial Statements (Pages F-1 through F-34)

  Report of Independent Public Accountants
  Consolidated Balance Sheets--December 31, 1998 and 1997
  Consolidated Statements of Operations--Years Ended December 31, 1998, 1997 and 1996
  Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996
  Consolidated Statements of Shareholders' Equity--Years Ended December 31, 1998, 1997 and 1996
  Notes to Consolidated Financial Statements

  2. Financial Statement Schedules (Pages S-1 through S-5)

  Schedule I --Condensed Financial Information of Registrant
  Schedule II--Valuation and Qualifying Accounts and Reserves

  Other schedules have been omitted because they are either not required, not applicable, or the information required to be presented is included in the Company's financial statements and related notes.

  3. Exhibits

  See pages 28 and 29 for a listing of exhibits filed with this report or incorporated by reference herein.

  (b) Current Reports on Form 8-K

  During the last quarter of the year ended December 31, 1998, the Company filed the following Current Reports on Form 8-K:

      Report Date                        Item Reported
      -----------                        -------------
      October 19, 1998  Refinancing of Secured Debt by Oneida Rostone
                        Corp. with The CIT Group/Business Credit, Inc.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1999

                                          REUNION INDUSTRIES, INC.

                                          By:  /s/ Charles E. Bradley
                                             ----------------------------------
                                                   Charles E. Bradley
                                                        President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Dated: March 29, 1999

                                          By:  /s/ Charles E. Bradley
                                             ----------------------------------
                                                   Charles E. Bradley
                                              Director, President and Chief
                                                    Executive Officer
                                              (Principal Executive Officer)

                                          By:  /s/  Richard L. Evans
                                             ----------------------------------
                                                    Richard L. Evans
                                          Executive Vice President and Chief
                                              Financial Officer (Principal
                                            Accounting and Financial Officer)

                                          By:  /s/  Thomas N. Amonett
                                             ----------------------------------
                                                    Thomas N. Amonett
                                                        Director

                                          By:  /s/  Thomas L. Cassidy
                                             ----------------------------------
                                                    Thomas L. Cassidy
                                                        Director

                                          By:  /s/   W. R. Clerihue
                                             ----------------------------------
                                                     W. R. Clerihue
                                                        Director

                                          By:  /s/   Franklin Myers
                                             ----------------------------------
                                                     Franklin Myers
                                                        Director

                                          By:  /s/    John G. Poole
                                             ----------------------------------
                                                      John G. Poole
                                                        Director

                                 EXHIBIT INDEX

  2.1  --  Merger Agreement by and between Reunion Resources Company and
           Reunion Industries, Inc. Incorporated by reference to Exhibit 2.1 to
           Registration Statement on Form S-4 (No. 33-64325).

  3.1  --  Certificate of Incorporation of Reunion Industries, Inc.
           Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (No. 33-64325).

  3.2  --  Bylaws of Reunion Industries, Inc. Incorporated by reference to
           Exhibit 3.2 to Registration Statement on Form S-4 (No. 33-64325).

  4.1  --  Specimen Stock Certificate evidencing the Common Stock, par value
           $.01 per share, of Reunion Industries, Inc. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4
           (Registration No. 33-64325).

 10.1  --  Buttes Gas & Oil Co. 1992 Nonqualified Stock Option Plan.
           Incorporated by reference to Exhibit 10.35 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1992.

 10.2 -- Form of Stock Option Agreement for options issued pursuant to the 1992 Nonqualified Stock Option Plan. Incorporated by reference to
           Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.3 -- Form of Warrants expiring June 30, 1999 to purchase an aggregate of 150,000 shares of Common Stock of Reunion Industries, Inc.
           Incorporated by reference to Exhibit 10.37 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1992.

 10.4 -- Reunion Resources Company 1993 Incentive Stock Plan. Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1993.

 10.5 -- Form of Stock Option Agreement for options issued pursuant to the 1993 Incentive Stock Plan. Incorporated by reference to Exhibit
           10.35 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1993.

 10.6 -- The 1998 Stock Option Plan of Reunion Industries, Inc. Incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4
           (No. 333-56153).

 10.7 -- Form of Stock Option Agreement for options issued pursuant to the 1998 Stock Option Plan of Reunion Industries, Inc.*

 10.8  --  Loan and Security Agreement dated as of October 16, 1998 among
           Oneida Rostone Corp., Reunion Industries, Inc. and DPL Acquisition
           Corp. and The CIT Group/Business Credit, Inc. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-
           K dated October 19, 1998.

 10.9  --  Amendment No. 1 to Loan and Security Agreement dated as of December
           31, 1998 modifying original Loan and Security Agreement dated as of October 16, 1998 among Oneida Rostone Corp., Reunion Industries,
           Inc. and DPL Acquisition Corp. and The CIT Group/Business Credit,
           Inc.*

 10.10 --  Stock Purchase Agreement, dated April 2, 1996, between Tribo
           Petroleum Corporation and Reunion Resources Company. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 2, 1996.

 10.11 --  Subordinated Promissory Note Date 1996, made May 24, 1996 by Tri-
           Union Development Corporation in favor of Reunion Industries, Inc.
           in the original principal amount of $2,200,000. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 24, 1996.

 10.12 --  Pledge Agreement dated as of May 24, 1996, between Tribo Petroleum
           Corporation, as pledgor, and Reunion Industries, Inc., as secured party, covering all issued and outstanding capital stock of Tri-
           Union Development Corporation. Incorporated by reference to Exhibit
           2.3 to the Company's Current Report on Form 8-K dated May 24, 1996.

 10.13 -- Guaranty, dated May 24, 1996, made by Tribo Petroleum Corporation in favor of Reunion Industries, Inc. Incorporated by reference to
           Exhibit 2.4 to the Company's Current Report on Form 8-K dated May
           24, 1996.

10.14  --  Share Purchase Agreement dated October 17, 1996 between Allied Irish Banks Holdings and Investments
           Limited and DPL Acquisition Corp. Incorporated by reference to Exhibit 2.1 to the Company's Current
           Report on Form 8-K dated October 17, 1996.

10.15  --  Stock Purchase Agreement dated as of October 17, 1996 among Frank J. Guzikowski, DPL Acquisition
           Corp., Reunion Industries, Inc., Data Packaging International, Inc. and DPL Holdings, Inc.
           Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October
           17, 1996.

10.16  --  Asset Purchase Agreement between Oneida Rostone Corp., Quality Molded Products, Inc. and Don A.
           Owen, dated November 18, 1996. Incorporated by reference to Exhibit 2.1 to the Company's Current
           Report on Form 8-K dated November 18, 1996.

11.1   --  Computation of Earnings Per Share.*

21.1   --  List of subsidiaries and jurisdictions of organization.*

23.1   --  Consent of Independent Public Accountants--PricewaterhouseCoopers LLP.*

   27  --  Financial Data Schedule*

--------
* Filed Herewith

                            REUNION INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT ACCOUNTANTS
  PricewaterhouseCoopers LLP............................................... F-2

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

                       Report of Independent Accountants

To the Board of Directors and
Shareholders of Reunion Industries, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Reunion Industries, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the cash flows historically generated by the Company may not be sufficient to enable it to meet its obligations when they come due, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

New York, New York
March 17, 1999

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                               December 31,
                                                             -----------------
                           ASSETS                              1998     1997
                           ------                            --------  -------
Current Assets
  Cash and Cash Equivalents................................. $  2,009  $ 2,085
  Accounts Receivable, Less Allowance for Doubtful Accounts
   of $360 and $375, respectively...........................   12,389   12,284
  Inventories...............................................    7,104    7,570
  Customer Tooling-in-process...............................      897    1,773
  Other Current Assets......................................      803      495
                                                             --------  -------
    Total Current Assets....................................   23,202   24,207
                                                             --------  -------
Property, Plant and Equipment--Net..........................   41,353   35,293
                                                             --------  -------
Other Assets
  Goodwill, net of Accumulated Amortization of $2,170 and
   $1,481, respectively.....................................    8,371    9,060
  Investment in Joint Venture...............................       --    1,622
  Debt Issuance Costs.......................................    1,088      344
  Assets Held for Sale......................................      376      369
  Other.....................................................      484    1,164
                                                             --------  -------
                                                               10,319   12,559
                                                             --------  -------
                                                             $ 74,874  $72,059
                                                             ========  =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Current Liabilities
  Current Portion of Long-term Debt......................... $ 11,155  $11,568
  Short Term Debt--Related Parties..........................    1,015       --
  Accounts Payable..........................................    8,684    9,328
  Advances From Customers...................................    1,249    2,484
  Accrued Bargo Judgment....................................    8,425       --
  Accrued Salaries, Vacation and Benefits...................    1,688    1,940
  Accrued Environmental Costs...............................    1,723      983
  Other Current Liabilities.................................    2,180    1,731
                                                             --------  -------
    Total Current Liabilities...............................   36,119   28,034
Long-Term Debt..............................................   15,245   11,112
Long-Term Debt--Related Parties.............................    1,385    1,542
Other Liabilities...........................................    3,279    2,914
                                                             --------  -------
    Total Liabilities.......................................   56,028   43,602
                                                             --------  -------
Redeemable Preferred Stock of Consolidated Subsidiary.......      607       --
Minority Interests..........................................    2,000      140
Commitments and Contingencies (Note 15)
Shareholders' Equity
  Common Stock ($.01 par value; 20,000 authorized; 3,900 and
   3,855 issued and outstanding, respectively)..............       39       38
  Additional Paid-in Capital................................   29,332   29,242
  Retained Earnings (Since January 1, 1989).................  (12,961)    (578)
  Foreign Currency Translation Adjustments..................     (171)    (385)
                                                             --------  -------
    Total Shareholders' Equity..............................   16,239   28,317
                                                             --------  -------
                                                              $74,874  $72,059
                                                             ========  =======

          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In Thousands, Except Per Share Data)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
Operating Revenue
  Plastic Products and Services....................  $ 95,064  $93,378  $60,305
  Agriculture .....................................     2,254       --       --
                                                     --------  -------  -------
                                                       97,318  $93,378  $60,305
Operating Costs and Expenses
  Plastic Products and Services--Cost of Sales.....    80,861   78,871   50,664
  Agriculture--Cost of Sales.......................     2,227       --       --
  Writedown of Excess Equipment....................        --      958       --
  Selling, General and Administrative..............    11,373   11,036    8,192
  Provision for Merger and Refinancing Costs.......     1,362       --       --
                                                     --------  -------  -------
                                                       95,823   90,865   58,856
                                                     --------  -------  -------
Operating Income ..................................     1,495    2,513    1,449
                                                     --------  -------  -------
Other Income and (Expense)
  Interest Expense.................................    (3,221)  (3,267)  (2,402)
  Provision for Bargo Judgment and Related Costs...    (9,239)      --       --
  Equity In Income (Loss) of The Juliana Preserve..      (388)     330     (266)
  Equity In Writedown of The Juliana Preserve Real
   Estate Development Costs........................        --     (855)  (1,290)
  Other, Including Interest Income.................       252      384      691
                                                     --------  -------  -------
                                                     (12,596)   (3,408)  (3,267)
                                                     --------  -------  -------
Loss From Continuing Operations Before Income
 Taxes.............................................   (11,101)    (895)  (1,818)
  Income Tax Benefit (Expense).....................       661      (86)    (876)
                                                     --------  -------  -------
Loss From Continuing Operations....................   (10,440)    (981)  (2,694)
                                                     --------  -------  -------
Income (Loss) From Discontinued Operations
  Disposal of Oil and Gas Operations...............    (1,710)      --    1,122
  Disposal of Agriculture Operations...............        --      710     (710)
                                                     --------  -------  -------
                                                      (1,710)      710      412
                                                     --------  -------  -------
Extraordinary item--loss on early extinguishment of
 debt .............................................      (233)      --       --
                                                     --------  -------  -------
Net Loss...........................................   (12,383)    (271)  (2,282)
Foreign Currency Translation Adjustment............       214     (356)     (29)
                                                     --------  -------  -------
Comprehensive Loss.................................  $(12,169) $  (627) $(2,311)
                                                     ========  =======  =======
Earnings per share--Basic and Diluted
  Loss from Continuing Operations..................  $  (2.69) $ (0.25)   (0.70)
  Income (Loss) from Discontinued Operations.......     (0.44)    0.18     0.11
  Extraordinary Item...............................     (0.06)      --       --
                                                     --------  -------  -------
  Net Loss.........................................  $  (3.19) $ (0.07) $ (0.59)
                                                     ========  =======  =======
Weighted Average Number of Common Shares
 Outstanding
  Basic and Diluted................................     3,881    3,855    3,855
                                                     ========  =======  =======

          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                     Year Ended December 31
                                                    ---------------------------
                                                      1998     1997      1996
                                                    --------  -------  --------
Cash Flows From Operating Activities:
  Net Loss........................................  $(12,383) $  (271) $ (2,282)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
   Depreciation, Depletion and Amortization.......     3,634    3,062     1,694
   Goodwill Amortization..........................       689      706       591
   Debt issuance costs amortization...............     1,157       --        --
   Bargo Judgment Provision.......................     8,425       --        --
   Provision for Environmental Remediation........     1,200       --        --
   Provision for Tax Audit Settlement.............       510       --        --
   Impairment of Assets...........................        --      958        --
   (Gain) Loss on Disposal of Discontinued
    Operations....................................        --     (710)      710
   Equity In Income of Joint Venture, Before
    Depreciation..................................       (22)    (640)      (39)
   Write Off Of Joint Venture Costs...............        --      855     1,290
   Allowance for possible denial of AMT refund
    claim.........................................        --       --       750
                                                    --------  -------  --------
                                                       3,210    3,960     2,714
  Changes in Assets and Liabilities, net of
   effects from acquisitions:
   (Increase) Decrease in Accounts Receivable.....       (16)     113       120
   (Increase) Decrease in Inventories.............       503     (310)      (29)
   Increase (Decrease) in Accounts Payable........      (718)     530    (1,113)
   Other..........................................      (604)    (258)     (449)
                                                    --------  -------  --------
Net Cash Provided by (Used in) Operating
 Activities.......................................     2,375    4,035     1.243
                                                    --------  -------  --------
Cash Flows From Investing Activities:
  Sale of Property, Plant and Equipment...........     2,560       --     2,046
  Purchase of Joint Venture Interest..............    (2,178)      --        --
  Other Capital Expenditures......................    (3,113)  (3,868)     (985)
  Acquisition of businesses, net of cash
   acquired.......................................        --       --    (5,384)
  Sale of Discontinued Operations.................        --    2,200     8,998
  Other...........................................       512      141        25
                                                    --------  -------  --------
Net Cash Used in Investing Activities.............    (2,219)  (1,527)    4,700
                                                    --------  -------  --------
Cash Flows From Financing Activities:
  Debt issuance costs.............................    (1,901)      --      (786)
  Proceeds from Issuance of Debt..................     7,102    2,746    10,509
  Repayments of Debt..............................   (10,208)  (3,889)  (18,698)
  Increase (Decrease) in Short Term Borrowings....     3,439     (702)    3,910
  Proceeds from issuance of subsidiary preferred
   stock..........................................       586       --        --
  Proceeds of capital grants......................       300       --        --
  Proceeds From Exercise of Common Stock Options
   and Warrants...................................        91       --        --
                                                    --------  -------  --------
Net Cash Used in Financing Activities.............      (591)  (1,845)   (5,065)
                                                    --------  -------  --------
Effect of Exchange Rate on Cash...................       359       15        --
                                                    --------  -------  --------
Increase (Decrease) in Cash and Cash Equivalents..       (76)     678       878
Cash and Cash Equivalents at Beginning of Period..     2,085    1,407       529
                                                    --------  -------  --------
Cash and Cash Equivalents at End of Period........  $  2,009  $ 2,085  $  1,407
                                                    ========  =======  ========

          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In Thousands)

                                          Year Ended December 31,
                                -----------------------------------------------
                                     1998            1997            1996
                                --------------  --------------  ---------------
                                Shares Amounts  Shares Amounts  Shares  Amounts
                                ------ -------  ------ -------  ------  -------
Common Stock, Par Value $.01
 per Share
  Beginning Balance............ 3,855  $    38  3,855  $    38  4,112   $    40
  Retirement of Treasury
   Shares......................                    --       --   (257)       (2)
  Exercise of Stock Options and
   Warrants....................    45        1     --       --               --
                                -----  -------  -----  -------  -----   -------
  Ending Balance............... 3,900       39  3,855       38  3,855        38
Additional Paid-in Capital
  Beginning Balance............         29,242          29,242           31,037
  Retirement of Treasury
   Shares......................             --              --           (1,795)
  Exercise of Stock Options and
   Warrants....................             90              --
                                       -------         -------          -------
  Ending Balance...............         29,332          29,242           29,242
                                       -------         -------          -------
Retained Earnings
  Beginning Balance............           (578)           (307)           1,975
  Net Loss.....................        (12,383)           (271)          (2,282)
                                       -------         -------          -------
  Ending Balance...............        (12,961)           (578)            (307)
                                       -------         -------          -------
Less Treasury Shares
  Beginning Balance............                                  (257)   (1,798)
  Retirement of Treasury
   Shares......................                                   257     1,798
  Ending Balance...............                                    --        --
                                                                -----   -------
Foreign Currency Translation
 Adjustments
  Beginning Balance............           (385)            (29)              --
  Current Year Adjustments.....            214            (356)             (29)
                                       -------         -------          -------
  Ending Balance...............           (171)           (385)             (29)
                                       -------         -------          -------
Total Shareholders' Equity..... 3,900  $16,239  3,855  $28,317  3,855   $28,944
                                =====  =======  =====  =======  =====   =======

          See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                 (amounts in thousands, except share amounts)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Businesses

  Reunion Industries, Inc. ("RII") is the successor, by merger effective April 19, 1996, to Reunion Resources Company. As used herein, the term "Company" refers to RII, its predecessors and its subsidiaries unless the context indicates otherwise. The Company, through its wholly owned subsidiary, Oneida Rostone Corp. ("ORC"), manufactures high volume, precision plastic products and provides engineered plastics services. The Company through its wholly owned subsidiary, Juliana Vineyards ("Juliana"), is also engaged in wine grape agricultural operations in Napa County, California. The Company was previously primarily engaged in oil and gas production in the United States; this business was discontinued in 1995 (see Note 3). Information presented in the footnotes is based on continuing operations unless the context indicates otherwise.

  On February 26, 1999, the company announced that it had commenced discussions with a third party to sell ORC. The Company also announced that it has reinstituted merger discussions with Chatwins Group, Inc. ("Chatwins," a related party--see Note 13) and has held financing discussions with prospective lenders in connection with the proposed merger. The discussions with the third party to sell ORC have subsequently been terminated. The Company has now decided to suspend its plans for the sale of ORC in light of the ongoing discussions regarding the possible merger with Chatwins and the related refinancings. The Company has also had discussions regarding possible acquisitions of Stanwich Acquisition Corp., doing business as King-Way Material Handling Company ("King-Way") and of NPS Acquisition Corp., doing business as NAPTech ("NAPTech"), at the same time as the Chatwins merger. King-Way and NAPTech are affiliates of Chatwins and the Company (see Note 13).

 Going Concern Considerations

  The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses in each of the last five years, including a loss of $12,383 in the year ended December 31, 1998. Corporate expenses, including salaries and benefits, professional fees and other public company costs, are expected to approximate $1,500 annually. Legal costs to appeal the Bargo litigation (see Note 15) and the cost of collateralizing the Bargo appeal bond will add to corporate requirements. In addition, a significant portion of the $1,503 accrued for environmental remediation of the Louisiana properties (see Note 15) is expected to be expended during the next twelve months, and a settlement payment for the California tax audit (see Note 15) is expected to be made.

  As described in Note 8, ORC closed a new credit facility with The CIT Group/Business Credit, Inc. in October 1998. This new credit facility limits payments to Reunion by ORC and Juliana. The new credit facility also provides a letter of credit guarantee to provide credit support for a supersedeas bond in the Bargo litigation. Since October 1998, substantially all the amounts otherwise permitted to be paid by ORC to Reunion have been used to fund letter of credit and guarantee fees relating to the supersedeas bond.

  Without additional financing, management believes that the Company will not have sufficient resources to meet its corporate expenses and legal and environmental costs as they become due over the next twelve months. During 1998, the Company borrowed a total of $1,015 from Stanwich Financial Services Corp., ("SFSC"), a related party--see Note 13. These borrowings bear interest at 15%, and were due to mature September 30, 1998. SFSC has agreed to extend the maturity date to December 31, 1999 while the Company seeks additional financing. There can be no assurances that such financing will be arranged, or that SFSC will extend the maturity indefinitely or lend additional funds. If the Company is unable to arrange additional financing, it may be necessary to sell one or more of the Company's businesses.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

  As described above, the Company has announced that it has had merger discussions with Chatwins, King-Way and NAPTech and has held financing discussions with prospective lenders. If such transactions are completed, management believes that there will be sufficient resources for the Company's requirements. There can be no assurances that any of these transactions can be consummated.

 Principles of Consolidation

  The consolidated financial statements include the accounts of RII and its majority owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. As described in Note 6, Juliana purchased the interest of its joint venture partner in the Juliana Preserve in September 1998 and, accordingly, the agricultural operations are included on a consolidated basis subsequent to that date. Prior to September 1998, the Company accounted for the agricultural operations on the equity method.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimates of amounts payable in connection with certain litigation and environmental remediation (see Note 15) and estimates of the recoverable value of businesses and other assets held for sale (see Notes 3 and 7).

 Revenue Recognition

Revenue is recognized as products are delivered and services are provided to customers. Revenues and costs associated with the production of customer tools are deferred until the tools are completed and delivered to the customer. These revenue and cost deferrals are classified as Advances from Customers and Customer Tooling-in-process, respectively, in the Consolidated Balance Sheets. Revenues for wine grape sales are recognized when grapes are delivered to customers.

 Cash and Cash Equivalents

  Cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with maturities when purchased of three months or less.

  Restricted cash balances aggregating $177 and $134 at December 31, 1998 and 1997, respectively, have been included in Other Assets based on the nature of the underlying obligation collateralized. Such balances relate to regulatory operating deposits and other contractual obligations.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

 Property, Plant and Equipment

  Property, plant and equipment is recorded at cost, including cost as determined by the allocation of the purchase price in business acquisitions accounted for using the purchase method. Expenditures for major renewals and improvements are capitalized while expenditures for maintenance and repairs not expected to extend the life of an asset are charged to expense when incurred. Gains or losses are recognized when property and equipment is sold or otherwise disposed of. Depreciation of property, plant and equipment is provided on the straight-line method over their expected useful lives:

      Plastic Products and Services:
        Machinery and equipment .................................  3 to 12 years
        Buildings and improvements............................... 15 to 40 years
        Land improvements........................................ 10 to 30 years
      Agricultural Operations:
        Land improvements........................................ 20 to 45 years
        Equipment................................................  5 to 45 years

 Long-Lived Assets and Impairment

  Goodwill recorded as a result of business acquisitions is being amortized using the straight-line method over 15 years. The Company reviews long-lived assets, including goodwill, for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, and recognizes an impairment loss when the future cash flows expected to be generated by the asset are less than the carrying amount of the asset. Long-lived assets held for sale, other than assets to be disposed of in connection with disposal of a discontinued business segment, are reported at the lower of carrying amount or fair value less cost to sell.

 Grants

  Capital grants have been received from the Irish Government Development Agency towards the cost of new buildings and equipment. Capital grants for purchased assets are recorded as deferred credits on the balance sheet and amortized to income over the useful lives of the related assets. Capital grants for leased assets reduce the net present value of lease payments capitalized as leased machinery. Training and feasibility study grants are credited against the related expenses (principally training and travel expenses) as such costs are incurred.

 Translation of Foreign Currencies

  All amounts in the accompanying consolidated financial statements are denominated in U.S. dollars. Assets and liabilities of foreign subsidiaries whose local currency is the functional currency are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of these subsidiaries are translated at average exchange rates during the period. Translation gains and losses are not included in results of operations but are accumulated as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in results of operations.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

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

  Potential common shares relating to options and warrants to purchase common stock aggregating 335,785, 215,750 and 215,750, respectively, were not included in the weighted average number of shares for the years ended December 31, 1998, 1997 and 1996 because their effect would have been anti-dilutive.

 Accounting Pronouncements

  The Financial Accounting Standards Board (FASB) has issued the following accounting pronouncement which the company will be required to adopt in future periods:

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

 Supplemental Cash Flow Information

                                                           1998   1997   1996
                                                          ------ ------ ------
Supplemental disclosure of cash flow information:
  Cash paid for interest during the periods.............. $3,208 $3,093 $2,024
  Cash paid for income taxes during the periods..........    105    285    156
Supplemental disclosure of non-cash investing and
 financing activities:
  Assets acquired through capital leases.................    572    254    478
  Debt issued to seller for acquisition of joint venture
   interests.............................................  3,700     --     --
  Debt issued to seller for acquisition of businesses....     --     --  1,775

 Reclassifications

  Certain amounts in prior period statements have been reclassified to conform with current year presentation.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

2. BUSINESS ACQUISITIONS

 Rostone

  On February 2, 1996, the Company acquired (the "Rostone Acquisition") Rostone Corporation ("Rostone") which was merged with and into the Company's subsidiary, Oneida Molded Plastics Corp. The surviving corporation changed its name to ORC. The Company paid $1 to the stockholders of Rostone in 1996. Although the merger agreement provided for additional payments of up to $2,000 in each of 1997 and 1998, no additional payments were made because Rostone did not achieve specified levels of earnings before interest and taxes. In addition, the Company incurred approximately $435 in acquisition related costs. Based on Rostone's earnings for 1996 and 1997, the Company did not pay any additional purchase price.

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

  The remaining 4.5% of the outstanding stock of DPL is owned by Enterprise Ireland, an agency of the Irish government, and is accounted for as a minority interest in the accompanying financial statements.

  The DPL Acquisition was accounted for using the purchase method, with the purchase price of $3,625, including acquisition costs, allocated to the assets acquired and liabilities assumed based upon their respective

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998
estimated fair values at the date of acquisition. The results of DPL's operations are included in the consolidated financial statements from the date of acquisition.

  The estimated fair values of assets and liabilities acquired in the DPL acquisition are summarized as follows:

      Accounts Receivable............................................... $2,343
      Inventories.......................................................    786
      Property, Plant and Equipment.....................................  5,231
      Goodwill..........................................................  1,342
      Accounts Payable and Other Current Liabilities.................... (3,167)
      Long-term Debt.................................................... (1,811)
      Other liabilities................................................. (1,099)
                                                                         ------
        Total........................................................... $3,625

  During 1997, the legal ownership of DPL was reorganized to provide certain members of DPL's management with conditional ownership of 15% of DPL. Management's ownership will provisionally vest at the rate of up to 20% each year based on the achievement of certain earnings targets, and will fully vest when 100% provisionally vested or at the end of 2004, whichever is earlier. Until fully vested, any manager's shares revert to the Company upon termination of employment. When fully vested, management has the right to put, and the Company has the right to call, such ownership for settlement in cash for an amount determined by a formula based on a multiple of earnings. Because of the put and call features, the Company accounts for this arrangement as a deferred compensation plan and not as a minority interest. At December 31, 1998, management was provisionally vested in 40% of their 15% ownership and deferred compensation of $413 had been accrued.

  In April 1998, DPL issued 410,000 shares of redeemable preferred stock for IR(Pounds)410,000 to Enterprise Ireland in connection with the receipt of capital grants. Dividends of 3% are payable annually in arrears and the preferred stock is scheduled to be redeemed in three equal installments in 2002, 2003 and 2004.

 Quality Molded Products

  On November 18, 1996, ORC acquired (the "QMP Acquisition") substantially all of the assets and the business and assumed certain liabilities of Quality Molded Products, Inc. ("QMP"). The purchase price paid by ORC was approximately $3,000 cash and the assumption of approximately $6,800 of debt and other liabilities. ORC borrowed approximately $4,100 under an existing secured credit facility to fund the $3,000 QMP Acquisition purchase price and repay a portion of the bank debt assumed. The remaining $2,000 of the bank debt assumed was repaid from the Company's cash balances.

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

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

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

 Pro Forma Results

  The following unaudited pro forma results of operations for 1996 have been prepared assuming the acquisitions of Rostone, DPL and QMP had occurred as of January 1, 1996. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisitions been consummated as of that date.

                                                                     (Unaudited)
                                                                        1996
                                                                     -----------
      Revenues......................................................   $85,282
      Loss From Continuing Operations...............................    (2,865)
      Net Loss......................................................   $(2,453)
      Loss per Share--Basic and Diluted.............................   $  (.64)

3. DISCONTINUED OPERATIONS

 Oil and Gas Operations

  Through November 1995, the Company was engaged in exploring for, developing, producing and selling crude oil and natural gas in the United States through the Company's wholly-owned subsidiary, Reunion Energy Company ("REC"). In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. The Company engaged an investment bank specializing in oil and gas transactions to assist in the sale of the oil and gas operations. On April 2, 1996, the Company entered into an agreement to sell REC, including substantially all of its oil and gas assets, to Tri-Union Development Corp. ("Tri-Union"), a subsidiary of Tribo Petroleum Corporation, for a total price of approximately $11,375. On May 24, 1996 the Company completed the sale of REC for proceeds of $8,000 cash and a $2,200 six month note bearing interest at 12%. The purchase price received for REC's stock reflected adjustments for intercompany cash transfers by REC to the Company and certain expenditures by REC between January 1 and the May 24, 1996 closing date. The note was fully paid in February 1997. Upon completion of this transaction, the Company substantially completed the disposal of its discontinued oil and gas operations.

  During 1995, the Company incurred $1,666 of costs to replug a well that had originally been plugged and abandoned in 1994 and that had subsequently been found to be leaking. The Company submitted a claim with its insurance companies for recovery of these costs, which claim was initially denied. The Company provided

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998
additional information to the insurance companies, but did not include any anticipated recovery on this claim in determining the estimated loss from disposition of the oil and gas operations. Under the terms of the agreement to sell REC, this claim was retained by the Company. During 1996, the Company was notified that the insurance companies had approved the claim in the amount of $1,613 and the Company was paid in full. Accordingly, the Company recorded income from the disposition of the discontinued oil and gas operations of $1,122, net of $365 of adjustments to the purchase price for certain assets not sold and $126 of provisions for environmental remediation of those assets (See Note 15).

  Revenues from the discontinued oil and gas operations were $2,137 for 1996 through the date of sale of REC.

  As described in Note 15, the company recorded a provision of $1,200 in 1998 in connection with environmental remediation of certain retained oil and gas properties, and a provision of $510 in 1998 in connection with settlement discussions for the California Franchise Tax Board audit of the Company's Franchise tax returns for 1991 through 1993.

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

  The Preserve was unsuccessful in finding a buyer for the entire property in 1997, and the property is not currently listed for sale with a broker. As a result, the company reclassified the agricultural operations to continuing operations in 1997 and reversed the $710 estimated loss on disposal recognized in 1996. See Note 6 for a description of the agricultural operations.

4. INVENTORIES

  Inventories at December 31, 1998 and 1997 consisted of the following:

                                                                    1998   1997
                                                                   ------ ------
      Raw materials............................................... $3,308 $3,461
      Work-in-process.............................................    962  1,440
      Finished goods..............................................  2,834  2,669
                                                                   ------ ------
        Total..................................................... $7,104 $7,570
                                                                   ====== ======

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at December 31, 1998 and 1997 consisted of the following:

                                                                1998     1997
                                                               -------  -------
      Plastic Products and Services:
        Machinery and equipment............................... $20,881  $18,171
        Buildings and improvements............................   7,108    6,763
        Land and improvements.................................     559      563
                                                               -------  -------
                                                                28,548   25,497
        Accumulated depreciation..............................  (5,139)  (2,119)
                                                               -------  -------
          Net.................................................  23,409   23,378
      Agricultural Operations:
        Land and improvements.................................  19,243   13,230
        Equipment.............................................   1,549      793
                                                               -------  -------
                                                                20,792   14,023
        Accumulated depreciation..............................  (2,848)  (2,108)
                                                               -------  -------
          Net.................................................  17,944   11,915
                                                               -------  -------
      Total property, plant and equipment, net................ $41,353  $35,293
                                                               =======  =======

  Machinery and equipment includes assets acquired under capital leases which have a net book value of $1,360 at December 31, 1998.

6. INVESTMENT IN THE JULIANA PRESERVE

  The Company's wine grape agricultural operations consist of approximately 3,800 acres, of which approximately 1,200 acres are suitable for wine grape production and of which approximately 325 acres are currently in production. This property is located in Napa County, California within the boundaries of the Napa Valley American Viticultural Area.

  From October 1994 to September 1998, Juliana conducted its agricultural operations through the Preserve, a joint venture organized as a California general partnership. Juliana had a 71.7% interest in the net income and net assets of the joint venture, but had a 50% voting interest in matters concerning the operation, development and disposition of the joint venture assets. In September 1998, Juliana purchased the interest of its joint venture partner for $5,878, including closing costs. The purchase was funded from the proceeds of the sale of three parcels for $2,700 and by a $3,700 4-month note to the joint venture partner. Substantially all of the purchase price was allocated to property and equipment.

  In August 1997, the Preserve sold approximately 500 acres, including approximately 300 plantable acres, to a Napa Valley winery. The proceeds were used to repay joint venture debt. In September 1998, Juliana sold approximately 400 acres, including approximately 250 plantable acres, to an Australian winery. The proceeds were used for the acquisition of the joint venture partner's interests.

  Also during 1998, Juliana formed the Juliana Mutual Water Company ("JMWC") to own and operate the water storage and transmission system for the entire property originally owned by the Preserve. Ownership of JMWC is generally in proportion to plantable acres as specified in the JMWC bylaws. Ownership interests attributable to the other property owners are shown as minority interests in the December 31, 1998 Consolidated Balance Sheet.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

7. ASSETS HELD FOR SALE

  In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. As described in Note 15, the Company is in the process of environmental remediation of these properties. The Company intends to sell these properties when the litigation is resolved. The net carrying value was $238 at December 31, 1998.

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

8. DEBT

  Debt at December 31, 1998 and 1997 consisted of the following:

                                                                 1998    1997
                                                                ------- -------
      CITBC Revolver........................................... $ 8,543 $    --
      CITBC Term Loan..........................................   6,000      --
      Congress Revolver........................................      --   6,514
      Congress Term Loan.......................................      --   6,843
      Other ORC Debt...........................................   5,704   7,168
      Juliana Debt.............................................   6,092   2,155
      Related Party Debt.......................................   2,461   1,542
                                                                ------- -------
        Total Debt............................................. $28,800 $24,222
                                                                ======= =======
      Current Portion of Long-Term Debt........................ $11,155 $11,568
      Short-Term Debt-Related Parties..........................   1,015      --
      Long-Term Debt...........................................  15,245  11,112
      Long-Term Debt--Related Parties..........................   1,385   1,542
                                                                ------- -------
        Total Debt............................................. $28,800 $24,222
                                                                ======= =======

 CITBC Credit Facility

  On October 19, 1998, ORC closed a financing under a Loan and Security Agreement (the "Loan Agreement") with the CIT Group/Business Credit, Inc. ("CITBC"). The agreement provides a six-year senior secured credit facility including revolving credit loans of up to $10,200 and a term loan in the initial amount of $6,000 for ORC (the "CITBC Credit Facility"). The proceeds were used to refinance ORC'S debt with Congress Financial Corporation ("Congress") and to provide working capital for ORC. The CITBC Credit Facility also provides a letter of credit used to collateralize the bond for the Company's appeal of the judgment in favor of Bargo Energy Company (See Note
15).

  The initial borrowing under the CITBC Credit Facility totaled $15,196 of which $13,941 was used to repay the debt with Congress and $1,255 was paid for fees and other loan costs. CITBC received fees totaling $1,100.

  Future borrowings under the revolving credit loans are subject to a collateral availability formula based on 85% of eligible accounts receivable and 60% of eligible raw materials and finished goods inventories, as such terms are defined in the agreement. At December 31, 1998, ORC had $1,202 of revolving credit availability. The

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998
term loan is repayable in quarterly installments of $250 beginning December 31, 1998. Interest is payable monthly at 0.25% above the Chase Manhattan Bank Rate for revolving loans (8.00% at December 31, 1998) and at 0.50% above the Chase Manhattan Bank Rate for the term loan (8.25% at December 31, 1998). The Loan Agreement also requires the maintenance of certain minimum earnings and ratio of earnings to interest expense, limits annual capital expenditures, and limits amounts payable to Reunion.

  The CITBC Credit Facility is secured by liens on substantially all of ORC's assets and by guarantees of (i) ORC's subsidiary DPL Acquisition Corp., which indirectly owns 95.47% of DPL, (ii) Reunion, and (iii) Mr. Bradley, President, Chief Executive Officer and a director of the Company. The Company's guarantee is secured by (i) a pledge of the stock of ORC, (ii) 10% of the stock of the Company's subsidiary, Juliana Vineyards (subsequently increased to 100% following the refinancing of Juliana's debt in January 1999), and (iii) a cash deposit of $438. Mr. Bradley's guarantee is secured by a pledge by SFSC (a related party--see Note 13) of $6,000 of Partially Convertible Subordinated 9% Notes of Consumer Portfolio Services, Inc.

 Congress Credit Facility

  The revolving credit and term loan facility (the "Congress Credit Facility") with Congress was secured by substantially all of ORC's domestic receivables, inventory, equipment, real property and general intangibles. The maximum credit available under the Congress Credit Facility, subject to the availability of collateral, was $20,000. At December 31, 1997 the interest rate on term loan borrowings was 10.75% (Prime + 2.25%) and the interest rate on revolving credit borrowings was 10.5% (Prime + 2.0%).

  The Congress Credit Facility was terminated in connection with entering into the CITBC Credit Facility. The Company paid a $200 early termination fee and wrote off $33 of unamortized debt issuance costs. This loss of $233 on termination is reported as an Extraordinary Item.

 Other ORC Debt

  Other ORC debt includes a $1,183 three-year 10% unsecured note issued in connection with the DPL Acquisition (see Note 2); a $1,017 11% note payable to a creditor of Rostone, payable in quarterly installments subject to a subordination agreement with Congress; $826 of variable-rate term loans from DPL's bank, payable in monthly installments over twenty years; a $1,482 tax qualified Irish business expansion loan bearing interest at 1% and payable in 2002; and $1,196 of capital lease obligations, economic development loans and small business loans, generally secured by equipment or other assets of ORC and DPL and bearing interest at rates ranging from 3.8% to 16.4% at December 31, 1998.

 Juliana Debt

  Notes payable to an insurance company consist of three notes with an aggregate balance of $1,997 at December 31, 1998, bearing interest at 8.0% to 8.25% and collateralized by certain Juliana land parcels. As described in Note 6, Juliana issued a $3,700 four-month bridge note, bearing interest at prime rate plus 2% (9.75% at December 31, 1998), to the former joint venture partner for the purchase of the joint venture interests in September 1998. On January 26, 1999, the insurance company notes and the bridge note were repaid from the proceeds of a $7,500, 15 year loan from the insurance company, bearing interest at 7.15%. Accordingly, the total of $5,697 is classified as long-term debt in the December 31, 1998 Consolidated Balance Sheet.

  At December 31, 1998, $395 was outstanding under a $1,500 crop loan with a bank, bearing interest at prime rate plus 1.25% (9.0% at December 31, 1998). The loan is collateralized by certain wine grape sales contracts.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

 Related Party Debt (See Note 13)

  Beginning in August 1998, the Company has borrowed funds for corporate working capital from SFSC. These borrowings bear interest at 15% and were due to mature September 30, 1998. SFSC has agreed to extend the maturity date to December 31, 1999. The balance at December 31, 1998 was $1,015.

  To facilitate the Rostone Acquisition and closing of the Congress Credit Facility. Mr. Bradley purchased 50% of a $2,034 balance owed to a Rostone creditor. As a result of this transaction, Mr. Bradley holds a note from ORC in the amount of $1,017 bearing interest at 11% per annum and subordinated to CITBC indebtedness except that if certain conditions are met, regularly scheduled payments of interest may be paid when due.

  ORC is indebted to CGII for $368 pursuant to a promissory note dated May 21, 1993 bearing interest at 15%. The note is subordinated to the prior payment of CITBC indebtedness except that if certain conditions are met, monthly interest payments may be paid. The note is subject to offset rights by ORC for certain environmental costs incurred (See Note 15).

  Beginning in 1997, ORC has entered into capital leases for machinery and equipment with CPS Leasing, Inc. ("CPS Leasing"), a subsidiary of Consumer Portfolio Services, Inc. ("CPS"). The leases are for terms of five to seven years, with a present value of future minimum lease payments of $61 as of December 31, 1998. The Company believes that the terms of these leases are comparable to those available from third parties.

 Maturities

  The aggregate amounts of debt maturities are as follows:

      1999.............................................................. $12,170
      2000..............................................................   2,225
      2001..............................................................   1,347
      2002..............................................................   2,806
      2003..............................................................   1,322
      Thereafter........................................................   8,930
                                                                         -------
        Total........................................................... $28,800
                                                                         =======

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

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

  Effective January 1, 1997, benefits for salaried employees except certain executives were frozen under the Oneida plan and no additional benefits will be earned for future service. In conjunction with the freeze, these employees are eligible to participate in the Company's merged 401(k) Plan as described below. Oneida hourly employees will continue to participate in the Oneida pension plan.

  The following table sets forth the change in the benefit obligation for the Oneida Plan for the years ended December 31, 1998 and 1997:

                                                                   1998   1997
                                                                  ------ ------
      Benefit obligation at beginning of year.................... $2,263 $1,795
        Service cost.............................................     93    156
        Interest cost............................................    168    151
        Actuarial loss...........................................    403    161
                                                                  ------ ------
      Benefit obligation at end of year..........................  2,927  2,263
                                                                  ====== ======

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

  The following table sets forth the change in the benefit obligation for the DPL Plan for the years ended December 31, 1998 and 1997:

                                                                     1998  1997
                                                                     ----  ----
      Benefit obligation at beginning of year....................... $662  $593
        Service cost................................................   64    57
        Interest cost...............................................   36    31
        Actuarial gain .............................................  (19)  (19)
                                                                     ----  ----
      Benefit obligation at end of year............................. $743  $662
                                                                     ====  ====

  The following table sets forth the changes in plan assets and the funded status of the plans based on the most recent actuarial valuations, which were December 31, 1998, and September 30, 1997 for the Oneida Plan and December 31, 1998 and 1997 for the DPL Plan:

                                              1998                 1997
                                      -------------------- --------------------
                                      Oneida Plan DPL Plan Oneida Plan DPL Plan
                                      ----------- -------- ----------- --------
Plan assets at fair value, beginning
 of year............................    $1,959     $  799    $1,620     $ 652
Actual return on plan assets........       242        167       288       126
Employer contribution...............        85        121        95        61
Benefits paid.......................       (89)        --       (44)      (40)
                                        ------     ------    ------     -----
Plan assets at fair value, end of
 year...............................    $2,197     $1,087    $1,959     $ 799
                                        ======     ======    ======     =====
Funded status of plans..............    $  730     $ (344)   $  304     $(137)
Unrecognized net gain (loss)........      (204)       395       205       247
                                        ------     ------    ------     -----
Accrued pension cost................    $  526     $   51    $  509     $ 110
                                        ======     ======    ======     =====

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

  The following table sets forth the actuarial assumptions used to develop the net periodic pension costs for the periods presented:

                                                               1998  1997  1996
                                                               ----  ----  ----
      Discount Rate:
        Oneida Plan........................................... 7.0%  7.5%  8.5%
        DPL Plan.............................................. 8.0%  8.0%  8.0%
      Expected rate of return on plan assets:
        Oneida Plan........................................... 9.0%  9.0%  9.0%
        DPL Plan.............................................. 9.0%  9.0%  9.0%
      Assumed compensation rate increase:
        Oneida Plan........................................... 4.0%  4.0%  4.0%
        DPL Plan.............................................. 6.0%  6.0%  6.0%

 Deferred Compensation Plans

  The Company sponsors qualified contributory 401(k) plans covering substantially all domestic employees. Employees may elect to contribute up to an annually determined maximum amount permitted by law, and the Company makes matching contributions up to specified limits. The Company's contributions to the plan in each of the three years ended December 31, 1998 were not material.

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

  The following table sets forth the change in the benefit obligation and the funded status of the health care benefits for the years ended December 31, 1998 and 1997:

                                                                  1998    1997
                                                                 ------  ------
      Benefit obligation at beginning of year................... $1,621  $1,510
        Service cost............................................     43      52
        Interest cost...........................................     94     109
        Benefit payments........................................    (46)    (50)
        Amortization of gain....................................   (303)     --
                                                                 ------  ------
      Benefit obligation at end of year.........................  1,409   1,621
      Unrecognized net gain.....................................    141      73
                                                                 ------  ------
      Postretirement benefit liability.......................... $1,550  $1,694
                                                                 ======  ======

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

  Benefit costs were estimated assuming retiree health care costs would initially increase at a 10.0% annual rate, decreasing gradually to 5.3% after 15 years. A 1.0% increase in the assumed health care cost trend rate would have increased the APBO at December 31,1998 and postretirement benefit cost for 1998 by $152 and $15, respectively. The discount rate used to estimate the accumulated postretirement benefit obligation was 6.5% at December 31, 1998 and 1997.

  Health care benefits are funded as claims are paid. In 1998, 1997 and 1996, Rostone's cash payments for such benefits were approximately $46, $50 and $64, respectively.

 Postemployment Benefits

  Other than unemployment compensation benefits required by law, the Company does not provide postemployment benefits to former or inactive employees.

10. SHAREHOLDERS' EQUITY

 Name Change and Reincorporation

  On April 19, 1996, Reunion Resources Company merged with and into its wholly-owned subsidiary, RII, pursuant to a merger agreement dated November 14, 1995. The Company's Certificate of Incorporation authorizes the issuance of 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of "blank check" preferred stock, par value $.01 per share, and includes certain capital stock transfer restrictions (the "Transfer Restrictions") which are designed to prevent any person or group of persons from becoming a 5% shareholder of the Company and to prevent an increase in the percentage stock ownership of any existing person or group of persons that constitutes a 5% shareholder by prohibiting and voiding any transfer or agreement to transfer stock to the extent that it would cause the transferee to hold such a prohibited ownership percentage. The Transfer Restrictions are intended to help assure that the Company's substantial net operating loss carryforwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" for federal income tax purposes.

 Additional Paid-in Capital

  Paid-in capital was increased $90 in 1998 from the exercise of stock options (see Note 11). In 1996 paid-in capital was reduced $1,795, the cost of 257 shares of treasury stock retired.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

 Dividends

  No dividends have been declared or paid during the past three years with respect to the common stock of the Company. Cash dividends are limited by the availability of funds, including limitations on dividends and other transfers to Reunion by ORC and Juliana contained in ORC's lending agreements (see Note
8).

11. STOCK OPTIONS AND WARRANTS

  At December 31, 1998, the Company has three stock option plans and outstanding warrants which are described below. In implementing FASB Statement 123 "Accounting for Stock-Based Compensation" in 1996, the Company elected to continue to apply the provisions of APB Opinion 25 and related Interpretations in accounting for its plans and warrants. Stock option grants during the periods presented were all at exercise prices equal to or above the current market price of the underlying security and, accordingly, no compensation cost has been recognized for the Company's stock option plans.

  Had compensation cost for the Company's stock option plans and warrants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as indicated below:

                                                       1998     1997     1996
                                                     --------  ------  --------
      Net Loss.......................... As reported ($12,383) $ (271) $(12,282)
                                         Pro forma   $(12,667) $ (302) $ (2,327)
      Basic and Diluted
        Net Loss per Share.............. As reported $  (3.19) $(0.07) $  (0.59)
                                         Pro forma   $  (3.26) $(0.08) $  (0.60)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0 percent for all years; expected volatility of 25% in 1998 and 60% in 1996, risk-free interest rates of 5.5% to 5.7% in 1998 and 5.1% in 1996 and expected lives of 5 and 10 years in 1998 and 3 years in 1996. There were no options granted during 1997. Expected volatility was estimated based on historical performance of the Company's stock prices and is not necessarily an indication of future stock movements.

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

 1992 Warrants

  In addition, during 1992 the Company's Board of Directors approved the issuance of warrants to a director and to a consultant to the Board of Directors to purchase an aggregate of 150,000 shares of the Company's common stock at $1.562 per share, determined from the average market price of the 90 days preceding the effective date. The warrants became exercisable for two years on July 1, 1993. In June 1995, the expiration date of these warrants was extended to June 30, 1999.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

 1993 Option Plan

  Effective September 28, 1993, the Board of Directors of the Company approved the adoption of the 1993 Incentive Stock Option Plan (the "1993 Option Plan") for the granting of options or awards covering up to 250,000 shares of the Company's common stock to officers and other key employees. Under the terms of the 1993 Option Plan, the Compensation Committee of the Board of Directors is authorized to grant (i) stock options (nonqualified or incentive), (ii) restricted stock awards, (iii) phantom stock options, (iv) stock bonuses and
(v) cash bonuses in connection with grants of restricted stock or stock bonuses. In January 1995, the Company granted 62,750 incentive stock options to certain key employees at an exercise price of $5.00 per share. The options originally vested 50% in January 1996 and 50% in January 1997 and remain exercisable until January 1999. As a result of Chatwins' acquisition of its common stock ownership in June 1995 (see Note 13), all of the outstanding options under the 1993 Option Plan at that date became immediately exercisable. In July 1996, the Company granted 55,000 incentive stock options to two officers at an exercise price of $4.375 per share. The options were fully vested in July 1998, and are exercisable until July 1999. In February 1998, the Company granted 20,000 options at an exercise price of $5.0625 to Richard L. Evans, the Company's Executive Vice President, Chief Financial Officer and Secretary, and in May 1998, the Company granted 75,000 options at an exercise price of $7.21875 to Mr. Bradley. The options vest in installments through February 2000 and are exercisable until February 2003 for Mr. Evans and vest in installments through January 2003 and are exercisable until May 2003 for Mr. Bradley.

 1998 Option Plan

  On August 4, 1998, the Company's stockholders ratified the adoption by the Board of Directors, on June 1, 1998, of the 1998 Stock Option Plan (the "1998 Option Plan"). The Compensation Committee of the Board of Directors is authorized to grant incentive options and nonqualified options covering up to 600,000 shares of the Company's common stock to officers and other key employees. On February 13, 1998, the Board of Directors, on recommendation by the Compensation Committee, had conditionally granted options to purchase 15,000 shares of the Company's common stock to each of the five non-employee Directors (excluding Mr. Bradley), subject to adoption of the plan by the Board and ratification by the stockholders. The options have an exercise price of $5.0625, vested immediately and are exercisable until February 2008.

  A summary of the status of the Company's stock options and warrants as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                1998               1997              1996
                          ------------------ ----------------- ------------------
                                   Weighted-         Weighted-          Weighted-
                                    Average           Average            Average
                                   Exercise          Exercise           Exercise
                          Shares     Price   Shares    Price   Shares     Price
                          -------  --------- ------- --------- -------  ---------
Outstanding at beginning
 of year................  215,750    $2.47   215,750   $2.47   255,750    $3.23
Granted.................  170,000    $6.01        --   $  --    55,000    $4.44
Exercised...............  (44,965)   $2.04        --   $  --              $  --
Forfeited/Expired.......   (5,000)   $4.44        --   $  --   (95,000)   $5.63
Outstanding at end of
 year...................  335,785    $4.29   215,750   $2.47   215,750    $2.47
Options exercisable at
 year-end...............  258,585    $3.55   193,750   $2.24   160,750    $1.97
Weighted-average fair
 value of options
 granted during the
 year;
  Exercise price equal
   to market price on
   date of grant........             $2.37             $  --              $1.48
  Exercise price greater
   than market price on
   date of grant........             $1.94             $  --              $  --

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998
  The following table summarizes information about stock options and warrants outstanding at December 31, 1998:

                                              Remaining    Number      Number
                                             Contractual Outstanding Exercisable
Exercise Price                                  Life     at 12/31/98 at 12/31/98
--------------                               ----------- ----------- -----------
$1.562......................................    6 mos.     112,500     112,500
$4.44.......................................    6 mos.      42,535      42,535
$5.00.......................................    .5 mo.      10,750      10,750
$5.0625.....................................    4 yrs.      20,000       4,000
$5.0625.....................................    9 yrs.      75,000      75,000
$7.21875....................................  4.5 yrs.      75,000      13,800
                                                           -------     -------
                                                           335,785     258,585

12. TAXES ON INCOME

  The components of the Company's income tax (benefit) expense are as follows:

                                                                  Year Ended
                                                                 December 31,
                                                               -----------------
                                                                1998   1997 1996
                                                               ------  ---- ----
Current
  Federal..................................................... $ (676) $--  $750
  State.......................................................     15   86   126
  Foreign.....................................................     --   --    --
                                                               ------  ---  ----
                                                                 (661)  86   876
  Deferred....................................................     --   --    --
                                                               ------  ---  ----
                                                               $ (661) $86  $876
                                                               ======  ===  ====

  The Company files a consolidated U.S. federal income tax return and its U.S. subsidiaries file combined or separate company income tax returns in states in which they conduct business.

  In September 1995, the Company amended its 1991 and 1992 Federal tax returns to request a refund of Alternative Minimum Tax ("AMT") previously paid. The refund resulted from the carryback of a capital loss originating from the sale, in 1993, of the Company's common stock owned by a subsidiary of the Company. The Company recorded a receivable for this refund in 1993 when the transaction occurred. The IRS audited this refund request and issued a formal IRS agent's report denying the refund claim, and asserting an additional tax deficiency for 1993. The Company appealed the case to the IRS appeals division. Because of the uncertainty over realization of the refund, the Company recorded an allowance of $750 for the possible denial of the AMT refund with a corresponding charge to income tax expense in 1996. In August 1998, the Company reached a settlement with the IRS on its appeal. As a result of the settlement, the Company received refunds totaling $676 including interest and recorded an income tax benefit of $676 in the quarter ended September 30, 1998.

  As part of the settlement, the IRS also confirmed the amounts of the Company's net operating loss carryforwards ("NOLs") as of December 1993. Based on the amounts confirmed, the Company's NOLs as of December 31, 1998 expire as follows:

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

      1999............................................................  $ 44,100
      2000............................................................    87,300
      2001............................................................    27,900
      2002............................................................    22,000
      2003............................................................     4,100
      2004-2008.......................................................    59,800
      2009-2018.......................................................    12,900
                                                                        --------
                                                                        $258,100
                                                                        ========

  The Company's ability to use these NOL's to offset future taxable income would be limited if an "ownership change" were to occur for federal income tax purposes. As described in Note 10, the merger of RRC into RII was intended to decrease the likelihood of such an ownership change occurring.

  Significant components of the Company's deferred tax position at December 31, 1998 and 1997 are as follows:

                                                               1998     1997
                                                              -------  -------
      Deferred tax liabilities:
        Excess tax depreciation and bases differences of
         assets.............................................  $(1,645) $(1,359)
        Other...............................................     (210)     (31)
                                                              -------  -------
          Total deferred tax liabilities....................   (1,855)  (1,390)
                                                              -------  -------
      Deferred tax assets:
        NOL and ITC carryforwards...........................   89,121   74,806
        Bases differences of assets and liabilities.........    2,487    2,584
        Provision for Bargo judgment........................    2,865       --
        Other...............................................    1,684    1,378
                                                              -------  -------
          Total deferred tax assets.........................   96,157   78,768
                                                              -------  -------
      Net deferred tax assets...............................   94,302   77,378
      Valuation allowance...................................  (94,302) (77,378)
                                                              -------  -------
                                                                 $--0  $   --0
                                                              =======  =======

  The Company has continued to incur tax losses since emerging from bankruptcy in 1988, and there can be no assurance that the Company will be able to utilize the net operating and capital loss carryforwards in excess of that required to offset temporary differences which will result in future taxable income. Therefore, the Company has provided a valuation allowance for the net deferred tax asset. This valuation allowance increased $16,924 in 1998 (primarily due to adjustments of the NOL carryforwards in connection with the IRS settlement), decreased $449 in 1997 and increased $1,388 in 1996.

13. RELATED PARTY TRANSACTIONS

 Chatwins and Affiliates

  Chatwins owns 1,450,000 shares, or approximately 38%, of the Company's common stock, and a warrant to purchase 75,000 shares of the Company's common stock (the "Chatwins Warrant").

  Charles E. Bradley, Sr., President, Chief Executive Officer and a director of the Company, is the Chairman and a director of Chatwins and the beneficial owner of approximately 57% of the outstanding common stock of Chatwins. John
G. Poole, a director of the Company, is a director and shareholder of Chatwins and Thomas L. Cassidy, a director of the Company, was a director of Chatwins until June 1997.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

  In 1995, Mr. Bradley made loans totaling $1,350 to the Company, which the Company then used as part of a $1,550 loan it advanced to Oneida evidenced by a 10% promissory note of Oneida payable November 2, 1997. Oneida used these funds to repay a portion of debt owed by Oneida to Chatwins. The Company issued two notes to Mr. Bradley for the $1,350 he advanced, each bearing interest at a rate of 10% per annum and each due and payable on September 14, 1997. This debt was repaid in May 1996 from the proceeds of the sale of the Company's oil and gas assets.

  On February 2, 1996, the Rostone Acquisition was consummated pursuant to a Merger Agreement (the "Rostone/Oneida Agreement") and Oneida, as the surviving corporation, changed its name to ORC. The purchase price payable by ORC under the Rostone/Oneida Agreement to the stockholders of Rostone was an amount up to $4,001 as follows: (i) $1 in 1996, (ii) up to $2,000 in 1997 if Rostone achieved specified levels of earnings before interest and taxes (as provided in the Rostone/Oneida Agreement) for the calender year 1996 and (iii) up to $2,000 in 1998 if Rostone achieved specified levels of earnings before interest and taxes for the calendar year 1997. Based on Rostone's earnings for 1996 and 1997, the Company did not pay any additional purchase price. The financial terms of the transaction were determined based on Rostone's financial position and results of operations for the fiscal year ended December 31, 1994 and for the eleven months ended November 30, 1995. The terms of the Rostone Acquisition were approved by the unanimous vote of the directors of the Company, including all disinterested directors. In the Rostone Acquisition, ORC acquired 100% of the preferred and common stock of Rostone from CGI Investment Corp. ("CGII") a company owned 51% by Stanwich Partners, Inc. ("SPI") and 49% by Chatwins. Mr. Bradley, Mr. Poole and Richard
L. Evans, Executive Vice President, Chief Financial Officer and Secretary of the Company, are officers, directors and/or shareholders of SPI. Prior to the Rostone Acquisition certain officers of Oneida were also serving as officers of Rostone and CGII.

  ORC is indebted to CGII pursuant to a $250,000 promissory note dated May 21, 1993. The note had an outstanding balance of $477 (principal and accrued interest) on December 31, 1998, and is subordinated to the prior payment of indebtedness owing by ORC to CITBC except that if certain conditions are met, regularly scheduled monthly interest payments may be paid when due. ORC is also permitted to recover certain environmental remediation costs relating to soil and ground water contamination at Rostone's Lafayette, Indiana site by offset against this note.

  To facilitate the closing of the Congress Credit Facility, Mr. Bradley entered into several financial arrangements with Congress. To induce Congress to consummate the Loan Facility, Mr. Bradley guaranteed the obligations of ORC under the Congress Credit Facility subject to a cap of $4 million, which cap declines over time to $2 million. Mr. Bradley received a credit support fee from ORC and in an aggregate amount equal to 1% per annum of the amount guaranteed, payable monthly. As a further inducement to Congress, Mr. Bradley entered into an environmental indemnity agreement pursuant to which Mr. Bradley agreed to indemnify Congress against liabilities that may arise from environmental problems that may be associated with ORC's existing properties and to reimburse Congress for certain investigatory and cleanup costs that Congress may incur should Congress request that those activities be performed by ORC and should ORC fail to perform. All of Mr. Bradley's obligations to Congress were released upon termination of the Congress Credit Facility in October 1998.

  To facilitate the closing of the CITBC Credit Facility, Mr. Bradley guaranteed the obligations of ORC and RII under the CITBC Credit Facility. Mr. Bradley will receive a credit support fee from the Company in an

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998
aggregate amount equal to 3% per annum of the amount guaranteed, payable monthly. Mr. Bradley's rights to payment of the monthly installments of the credit support fee are subordinated to the prior payment of indebtedness owing by ORC to CITBC, except that if certain conditions are met, the monthly installments may be paid when due.

  To induce an existing creditor of Rostone to permit the Rostone Acquisition and Congress Credit Facility to be consummated, Mr. Bradley agreed to purchase from this creditor 50% of the $2,034 owing to him by Rostone on February 2, 1996. This indebtedness was restated to provide for quarterly amortization over a two year period with interest at 10% per annum (increasing to 11% in certain circumstances) payable quarterly subject, however, to a subordination agreement with Congress. As a result of this transaction, Mr. Bradley and the creditor each hold a note from ORC in the amount of $1,017 bearing interest at 11% per annum which is now subordinated to the prior payment of indebtedness owing by ORC to CITBC, except that if certain conditions are met, regularly scheduled payments of interest may be paid when due.

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

  Prior to the DPL acquisition, DPL was indebted to Stanwich Oil and Gas, Inc. ("SOG") pursuant to a $250 loan agreement dated June 14, 1995. Mr. Bradley and Mr. Poole are officers, directors and the principal shareholders of SOG. On December 16, 1996, the Company purchased the indebtedness from SOG for $249, representing the outstanding balance of principal and interest at that date.

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

  Effective April 1, 1996, the Company subleases from SPI approximately 1,500 square feet of office space in Stamford, Connecticut for its corporate offices. The Company believes that the terms of this sublease are comparable to those available from third parties.

  In May, 1997, the Company loaned $1,500 to SST Acquisition Corp., a company in which Mr. Bradley and Mr. Poole are shareholders. The loan was repaid after three days with interest at 9% plus a $15 transaction fee.

  Beginning in February 1998, the Company entered into an arrangement for flying services with Butler Air, Inc. ("Butler"). Mr. Bradley is a director of Butler and the owner of 65% of Stanwich Aviation Company, Inc., of which Butler is a wholly owned subsidiary. Butler provides charter flight services for certain business travel by Company officers and employees at rates which the Company believes are comparable to those available from third parites. The Company pays a monthly minimum of $5, which is credited against services as used.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

  Beginning in August 1998, the Company has borrowed funds for corporate working capital from SFSC. Mr. Bradley, Mr. Poole and Mr. Evans are officers, directors and/or shareholders of SFSC. The debt bears interest at 15% and was originally scheduled to mature September 30, 1998. SFSC has agreed to extend the maturity to December 31, 1999 while the Company seeks an alternative source of funds.

Under the arrangements described above, the consolidated financial statements include the following amounts and balances:

                                                                    Year ended
                                                                   December 31,
                                                                  --------------
                                                                  1998 1997 1996
                                                                  ---- ---- ----
      Rent Expense:
        CPS Leasing.............................................  $167 $64   --
        SPI.....................................................    32  32   23
        Chatwins and Mr. Bradley................................    --  --   42
      Travel Expense:
        Butler..................................................    73  --   --
      Interest Expense:
        Mr. Bradley.............................................   112 112  178
        CGII....................................................    38  38   37
        SFSC....................................................    25  --   --
        Chatwins................................................    --  --  199
        SOG.....................................................    --  --    2
        Guarantee fees: Mr. Bradley.............................   190  41   55

                                                                      As of
                                                                   December 31,
                                                                   ------------
                                                                    1998  1997
                                                                   ------ -----
      Current liabilities:
        SFSC: short-term debt ...................................  $1,015 $  --
        CGII: interest...........................................     109    72
        SFSC: interest...........................................      25    --
        Butler: travel...........................................      18    --
        Mr. Bradley: fees........................................      --    28
      Long term debt-related parties:
        Mr. Bradley..............................................   1,017 1,017
        CGII.....................................................     368   368
        CPS Leasing..............................................      --   157
      Other liabilities: fees payable to Mr. Bradley.............     123   123

                                                                        As of
                                                                      December
                                                                         31,
                                                                      ---------
                                                                      1998 1997
                                                                      ---- ----
      Future minimum rental commitments under noncancellable
       operating leases: CPS Leasing ................................ $937 $706

  ORC manufactures component parts for King-Way. Mr. Bradley and Mr. Evans are officers and directors of King-Way and own 42.5% and 15%, respectively, of King-Way's common stock. Sales to King-Way in 1998 were $299, and were at margins equivalent to those earned on sales to third party customers at comparable volumes.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

  The Company obtains its property, casualty and general liability insurance coverage, as well as health care coverage for corporate and Juliana employees, through a joint arrangement with Chatwins. The Company and Chatwins share the costs in proportion to coverages.

  The Company and Chatwins are considering the possible merger of Chatwins with and into the Company in a tax-free exchange of stock. Such a merger will be subject to, among other conditions, approvals by the Boards of Directors and the Stockholders of the Company and Chatwins and compliance by Chatwins with the covenants in its financing agreements. The Company has also had discussions regarding possible acquisitions of King-Way and of NAPTech at the same time as the Chatwins merger. NAPTech is owned by Mr. Bradley. If King-Way and NAPTech were acquired, they would be combined with divisions of Chatwins operating in similar businesses. The Company has engaged legal and financial advisors in connection with these transactions and has held financing discussions with prospective lenders. If such transactions are agreed to, and requisite approvals are obtained and other conditions are satisfied, the consummation of the transactions could occur as early as the second quarter of this year. There can be no assurances that these transactions will be agreed to, approved or consummated.

 Boreta

  In 1992, the former Board of Directors approved a $300 five year, unsecured loan to John Boreta, the former President of the Company due on April 10, 1997. The loan bears interest at the London Interbank Offering Rate and accrued interest was payable annually through maturity. In March 1997, the Company agreed to accept payment of this note in installments, initially $5 per month and increasing to $20 per month, with final payment due April 1, 2000. The note will remain subject to immediate acceleration in the event any payment is not made as agreed. During 1998 and 1997, payments totaling $89 and $61, respectively, were received.

14. SEGMENT INFORMATION

  The Company operates in two business segments, which are identified based on products and services.

  The Company, through its wholly owned subsidiary ORC, manufactures high volume, precision plastic products and provides engineered plastics services. ORC's Oneida division, and its DPL subsidiary, design and produce injection molded parts and provide secondary services such as hot stamping, welding, printing, painting and assembly of such products. In addition, Oneida designs and builds custom molds at its tool shops in order to produce component parts for specific customers. ORC's Rostone division compounds and molds thermoset polyester resins.

  The Company, through its subsidiary Juliana, is engaged in wine grape vineyard development and the growing and harvesting of wine grapes for the premium table wine market.

                            REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

  The following tables present information about the results of operations and financial position of the Company's business segments:

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    1998      1997     1996
                                                  ---------  -------  -------
Revenues
  Plastic products and services.................. $  95,064  $93,378  $60,305
  Agriculture....................................     2,254       --       --
                                                  ---------  -------  -------
                                                  $  97,318  $93,378  $60,305
                                                  =========  =======  =======
  United States.................................. $  70,196  $77,031  $59,117
  International (principally Ireland)............    27,122   16,347    1,188
                                                  ---------  -------  -------
                                                   $ 97,318  $93,378  $60,305
                                                  =========  =======  =======
Income before interest, taxes, depreciation and
 amoritzation (EBITDA)
  Plastic products and services.................. $   9,034  $ 7,926  $ 4,144
  Agriculture....................................       118     (219)  (1,535)
  Corporate and other............................   (12,706)  (1,567)  (1,713)
                                                  ---------  -------  -------
                                                  $ (3,554)    6,140      896
                                                  =========  =======  =======

Depreciation and amortization
  Plastic products and services................... $  3,775  $ 3,457  $ 1,758
  Agriculture.....................................      547      306      308
  Corporate and other.............................        4        5        4
                                                   --------  -------  -------
                                                   $  4,326  $ 3,768  $ 2,070
                                                   ========  =======  =======
Income before interest and taxes (EBIT)
  Plastic products and services................... $  5,259  $ 4,469  $ 4,144
  Agriculture.....................................     (429)    (525)  (1,843)
  Corporate and other.............................  (12,710)  (1,572)  (1,717)
                                                   --------  -------  -------
                                                    (7,880)    2,372      484
Interest expense..................................   (3,221)  (3,267)  (2,402)
                                                   --------  -------  -------
Income from continuing operations before income
 taxes............................................ $(11,101) $  (895) $(1,818)
                                                   ========  =======  =======
Capital Expenditures
  Plastic products and services................... $  3,113  $ 3,868  $   985
  Agriculture.....................................       --       --       --
  Corporate and other.............................       --       --       --
                                                   --------  -------  -------
                                                   $  3,113  $ 3,868  $   985
                                                   ========  =======  =======

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

                                                                As of December
                                                                     31,
                                                               ----------------
                                                                 1998    1997
                                                               -------- -------
      Total Assets
        Plastic products and services........................  $ 54,638 $55,269
        Agriculture..........................................    19,058  14,027
        Corporate and other..................................     1,178   2,764
                                                               -------- -------
                                                               $ 74,874 $72,060
                                                               ======== =======
      Property Plant and Equipment--Net
        United States........................................  $ 34,036 $29,194
        International (principally Ireland)..................     7,317   6,099
                                                               -------- -------
                                                               $ 41,353 $35,293
                                                               ======== =======

  ORC had sales to a single customer which represented approximately 11% of ORC's sales during 1998 and which represented approximately 11% of ORC's accounts receivable at December 31, 1998. Accounts receivable at December 31, 1998 include no significant geographic concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

15. COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  On April 24, 1998, a jury in the state district court in Harris County, Texas returned jury verdict findings that Bargo Energy Company ("Bargo") had a right to terminate a November 1995 stock purchase agreement with the Company and that the Company fraudulently induced Bargo into entering into the agreement. The November 1995 stock purchase agreement concerned the sale of the Company's subsidiary, REC, which operated the Company's discontinued oil and gas business. The jury recommended that an award of $5,000 in punitive damages be assessed against the Company. In July 1998, the court entered judgment affirming the $5,000 jury verdict and awarding approximately $3,000 in attorneys' fees and costs. The Company maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. The Company also maintains that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The Company has filed a bond which suspends execution on the judgment while the Company appeals. A formal notice of appeal has been filed and the Company intends to file its appeal in April 1999. Although management believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, the Company has recorded an accrual for the amount of the judgment with a charge to continuing operations in 1998. Interest on the judgment at 10% has been accrued and will continue to accrue until the litigation is resolved.

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

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

 Environmental Compliance

  Various U.S. federal, state and local laws and regulations including, without limitation, laws and regulations concerning the containment and disposal of hazardous waste, oil field waste and other waste materials, the use of storage tanks, the use of insecticides and fungicides and the use of underground injection wells directly or indirectly affect the Company's operations. In addition, environmental laws and regulations typically impose "strict liability" upon the Company for certain environmental damages. Accordingly, in some situations, the Company could be liable for clean up costs even if the situation resulted from previous conduct of the Company that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company or events outside the control of the Company. Such clean up costs or costs associated with changes in environmental laws and regulations could be substantial and could have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  The Company's plastic products and service business routinely uses chemicals and solvents, some of which are classified as hazardous substances. The Company's vineyard operations routinely use fungicides and insecticides, the handling, storage and use of which is regulated under the Federal Insecticide, Fungicide and Rodenticide Act, as well as California laws and regulations. The Company's former oil and gas business and related activities routinely involved the handling of significant amounts of waste materials, some of which are classified as hazardous substances.

  Except as described in the following paragraphs, the Company believes it is currently in material compliance with existing environmental protection laws and regulations and is not involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions that may be required, the Company has also employed outside consultants from time to time to advise and assist the Company's environmental compliance efforts. Except as described in the following paragraphs, the Company has not recorded any accruals for environmental costs.

  In February 1996, Rostone was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. The Company has expended $175 and has accrued an additional $220 based on current estimates of remediation costs. Certain of these costs are recoverable from CGII. (See Notes 8 and 13).

  In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1,200 to discontinued operations, based on revised estimates of the remaining remediation costs. At December 31, 1998, the balance accrued for these remediation costs was $1,503. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

 Other Contingencies

  In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $716 plus interest. Of this amount, $645 results from the auditor's conclusion that income from gain on sales of certain Canadian oil and gas assets in 1991 should be reclassified from nonbusiness to business income. The Company believes its classification of such income was correct, and appealed the assessment of tax. In 1996, the Company recorded a provision of $85 for certain other adjustments proposed. The appeal was denied, and the Company requested that the case be considered for settlement. If the Company's positions prevail on this issue, management believes that the amounts due would not exceed amounts previously paid or provided for. However, in connection with the settlement discussions, the Company accrued an additional $510 in 1998, with a corresponding charge to Discontinued Operations. The total accrual of $595 represents management's estimate of the minimum of the range of possible settlement outcomes.

 Operating Leases

  At December 31, 1998, the Company's minimum rental commitments under noncancellable operating leases for buildings and equipment are as follows:

      1999..............................................................  $  893
      2000..............................................................     872
      2001..............................................................     783
      2002..............................................................     683
      2003..............................................................     453
      Thereafter........................................................     413
                                                                          ------
        Total...........................................................  $4,097
                                                                          ======

  Total rental expenses were $684, $702 and $305 in 1998, 1997 and 1996, respectively.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  Cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts approximate fair value because of the short maturities of these instruments.

  Long term notes receivable. These notes, totaling approximately $377 were issued by individuals in private transactions with the Company. One note, for $198, bears interest at a variable rate and is payable in monthly installments through March 2000. The other notes, totaling $179, bear interest at 11% and mature in January 2000. It is not practicable to estimate the fair value of these instruments because no ready market exists for these instruments.

  Long term debt. Approximately 54% of the Company's long term debt has variable rates of interest and 37% bears interest at fixed rates approximating current market rates. Accordingly, management estimates that the carrying amounts approximate the fair value, approximately $26,339 at December 31, 1998 and $22,680 at December 31,1997.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1998

  Approximately 9% ($2,461) of the long term debt is related party debt for which comparable instruments do not exist. Accordingly, it is not practicable to estimate the fair value of this debt. Of this amount, $1,385 bears interest at 10%, matures February 1999, is subject to subordination to the Company's CITBC Credit Facility, and is subject to prepayment under certain circumstances; $1,015 bears interest at 15% and matures December 1999 (see
Note 8).

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  Results of operations by quarter for the years ended December 31, 1998 and 1997 are set forth in the following tables:

                                                   1998 Quarter Ended
                                            -----------------------------------
                                            March 31 June 30   Sept 30  Dec 31
                                            -------- --------  -------  -------
Operating Revenue.........................  $26,368  $ 24,704  $22,957  $23,289
Less Operating Costs and Expenses.........   25,308    24,361   23,588   22,566
                                            -------  --------  -------  -------
  Operating Income (Loss).................    1,060       343     (631)     723
                                            -------  --------  -------  -------
Income (Loss) from continuing operations..      274    (9,330)    (962)    (422)
Loss from discontinued operations.........       --    (1,200)      --     (510)
Extraordinary Item........................       --        --       --     (233)
                                            -------  --------  -------  -------
Net Income (Loss).........................  $   274  $(10,530) $  (962) $(1,165)
                                            =======  ========  =======  =======
Net Income (Loss) Per Share--Basic and
 Diluted..................................  $  0.07  $  (2.72) $ (0.25) $ (0.30)
                                            =======  ========  =======  =======
  Significant items included in continuing
   operations which might affect
   comparability are as follows:
  Provision for Bargo judgment............       --    (8,825)      --     (414)
  Provision for merger and refinancing
   costs..................................       --        --   (1,362)      --

                                                    1997 Quarter Ended
                                             ---------------------------------
                                             March 31 June 30  Sept 30 Dec 31
                                             -------- -------  ------- -------
Operating Revenue........................... $24,672  $23,471  $21,734 $23,501
Less Operating Costs and Expenses...........  23,700   23,152   20,821  23,192
                                             -------  -------  ------- -------
  Operating Income..........................     972      319      913     309
                                             -------  -------  ------- -------
Income (Loss) from continuing operations....     295     (418)     147  (1,005)
Income from discontinued operations.........      --       --       --     710
                                             -------  -------  ------- -------
Net Income (Loss)........................... $   295  $  (418) $   147   ( 295)
                                             =======  =======  ======= =======
Net Income (Loss) Per Share--Basic and
 Diluted ................................... $  0.07  $ (0.11) $  0.04 $ (0.07)
                                             =======  =======  ======= =======
  Significant items included in continuing
   operations which might affect
   comparability are as follows:
Writedown of excess equipment...............      --       --       --    (958)
Writedown of joint venture development
costs.......................................      --       --       --    (855)

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENTS SCHEDULES

To the Board of Directors
of Reunion Industries, Inc.

Our audit of the consolidated financial statements referred to in our report dated March 17, 1999, appearing on page F-2 of this Form 10-K, also included an audit of the Financial Statement Schedules listed in item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

New York, New York
March 17, 1999

Schedule I - Condensed Financial Information of Registrant

                     REUNION INDUSTRIES, INC. (Registrant)
                      CONDENSED BALANCE SHEET INFORMATION
                                (In Thousands)

                                                           December 31,
                                                       ------------------
                                                        1998        1997
                                                       ------      ------
                                ASSETS
Current Assets
   Cash                                                $   12     $ 1,625
   Other current assets                                    51          96
                                                       ------      ------
        Total current assets                               63       1,721


Other Assets
   Equipment - net                                         10          10
   Investment in and advances to subsidiaries          26,058      26,576
   Debt issuance costs                                    357          --
   Other assets                                           190         532
                                                       ------      ------
                                                      $26,678     $28,839
                                                       ======      ======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short term debt-related parties                    $ 1,015     $    --
   Accounts payable                                       319         143
   Accrued Bargo judgment                               8,425          --
   Other current liabilities                              680         379
                                                       ------      ------
                                                       10,439         522
                                                       ------      ------
Shareholders' Equity
   Common stock                                            39          38
   Additional paid-in capital                          29,332      29,242
   Retained earnings (since January 1, 1989)          (12,961)       (578)
   Cumulative translation adjustment                     (171)       (385)
                                                       ------      ------
                                                       16,239      28,317
                                                       ------      ------
                                                      $26,678     $28,839
                                                       ======      ======

                     REUNION INDUSTRIES, INC. (Registrant)
                 CONDENSED STATEMENT OF OPERATIONS INFORMATION
                                (in Thousands)

                                                                                    Year Ended December 31,
                                                                        --------------------------------------------
                                                                            1998            1997             1996
                                                                        ----------     ------------       ----------
Selling, general and administrative expense                             $   (2,088)      $   (1,776)       $  (1,856)

Provision for merger and refinancing costs                                  (1,362)              --               --

Interest expense                                                               (25)              --              (58)

Provision for Bargo judgement and related costs                             (9,239)              --               --

Intercompany interest income                                                 1,238            1,265            1,280

Intercompany management fees                                                   300              300              275

Equity in income (loss) of continuing operations
  of consolidated subsidiaries                                                  35             (923)          (1,402)

Other income (expense) - net                                                    40              239              (57)
                                                                        ----------     ------------       ----------
Loss from continuing operations before taxes                               (11,101)            (895)          (1,818)

Income tax benefit (expense)                                                   661              (86)            (876)
                                                                        ----------     ------------       ----------
Loss from continuing operations                                            (10,440)            (981)          (2,694)

Loss from discontinued operations -
  provision for tax audit settlement                                          (510)              --               --

Equity in income (loss) of discontinued operations
  of consolidated subsidiaries                                              (1,200)             710              412

Equity in income (loss) of extraordinary item
  of consolidated subsidiaries                                                (233)              --               --
                                                                        ----------     ------------       ----------
NET LOSS                                                                $  (12,383)    $       (271)      $   (2,282)
                                                                        ==========     ============       ==========

                     REUNION INDUSTRIES, INC. (Registrant)
                 CONDENSED STATEMENT OF CASH FLOWS INFORMATION
                                (in Thousands)


                                                      Year Ended December 31,
                                                  ------------------------------
                                                      1998      1997      1996
Cash Flows from Operating Activities:
  Net loss                                         $(12,383)  $ (271)   $(2,282)
  Adjustments:
    Depreciation                                          1        3          1
    Debt issuance costs amortization                    539       --         --
    Bargo judgment provision                          8,425       --         --
    Provision for tax audit settlement                  510       --         --
    Allowance for possible denial of AMT refund
     claim                                               --       --        750
    Equity in (income) loss of consolidated
     subsidiaries                                     1,398      213        990
  Changes in assets and liabilities:
    Interest receivable--consolidated subsidiaries     (868)    (868)      (868)
    Payables                                            177       57       (513)
    Other                                                59       33     (1,269)
                                                   --------   ------    -------
Loss from continuing operations before taxes         (2,142)    (833)    (3,191)
                                                   --------   ------    -------
Cash flows from Investing Activities:
  Dividends from consolidated subsidiaries              560      564         --
  Advances (to) from consolidated subsidiaries         (317)    (821)    (5,939)
  Collection of notes receivable                         76    2,226         --
  Sale of discontinued operations                        --       --      8,998
  Sale of property                                       --       --      2,046
  Capital expenditures                                   --       (3)        (3)
                                                   --------   ------    -------
                                                        319    1,966      5,102
                                                   --------   ------    -------
Cash flows from Financing Activities:
  Debt issuance costs                                  (896)      --         --
  Increase (decrease) in short term borrowings        1,015       --         --
  Proceeds from exercise of stock options and
   warrants                                              91       --         --
  Debt repayment                                         --       --     (1,541)
                                                   --------   ------    -------
                                                        210        0     (1,541)
                                                   --------   ------    -------
Net Increase (Decrease) in Cash                      (1,613)   1,133        370

Cash at Beginning of Period                           1,625      492        122
                                                   --------   ------    -------
Cash at End of Period                              $     12   $1,625    $   492
                                                   ========   ======    =======

                            REUNION INDUSTRIES, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (AMOUNTS IN THOUSANDS)

                                      ADDITIONS
                          BALANCE  ----------------
                         BEGINNING CHARGES TO                          BALANCE END
                          OF YEAR   EARNINGS  OTHER    DEDUCTIONS(1)     OF YEAR
                         --------- ---------- -----    -------------   -----------

Year ended December 31,
 1998:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts--trade
   receivables..........  $   375    $   86      --    $    (101)       $   360
 Allowance for doubtful
   accounts--other
   current assets......       335        13      --           --            348
  Reserve for excess and
   obsolete inventory...      512        37      --          (21)           528
  Deferred tax asset
   valuation reserve....   77,378        --  16,924(2)        --         94,302
                          -------    ------  ------     --------        -------
    Totals..............  $78,600    $  136 $16,924    $    (122)       $95,538

Year ended December 31,
 1997:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts--trade
   receivables..........  $   434    $    4   $ --       $   (63)         $  375
  Allowance for doubtful
   accounts-- other
   current assets.......      317        18     --            --             335
  Reserve for excess and
   obsolete inventory...      321       224     --           (33)            512
  Deferred tax asset
   valuation reserve....   77,827        --     --          (449)         77,378
                          -------    ------  ------     --------        --------
    Totals..............  $78,899    $  246 $    --    $    (545)       $ 78,600

Year ended December 31,
 1996:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts--trade
   receivables..........  $   315    $    9   $305(3)  $    (195)       $    434
  Allowance for doubtful
   accounts--other
   current assets.......       --       317     --            --             317
  Reserve for excess and
   obsolete inventory...      138       139    184(3)        140)            321
  Deferred tax asset
   valuation reserve....   76,439     1,388                   --          77,827
                          -------    ------  ------     --------        --------
    Totals..............  $76,892    $1,853  $  489    $    (335)       $ 78,899

--------
(1) Utilization of established reserves, net of recoveries
(2) Increase fo adjustment to NOL's resulting from IRS settlement.
(3) Added with the acquisition of businesses