Form 10-Q
period 1999-03-31
REUNION INDUSTRIES INC
filed 1999-05-17
CIK 1003429

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____


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

     As of April 23, 1999 the Registrant had 3,917,600 shares of common stock, par value $.0l, outstanding.

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----
Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31 , 1999 (Unaudited)
           and December 31, 1998                                           2

         Consolidated Statements of Operations (Unaudited)
           Three Months Ended March 31, 1999 and 1998                      4

         Consolidated Statements of Cash Flows (Unaudited)
           Three months Ended March 31, 1999 and 1998                      5

         Notes to Consolidated Financial Statements (Unaudited)            6


Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                           12

Item 3.  Qualitative and Quantitative Disclosures About Market Risk       17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                18
Item 6.  Exhibits and Reports on Form 8-K                                 19

SIGNATURE                                                                 20


                           FORWARD LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements speak only as of the date of this Form 10-Q, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.
Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. Such factors include, but are not limited to, domestic and international economic conditions which affect the volume of sales of business and consumer goods by the Company's customers and, therefore, the volume of sales of component parts produced by the Company; the cost and availability of materials, labor and other goods and services used in the Company's operations; actions of the Company's competitors and industry trends, which affect the pricing of the Company's products; the cost of interest on the Company's debt; and the effects of our, or parties with whom we do business, failure to achieve Y2K compliance.

                           REUNION INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                              MARCH 31,  DECEMBER 31,
                                                                1999        1998
                                                             ----------  -----------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                  $   2,405   $  2,009
  Accounts Receivable, Less Allowance for
    Doubtful Accounts of $198 and $360, respectively            10,911     12,389
 Inventories                                                     8,060      7,104
 Customer Tooling-in-Process                                       598        897
 Other Current Assets                                            1,050        803
                                                             ---------   --------
    Total Current Assets                                        23,024     23,202
                                                             ---------   --------
PROPERTY, PLANT AND EQUIPMENT-- NET                             40,182     41,353
                                                             ---------   --------
OTHER ASSETS
  Goodwill                                                       8,188      8,371
   Other                                                         1,732      1,948
                                                             ---------   --------
    Total Other Assets                                           9,920     10,319
                                                             ---------   --------
TOTAL ASSETS                                                 $  73,126   $ 74,874
                                                             =========   ========

                            REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                 MARCH 31,      DECEMBER 31,
                                                                   1999             1998
                                                                ---------      ------------
                                                               (UNAUDITED)
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt                              $ 10,548        $ 11,155
  Short Term Term Debt - Related Parties                              278           1,015
  Accounts Payable                                                  9,669           8,684
  Advances From Customers                                             833           1,249
  Accrued Bargo Judgment                                            8,625           8,425
  Other Current Liabilities                                         5,591           5,591
                                                                 --------        --------
       Total Current Liabilities                                   35,544          36,119

 Long-Term Debt                                                    16,108          15,245
 Long-Term Debt-Related Parties                                     1,385           1,385
 Other Liabilities                                                  3,327           3,279
                                                                 --------        --------
       Total Liabilities                                           56,364          56,028
                                                                 --------        --------
Commitments and Contingencies
Redeemable preferred stock of consolidated subsidiary                 561             607
Minority Interests                                                  2,054           2,000

Stockholders' Equity

  Common Stock  ($.01 par value; 20,000 authorized;
   3,900 and 3,900 issued and outstanding, respectively)               39              39
  Additional Paid-in Capital                                       29,332          29,332
  Accumulated Deficit (Since January 1, 1989)                     (14,648)        (12,961)
  Foreign Currency Translation Adjustments                           (576)           (171)
                                                                 --------        --------
       Total Stockholders' Equity                                  14,147          16,239
                                                                 --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 73,126        $ 74,874
                                                                 ========        ========

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                           Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              1999        1998
                                                           --------     -------
  NET SALES
    Plastics                                               $ 19,915     $26,368
    Agriculture                                                  61           -
                                                           --------     -------
                                                             19,976      26,368

  COST OF SALES
    Plastics                                                 16,868      22,356
    Agriculture                                                 137           -
                                                           --------     -------
                                                             17,005      22,356

  GROSS PROFIT                                                2,971       4,012

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                3,113       2,952
                                                           --------     -------
  OPERATING INCOME (LOSS)                                      (142)      1,060

  OTHER INCOME AND (EXPENSE)
      Interest Expense                                         (675)       (736)
      Provision for Bargo Judgment and Related Costs           (966)          -
      Other, Including Interest Income                          113           2
                                                           --------     -------
                                                             (1,528)       (734)
                                                           --------     -------
    Income (Loss) Before Taxes                               (1,670)        326

     Income Tax Expense                                         (17)        (52)
                                                           --------     -------
  NET INCOME (LOSS)                                          (1,687)        274

  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                      (405)       (147)
                                                           --------     -------
   COMPREHENSIVE INCOME (LOSS)                             $ (2,092)    $   127
                                                           ========     =======

EARNINGS PER SHARE
 BASIC                                                     $  (0.43)    $  0.07
                                                           ========     =======
 DILUTED                                                   $  (0.43)    $  0.07
                                                           ========     =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 BASIC                                                        3,900       3,857
                                                           ========     =======
 DILUTED                                                      3,900       3,968
                                                           ========     =======


          See Accompanying Notes to Consolidated Financial Statements

                            REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                              Three Months Ended
                                                                   March 31,
                                                             --------------------
                                                               1999         1998
                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                            $(1,687)    $   274
 Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by Operating Activities
   Depreciation                                                   877         906
   Goodwill amortization                                          183         176
   Debt issuance costs amortization                               485          86
                                                             --------    --------
                                                                 (142)      1,442
   Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable                   1,478      (1,728)
   Increase in  Inventory                                        (956)       (791)
   Increase in Accounts Payable                                   156       2,253
   Other - net                                                    935        (143)
                                                             --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,471       1,033
                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures                                            (444)       (849)
                                                             --------    --------
NET CASH USED IN INVESTING ACTIVITIES                            (444)       (849)
                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of Debt Obligations                     7,524           -
 Debt Issuance Costs                                             (150)          -
 Payments of Debt Obligations                                  (6,589)     (1,512)
 Increase (Decrease) in Short Term Borrowings                  (1,416)         91
 Proceeds from exercise of stock options                            -          32
                                                             --------    --------
NET CASH USED IN FINANCING ACTIVITIES                            (631)     (1,389)
                                                             --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  396      (1,205)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                2,009       2,085
                                                             --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 2,405     $   880
                                                             ========    ========

          See Accompanying Notes to Consolidated Financial Statements

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (Unaudited)


NOTE 1.  CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN CONSIDERATIONS

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses in each of the last five years, and incurred a loss of $1,687 in the three months ended March 31, 1999. Corporate expenses, including salaries and benefits, professional fees and other public company costs, are expected to approximate $1,500 annually. Legal costs to appeal the Bargo Energy Company litigation (see Note 4) and the cost of collateralizing the Bargo appeal bond will add to corporate requirements. In addition, a significant portion of the $1,498 accrued for environmental remediation of the Louisiana properties (see Note 4) is expected to be expended during the next twelve months, and a settlement payment for the California tax audit (see Note
4) is also expected to be made during this period.

     The Company's subsidiary, Oneida Rostone Corp. ("ORC") closed a new credit facility with The CIT Group/Business Credit, Inc. in October 1998. This new credit facility limits payments to Reunion by ORC and Juliana. The new credit facility also provides a letter of credit guarantee to provide credit support for a supersedeas bond in the Bargo litigation. Since October 1998, substantially all the amounts otherwise permitted to be paid by ORC to Reunion have been used to fund letter of credit and guarantee fees relating to the supersedeas bond.

     Without additional financing, management believes that the Company will not have sufficient resources to meet its corporate expenses and legal and environmental costs as they become due over the next twelve months. During 1998 and January 1999, the Company borrowed a total of $1,040 from Stanwich
Financial Service Corp., ("SFSC"), a related party. These borrowings bear interest at 15% and were originally due to mature September 30, 1998. SFSC has agreed to extend the maturity date to December 31, 1999 while the Company seeks additional financing. There can be no assurances that such financing will be arranged, or that SFSC will extend the maturity indefinitely or lend additional funds. If the Company is unable to arrange additional financing, it may be necessary to sell one or more of the Company's businesses. The Company repaid $762 of this borrowing in the first quarter of 1999 from cash balances at ORC's subsidiary in Ireland.

     As described in Note 3, the Company has announced that it has entered into a merger agreement with Chatwins Group, Inc. and has held financing discussions with prospective lenders. In addition, the Company is pursuing an offering of up to $100 million of senior unsecured notes. If such transactions are completed, management believes that there will be sufficient resources for the Company's requirements. There can be no assurances that any of these transactions can be consummated.

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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (Unaudited)


FINANCIAL STATEMENTS AT MARCH 31, 1999

     The Consolidated Balance Sheet at March 31, 1999 and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1999 and 1998 included herein are unaudited; however, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon exercise of the Company's stock options and warrants. Potential common shares were not included in the weighted average number of shares for 1999 because their effect would have been anti-dilutive.


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


NOTE 2.  INVENTORIES

     Inventories consisted of the following:



                           MARCH 31, 1999  DECEMBER 31, 1998
                          ---------------  -----------------

          Raw  Materials          $3,980         $3,308
          Work-in process          1,073            962
          Finished Goods           3,007          2,834
                                  ------         ------
                  Total           $8,060         $7,104
                                  ======         ======

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (Unaudited)



NOTE 3.  PROPOSED MERGER WITH CHATWINS GROUP, INC.

     The Company and Chatwins Group, Inc., a Delaware corporation that owns 38% of the issued and outstanding shares of common stock of the Company ("CGI"), have entered into an agreement for a stock-for-stock merger of CGI with and into the Company. The merger is subject to approval by the Company's stockholders, the securing of adequate financing to refinance certain debt of the Company and CGI and to operate the combined company, and the condition that no more than 5% of the CGI stockholders exercise their appraisal rights under Delaware law.

     In connection with the merger, Reunion is pursuing a high yield debt offering to satisfy the financing condition to the merger. Reunion has been informed by its investment banker that market conditions for high yield debt offerings for companies like Reunion (after giving effect to the merger) are not favorable at this time. Therefore, the high yield debt offering will not be consummated prior to the designated closing date of the merger, June 29, 1999, thereby delaying consummation of the merger. Reunion continues to deem the merger to be in the best interests of its stockholders, and intends to continue to pursue the high yield offering in the hope that market conditions will improve. Reunion and Chatwins are simultaneously pursuing other long-term financing options in an effort to consummate the merger within the next several months. There can be no assurances that the high yield offering or other long-term financing can be completed or that the merger will be approved or consummated.


NOTE 4.  CONTINGENCIES

Debt

     At March 31, 1999, ORC was not in compliance with a financial covenant to maintain EBITDA (as defined in the financing agreements with the CIT Group/Business Credit, Inc. ("CITBC")) of not less than specified amounts each fiscal quarter. CITBC has agreed to waive compliance with this covenant for the quarter ended March 31, 1999. If ORC is unable to attain the required levels of EBITDA in future periods or is unable to obtain waivers in the future, the entire amount outstanding under the CITBC credit facility ($13,759 at March 31, 1999) could be accelerated by CITBC.

Legal Proceedings

     On April 24, 1998, a jury in the state district court in Harris County, Texas returned jury verdict findings that Bargo Energy Company ("Bargo") had a right to terminate a November 1995 stock purchase agreement with the Company and that the Company fraudulently induced Bargo into entering into the agreement. The November 1995 stock purchase agreement concerned the sale of the Company's subsidiary, REC, which operated the Company's discontinued oil and gas business. The jury recommended that an award of $5,000 in punitive damages be assessed against the Company. In July 1998, the court entered judgment affirming the $5,000 jury verdict and awarding approximately $3,000 in attorneys' fees and costs. The Company maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. The Company also maintains that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The Company has filed a bond which suspends execution on the judgment while the Company appeals the judgment. The Company filed its appeal on April 5, 1999. Although management believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, the Company recorded an accrual for the amount of the judgment with a charge to continuing operations in 1998. Interest

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (Unaudited)

on the judgment at 10% has been accrued and will continue to accrue until the litigation is resolved.

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

Environmental Compliance

     Various U.S. federal, state and local laws and regulations including, without limitation, laws and regulations concerning the containment and disposal of hazardous waste, oil field waste and other waste materials, the use of storage tanks, the use of insecticides and fungicides and the use of underground injection wells directly or indirectly affect the Company's operations. In addition, environmental laws and regulations typically impose "strict liability" upon the Company for certain environmental damages. Accordingly, in some situations, the Company could be liable for clean up costs even if the situation resulted from previous conduct of the Company that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company or events outside the control of the Company. Such clean up costs or costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

     In February 1996, Rostone was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. The Company has expended $200 to date and has accrued an additional $195 based on current estimates of remediation costs. Certain of these costs are recoverable from the seller of Rostone (a related party).

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (Unaudited)

     In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1,200 to discontinued operations, based on revised estimates of the remaining remediation costs. At March 31, 1999, the balance accrued for these remediation costs was $1,490. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5. SEGMENT INFORMATION

     The following table present information about the results of operations of the Company's business segments:



                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                         1999        1998
                                                        ------      -------

REVENUES
  Plastic products and services                         $19,915     $26,368
  Agriculture                                                61           -
                                                        -------     -------
                                                        $19,976     $26,368
                                                        =======     =======

INCOME BEFORE INTEREST, TAXES, DEPRECIATION AND
 AMORTIZATIZATION  (EBITDA)
  Plastic products and services                         $ 1,856     $ 2,627
  Agriculture                                              (120)          7
  Corporate and other                                    (1,671)       (490)
                                                        -------     -------
                                                        $    65     $ 2,144
                                                        =======     =======
DEPRECIATION AND AMORTIZATION
  Plastic products and services                         $ 1,026     $   967
  Agriculture                                                33         114
  Corporate and other                                         1           1
                                                        -------     -------
                                                        $ 1,060     $ 1,082
                                                        =======     =======
INCOME BEFORE INTEREST AND TAXES (EBIT)
  Plastic products and services                         $   830     $ 1,660
  Agriculture                                              (153)       (107)
  Corporate and other                                    (1,672)       (491)
                                                        -------     -------
                                                           (995)      1,062
Interest expense                                           (675)       (736)
                                                        -------     -------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                           $(1,670)    $   326
                                                        =======     =======

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company's principal operations are in the plastic products and services industry through its wholly owned subsidiary ORC. The Company is also engaged in wine grape agricultural operations in Napa County, California through its wholly owned subsidiary Juliana Vineyards ("Juliana").

     The Company and Chatwins Group, Inc., a Delaware corporation that owns 38% of the issued and outstanding shares of common stock of the Company ("CGI"), have entered into an agreement for a stock-for-stock merger of CGI with and into the Company. The merger is subject to approval by the Company's stockholders, the securing of adequate financing to refinance certain debt of the Company and CGI and to operate the combined company, and the condition that no more than 5% of the CGI stockholders exercise their appraisal rights under Delaware law.

     In connection with the merger, Reunion is pursuing a high yield debt offering to satisfy the financing condition to the merger. Reunion has been informed by its investment banker that market conditions for high yield debt offerings for companies like Reunion (afer giving effect to the merger) are not favorable at this time. Therefore, the high yield debt offering will not be consummated prior to the designated closing date of the merger, June 29, 1999, thereby delaying consummation of the merger. Reunion continues to deem the merger to be in the best interests of its stockholders, and intends to continue to pursue the high yield offering in the hope that market conditions will improve. Reunion and Chatwins are simultaneously pursuing other long-term financing options in an effort to consummate the merger within the next several months. There can be no assurances that the high yield offering or other long-term financing can be completed or that the merger will be approved or consummated.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999

     The Company had a net loss of $1.7 million during the three months ended March 31, 1999 compared to net income of $0.3 million for the three months ended March 31, 1998.

     ORC: Revenues and operating income of ORC were $19.9 million and $0.8 million, respectively, for the three months ended March 31, 1999. This compares to revenues and operating income of $26.4 million and $1.6 million, respectively, for the three months ended March 31, 1998.

     The 24% decrease in revenues resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, end of product cycles and delays in new program starts, which affected all ORC facilities. ORC backlog totaled $16.4 million at March 31, 1999, compared to backlog of $16.7 million at December 31, 1998 and backlog of $22.3 million at March 31, 1998. Backlog is also affected by customers' continuing movement to just-in-time ordering and shorter delivery cycles.

     Cost of sales totaled $16.8 million, or 84.7% of net sales, for the three months ended March 31, 1999 compared to $22.4 million, or 84.8% of net sales for the three months ended March 31, 1998 . Gross profit was $3.1 million for the three months ended March 31, 1999 compared to $4.0 million in the prior year period. The decrease in both cost of sales and gross profit resulted from the decrease in revenues.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

     Selling, general and administrative expenses were $2.3 million for the three months ended March 31, 1999, compared to $2.4 million for the three months
ended March 31, 1998.   Operating income  was $0.8 million  for the three months
ended March 31, 1999 compared to $1.6 million in the comparable 1998 period because of the decrease in revenues.

     JULIANA: Juliana had an operating loss of $0.2 million on miscellaneous revenues of $0.1 million for the three months ended March 31, 1999. Juliana's agricultural operations were accounted for on the equity method in the prior year period, and the loss for the period was included in Other Income (Expense).

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $0.7 million for the three months ended March 31, 1999 compared to $0.5 million for the three months ended March 31, 1998. The 1999 amount includes $0.2 million of expenses incurred in connection with the proposed sale of ORC, which was subsequently terminated. The 1999 and 1998 amounts include $0.2 million in each period of legal costs for the Company's litigation with Bargo Energy Company ("Bargo").

     OTHER INCOME AND (EXPENSE): Interest expense was $0.7 million for the three months ended March 31, 1999 compared to $0.7 million for the prior year period. The Company also recorded a $1.0 million charge in the 1999 period for interest and credit support fees relating to the bond posted in the appeal of the Bargo litigation judgment. The Company recognized a loss of $0.1 million from its equity investment in the agricultural operations for the three months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF 1999 ACTIVITIES

     Cash and cash equivalents totaled $2.4 million at March 31, 1999. During the three months ended March 31, 1999, cash increased $0.4 million, with $1.5 million provided by operations, $0.4 million used in investing activities and $0.6 million used in financing activities.

     Investing Activities: Capital expenditures were $0.4 million.

     Financing Activities: Proceeds from new term loan borrowings totaled $7.5 million, principally Juliana's $7.5 million refinancing described below. Principal payments reduced long-term obligations by $6.6 million, including
$5.7 million repaid from the proceeds of the Juliana refinancing.   Net short
term borrowings were reduced  $1.4 million.

FACTORS AFFECTING FUTURE LIQUIDITY

     Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, ORC and Juliana.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

     CORPORATE: Corporate expenses, including salaries and benefits, professional fees and other public company costs, are expected to approximate $1.5 million annually. Legal costs to appeal the Bargo litigation and the cost of collateralizing the Bargo appeal bond will add to corporate requirements. In addition, a significant portion of the $1.5 million accrued for environmental
remediation of the Louisiana properties, described   below under "Contingencies
and Uncertainties," is expected to be expended during the next twelve months and a settlement payment for the California tax audit, described below under "Contingencies and Uncertainties," is also expected to be made during this
period.   The Company's source of funds for these expenses, other than from additional borrowings, are from cash balances and permitted payments by ORC. At March 31, 1999 corporate cash and cash equivalents totaled $0.02 million.

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

     The new credit facility also provides a letter of credit guarantee to
provide credit support for a supersedeas bond in the Bargo litigation.   In
addition to the ORC assets, the facility is secured by a guarantee by Mr. Charles E. Bradley, Sr., the Company's President and Chief Executive Officer, a pledge of assets by Stanwich Financial Services Corp., ("SFSC"), a related party, and a pledge of the stock of ORC and Juliana. Since October 1998, substantially all the amounts otherwise permitted to be paid by ORC have been used to fund letter of credit and guarantee fees relating to the bond in the Bargo litigation.

     Without additional financing, management believes that the Company will not have sufficient resources to meet its corporate expenses and legal and environmental costs as they become due over the next twelve months. During 1998, the Company borrowed a total of $1.0 million from SFSC. These borrowings bear interest at 15%, and were due to mature September 30, 1998. SFSC has agreed to extend the maturity date to December 31, 1999 while the Company seeks additional financing. There can be no assurances that such financing will be arranged, or that SFSC will extend the maturity indefinitely or lend additional funds. The Company repaid $0.8 million of this borrowing in the first quarter of 1999 from cash balances at ORC's subsidiary in Ireland.

     As described above under "General," the Company has announced that it has entered into a merger agreement with Chatwins and is pursuing long term
financing in connection with the proposed merger.   If the merger  and
refinancing are completed, management believes that there will be sufficient
resources for the Company's operating and debt service requirements.   There can
be no assurances that any of these transactions will be consummated.

     ORC: In October 1998, ORC closed the new credit facility with CITBC. This is a six-year senior secured credit facility including revolving credit loans of up to $10.2 million and a term loan in the initial amount of $6.0 million for ORC. The proceeds were used to refinance ORC's debt with Congress Financial Corporation and to provide working capital for ORC. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, over the next twelve months. At March 31, 1999 ORC had $1.5 million in revolving credit availability.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

     At March 31, 1999, ORC was not in compliance with a financial covenant to maintain EBITDA (as defined in the CITBC agreements) of not less than specified amounts each fiscal quarter. CITBC has agreed to waive compliance with this covenant for the quarter ended March 31, 1999. If ORC is unable to attain the required levels of EBITDA in future periods or is unable to obtain waivers in the future, the entire amount outstanding under the CITBC credit facility ($13.8 million at March 31, 1999) could be accelerated by CITBC.

     JULIANA: In January 1999, Juliana closed a $7.5 million loan with Equitable Life Assurance Society of the United States ("Equitable"). The proceeds were used to refinance Juliana's existing $2.0 million loan with Equitable, to repay a $3.7 million 4-month note and for working capital.

     Juliana plans to continue a limited wine grape development effort, which management believes will enhance the value of the property. Management believes the combination of farming revenues plus working capital provided by borrowings will be sufficient to fund the agricultural operations over the next twelve months.


CONTINGENCIES AND UNCERTAINTIES

     On April 24, 1998, a jury in state district court in Harris County, Texas returned jury verdict findings that Bargo had a right to terminate a November 1995 stock purchase agreement with the Company and that the Company fraudulently induced Bargo into entering into the agreement. The November 1995 stock purchase agreement concerned the sale of the Company's subsidiary, REC, which operated the Company's discontinued oil and gas business. The jury recommended that an award of $5.0 million in punitive damages be assessed against the Company. In July 1998, the court entered judgment affirming the $5.0 million jury verdict and awarding approximately $3.0 million in attorneys' fees and costs. The Company maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. The Company also maintains that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The Company has filed a bond which suspends execution on the judgment while the Company appeals the judgment. The Company filed its appeal on April 5, 1999.

     Although management believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, the Company has recorded an accrual for the amount of the judgment with a charge to continuing operations in 1998. Interest on the judgment at 10% has been accrued and will continue to accrue until the litigation is resolved.

     In early 1996, the State of California Franchise Tax Board initiated an audit of the Company's franchise tax returns for the years 1991, 1992 and 1993. In October 1996, the Company received a formal notice of assessment from the taxing authority in the aggregate amount of $0.7 million plus interest. Of this amount, $0.6 million results from the auditor's conclusion that income from gains on sales of certain Canadian oil and gas assets in 1991 should be reclassified from nonbusiness to business income. The Company believes its classification of such income was correct, and appealed the assessment of tax. In 1996, the Company recorded a provision for approximately $0.1 million for certain other proposed adjustments. The appeal was denied, and the Company requested that the case be considered for settlement. If the Company's positions prevail on this issue, management believes that the amounts due would not exceed amounts previously paid or provided for. However, in connection with the settlement discussions, the Company accrued an additional $0.5 million in 1998, with a corresponding charge to Discontinued Operations. The total accrual of $0.6 million represents management's estimate of the minimum of the range of possible settlement outcomes.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

     In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1.2 million to discontinued operations, based on revised estimates of the remaining remediation costs. At March 31, 1999, the balance accrued for these remediation costs is approximately $1.5 million. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any costs of any alternative cleanup methodology which might be imposed as a result of the litigation.


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

     The Company has completed its initial assessment of all of the systems and software in place at all locations and has identified hardware replacements and software upgrades necessary to achieve Y2K compliance. Because the Company uses integrated accounting and manufacturing software provided by third party vendors, it has avoided internal programming costs associated with modifying code and data to handle dates past the year 2000. The latest software releases provided by the respective third party vendors have achieved Y2K certification from independent testing organizations. The Company is in the process of upgrading all of its software to Y2K compliant releases. Upgrading and testing is complete at six of the Company's seven manufacturing locations and at the headquarters location. The Company expects to complete the remaining upgrades by the second quarter of 1999. Significant customers and outside vendors such as suppliers, banks and payroll services have been contacted and have provided assurances that they either are or will be Y2K compliant by June 1999. Testing of the Company's software and systems (including manufacturing equipment and other non-information systems equipment) is expected to be completed during the second quarter of 1999.

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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

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


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, the Company has market risk exposures to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

     The Company manufactures its products in the United States and Ireland and sells products in those markets as well as in Europe. International sales were 28% of the Company's sales in 1998 and 33% for the three months ended March 31, 1999. The Company's operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in Europe. The Company does not actively hedge its foreign currency risk because the international operations are self-financed and the translation exposure is not considered material to the Company's financial condition, liquidity or results of operations.

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

     The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. The variable rate debt was approximately $15 million at March 31 1999, which is representative of balances outstanding during the year. A 0.25% change in interest rates would affect results of operations by approximately $0.04 million.

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

     On April 24, 1998, after a three week trial, a jury returned jury verdict findings that Bargo had a right to terminate the stock purchase agreement with the Company and that the Company fraudulently induced Bargo into entering into the agreement and recommended that an award of $5.0 million in punitive damages be assessed against the Company. In July 1998, the court entered judgment affirming the $5.0 million jury verdict and awarding approximately $3.0 million in attorneys' fees and costs. The Company maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. The Company also maintains that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The Company has filed a bond which suspends execution on the judgement while the Company appeals the judgment. The Company filed its appeal on April 5, 1999. Management believes, based on consultation with counsel, that it is more likely than not that any judgment based on a finding of fraud, the award of attorneys' fees based on a finding of fraud and punitive damages would be overturned on appeal. If the judgment is not overturned on appeal, and the proposed merger with Chatwins and related refinancing do not occur, the Company would be obligated to seek alternative funding sources, including a sale of assets.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)  EXHIBITS

      2.1 Merger Agreement, dated as of March 30, 1999, between Reunion Industries, Inc. and Chatwins Group, Inc. Incorporated by reference to Exhibit 2.1 to The Registrant's Current Report on Form 8-K filed on April 6, 1999.

      2.2 Merger Agreement, dated as of March 30, 1999, among Reunion Industries, Inc., Stanwich Acquisition Corp. and the Stockholders named therein. Incorporated by reference to Exhibit 2.3 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4, filed on April 1, 1999 (File Number 333-56153).

       27  Financial Data Schedule

      (B)  CURRENT REPORTS ON FORM 8-K

      During the quarter ended March 31, 1999, the Company filed no reports on Form 8-K.

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


Date: May 17, 1999