Form 10-Q
period 1999-06-30
REUNION INDUSTRIES INC
filed 1999-08-16
CIK 1003429

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


     As of June 30, 1999 the Registrant had 3,940,100 shares of common stock, par value $.0l, outstanding.

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets - June 30, 1999 (Unaudited)
            and December 31, 1998                                                2
          Consolidated Statements of Operations (Unaudited)
            Three Months and Six Months Ended June 30, 1999 and 1998             4
          Consolidated Statements of Cash Flows (Unaudited)
            Three months and Six Months  Ended  June 30, 1999 and 1998           5
          Notes to Consolidated Financial Statements (Unaudited)                 6
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               12
Item 3.   Qualitative and Quantitative Disclosures About Market Risk            18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                     19
Item 6.   Exhibits and Reports on Form 8-K                                      20

SIGNATURE                                                                       21


                           FORWARD LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements speak only as of the date of this Form 10-Q, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.
Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. Such factors include, but are not limited to, domestic and international economic conditions which affect the volume of sales of business and consumer goods by the Company's customers and, therefore, the volume of sales of component parts produced by the Company; the cost and availability of materials, labor and other goods and services used in the Company's operations; actions of the Company's competitors and industry trends, which affect the pricing of the Company's products; the cost of interest on the Company's debt; and the effects of our, or parties with whom we do business, failure to achieve Year 2000 compliance. In addition, the Company's plans and objectives with respect to financing, asset sales and the proposed merger with Chatwins Group, Inc. are conditioned on the occurrence of certain events, some of which are beyond the control of the Company.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           REUNION  INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                  June 30,          December 31,
                                                    1999                1998
                                                --------------     -------------
                                                 (Unaudited)

ASSETS

Current Assets
  Cash and Cash Equivalents                      $       865       $    2,009
  Accounts Receivable, Less Allowance for
     Doubtful Accounts of $163 and $360,
       respectively                                    9,766           12,389
  Inventories                                          7,306            7,104
  Customer Tooling-in-Process                            319              897
  Deferred crop costs                                    819                -
  Other Current Assets                                 1,028              803
                                                 -----------       ----------
     Total Current Assets                             20,103           23,202
                                                 -----------       ----------
Property, Plant and Equipment -- Net                  39,849           41,353
                                                 -----------       ----------
Other Assets
  Goodwill                                             8,011            8,371
   Other                                               1,473            1,948
                                                 -----------       ----------
     Total Other Assets                                9,484           10,319
                                                 -----------       ----------
TOTAL ASSETS                                     $    69,436       $   74,874
                                                 ===========       ==========


          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                              June 30,          December 31,
                                                                1999               1998
                                                            -------------      -------------
                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                          $  11,051          $  11,155
  Short Term Term Debt - Related Parties                           278              1,015
  Accounts Payable                                               7,724              8,684
  Advances From Customers                                          754              1,249
  Accrued Bargo Judgment                                         5,000              8,425
  Accrued Environmental Costs                                    1,634              1,723
  Other Current Liabilities                                      4,831              3,868
                                                            ----------          ---------
        Total Current Liabilities                               31,272             36,119

Long-Term Debt                                                  15,764             15,245
Long-Term Debt - Related Parties                                 1,385              1,385
Other Liabilities                                                3,356              3,279
                                                            ----------          ---------
        Total Liabilities                                       51,777             56,028
                                                            ----------          ---------
Commitments and Contingencies - Note 5

Redeemable preferred stock of consolidated subsidiary              533                607

Minority Interests                                               2,022              2,000

Stockholders' Equity
  Common Stock  ($.01 par value; 20,000 authorized;
    3,940 and 3,900 issued and outstanding, respectively)           39                 39
  Additional Paid-in Capital                                    29,403             29,332
  Accumulated Deficit (Since January 1, 1989)                  (13,506)           (12,961)
  Foreign Currency Translation Adjustments                        (832)              (171)
                                                            ----------          ---------
        Total Stockholders' Equity                              15,104             16,239
                                                            ----------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   69,436          $  74,874
                                                            ==========          =========

          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                            -----------------------------     -------------------------------
                                                               1999             1998              1999               1998
                                                            ----------       ------------     ------------      -------------
Net Sales
  Plastics                                                    $17,589          $ 24,704         $37,504           $ 51,072
  Agriculture                                                     762                --             823                 --
                                                              -------          --------         -------           --------
                                                               18,351            24,704          38,327             51,072
Cost of Sales
  Plastics                                                     15,383            21,279          32,251             43,635
  Agriculture                                                     715                --             852                 --
                                                              -------          --------         -------           --------
                                                               16,098            21,279          33,103             43,635
                                                              -------          --------         -------           --------
Gross Profit                                                    2,253             3,425           5,224              7,437
Selling, General and Administrative Expenses                    3,232             3,082           6,345              6,034
                                                              -------          --------         -------           --------
Operating Income                                                 (979)              343          (1,121)             1,403

Other Income and (Expense)
  Interest Expense                                               (643)             (758)         (1,318)            (1,494)
  Provision for Bargo Judgment                                   (680)           (8,825)         (1,646)            (8,825)
  Bargo Settlement Gain                                         3,617                 -           3,617                  -
  Other, Including Interest Income                                189               (67)            302                (65)
                                                              -------          --------         -------           --------
                                                                2,483            (9,650)            955            (10,384)
                                                              -------          --------         -------           --------
Income (Loss) from Continuing Operations Before
  Income Taxes                                                  1,504            (9,307)           (166)            (8,981)
  Income Tax Benefit (Expense)                                      8               (23)             (9)               (75)
                                                              -------          --------         -------           --------
Income (Loss) from Continuing Operations                        1,512            (9,330)           (175)            (9,056)
Loss from Discontinued Operations                                (370)           (1,200)           (370)            (1,200)
                                                              -------          --------         -------           --------
  Net Income (Loss)                                             1,142           (10,530)           (545)           (10,256)
     Foreign currency translation adjustment                     (256)               58            (661)               (89)
                                                              -------          --------         -------           --------
 Comprehensive Income (Loss)                                  $   886          $(10,472)        $(1,206)          $(10,345)
                                                              =======          ========         =======           ========
Income (Loss) Per Share - Basic and Diluted

  Income (Loss) from Continuing Operations                    $  0.39          $  (2.41)        $ (0.04)          $  (2.35)
  Loss from Discontinued Operations                             (0.10)            (0.31)          (0.10)             (0.31)
                                                              -------          --------         -------           --------
     Net Income (Loss)                                        $  0.29          $  (2.72)        $ (0.14)          $  (2.66)
                                                              =======          ========         =======           ========
Weighted Average Number of Common Shares Outstanding
  Basic and diluted                                             3,916             3,865           3,908              3,861
                                                              =======          ========         =======           ========

         See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                           ---------------------------------
                                                               1999                 1998
                                                           ----------          -------------
Cash Flows From Operating Activities:
  Net Loss                                                   $  (545)            $(10,256)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
    Depreciation                                               1,736                1,795
    Goodwill amortization                                        362                  347
    Debt issuance costs amortization                             791                  171
    Provision for Bargo judgment                                 400                8,825
    Bargo settlement gain                                     (3,617)                   -
    Provision for environmental liability                          -                1,200
                                                             -------            ---------
                                                                (873)               2,082
  Changes in Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable                 2,624                 (707)
    Increase in  Inventory                                      (202)                (744)
    Increase (Decrease) in Accounts Payable                     (960)               1,479
    Other - net                                                  167                 (276)
                                                             -------            ---------
Net Cash Provided by Operating Activities                        756                1,834
                                                             -------            ---------
Cash Flows From Investing Activities:
  Capital Expenditures                                        (1,503)              (2,274)
  Other                                                            6                    -
                                                             -------            ---------
Net Cash Used in Investing Activities                         (1,497)              (2,274)
                                                             -------            ---------
Cash Flows From Financing Activities:
  Proceeds from Issuance of Debt Obligations                   7,765                    -
  Debt Issuance Costs                                           (310)                   -
  Payments of Debt Obligations                                (7,149)              (1,512)
  Increase (Decrease) in Short Term Borrowings                  (936)                  91
  Proceeds from exercise of stock options and warrants            69                   90
                                                             -------            ---------
Net Cash Used in Financing Activities                           (561)              (1,331)
                                                             -------            ---------
Effect of Exchange Rate on Cash                                  158                    -
                                                             -------            ---------
Increase (Decrease) in Cash and Cash Equivalents              (1,144)              (1,771)
Cash and Cash Equivalents at Beginning of Period               2,009                2,085
                                                             -------            ---------
Cash and Cash Equivalents at End of Period                   $   865            $     314
                                                             =======            =========

          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (unaudited)


NOTE 1.  CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN CONSIDERATIONS

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses in each of the last five years, and incurred a loss of $35 in the six months ended June 30, 1999. Corporate expenses, including salaries and benefits, professional fees and other public company costs, are expected to approximate $1,500 annually. Agreement was reached in June 1999 to settle the litigation with Bargo Energy Company ("Bargo"), and a payment of $5,000 was made July 15, 1999. A settlement payment of approximately $965 for the California tax audit will be made during the third quarter of 1999. In addition, a significant portion of the $1,439 accrued for environmental remediation of the Louisiana properties (see Note 4) is expected to be expended during the next twelve months.

     The Company's subsidiary, Oneida Rostone Corp. ("ORC") closed a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") in October 1998. This new credit facility limits payments to Reunion by ORC and Juliana. The new credit facility also provided a letter of credit guarantee to provide credit support for a supersedeas bond in the Bargo litigation. Since October 1998, substantially all the amounts otherwise permitted to be paid by ORC to Reunion have been used to fund letter of credit and guarantee fees relating to the supersedeas bond. The $5,000 settlement payment to Bargo was funded by a temporary overadvance on the revolver portion of the CITBC credit facility and the letter of credit was released. Management has negotiated the terms of a $6,000 supplemental term loan facility to replace the temporary overadvance and to provide additional working capital for ORC. Management expects these terms to be reduced to a definitive agreement in the near future.

     At June 30, 1999, ORC was not in compliance with a financial covenant to maintain EBITDA (as defined in the financing agreements with CITBC) of not less than specified amounts each fiscal quarter. CITBC has agreed to waive compliance with this covenant for the quarter ended June 30, 1999. In connection with the $6,000 supplemental term loan facility, the financial covenants in the loan agreement will also be amended to levels that management believes are reasonably attainable in future quarters.

     Without additional financing, management believes that the Company will not have sufficient resources to meet its corporate expenses and legal and environmental costs as they become due over the next twelve months. During 1998 and January 1999, the Company borrowed a total of $1,040 from Stanwich
Financial Service Corp., ("SFSC"), a related party. These borrowings bear interest at 15% and were originally due to mature September 30, 1998. The Company repaid $762 of this borrowing in the first quarter of 1999 from cash balances at ORC's subsidiary in Ireland. SFSC has agreed to extend the maturity date for the remaining balance to December 31, 1999 while the Company seeks additional financing. There can be no assurances that such financing will be arranged, or that SFSC will extend

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (Unaudited)


the maturity indefinitely or lend additional funds. If the Company is unable to arrange additional financing, it may be necessary to sell one or more of the Company's businesses.

     As described in Note 3, the Company has announced that it has entered into an amended and restated merger agreement with Chatwins Group, Inc. and has held financing discussions with prospective lenders. If such transactions are completed, management believes that there will be sufficient resources for the Company's cash flow requirements. There can be no assurances that any of these transactions will be consummated.


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Reunion Industries, Inc. ("RII") and its majority owned subsidiaries. As used herein, the term "Company" refers to RII, its predecessors and its subsidiaries, unless the context indicates otherwise. All intercompany transactions and accounts are eliminated in consolidation.

FINANCIAL STATEMENTS AT JUNE 30, 1999

     The Consolidated Balance Sheet at June 30, 1999 and the Consolidated Statements of Operations and Cash Flows for the three months and six months ended June 30, 1999 and 1998 included herein are unaudited; however, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued the following accounting pronouncement which the company will be required to adopt in future periods:

     FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have significant transactions involving derivative instruments, but may do so in the future. The Company is required to adopt Statement No. 133 for the first quarter of 2001 and may adopt it earlier.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (Unaudited)


NOTE 2. INVENTORIES

  Inventories consisted of the following:

                               JUNE 30, 1999   DECEMBER 31, 1998
                               -------------   -----------------

          Raw  Materials              $4,188              $3,308
          Work-in process                753                 962
          Finished Goods               2,365               2,834
                                      ------              ------
                 Total                $7,306              $7,104
                                      ======              ======


NOTE 3.  PROPOSED MERGER WITH CHATWINS GROUP, INC.

     The Company and Chatwins Group, Inc., a Delaware corporation that owns approximately 37% of the issued and outstanding shares of common stock of the Company ("CGI"), have entered into an agreement for a stock-for-stock merger of CGI with and into the Company. The merger is subject to approval by the Company's stockholders, the securing of adequate financing to refinance certain debt of the Company and CGI and to operate the combined company, and the condition that holders of no more than 5% of CGI stock exercise their appraisal rights under Delaware law.

      In connection with the merger, Reunion and CGI are jointly pursuing long-term financing options in an effort to consummate the merger within the next several months. There can be no assurances that the long-term financing can be completed or that the merger will be approved or consummated.

NOTE 4. LITIGATION AND TAX AUDIT SETTLEMENTS

Bargo Energy Company Litigation

     In June 1999, the Company and Bargo Energy Company reached agreement on the terms of a settlement of their litigation concerning a November 1995 stock purchase agreement for the sale of the Company's subsidiary, Reunion Energy Company ("REC") to Bargo. In July 1998, the trial court had entered judgment affirming a jury finding awarding Bargo $5,000 in punitive damages and awarding approximately $3,000 in attorneys' fees and costs. The Company's appeal was pending.

     On July 15, 1999, the Company and Bargo signed the Settlement Agreement, the Company paid Bargo $5,000 and the parties released all claims against each other. In connection with the settlement payment, the parties have also filed joint motions with the appeals court and the trial court which provide that the trial court judgement is reversed, the jury findings are disregarded, the $500 escrow amount, deposited by Bargo in connection with the original transaction, is to be returned to Bargo with interest and Reunion is to pay all court costs (approximately $10). As described in Note 1, the settlement payment was funded by a temporary overadvance on ORC's revolving credit facility.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (Unaudited)


     Through June 1999, the Company had recorded provisions totaling $8,825 for the trial court judgment plus interest at 10% and $2,060 for credit support and guarantee fees related to the bond filed by the Company to suspend execution on the judgement while the Company appealed. As a result of the settlement, the Company recognized a gain in June 1999 of $3,617, the amount by which the recorded provisions exceeded the settlement amount plus remaining credit support costs.

California Tax Audit

     In June 1999, the Company reached agreement with the California Franchise Tax Board to settle the assessment of additional taxes for 1991, 1992 and 1993. The settlement agreement is subject to final approval by the State of California, which management expects will be received. Under the settlement agreement, Reunion is required to pay $958, plus interest from June 30 until paid, by September 30, 1999. Management plans to fund this payment from the proceeds of a pending sale of a portion of the Company's vineyard property in California. The Company had previously accrued $595 for this obligation based on settlement discussions. As a result of the settlement, the Company accrued an additional $370 in June 1999, with a corresponding charge to discontinued operations.


NOTE 5.  CONTINGENCIES

Environmental Compliance

     Various U.S. federal, state and local laws and regulations including, without limitation, laws and regulations concerning the containment and disposal of hazardous waste, oil field waste and other waste materials, the use of storage tanks, the use of insecticides and fungicides and the use of underground injection wells directly or indirectly affect the Company's operations. In addition, environmental laws and regulations typically impose ''strict liability'' upon the Company for certain environmental damages. Accordingly, in some situations, the Company could be liable for clean up costs even if the situation resulted from previous conduct of the Company that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company or events outside the control of the Company. Such clean up costs or costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

     Except as described in the following paragraphs, the Company believes it is currently in material compliance with existing environmental protection laws and regulations and is not involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations. In addition to management personnel who are responsible for monitoring environmental compliance

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (Unaudited)


and arranging for remedial actions that may be required, the Company has also employed outside consultants from time to time to advise and assist in the Company's environmental compliance efforts. Except as described in the following paragraphs, the Company has not recorded any accruals for environmental costs.

     In February 1996, the Rostone division of ORC was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. The Company has expended $200 to date and has accrued an additional $195 based on current estimates of remediation costs. Certain of these costs are recoverable from the seller of Rostone (a related party) by offset to obligations due the seller.

     In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1,200 to discontinued operations, based on revised estimates of the remaining remediation costs. During the second quarter of 1999, the Company conducted remediation work on the property. The Company has paid $85 and is required to pay an additional $75 of the total cost of $300. A regulatory hearing has been scheduled for November 1999 to consider the adequacy of the remediation conducted to date. At June 30, 1999, the remaining balance accrued by the Company for remediation costs was $1,439. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In Thousands, Except Per Share Data) (Unaudited)


NOTE 6. SEGMENT INFORMATION

     The following table presents information about the results of operations of the Company's business segments:


                                                           THREE MONTHS              SIX MONTHS
                                                           ENDED JUNE 30,           ENDED JUNE 30,
                                                          1999        1998          1999       1998
                                                        --------    --------      --------    -------
REVENUES
  Plastic products and services                         $17,589     $24,704       $37,504     $51,072
  Agriculture                                               762           0           823           0
                                                        -------     -------       -------     -------
                                                        $18,351     $24,704       $38,327     $51,072
                                                        =======     =======       =======     =======
INCOME (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION
 AND AMORTIZATION (EBITDA)
  Plastic products and services                         $   638     $ 1,948       $ 2,494     $ 4,575
  Agriculture                                               (39)          8          (159)         15
  Corporate and other                                     2,586      (9,445)          915      (9,935)
                                                        -------     -------       -------     -------
                                                        $ 3,185     $(7,489)      $ 3,250     $(5,345)
                                                        =======     =======       =======     =======
DEPRECIATION AND AMORTIZATION
  Plastic products and services                         $ 1,004     $   941       $ 2,030     $ 1,908
  Agriculture                                                32         118            65         232
  Corporate and other                                         2           1             3           2
                                                        -------     -------       -------     -------
                                                        $ 1,038     $ 1,060       $ 2,098     $ 2,142
                                                        =======     =======       =======     =======
INCOME (LOSS) BEFORE INTEREST AND TAXES (EBIT)
  Plastic products and services                         $  (366)    $ 1,007       $   464     $ 2,667
  Agriculture                                               (71)       (110)         (224)       (217)
  Corporate and other                                     2,584      (9,446)          912      (9,937)
                                                        -------     -------       -------     -------
                                                          2,147      (8,549)        1,152      (7,487)
Interest expense                                           (643)       (758)       (1,318)     (1,494)
                                                        -------     -------       -------     -------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                   $ 1,504     $(9,307)      $  (166)    $(8,981)
                                                        =======     =======       =======     =======

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

     The Company and Chatwins Group, Inc., a Delaware corporation that owns approximately 37% of the issued and outstanding shares of common stock of the Company ("CGI"), have entered into an amended agreement for a stock-for-stock merger of CGI with and into the Company. The merger is subject to approval by the Company's stockholders, the securing of adequate financing to refinance certain debt of the Company and CGI and to operate the combined company, and the condition that holders of no more than 5% of CGI stock exercise their appraisal rights under Delaware law.

      In connection with the merger, Reunion and Chatwins are jointly pursuing long-term financing options in an effort to consummate the merger within the next several months. There can be no assurances that the long-term financing can be completed or that the merger will be approved or consummated.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999
--------------------------------

     The Company had net income of $1.1 million during the three months ended June 30, 1999 compared to a net loss of $10.5 million for the three months ended June 30, 1998.

     ORC: ORC had revenues of $17.6 million and an operating loss of $0.5 million for the three months ended June 30, 1999 compared to revenues of of $24.7 million and operating income of $1.0 million for the three months ended June 30, 1998.

      The 29% decrease in revenues resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all ORC facilities. ORC backlog totaled $16.6 million at June 30, 1999, compared to backlog of $16.7 million at December 31, 1998 and backlog of $21.5 million at June 30, 1998. Backlog is also affected by customers' continuing movement to just-in-time ordering and shorter delivery cycles.

     Cost of sales totaled $15.4 million, or 87.5% of net sales, for the three months ended June 30, 1999 compared to $21.3 million, or 86.2% of net sales, for the three months ended June 30, 1998 . Gross profit was $2.2 million for the three months ended June 30, 1999 compared to $3.4 million in the prior year period. The decrease in both cost of sales and gross profit resulted from the decrease in revenues.

     Selling, general and administrative expenses were $2.7 million for the three months ended June 30, 1999, compared to $2.4 million for the three months ended June 30, 1998. The 1999 period included a $0.5 million provision for retirement compensation. Operating loss was $0.5 million for the three months ended June 30, 1999 compared to $1.0 million in the comparable 1998 period, primarily because of the decrease in revenues.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


     JULIANA: Juliana had an operating loss of $0.1 million on miscellaneous revenues of $0.8 million for the three months ended June 30, 1999. Juliana's agricultural operations were accounted for on the equity method in the prior year period, and the loss for the period was included in Other Income and (Expense).

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $0.4 million for the three months ended June 30, 1999 compared to $0.6 million for the three months ended June 30, 1998. The 1998 amount include $0.2 million of legal costs for the Company's litigation with Bargo.

     OTHER INCOME AND (EXPENSE): Interest expense was $0.6 million for the three months ended June 30, 1999 compared to $0.8 million for the prior year period as a result of lower interest rates on ORC's new credit facility with CITBC. The Company recorded a charge of $8.8 million in the 1998 period to record entry of a judgment in the Company's litigation with Bargo. The Company recorded a $0.7 million charge in the 1999 period for interest and credit support fees relating to the bond posted in the appeal of the Bargo litigation judgment, and recognized a gain of $3.6 million in the 1999 period as a result of the settlement of this litigation. See Note 4 of the Notes to Consolidated Financial Statements. The Company recognized breakeven results from its equity investment in the agricultural operations for the three months ended June 30, 1998.


SIX MONTHS ENDED JUNE 30, 1999
------------------------------

     The Company had a net loss of $0.5 million for the six months ended June 30, 1999 compared to a net loss of $10.3 million for the six months ended June 30, 1998.

     ORC: Revenues and operating income of ORC were $37.5 million and $0.3 million, respectively, for the six months ended June 30, 1999 compared to revenues and operating income of $51.1 million and $2.5 million, respectively, for the six months ended June 30, 1998.

     The 27% decrease in revenues resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all ORC facilities. ORC backlog totaled $16.6 million at June 30, 1999, compared to backlog of $16.7 million at December 31, 1998 and backlog of $21.5 million at June 30, 1998. Backlog is also affected by customers' continuing movement to just-in-time ordering and shorter delivery cycles.

     Cost of sales totaled $32.3 million, or 86.0% of net sales, for the six months ended June 30, 1999 compared to $43.7 million, or 85.4% of net sales for the six months ended June 30, 1998. Gross profit was $5.2 million for the six months ended June 30, 1999 compared to $7.4 million in the prior year period. The decrease in both cost of sales and gross profit resulted from the decrease in revenues.

     Selling, general and administrative expenses were $5.0 million for the six months ended June 30, 1999, compared to $4.9 million for the six months ended June 30, 1998. The 1999 period included a $0.5 million provision for retirement compensation. Operating income was $0.3 million for the six months ended June 30, 1999 compared to $2.5 million in the comparable 1998 period, primarily because of the decrease in revenues.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


     JULIANA: Juliana had an operating loss of $0.3 million on miscellaneous revenues of $0.8 million for the six months ended June 30, 1999. Juliana's agricultural operations were accounted for on the equity method in the prior year period, and the loss for the period was included in Other Income and (Expense).

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $1.1 million for both the six months ended June 30, 1999 and June 30, 1998. The 1999 amount includes $0.2 million of expenses incurred in connection with the proposed sale of ORC, which was subsequently terminated. The 1999 and 1998 amounts include $0.2 million and $0.4 million, respectively, of legal costs for the Company's litigation with Bargo.

     OTHER INCOME AND (EXPENSE): Interest expense was $1.3 million for the six months ended June 30, 1999 compared to $1.5 million for the prior year period as a result of lower interest rates on ORC's new credit facility with CITBC. The Company recorded a charge of $8.8 million in the 1998 period to record entry of judgment in the Company's litigation with Bargo. The Company also recorded a $1.6 million charge in the 1999 period for interest and credit support fees relating to the bond posted in the appeal of the Bargo litigation judgment, and recognized a gain of $3.6 million in the 1999 period as a result of the settlement of this litigation. See Note 4 of the Notes to Consolidated Financial Statements. The Company recognized a loss of $0.1 million from its equity investment in the agricultural operations for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF 1999 ACTIVITIES

     Cash and cash equivalents totaled $0.9 million at June 30, 1999. During the six months ended June 30, 1999, cash decreased $1.1million, with $0.8 million provided by operations, $1.5 million used in investing activities and $0.6 million used in financing activities.

     Investing Activities: Capital expenditures were $1.5 million.

     Financing Activities: Proceeds from new term loan borrowings totaled $7.8 million, principally Juliana's $7.5 million refinancing described below. Principal payments reduced long-term obligations by $7.2 million, including $5.7 million repaid from the proceeds of the Juliana refinancing. Net short term borrowings were reduced $0.9 million.


FACTORS AFFECTING FUTURE LIQUIDITY

     Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, ORC and Juliana.

     CORPORATE: Corporate expenses, including salaries and benefits, professional fees and other public company costs, are expected to approximate $1.5 million annually. A payment of $5.0 million to settle the Bargo litigation was made on July 15, 1999 and a settlement payment of approximately $1.0 million to conclude a California tax audit will be made during the third quarter of 1999. In addition, a significant portion of the $1.4 million accrued for environmental remediation of the Louisiana properties, described below under "Contingencies and Uncertainties,"

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

is expected to be expended during the next twelve months. The Company's source of funds for these expenses, other than from additional borrowings, are from cash balances and permitted payments by ORC and Juliana. The corporate cash balance at June 30, 1999 was $0.02 million.

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

     The new credit facility also provided a letter of credit guarantee to provide credit support for a supersedeas bond in the Bargo litigation. In addition to the ORC assets, the facility is secured by a guarantee by Mr. Charles E. Bradley, Sr., the Company's President and Chief Executive Officer, a pledge of assets by Stanwich Financial Services Corp., ("SFSC"), a related party, and a pledge of the stock of ORC and Juliana. Since October 1998, substantially all the amounts otherwise permitted to be paid by ORC have been used to fund letter of credit and guarantee fees relating to the bond in the Bargo litigation. The $5.0 million settlement payment to Bargo was funded by a temporary overadvance on the revolver portion of the CITBC credit facility and the letter of credit was released. Management has negotiated the terms of a $6.0 million supplemental term loan facility to replace the temporary overadvance and to provide additional working capital for ORC. Management expects these terms to be reduced to a definitive agreement in the near future.

     Without additional financing, management believes that the Company will not have sufficient resources to meet its corporate expenses and legal and environmental costs as they become due over the next twelve months. During 1998 and the first quarter of 1999, the Company borrowed a total of $1.0 million from SFSC. These borrowings bear interest at 15%, and were due to mature September 30, 1998. The Company repaid $0.8 million of this borrowing in the first quarter of 1999 from cash balances at ORC's subsidiary in Ireland. SFSC has agreed to extend the maturity for the remaining balance date to December 31, 1999 while the Company seeks additional financing. There can be no assurances that such financing will be arranged, or that SFSC will extend the maturity indefinitely or lend additional funds. If the Company is unable to arrange additional financing, it may be necessary to sell one or more of the Company's businesses.

     As described above under "General," the Company has announced that it has entered into an amended and restated merger agreement with Chatwins and is pursuing long term financing in connection with the proposed merger. If the merger and refinancing are completed, management believes that there will be sufficient resources for the Company's operating and debt service requirements. There can be no assurances that any of these transactions will be consummated.

     ORC: In October 1998, ORC closed the new credit facility with CITBC. This is a six-year senior secured credit facility including revolving credit loans of up to $10.2 million and a term loan in the initial amount of $6.0 million for ORC. The proceeds were used to refinance ORC's debt with Congress Financial Corporation and to provide working capital for ORC. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, over the next twelve months. At June 30, 1999 ORC had $1.1 million in revolving credit availability.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

     At June 30, 1999, ORC was not in compliance with a financial covenant to maintain EBITDA (as defined in the CITBC agreements) of not less than specified amounts each fiscal quarter. CITBC has agreed to waive compliance with this covenant for the quarter ended June 30, 1999. In connection with the $6.0 million supplemental term loan facility, the financial covenants in the loan agreement will also be amended to levels that management believes are reasonably attainable in future quarters.

     JULIANA: In January 1999, Juliana closed a $7.5 million loan with Equitable Life Assurance Society of the United States ("Equitable"). The proceeds were used to refinance Juliana's existing $2.0 million loan with Equitable, to repay a $3.7 million 4-month note and for working capital.

     In March 1999, Juliana entered into a $1.5 million one-year credit facility with Napa National Bank secured by grape sale contracts for the 1999 harvest. The proceeds will be used for 1999 farming operations and will be repaid from proceeds of grape sales. Juliana plans to continue a limited wine grape development effort, which management believes will enhance the value of the property. Management believes the combination of farming revenues plus working capital provided by borrowings will be sufficient to fund the agricultural operations over the next twelve months.

CONTINGENCIES AND UNCERTAINTIES

     In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1.2 million to discontinued operations, based on revised estimates of the remaining remediation costs. During the second quarter of 1999, the Company conducted remediation work on the property. The Company is required to pay $0.2 million of the total cost of $0.3 million. A regulatory hearing has been scheduled for November 1999 to consider the adequacy of the remediation conducted to date. At June 30, 1999, the remaining balance accrued by the Company for these remediation costs is approximately $1.4 million. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any costs of any alternative cleanup methodology which might be imposed as a result of the litigation.


YEAR 2000 COMPUTER COMPLIANCE

      The Company, like most companies, utilizes electronic technology which includes computer hardware and software systems that process information and perform calculations that are date-and time-dependent. The Company is aware that the coming of the Year 2000 poses pervasive and complex problems in that virtually every computer operation (including manufacturing equipment and other non-information systems equipment), unless it is Year 2000 compliant, will be affected in some way by the rollover of the two-digit year value from "99" to "00" and the inadvertent recognition by electronic technology of "00" as the year 1900 rather than Year 2000. The Company is also aware that it may not only be negatively affected by the failure of its own systems to be Year 2000 compliant, but

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

may also be negatively affected by the Year 2000 non-compliance of its vendors, customers, lenders and any other party with which the Company transacts business.

     The Company has completed its initial assessment of all of the systems and software in place at all locations and has identified hardware replacements and software upgrades necessary to achieve Year 2000 compliance. Because the Company uses integrated accounting and manufacturing software provided by third party vendors, it has avoided internal programming costs associated with modifying code and data to handle dates past the year 2000. The latest software releases provided by the respective third party vendors have achieved Year 2000 certification from independent testing organizations. The Company is in the process of upgrading all of its software to Year 2000 compliant releases. Upgrading and testing is substantially complete at six of the company's seven manufacturing locations and at the headquarters location. The company expects to complete the remaining upgrades by the end of the third quarter of 1999. Significant customers and outside vendors such as suppliers, banks and payroll services have been contacted and have provided assurances that they either are or will be Year 2000 compliant by September 1999. Testing of the Company's software and systems (including manufacturing equipment and other non-information systems equipment) is expected to be completed during the third quarter of 1999. The expected incremental cost to complete the upgrades and testing necessary to achieve Year 2000 readiness is less than $0.02 million.

     Because the Company has substantially completed the upgrading of all of its software, management has not developed a Year 2000 contingency plan. Management regularly monitors the status of the Year 2000 compliance process, and will develop contingency plans if it appears that customers and vendors will not achieve full Year 2000 compliance.

     The Company has incurred and expects to continue to incur internal staff and other costs as a result of modifying existing systems to be Year 2000 compliant. Such costs will continue to be expensed as incurred and funded through internally generated cash while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives. The hardware replacements and software upgrades were principally planned to improve operating controls and implementation was not significantly accelerated. Management estimates that the incremental cost to the Company of enterprise-wide Year 2000 compliance will total approximately $0.02 million.

     Management recognizes that the failure of the Company or any party with which the Company conducts business to be Year 2000 compliant in a timely manner could have a material adverse impact on the operations of the Company. If the Company's systems were to fail because they were not Year 2000 compliant, the Company would incur significant costs and inefficiencies. Manual systems for manufacturing and financial control would have to be implemented and staffed. Significant customers might decide to cease doing business with the Company. Disruptions in electric power or in the delivery of materials could cause significant business interruptions. Similarly, business interruptions at significant customers could result in deferred or canceled orders.

     The dates on which the Company believes Year 2000 compliance will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of Year 2000 compliance. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the company cannot ensure its ability to resolve problems associated with the Year 2000 issue that may affect its operations and business,

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

or expose it to third-party liability in a timely and cost-effective manner.


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      In the operation of its business, the Company has market risk exposures to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

     The Company manufactures its products in the United States and Ireland and sells products in those markets as well as in Europe. International sales were 28% of the Company's sales in 1998 and 26% for the six months ended June 30, 1999. The Company's operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in Europe. The Company does not actively hedge its foreign currency risk because the international operations are self-financed and the translation exposure is not considered material to the Company's financial condition, liquidity or results of operations.

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

     The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. The variable rate debt was approximately $15 million at June 30, 1999, which is representative of balances outstanding during the year. A 0.25% change in interest rates would affect results of operations by approximately $0.04 million.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company filed suit in the 125th Judicial District Court of Harris County, Texas against Bargo Energy Company and its general partners, Chisos Corporation, Austin Resources Corporation, Shearwave, Inc., Brazos Oil & Gas Corporation, and Schroder Oil Financing & Investment Company, on January 16, 1996 for damages and relief arising out of Bargo's repudiation of its agreement to purchase all outstanding shares of the capital stock of the Company's subsidiary, REC. Bargo had agreed to pay the Company $15.1 million for REC's capital stock, subject to certain potential adjustments in the purchase price as set forth in the stock purchase agreement between the Company and Bargo and had deposited $0.5 million with a contractual escrow agent in accordance with the terms of the stock purchase agreement. The Company alleged in its complaint that Bargo tortiously interfered with a prospective stock purchase agreement with another purchaser of REC's stock, and then wrongfully repudiated its agreement to purchase REC's stock. The Company also asserted claims against Bargo for breach of contract and breach of duty of good faith and fair dealing, and sought damages under these theories of liability. Bargo also filed suit against the Company claiming that the Company, its investment bankers, and certain individuals fraudulently misrepresented information and fraudulently induced Bargo into signing the Stock Purchase Agreement. Bargo also asserted claims for breach of contract and warranty, return of its escrow, and for unspecified damages under these theories of liability. The cases were consolidated in the 334th Judicial District Court of Harris County, Texas, and the consolidated case was realigned with the Company as plaintiff.

     On April 24, 1998, after a three week trial, a jury returned jury verdict findings that Bargo had a right to terminate the stock purchase agreement with the Company and that the Company fraudulently induced Bargo into entering into the agreement and recommended that an award of $5.0 million in punitive damages be assessed against the Company. In July 1998, the court entered judgment affirming the $5.0 million jury verdict and awarding approximately $3.0 million in attorneys' fees and costs. The Company maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. The Company also maintained that no evidence sufficient to support a jury finding of fraud or the related punitive damages finding was presented at trial. The Company filed a bond which suspends execution on the judgement while the Company appeals the judgment. The Company filed its appeal brief on April 5, 1999 and Bargo filed its reply brief on June 10, 1999.

     On July 15, 1999, the Company and Bargo signed a Settlement Agreement to settle this litigation, under which the Company paid Bargo $5.0 million and the parties released all claims against each other. In connection with the settlement payment, the parties have also filed joint motions with the Appeals Court and the trial court which provide that the trial court judgement is reversed, the jury findings are disregarded, the $0.5 million escrow amount, deposited by Bargo in connection with the original transaction, is to be returned to Bargo with interest and Reunion is to pay all court costs (approximately $0.01 million).

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS

          27    Financial Data Schedule

      (B) CURRENT REPORTS ON FORM 8-K

      During the quarter ended June 30, 1999, the Company filed the following report on Form 8-K:

     REPORT DATE         ITEM REPORTED
     -----------         -------------
     March 30, 1999      Merger Agreement with Chatwins Group, Inc.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            REUNION INDUSTRIES, INC.
                            (Registrant)


                            By /s/ Richard L. Evans
                            ---------------------------------------
                            Richard L. Evans
                            Executive Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)


Date: August 16, 1999