Form 10-Q
period 1999-09-30
REUNION INDUSTRIES INC
filed 1999-11-15
CIK 1003429

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
     _____________

                         COMMISSION FILE NUMBER 33-64325


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

                              Yes [X]   No [_].


     As of September 30, 1999 the Registrant had 3,940,100 shares of common stock, par value $.0l, outstanding.

================================================================================

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1999 (Unaudited)
           and December 31, 1998                                               2

         Consolidated Statements of Operations (Unaudited)
           Three Months and Nine Months Ended September 30, 1999 and 1998      4

         Consolidated Statements of Cash Flows (Unaudited)
           Nine Months  Ended September 30, 1999 and 1998                      5

         Notes to Consolidated Financial Statements (Unaudited)                6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              12

Item 3.  Qualitative and Quantitative Disclosures About Market Risk           18

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     19

SIGNATURE                                                                     20

                          FORWARD LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include any statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "intends," or similar expressions. These forward-looking statements speak only as of the date of this Form 10-Q, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure you that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. Such factors include, but are not limited to, domestic and international economic conditions which affect the volume of sales of business and consumer goods by the Company's customers and, therefore, the volume of sales of component parts produced by the Company; the cost and availability of materials, labor and other goods and services used in the Company's operations; actions of the Company's competitors and industry trends, which affect the pricing of the Company's products; the cost of interest on the Company's debt; and the effects of our, or parties with whom we do business, failure to achieve Year 2000 compliance. In addition, the Company's plans and objectives with respect to financing, asset sales and the proposed merger with Chatwins Group, Inc. are conditioned on the occurrence of certain events, some of which are beyond the control of the Company.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                          September 30,  December 31,
                                                              1999          1998
                                                            --------      --------
                                                           (Unaudited)
                          ASSETS
 Current Assets
      Cash and Cash Equivalents                             $  1,211      $  2,009
      Accounts Receivable, Less Allowance for
           Doubtful Accounts of $146 and $360, respectively   12,277        12,389
     Inventories                                               6,732         7,104
     Customer Tooling-in-Process                                  97           897
     Deferred crop costs                                       1,039             -
     Other Current Assets                                      1,763           803
                                                            --------      --------
           Total Current Assets                               23,119        23,202
                                                            --------      --------
 Property, Plant and Equipment---- Net                        38,541        41,353
                                                            --------      --------
 Other Assets
      Goodwill                                                 7,841         8,371
      Other                                                    1,675         1,948
                                                            --------      --------
           Total Other Assets                                  9,516        10,319
                                                            --------      --------
 TOTAL ASSETS                                               $ 71,176      $ 74,874
                                                            ========      ========

          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                         September 30,       December 31,
                                                                             1999                1998
                                                                        ---------------     ---------------
                                                                         (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Current Portion of Long-Term Debt                                 $      12,015       $      11,155
       Short Term Term Debt - Related Parties                                        -               1,015
       Accounts Payable                                                          8,365               8,684
       Advances From Customers                                                   1,222               1,249
       Accrued Bargo Judgment                                                        -               8,425
       Accrued Environmental Costs                                               1,538               1,723
       Other Current Liabilities                                                 3,729               3,868
                                                                         -------------       -------------
               Total Current Liabilities                                        26,869              36,119

LONG-TERM DEBT                                                                  20,763              15,245
LONG-TERM DEBT - RELATED PARTIES                                                 1,385               1,385
OTHER LIABILITIES                                                                3,288               3,279
                                                                         -------------       -------------
               Total Liabilities                                                52,305              56,028
                                                                         -------------       -------------
COMMITMENTS AND CONTINGENCIES - NOTE 5

REDEEMABLE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY                              557                 607

MINORITY INTERESTS                                                               2,602               2,000

STOCKHOLDERS' EQUITY
        Common Stock  ($.01 par value; 20,000 authorized;
             3,940 and 3,900 issued and outstanding, respectively)                  39                  39
       Additional Paid-in Capital                                               29,403              29,332
       Accumulated Deficit (Since January 1, 1989)                             (13,131)            (12,961)
       Foreign Currency Translation Adjustments                                   (599)               (171)
                                                                         -------------       -------------
               Total Stockholders' Equity                                       15,712              16,239
                                                                         -------------       -------------
                                                                         $      71,176       $      74,874
                                                                         =============       =============

          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                                 --------------------      -------------------
                                                                   1999        1998         1999       1998
                                                                 --------     -------      ------    ---------
NET SALES
  Plastics                                                       $ 17,553    $ 22,957    $ 55,057    $  74,029
  Agriculture                                                       1,887           -       2,710            -
                                                                  --------     -------      ------    ---------
                                                                   19,440      22,957      57,767       74,029
Cost of Sales
  Plastics                                                         14,743      19,436      46,994       63,071
  Agriculture                                                       1,546           -       2,398            -
                                                                 --------     -------      ------    ---------
                                                                   16,289      19,436      49,392       63,071

GROSS PROFIT                                                        3,151       3,521       8,375       10,958

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        2,490       2,790       8,835        8,824
PROVISION FOR MERGER AND REFINANCING COSTS                              -       1,362           -        1,362
                                                                 --------     -------      ------    ---------
OPERATING INCOME                                                      661        (631)       (460)         772

OTHER INCOME AND (EXPENSE)
  Interest Expense                                                   (964)       (872)     (2,282)      (2,366)
  Provision for Bargo Judgment                                          -           -      (1,646)      (8,825)
  Bargo Settlement Gain                                                 -           -       3,617            -
  Other, Including Interest Income                                    174        (111)        476         (176)
                                                                 --------     -------      ------    ---------
                                                                     (790)       (983)        165      (11,367)
                                                                 --------     -------      ------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                       (129)     (1,614)       (295)     (10,595)

  Income Tax Benefit (Expense)                                         45         652          36          577
                                                                 --------     -------      ------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              (84)       (962)       (259)     (10,018)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                            459           -          89       (1,200)
                                                                 --------     -------      ------    ---------
  NET INCOME (LOSS)                                                   375        (962)       (170)     (11,218)

    FOREIGN CURRENCY TRANSLATION ADJUSTMENT                           233         477        (428)         388
                                                                 --------     -------      ------    ---------
  COMPREHENSIVE INCOME (LOSS)                                    $    608     $  (485)     $ (598)   $ (10,830)
                                                                 ========     =======      =======   =========
INCOME (LOSS) PER SHARE - BASIC AND DILUTED

  Income (Loss) from Continuing Operations                       $  (0.02)    $ (0.25)     $ (0.07)  $   (2.59)
  Income (Loss) from Discontinued Operations                         0.12           -         0.03       (0.31)
                                                                 ========     =======      =======   =========
    Net Income (Loss)                                            $   0.10     $ (0.25)     $ (0.04)  $   (2.90)
                                                                 ========     =======      =======   =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

    Basic and diluted                                               3,940       3,900        3,919       3,874
                                                                 ========     =======      =======   =========

          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                     -----------------------
                                                                       1999          1998
                                                                     --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                           $   (170)     $ (11,218)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
      Depreciation                                                      2,911          2,713
      Goodwill amortization                                               535            523
      Debt issuance costs amortization                                    809            206
      Provision for Bargo judgment                                        400          8,825
      Bargo settlement gain                                            (3,617)             -
      Provision for environmental liability                                 -          1,200
                                                                     --------      ---------
                                                                          868          2,249
  Changes in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable                          112         (1,518)
      (Increase) Decrease in  Inventory                                   372         (1,155)
      Increase (Decrease) in Accounts Payable                            (319)         1,485
      Payment of Bargo settlement                                      (5,000)             -
      Other - net                                                        (865)           773
                                                                     --------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (4,832)         1,834
                                                                     --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Joint Venture Interest, Net of Cash Acquired               -         (1,720)
  Sale of Agricultural Land                                             1,440          2,695
  Capital Expenditures                                                 (1,933)        (3,107)
  Loan to Related Party                                                  (310)             -
  Other                                                                  (401)           451
                                                                     --------      ---------
NET CASH USED IN INVESTING ACTIVITIES                                  (1,204)        (1,681)
                                                                     --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Debt Obligations                           13,750            960
  Debt Issuance Costs                                                    (325)             -
  Payments of Debt Obligations                                         (7,638)        (2,613)
  Increase (Decrease) in Short Term Borrowings                           (746)           646
  Proceeds from Issuance of Redeemable Preferred Stock of Subsidiary        -            583
  Proceeds from exercise of stock options and warrants                     69             92
  Other                                                                    (3)            43
                                                                     --------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     5,107           (289)
                                                                     --------      ---------
EFFECT OF EXCHANGE RATE ON CASH                                           131              -
                                                                     --------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (798)          (136)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        2,009          2,085
                                                                     --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  1,211      $   1,949
                                                                     ========      =========

          See Accompanying Notes to Consolidated Financial Statements

                           REUNION INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

NOTE 1.  CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN CONSIDERATIONS

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses in each of the last five years, and incurred a loss of $170 in the nine months ended September 30, 1999. Corporate expenses, including salaries and benefits, professional fees and other public company costs, are expected to approximate $1,500 annually. The Company settled its litigation with Bargo Energy Company ("Bargo") in June 1999, and paid $5,000 to Bargo on July 15, 1999. On September 2, 1999, the Company paid $973 for settlement of a California tax audit. In addition, a significant portion of the $1,378 accrued for environmental remediation of the Louisiana properties (see
Note 5) is expected to be expended during the next twelve months.

     The Company's subsidiary, Oneida Rostone Corp. ("ORC") closed a new credit facility with The CIT Group/Business Credit, Inc. ("CITBC") in October 1998. This new credit facility limits payments to Reunion by ORC and Juliana Vineyards (the Company's wine grape subsidiary). The new credit facility also provided a letter of credit guarantee to provide credit support for a supersedeas bond in the Bargo litigation. Since October 1998, substantially all the amounts otherwise permitted to be paid by ORC to Reunion have been used to fund letter of credit and guarantee fees relating to the supersedeas bond. The $5,000 settlement payment to Bargo in July 1999 was funded by a temporary overadvance on the revolver portion of the CITBC credit facility and the letter of credit was released. In August 1999, the credit facility was amended to increase term loan A to $8,250 and provide for a $3,000 term loan B. This amended facility replaces the temporary overadvance and provides additional working capital for ORC.

     In previous quarters, ORC was not in compliance with a financial covenant to maintain EBITDA (as defined in the financing agreements with CITBC) of not less than specified amounts each fiscal quarter and CITBC waived compliance with this covenant. In connection with the amended credit facility described above, the financial covenants in the loan agreement were also amended to levels that management believes are reasonably attainable in future quarters. ORC was in compliance with the amended covenants at September 30, 1999.

     Without additional financing, management believes that the Company will not have sufficient resources to meet its corporate expenses and legal and environmental costs as they become due over the next twelve months. During 1998 and January 1999, the Company borrowed a total of $1,040 from Stanwich
Financial Service Corp., ("SFSC"), a related party.  These borrowings bear
interest at 15% and were originally  due to mature September 30, 1998.   The
Company repaid $800 of this borrowing, including interest, in February 1999 and $303, including interest, in August 1999. There can be no assurances that additional financing will be arranged, or that SFSC will lend additional funds. If the Company is unable to arrange additional financing or complete the merger described below, it will be necessary to reduce or defer corporate headquarters salaries and other corporate expenses and it may be necessary to sell one or more of the Company's businesses.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

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

FINANCIAL STATEMENTS AT SEPTEMBER 30, 1999

     The Consolidated Balance Sheet at September 30, 1999 and the Consolidated Statements of Operations and Cash Flows for the three months and nine months ended September 30, 1999 and 1998 included herein are unaudited. However, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)


NOTE 2.  INVENTORIES

  Inventories consisted of the following:

                                     September 30, 1999   December 31, 1998
                                     ------------------   -----------------
          Raw  Materials                $   3,327            $   3,308
          Work-in process                     997                  962
          Finished Goods                    2,408                2,834
                                        ---------            ---------
              Total                     $   6,732            $   7,104
                                        ---------            ---------

NOTE 3.  PROPOSED MERGER WITH CHATWINS GROUP, INC.

     The Company and Chatwins Group, Inc., a Delaware corporation that owns approximately 37% of the issued and outstanding shares of common stock of the Company ("CGI"), have entered into an agreement for a stock-for-stock merger of CGI with and into the Company. Upon completion of the merger, the CGI stock outstanding will be converted into 9,500,000 shares of Company common stock, plus up to an additional 500,000 shares if CGI achieves certain post-merger performance targets. The shares of the Company's common stock currently held by CGI will be canceled in the merger. The merger is subject to approval by the Company's stockholders, the securing of adequate financing to refinance certain debt of the Company and CGI and to operate the combined company, and the condition that holders of no more than 5% of CGI stock exercise their appraisal rights under Delaware law.

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

                 (IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

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

California Tax Audit

     In June 1999, the Company reached agreement with the California Franchise Tax Board to settle the assessment of additional taxes for 1991, 1992 and 1993. The settlement agreement is subject to final approval by the State of California, which management expects will be received. Under the settlement agreement, Reunion paid $973, including interest, from the proceeds of a sale of a portion of the Company's vineyard property in California. The Company accrued $595 in prior years for this obligation based on settlement discussions. As a result of the settlement, the Company accrued an additional $370 in June 1999, with a corresponding charge to discontinued operations.

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

                 (IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

and arranging for remedial actions that may be required, the Company has also employed outside consultants from time to time to advise and assist in the Company's environmental compliance efforts. Except as described in the following paragraphs, the Company has not recorded any accruals for environmental costs.

     In February 1996, the Rostone division of ORC was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. The Company has expended $235 to date and has accrued an additional $160 based on current estimates of remediation costs. Certain of these costs are recoverable from the seller of Rostone (a related party) by offset to obligations due the seller.

     In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1,200 to discontinued operations, based on revised estimates of the remaining remediation costs. During the second quarter of 1999, the Company conducted remediation work on the property. The Company has paid $112 and is required to pay an additional $63 of the total cost of approximately $300. A regulatory hearing has been scheduled for November 1999 to consider the adequacy of the remediation conducted to date. At September 30, 1999, the remaining balance accrued by the Company for remediation costs was $1,378 Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

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

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)


NOTE 6. SEGMENT INFORMATION

     The following table presents information about the results of operations of the Company's business segments:

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                     -----------------------        ----------------------
                                                       1999           1998            1999          1998
                                                     --------       --------        --------      --------
REVENUES
  Plastic products and services                      $ 17,553       $ 22,957        $ 55,057      $ 74,029
  Agriculture                                           1,887              0           2,710             0
                                                     --------       --------        --------      --------
                                                     $ 19,440       $ 22,957        $ 57,767      $ 74,029
                                                     ========       ========        ========      ========
INCOME (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION
      AND AMORTIZATION (EBITDA)
  Plastic products and services                      $  1,694       $ 2,302         $ 4,188       $  6,877
  Agriculture                                             777           (55)            618            (40)
  Corporate and other                                    (288)       (1,895)            627        (11,830)
                                                     --------       --------        --------      --------
                                                     $  2,183       $    352        $  5,433      $ (4,993)
                                                     ========       ========        ========      ========
DEPRECIATION AND AMORTIZATION
  Plastic products and services                      $    905       $    976        $ 2,935       $  2,884
  Agriculture                                             445            117            510            349
  Corporate and other                                      (2)             1              1              3
                                                     --------       --------        --------      --------
                                                     $  1,348       $  1,094        $  3,446      $  3,236
                                                     ========       ========        ========      ========
INCOME (LOSS)  BEFORE INTEREST AND TAXES (EBIT)
  Plastic products and services                      $    789       $  1,326        $  1,253      $  3,993
  Agriculture                                             332           (172)            108          (389)
  Corporate and other                                    (286)        (1,896)            626       (11,833)
                                                     --------       --------        --------      --------
                                                          835           (742)          1,987        (8,229)
Interest expense                                         (964)          (872)         (2,282)       (2,366)
                                                     --------       --------        --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                            $   (129)      $ (1,614)       $   (295)     $(10,595)
                                                     ========       ========        ========      ========

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

     The Company and Chatwins Group, Inc., a Delaware corporation that owns approximately 37% of the issued and outstanding shares of common stock of the Company ("CGI"), have entered into an amended agreement for a stock-for-stock
merger of  CGI with and into the Company.   Upon completion of the merger, the
CGI stock outstanding will be converted into 9,500,000 shares of Company common stock, plus up to an additional 500,000 shares if CGI achieves certain post-merger performance targets. The shares of the Company's common stock currently held by CGI will be canceled in the merger. The merger is subject to approval by the Company's stockholders, the securing of adequate financing to refinance certain debt of the Company and CGI and to operate the combined company, and the condition that holders of no more than 5% of CGI stock exercise their appraisal rights under Delaware law.

     In connection with the merger, Reunion and Chatwins are jointly pursuing long-term financing options in an effort to consummate the merger within the next several months. There can be no assurances that the long-term financing can be completed or that the merger will be approved or consummated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999

     The Company had net income of $0.4 million during the three months ended September 30, 1999 compared to a net loss of $1.0 million for the three months ended September 30, 1998.

     ORC: ORC had revenues of $17.6 million and operating income of $0.7 million for the three months ended September 30, 1999 compared to revenues of $22.9 million and operating income of $1.2 million for the three months ended September 30, 1998.

     The 24% decrease in revenues resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all ORC facilities. ORC backlog totaled $17.3 million at September 30, 1999, compared to backlog of $16.7 million at December 31, 1998 and backlog of $20.7 million at September 30, 1998. Backlog is also affected by customers' continuing movement to just-in-time ordering and shorter delivery cycles.

     Cost of sales totaled $14.8 million, or 84.0% of net sales, for the three months ended September 30, 1999 compared to $19.4 million, or 84.7% of net sales, for the three months ended September 30, 1998 . Gross profit was $2.8 million for the three months ended September 30, 1999 compared to $3.5 million in the prior year period. The decrease in both cost of sales and gross profit resulted from the decrease in revenues.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


     Selling, general and administrative expenses were $2.1 million for the three months ended September 30, 1999, compared to $2.3 million for the three months ended September 30, 1998. Operating income was $0.7 million for the three months ended September 30, 1999 compared to $1.2 million in the comparable 1998 period, primarily because of the decrease in revenues.

     JULIANA: Juliana had operating income of $0.3 million on grape sales of $1.2 million and miscellaneous revenues of $0.7 million for the three months ended September 30, 1999. Juliana's agricultural operations were accounted for on the equity method in the prior year period, and the results for the period were included in Other Income and (Expense).

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $0.3 million for the three months ended September 30, 1999 compared to $0.5 million for the three months ended September 30, 1998.

     As a result of the termination of a previous merger agreement with CGI because of the inability to raise sufficient financing under then-current market conditions, the Company recorded a charge of $1.4 million in the third quarter of 1998 to write off accumulated legal, investment banking and other costs related to the merger.

     OTHER INCOME AND (EXPENSE): Interest expense was $1.0 million for the three months ended September 30, 1999 compared to $0.9 million for the prior year period. The Company recognized breakeven results from its equity investment in the agricultural operations for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Company had a net loss of $0.2 million for the nine months ended September 30, 1999 compared to a net loss of $11.2 million for the nine months ended September 30, 1998.

     ORC: Revenues and operating income of ORC were $55.1 million and $1.0 million, respectively, for the nine months ended September 30, 1999 compared to revenues and operating income of $74.0 million and $3.7 million, respectively, for the nine months ended September 30, 1998.

     The 26% decrease in revenues resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all ORC facilities. ORC backlog totaled $17.3 million at September 30, 1999, compared to backlog of $16.7 million at December 31, 1998 and backlog of $20.7 million at September 30, 1998. Backlog is also affected by customers' continuing movement to just-in-time ordering and shorter delivery cycles.

     Cost of sales totaled $47.0 million, or 85.4% of net sales, for the nine months ended September 30, 1999 compared to $63.1 million, or 85.2% of net sales for the nine months ended September 30, 1998. Gross profit was $8.1 million for the nine months ended June 30, 1999 compared to $10.9 million in the prior year period. The decrease in both cost of sales and gross profit resulted from the decrease in revenues.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

     Selling, general and administrative expenses were $7.1 million for the nine months ended September 30, 1999, compared to $7.2 million for the nine months ended September 30, 1998. The 1999 period included a $0.5 million provision for supplemental retirement compensation. Operating income was $1.0 million for the nine months ended September 30, 1999 compared to $3.7 million in the comparable 1998 period, primarily because of the decrease in revenues.

     JULIANA: Juliana had an operating loss of $0.1 million on grape sales of $1.2 million and miscellaneous revenues of $1.5 million for the nine months ended September 30, 1999. Juliana's agricultural operations were accounted for on the equity method in the prior year period, and the results for the period were included in Other Income and (Expense).

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $1.4 million for the nine months ended September 30, 1999 and $1.6 million for the nine months ended September 30, 1998. The 1999 amount includes $0.2 million of expenses incurred in connection with the proposed sale of ORC, which was subsequently terminated. The 1999 and 1998 amounts include $0.2 million and $0.4 million, respectively, of legal costs for the Company's litigation with Bargo.

     As a result of termination of a previous merger agreement with CGI because of the inability to raise sufficient financing under then-current market conditions, the Company recorded a charge of $1.4 million in the third quarter of 1998 to write off accumulated legal, investment banking and other costs related to the merger.

     OTHER INCOME AND (EXPENSE): Interest expense was $2.3 million for the nine months ended September 30, 1999 compared to $2.4 million for the prior year period as a result of lower interest rates on ORC's new credit facility with CITBC. The Company recorded a charge of $8.8 million in the 1998 period to record entry of judgment in the Company's litigation with Bargo. The Company also recorded a $1.6 million charge in the 1999 period for interest and credit support fees relating to the bond posted in the appeal of the Bargo litigation judgment, and recognized a gain of $3.6 million in the 1999 period as a result of the settlement of this litigation. See Note 4 of the Notes to Consolidated Financial Statements. The Company recognized break-even results from its equity investment in the agricultural operations for the nine months ended
September 30, 1998.

DISCONTINUED OPERATIONS

     The Company recognized income from discontinued operations of $0.5 million and $0.1 million, respectively in the three month and nine month periods ended September 30, 1999. The third quarter income was from receipt of a payment from an insurance company on claims relating to the offshore drilling business discontinued in 1993. The Company recorded a $0.4 million charge in the second quarter of 1999 as a result of the settlement of a California tax audit. The Company recorded a $1.2 million discontinued operations charge in the second quarter of 1998 to increase its accrual for estimated environmental remediation costs relating to oil and gas properties in Louisiana.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF 1999 ACTIVITIES

     Cash and cash equivalents totaled $1.2 million at September 30, 1999. During the nine months ended September 30, 1999, cash decreased $0.8 million, with $4.8 million used in operations, $1.2 million used in investing activities and $5.1 million provided by financing activities.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

     Investing Activities: Capital expenditures were $1.9 million and proceeds from the sale of agricultural land were $1.4 million.

     Financing Activities: Proceeds from new term loan borrowings totaled $13.8 million, principally due to Juliana's $7.5 million refinancing and the $6.0 million borrowing under ORC's credit facility to fund the Bargo settlement payment as described below. Principal payments reduced long-term obligations by $7.6 million, including $5.7 million repaid from the proceeds of the Juliana refinancing. Net short term borrowings were reduced $0.7 million.

FACTORS AFFECTING FUTURE LIQUIDITY

     Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, ORC and Juliana.

     CORPORATE: Corporate expenses, including salaries and benefits, professional fees and other public company costs, are expected to be approximately $1.5 million annually. A payment of $5.0 million to settle the Bargo litigation was made on July 15, 1999 and a settlement payment of approximately $1.0 million to conclude a California tax audit was made on September 2, 1999. In addition, a significant portion of the $1.4 million accrued for environmental remediation of the Louisiana properties, described below under "Contingencies and Uncertainties," is expected to be expended during the next twelve months. The Company's source of funds for these expenses, other than from additional borrowings, are from cash balances and permitted payments by ORC and Juliana. The corporate cash balance at September 30, 1999 was $0.1 million.

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

     The $5.0 million settlement payment to Bargo in July 1999 was funded by a temporary overadvance on the revolver portion of ORC's credit facility and the letter of credit was released. In August 1999, the credit facility was amended to increase term loan A to $8.25 million and provide for a $3.0 million term loan B. This amended facility replaces the temporary overadvance and provides additional working capital for ORC. The guarantee by Mr. Bradley and the pledges of collateral by Reunion and SFSC were continued under this amendment. Substantially all the amounts permitted to be paid by ORC to Reunion are expected to be used to fund continuing guarantee fees on this loan facility.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

     Without additional financing, management believes that the Company will not have sufficient resources to meet its corporate expenses and legal and environmental costs as they become due over the next twelve months. During 1998 and the first quarter of 1999, the Company borrowed a total of $1.0 million from SFSC. These borrowings bear interest at 15%, and were due to mature September 30, 1998. Reunion Industries repaid $0.8 million, including interest, in February 1999 and $0.3 million, including interest, in August 1999. There can be no assurances that additional financing will be arranged, or that SFSC will lend additional funds. If Reunion is unable to complete the merger with CGI and the related refinancing transaction, or arrange alternative financing, during the fourth quarter of 1999, it will be necessary to reduce or defer corporate headquarters salaries and other corporate expenses and it may be necessary to sell one or more of the company's businesses.

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

     ORC: In October 1998, ORC closed the new credit facility with CITBC. This is a six-year senior secured credit facility including revolving credit loans of up to $10.2 million and a term loan in the initial amount of $6.0 million for ORC. The proceeds were used to refinance ORC's debt with Congress Financial Corporation and to provide working capital for ORC. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, over the next twelve months. At September 30, 1999 ORC had $0.8 million in revolving credit availability.

     JULIANA: In January 1999, Juliana closed a $7.5 million loan with Equitable Life Assurance Society of the United States ("Equitable"). The proceeds were used to refinance Juliana's existing $2.0 million loan with Equitable, to repay a $3.7 million 4-month note and for working capital. In March 1999, Juliana entered into a $1.5 million one-year credit facility with Napa National Bank secured by grape sale contracts for the 1999 harvest. The proceeds were used for 1999 farming operations and will be repaid from proceeds of grape sales.

     In August 1999, Juliana sold a portion of the vineyard property to a third party for net proceeds of $1.4 million. The proceeds were used to pay the California tax settlement and to repay debt to SFSC. The Company is continuing its efforts to sell the remaining vineyard property, but there is no assurance that it will be able to do so at a reasonable price or at all. If the Company is unable to sell additional parcels, it may not be possible for Juliana to fund its operating requirements over the next twelve months without funding from Corporate.

CONTINGENCIES AND UNCERTAINTIES

     In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1.2 million to discontinued operations, based on revised estimates of the remaining remediation costs. During the second quarter of 1999, the Company conducted remediation work on the property. The Company is required to pay $0.2 million of the total cost of $0.3 million. A regulatory hearing has been scheduled for November 1999 to consider the adequacy of the remediation conducted to date. At September 30, 1999, the remaining balance accrued by the

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

Company for these remediation costs is approximately $1.4 million. Owners of a portion of the property have objected to the Company's proposed cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

YEAR 2000 COMPUTER COMPLIANCE

     The Company, like most companies, utilizes electronic technology which includes computer hardware and software systems that process information and perform calculations that are date-and time-dependent. The Company is aware that the coming of the Year 2000 poses pervasive and complex problems in that virtually every computer operation (including manufacturing equipment and other non-information systems equipment), unless it is Year 2000 compliant, will be affected in some way by the rollover of the two-digit year value from "99" to "00" and the inadvertent recognition by electronic technology of "00" as the year 1900 rather than Year 2000. The Company is also aware that it may not only be negatively affected by the failure of its own systems to be Year 2000 compliant, but may also be negatively affected by the Year 2000 non-compliance of its vendors, customers, lenders and any other party with which the Company transacts business.

     The Company has completed its assessment of all of the systems and software in place at all locations and has implemented hardware replacements and software upgrades where necessary to achieve Year 2000 compliance. Because the Company uses integrated accounting and manufacturing software provided by third party vendors, it has avoided internal programming costs associated with modifying code and data to handle dates past the year 2000. The latest software releases provided by the respective third party vendors have achieved Year 2000 certification from independent testing organizations. The Company has upgraded all of its software to Year 2000 compliant releases. Upgrading and testing is complete at all of the company's seven manufacturing locations and at the headquarters location. Significant customers and outside vendors such as suppliers, banks and payroll services have been contacted and have provided assurances that they are Year 2000 compliant. Because the Company has completed the upgrading of all of its software, management has not developed a Year 2000 contingency plan. Management continues to monitor the Year 2000 compliance process and will develop contingency plans if problems are identified in the future.

     The Company has incurred internal staff and other costs as a result of modifying existing systems to be Year 2000 compliant. Such costs were expensed as incurred and funded through internally generated cash while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives. The hardware replacements and software upgrades were principally planned to improve operating controls and implementation was not significantly accelerated. Management estimates that the incremental cost to the Company of enterprise-wide Year 2000 compliance will total approximately $0.05 million.

     Management recognizes that the failure of the Company or any party with which the Company conducts business to be Year 2000 compliant in a timely manner could have a material adverse impact on the operations of the Company. If the Company's systems were to fail because they were not Year 2000 compliant, the Company would incur significant costs and inefficiencies. Manual systems for manufacturing and financial control would have to be implemented and staffed. Significant customers might decide to cease doing business with the Company. Disruptions in electric power or in the delivery of materials could cause significant business interruptions. Similarly, business interruptions at significant customers could result in deferred or canceled orders. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the company cannot ensure its ability to resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability in a timely and cost-effective manner.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, the Company has market risk exposures to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

     The Company manufactures its products in the United States and Ireland and sells products in those markets as well as in Europe. International sales were 28% of the Company's sales in 1998 and 27% for the nine months ended September 30, 1999. The Company's operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in Europe. The Company does not actively hedge its foreign currency risk because the international operations are self-financed and the translation exposure is not considered material to the Company's financial condition, liquidity or results of operations.

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

     The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. The variable rate debt was approximately $21 million at September 30, 1999, which is representative of balances outstanding during the year following the funding of the settlement payment for the Bargo litigation. A 0.25% change in interest rates would affect results of operations by approximately $0.05 million.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         27  Financial Data Schedule

         (b) CURRENT REPORTS ON FORM 8-K

         During the quarter ended September 30, 1999, the Company filed no reports on Form 8-K.

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


Date: November 15, 1999