Form 10-K405
period 1999-12-31
REUNION INDUSTRIES INC
filed 2000-03-30
CIK 1003429

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K
                               ----------------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the fiscal year ended December 31, 1999 or

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

                          300 Weyman Plaza, Suite 340
                        Pittsburgh, Pennsylvania 15236
         (Address, including zip code, of principal executive offices)
                                (412) 885-5501
                    (Telephone number, including area code)

                             62 Southfield Avenue
                        One Stamford Landing, Suite 208
                              Stamford, CT 06902
                               (Former address)
                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
         Title of Each Class                             on Which Registered
         -------------------                           -----------------------
     Common Stock, $.01 par value                      American Stock Exchange
                                                       Pacific Exchange, Inc.

                               ----------------

      Securities registered pursuant to Section 12(g) of the Act: (None)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X   No

  As of March 23, 2000, the registrant had 11,990,109 shares of Common Stock issued and outstanding. As of March 23, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the high and low sales prices on the American Stock Exchange) was approximately $12,029,000.

                      Documents Incorporated by Reference

  Part III, Items 10 through 13 are incorporated from the Registrant's definitive proxy statement to be filed within 120 days after the close of Reunion Industries' fiscal year.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            REUNION INDUSTRIES, INC.
                         TABLE OF CONTENTS OF FORM 10-K

                                     PART I

 Item No.                                                                   Page
 --------                                                                   ----
 1.       BUSINESS.......................................................     1
          General........................................................     1
          Chatwins Group Merger..........................................     2
          Plastic Products and Services..................................     2
          Agricultural Operations........................................     5
          Discontinued Operations........................................
          Environmental Regulation.......................................     5
          Employees......................................................     6
 2.       PROPERTIES.....................................................     7
 3.       LEGAL PROCEEDINGS..............................................     7
 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     8

                                      PART II
 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...........................................     8
 6.       SELECTED FINANCIAL DATA........................................    10
 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................    11
 7.a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    16
 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......    16
 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................    16

                                      PART III
 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    17
 11.      EXECUTIVE COMPENSATION.........................................    17
 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    17
 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    17

                                      PART IV
 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
           FORM 8-K......................................................    17
          SIGNATURES.....................................................    18

                          FORWARD LOOKING STATEMENTS

  This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements speak only as of the date of this Form 10-K, and Reunion Industries expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. Although Reunion Industries believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. Such factors include, but are not limited to, domestic and international economic conditions which affect the volume of sales of business and consumer goods by Reunion Industries' customers and, therefore, the volume of sales of component parts produced by Reunion Industries; the cost and availability of materials, labor and other goods and services used in Reunion Industries' operations; actions of Reunion Industries' competitors and industry trends, which affect the pricing of Reunion Industries' products; the cost of interest on Reunion Industries' debt; and the effects on financial position, results of operations and liquidity of the Chatwins Group merger.

                                    PART I

ITEM 1. Business

General

  Reunion Industries, Inc., a Delaware corporation ("Reunion Industries" or the "Company"), is the successor by merger, effective April 19, 1996, of Reunion Resources Company. Reunion Industries' executive offices are located at 300 Weyman Plaza, Suite 340, Pittsburgh, Pennsylvania 15236 and its telephone number is (412) 885-5501.

  Reunion Industries, through its wholly owned subsidiary, Oneida Rostone Corp. (doing business as ORCplastics), manufactures high volume, precision plastic products and provides engineered plastics services. Reunion Industries, through its subsidiary Juliana Vineyards ("Juliana") is also engaged in wine grape agricultural operations in Napa County, California. General information about each of Reunion Industries' principal businesses is set forth below under the captions "Plastic Products and Services", "Agricultural Operations" and "Discontinued Operations."

  During the five year period ended December 31, 1999, Reunion Industries, through its subsidiaries, was also engaged in exploring for, developing, producing and selling crude oil and natural gas in the United States. In November 1995, Reunion Industries' Board of Directors resolved to pursue the sale of Reunion Industries' oil and gas assets and discontinue Reunion Industries' oil and gas operations. On May 24, 1996, Reunion Industries completed the sale of its wholly owned subsidiary, Reunion Energy Company ("Reunion Energy"), which included substantially all of Reunion Industries' oil and gas assets.

  Reunion Industries' original predecessor was organized in California in 1929. Reunion Industries' predecessor, Buttes Gas and Oil Co., and certain of its subsidiaries emerged in December 1988 from a reorganization in bankruptcy under Chapter 11 of the United States Bankruptcy Code. Effective June 29, 1993, Buttes Gas & Oil Co. completed a recapitalization that reduced the number of outstanding shares of common stock by approximately 95% and then merged into Reunion Resources, a Delaware corporation. Reunion Resources merged into Reunion Industries effective April 19, 1996.

  Reunion Industries' Certificate of Incorporation includes certain capital stock transfer restrictions which are designed to prevent any person or group of persons from becoming a 5% shareholder of Reunion Industries and to prevent an increase in the percentage stock ownership of any existing person or group of persons that constitutes a 5% shareholder by prohibiting and voiding any transfer or agreement to transfer stock to the extent that it would cause the transferee to hold such a prohibited ownership percentage. The transfer restrictions are intended to help assure that Reunion Industries' substantial net operating loss carryforwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" (measured over a three year testing period) for federal income tax purposes. The transfer restrictions do not apply to transfers approved by Reunion Industries' Board of Directors if such approval is based on a determination that the proposed transfer will not jeopardize the full utilization of Reunion Industries' net operating loss carryforwards.

Chatwins Group Merger

  On March 16, 2000, Reunion Industries completed a merger with Chatwins Group, Inc., a Delaware corporation ("Chatwins Group"), which prior to the merger owned approximately 37% of Reunion Industries' common stock (see Item 13 "Certain Relationships and Related Transactions"). The merger was approved by Reunion Industries' board of directors in July 1999 and by its stockholders in December 1999, subject to certain conditions, including the completion of a refinancing that would retire certain debt and provide adequate working capital after the merger. As described below under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Factors Affecting Future Liquidity," Reunion Industries entered into credit facilities with Bank of America and others simultaneously with the merger.

  To complete the merger, Reunion Industries issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. Cash was paid in lieu of issuing fractional shares. The 1,450,000 shares of Reunion Industries common stock previously owned by Chatwins Group were retired in the merger. As a result of the merger, the Chatwins Group stockholders own approximately 79% of Reunion Industries' outstanding common stock. The merger agreement also provides that up to an additional 500,000 shares of common stock will be issued to the Chatwins Group stockholders if the former Chatwins Group businesses achieve specified performance levels in 2000.

Plastic Products and Services

  ORCplastics manufactures plastic products and provides engineered plastics services through its three divisions. The domestic thermoplastics division designs and produces injection molded parts and provides secondary services such as hot stamping, welding, printing, painting and assembly of such products and designs and builds custom molds at its tool shop in order to produce component parts for specific customers. The Rostone division compounds and molds thermoset polyester resins. Data Packaging Limited, which operates in Ireland, manufactures high volume, precision plastic parts and provides engineered plastics services.

 Domestic Thermoplastics Division

  Founded in 1964 as Oneida Molded Plastics, the domestic thermoplastics division is a full-service plastic injection molder which manufactures high-volume, precision plastic products and provides secondary services such as hot stamping, welding, printing, painting and assembly of such products.

  Products. The division's principal products consist of specially designed and manufactured components for office equipment; business machines; computers and peripherals; telecommunications, packaging and industrial equipment; and recreational and consumer products.

  Markets and Customers. The markets in which the domestic thermoplastics division competes have sales in excess of $25 billion per year. These markets are highly competitive. The principal competitors are international companies with multi-plant operations based in the United States, Germany, France and Japan, as well as approximately 3,800 independent companies located in the United States engaged in the custom molding business. Most of these companies are privately owned and have sales volumes ranging from $3 million to $7 million per year. In addition, approximately one-half of the total injection molding market is supplied by in-house molding shops. The domestic thermoplastics division competes on the basis of customer service, product quality and price.

  During 1999, sales to one customer, Xerox, were approximately 14% of the domestic thermoplastics division's sales (8% of ORCplastics' consolidated sales). The loss of this customer could have a material adverse effect on the results of operations of the domestic thermoplastics division, but sales to Xerox have declined as a percentage of the division's sales as the Company diversifies its customer base. During 1998 and 1997, Xerox was responsible for more than 20% of the division's net sales. In addition to Xerox, the division has approximately 500 customers in the various industries described above. ORCplastics continues to seek additional customers in the business machines, consumer products and medical products industries. We believe that these new customers provide future growth opportunities for the division.

  Sales and Marketing. Sales of products are made through an internal sales staff and a network of independent manufacturer's representatives working from nine separate regional offices throughout the eastern United States. The division generally pays commissions of between 2% and 5% percent of sales based upon volume.

  Manufacturing. The domestic thermoplastics division designs and manufactures most of its products by injection molding to a customer's specifications. In most cases, the division obtains a contract to produce a specified number of custom designed products using custom built molds owned by the customer. The customer either provides its own molds or has the division design and build or obtain from a supplier the molds necessary to produce the products. The custom molds produced by the division are manufactured at its tool shop, which is located in Phoenix, New York. The division has three injection molding facilities, which are located in Oneida and Phoenix, New York, and Siler City, North Carolina.

  The principal raw materials used by the domestic thermoplastics division are thermoplastic polymers. These materials are available from a number of suppliers. Prices for these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials will not increase in the future. The division's contracts with its customers generally provide that such price increases can be passed through to the customers.

  The majority of the domestic thermoplastics division's engineering work is related to meeting design requirements and specifications of its customers that require customized products and developing greater production efficiencies. To meet these objectives, the division has engineering personnel at each of its manufacturing locations. The division's business is not materially dependent on any patents, licenses or trademarks.

 Rostone

  Founded in 1927, the Rostone division manufactures precision thermoset plastic molded parts and proprietary thermoset molding compounds.

  Products. Rostone's principal products consist of specially designed and manufactured components for original equipment manufacturers in the electrical, transportation, appliance and office equipment industries. Rostone is also a compounder of proprietary fiberglass reinforced materials used in a number of customer applications.

  Markets and Customers. Rostone competes in a market with a limited number of privately owned competitors and in-house molders on the basis of product specifications, customer service and price. During 1999, 1998 and 1997, one customer, Cutler Hammer, was responsible for more than 20% of Rostone's sales. Sales to Cutler Hammer were approximately 30% of Rostone's sales during 1999 (7% of ORCplastics' consolidated sales). The loss of this customer could have a material adverse effect on Rostone's results of operations. Rostone continues to seek new customers in the industries described above and in other industries.

  Sales and Marketing. Sales of Rostone's products are made through an internal sales staff and a network of independent representatives working from ten separate offices throughout the central United States. Rostone generally pays commissions of between 3% and 5% of sales based on volume.

  Manufacturing. Rostone manufactures its thermoset products using customer-owned custom-built molds to produce parts to customer specifications. These molds are either provided by the customer or designed by Rostone and built by Oneida's tooling facility or by another supplier. Rostone has one molding facility, located in Lafayette, Indiana.

  The principal raw materials used by Rostone are styrene, polyester resins, fiberglass and commercial phenolics. These materials are available from a number of suppliers. Prices and availability of these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials used by Rostone will not increase in the future. When possible, if shortages occur, Rostone engineers new products to provide its customers a cost-effective alternative to the material in short supply.

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

 Data Packaging

  Founded in 1981, Data Packaging is a full-service custom plastics injection molder which manufactures high-volume, precision plastic products and provides engineered plastics services.

  Products. Data Packaging's principal products consist of specially designed and manufactured components for office equipment, business machines, computer and peripherals, and telecommunications equipment.

  Markets and Customers. Data Packaging's markets are highly competitive. Principal competitors are international companies with operations in Ireland and Western Europe, and approximately five independent companies in Ireland. Data Packaging competes on the basis of price, customer service and product quality. One customer, Hewlett Packard, represented approximately 35% of Data Packaging's sales during 1999 (7% of ORCplastics' consolidated sales). The loss of this customer could have a material adverse effect on Data Packaging's results of operations. Dell Computer represented more than 20% of Data Packaging's net sales in 1998 but 14% in 1999. Data Packaging continues to seek new customers in the office equipment and telecommunications industries in Europe.

  Sales and Marketing. Sales of Data Packaging's products are made by the company's in-house sales force.

  Manufacturing. Data Packaging designs and manufactures its products to a customer's specifications using custom-built molds owned by the customer. The customer either provides its own molds or has Data Packaging design and obtain from a supplier the molds necessary to produce the products. All operations are conducted from one facility in Mullingar, County Westmeath, Ireland.

  The principal raw materials used by Data Packaging are thermoplastic polymers. These materials are available from a number of suppliers. Prices for these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials used by Data Packaging will not increase in the future. Data Packaging's contracts with its customers generally provide that such price increases can be passed through to the customers.

  The majority of Data Packaging's engineering work is related to meeting design requirements and specifications of its customers that require customized products and developing greater production efficiencies. Data Packaging's business is not materially dependent on any patents, licenses or trademarks.

Agricultural Operations

  Juliana is engaged in wine grape vineyard development and the growing and harvesting of wine grapes for the premium table wine market. Reunion Industries' wine grape agricultural operations consist of approximately 3,300 acres, of which approximately 970 acres are suitable for wine grape production and of which approximately 335 acres are currently in production. This property is located within the official boundaries of the Napa Valley American Viticultural Area, the premier grape growing region of North America. Reunion Industries does not hold a significant position in the wine grape market. Prices received on the sale of wine grapes may fluctuate widely, depending upon supply, demand and other factors.

  From October 1994 to September 1998, Juliana conducted its agricultural operations through the Juliana Preserve, a joint venture organized as a California general partnership. Juliana had a 71.7% interest in the net income and net assets of the joint venture, but had a 50% voting interest in matters concerning the operation, development and disposition of the joint venture assets. In September 1998, Juliana purchased the interest of its joint venture partner for approximately $5.9 million.

  In August 1997, the Preserve sold approximately 520 acres, including approximately 290 plantable acres, to a Napa Valley winery. In September 1998, Juliana sold approximately 420 acres, including approximately 250 plantable acres, to an Australian winery. Also during 1998, Juliana formed the Juliana Mutual Water Company ("JMWC") to own and operate the water storage and transmission system for the entire property originally owned by the Juliana Preserve. Ownership of JMWC is generally in proportion to plantable acres as specified in the JMWC bylaws. In August 1999, Juliana sold approximately 260 acres, including approximately 190 plantable acres, to a Napa Valley winery. Juliana is attempting to sell substantially all of the remaining property, but there can be no assurances that it will be able to do so.

  Juliana has undertaken a limited wine grape development effort which management believes will enhance the value of the property. Approximately 95 acres were planted in 1998. These new plantings should reach production in two or three years. If the entire property is not sold, additional plantings may be made in future years if additional funds can be obtained through financing or from additional property sales. One parcel including approximately 65 plantable acres has been leased to a Napa Valley winery. Juliana also provides vineyard development and farm management services to certain of the third party owners and lessees of parcels in the Juliana Preserve.

Environmental Regulation

  Various federal, state and local laws and regulations including, without limitation, laws and regulations concerning the containment and disposal of hazardous waste, oil field waste and other waste materials, the use of storage tanks, the use of insecticides and fungicides and the use of underground injection wells directly or indirectly affect Reunion Industries' operations. In addition, environmental laws and regulations typically impose "strict liability" upon Reunion Industries for certain environmental damages. Accordingly, in some situations, Reunion Industries could be liable for clean up costs even if the situation resulted from previous conduct of Reunion Industries that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with Reunion Industries or events outside the control of Reunion Industries. Such clean up or costs associated with changes in environmental laws and regulations could be substantial and could have a materially adverse effect on Reunion Industries' consolidated financial position, results of operations or cash flows.

  ORCplastics' plastic products and service business routinely uses chemicals and solvents, some of which are classified as hazardous substances. Juliana's vineyard operations routinely use fungicides and insecticides, the handling, storage and use of which is regulated under the Federal Insecticide, Fungicide and Rodenticide Act, as well as California laws and regulations. Reunion Industries' former oil and gas business and related activities routinely involved the handling of significant amounts of waste materials some of which are classified as hazardous substances.

  Except as described in the following paragraphs, Reunion Industries believes it is currently in material compliance with existing environmental protection laws and regulations and is not involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions that may be required, Reunion Industries has also employed outside consultants from time to time to advise and assist Reunion Industries' environmental compliance efforts. Except as described in the following paragraphs, Reunion Industries is not aware of any conditions or circumstances relating to environmental matters that will require significant capital expenditures by Reunion Industries or that would result in material adverse effects on its businesses.

  In February 1996, Rostone was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. Rostone has initiated a remediation plan under an agreement with the Indiana Department of Environmental Management and expects to substantially complete the remediation during 2001. Rostone has expended approximately $0.3 million and has accrued an additional $0.1 million based on current estimates of remediation costs. Certain of these costs were recoverable from CGI Investment Corp., the seller of Rostone. (See Item 13-- "Certain Relationships and Related Transactions".)

  In connection with the sale of Reunion Energy, Reunion Industries retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. Reunion Industries is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. Reunion Industries has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by Reunion Industries. During 1998 Reunion Industries increased this accrual by a charge of $1.2 million to discontinued operations, based on revised estimates of the remaining remediation costs. During 1999, Reunion Industries conducted remediation work on the property. Reunion Industries paid $0.2 million of the total cost of $0.3 million. At December 31, 1999, the balance accrued for these remediation costs is approximately $1.3 million. A regulatory hearing was held in January 2000 to consider the adequacy of the remediation conducted to date. No decision has been rendered to date, but Reunion Industries does not believe that the cost of future remediation will exceed the amount accrued. Owners of a portion of the property have objected to Reunion Industries' proposed cleanup methodology and have filed suit to require additional procedures. Reunion Industries is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

Employees

  At December 31, 1999, Reunion Industries employed 794 full time employees, of whom 784 were employed in the plastic products segment, six were employed in agricultural operations and four were corporate personnel. Reunion Industries also employs hourly employees in its agricultural operations, the number of whom varies throughout the year.

  In ORCplastics' Rostone division, approximately 164 employees are represented by the International Brotherhood of Electrical Workers, AFL-CIO, under a collective bargaining agreement which expires in February 2003.

  Substantially all of Data Packaging's 130 hourly employees are represented by the Services Industrial Profession and Technical Union. Data Packaging participates in the Irish Business and Employers Confederation, which negotiates binding national agreements about employment policy, pay increases and taxation with the government and trade unions. The current agreement expires August 2000.

ITEM 2. Properties

Manufacturing Properties

  Reunion Industries' properties used in the plastic products and services segment are as follows:

                                                               Lease
                                   Square                    Expiration
   Division          Location       Feet   Land Acres Title     Date                  Use
   --------          --------      ------  ---------- -----  ----------               ---
Domestic        Oneida, NY          84,000     3.5    Owned*       --   Manufacturing and Administrative
Thermoplastics  Phoenix, NY         28,000      --    Leased  1/31/05   Manufacturing
                Phoenix, NY         20,000     2.0    Owned*       --   Manufacturing
                Siler City, NC     130,000     8.3    Owned*       --   Manufacturing and Administrative
Rostone         Lafayette, IN      168,000    20.0    Owned*       --   Manufacturing and Administrative
Data Packaging  Mullingar, Ireland  72,000     5.9    Owned        --   Manufacturing and Administrative

--------
* Subject to mortgages in connection with ORCplastics' credit facility with The CIT Group/Business Credit, Inc. (see Note 8 of the Notes to the Consolidated Financial Statements).

 Reunion Industries believes that these facilities are suitable and adequate for ORCplastics' use.

Other Properties

  Reunion Industries owns the 3,300 acres on which it conducts its wine grape agricultural operations and maintains an office facility on its vineyard property. Reunion Industries is attempting to sell this property.

  In connection with the sale of its oil and gas business, Reunion Industries retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. Reunion Industries intends to sell these properties when the litigation is resolved.

  Reunion Industries holds title to or recordable interests in federal and state leases totaling approximately 55,000 acres near Moab, Utah, known as Ten Mile Potash. Sylvanite, a potash mineral, is the principal mineral of interest and occurrence in the Ten Mile Potash property. To date, Ten Mile Potash has not yielded any significant revenues from mining operations or any other significant revenues, and Reunion Industries is pursuing the sale or farmout of these interests.

  Reunion Industries subleases, from Stanwich Partners, Inc., a related party (see Item 13 "Certain Relationships and Related Transactions"), approximately 1,500 square feet of office space in Stamford, Connecticut for its corporate offices. Management believes the terms of this sublease are comparable to those available from third parties.

ITEM 3. Legal Proceedings

  Certain litigation in which Reunion Industries is involved is described below.

  The owners of a portion of the Reunion Industries property in Louisiana currently being remediated for environmental contamination have objected to Reunion Industries' proposed cleanup methodology and have filed suit to require additional procedures. Reunion Industries is contesting the litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature.

  A suit was filed in December 1999 in the Court of Chancery of the State of Delaware against Reunion Industries and its directors and Chatwins Group in connection with the proposed merger. The lawsuit alleges breaches of fiduciary duty by the defendants in setting the exchange ratio of the merger. The defendants maintain that the exchange ratio fixed for the merger fairly reflected the relative values of Reunion Industries and Chatwins Group when the merger terms were agreed. The suit is in its early stages and no discovery has begun. Reunion Industries intends to vigorously contest this lawsuit.

  Reunion Industries and it subsidiaries are the defendants in other lawsuits and administrative proceedings which have arisen in the ordinary course of business. Reunion Industries believes that any material liability which can result from any of such lawsuits or proceedings has been properly reserved for in Reunion Industries' financial statements or is covered by indemnification in favor of Reunion Industries or its subsidiaries, and that, therefore, the outcome of these lawsuits or proceedings will not have a material adverse effect on Reunion Industries' financial position, results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

  At a special meeting of Reunion Industries' stockholders held December 15, 1999, which also served as Reunion

  Industries' 1999 annual meeting, stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on October 22, 1999 voted to approve the proposals included in Reunion Industries' proxy statement as follows:

                                          For    Withhold
 Proposal 1: Election of Directors        ---    --------
             Thomas N. Amonett         3,422,305 331,208
             Charles E. Bradley, Sr.   3,422,035 331,478
             Thomas L. Cassidy         3,422,125 331,388
             W. R. Clerihue            3,422,170 331,343
             Franklin Myers            3,422,305 331,208
             John G. Poole             3,422,155 331,358

                                                                        Broker
                                           For    Against Abstentions Non-Votes
                                           ---    ------- ----------- ---------
 Proposal 2: Consideration and
             approval of the Merger
             Agreement with Chatwins
             Group, Inc.                2,584,489 429,597     3,699     735,728

                                                                        Broker
                                           For    Against Abstentions Non-Votes
                                           ---    ------- ----------- ---------
 Proposal 3: To consider and act upon
             such other business as
             may properly come before
             the Meeting                3,317,806 322,245   113,421          --

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  Beginning March 23, 2000, Reunion Industries' Common Stock is traded on the American Stock Exchange (RUN). Previously, Reunion Industries' Common Stock was traded in the over-the-counter market and was listed on the NASDAQ Small-Cap Market (RUNI). The stock was also listed on the Pacific Exchange (RUN).

  As of March 23, 2000, there were approximately 1,335 holders of record of Reunion Industries' Common Stock with an aggregate of 11,990,109 shares outstanding.

  The table below reflects the high and low sales prices on the NASDAQ Small-Cap Market for the quarterly periods in the two years ended December 31, 1999. The NASDAQ Small-Cap quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended                                                       High   Low
-------------                                                      ------ ------
1999
  March 31........................................................ $5.250 $2.625
  June 30......................................................... $4.875 $3.188
  September 30.................................................... $3.500 $2.375
  December 31..................................................... $2.625 $1.688
1998
  March 31........................................................ $5.500 $4.750
  June 30......................................................... $7.625 $5.000
  September 30.................................................... $6.125 $2.875
  December 31..................................................... $3.250 $2.406

  No cash dividends have been declared or paid during the past three years with respect to the Common Stock. The Board of Directors currently follows a policy of retaining any earnings for operations and for the expansion of the business of the company. Cash dividends are also limited by the availability of funds, including dividend preferences on preferred stock and limitations contained in Reunion Industries' lending agreements (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Factors Affecting Future Liquidity"). Therefore, Reunion Industries anticipates that it will not pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. Selected Financial Data

                                           Year Ended December 31,
                                  ---------------------------------------------
                                  1999(1)  1998(2)   1997(3)  1996(4)  1995(5)
                                  -------  --------  -------  -------  --------
                                    (In Thousands, Except Per Share Data)
Operations Data
Continuing Operations:
  Operating Revenue.............  $76,099  $ 97,318  $93,378  $60,305  $ 10,855
                                  =======  ========  =======  =======  ========
  Operating Income (Loss).......     (476)    1,495    2,513    1,449    (3,016)
  Interest Expense..............   (3,392)   (3,221)  (3,267)  (2,402)     (508)
  Provision for Bargo Judgment
   and Related Costs............   (1,646)   (9,239)      --       --        --
  Bargo Settlement Claim........    3,617        --       --       --        --
  Equity in Writedown of Joint
   Venture Development Costs....       --        --     (855)  (1,290)       --
  Other Income (Expense)........      635      (136)     714      425       (57)
  Income Tax Benefit (Expense)..     (226)      661      (86)    (876)       --
                                  -------  --------  -------  -------  --------
Loss From Continuing Operations.   (1,488)  (10,440)    (981)  (2,694)   (3,581)
                                  -------  --------  -------  -------  --------
Discontinued Operations:
  Agriculture...................       --        --      710     (710)       --
  Oil and Gas...................      339    (1,710)      --    1,122   (10,389)
                                  -------  --------  -------  -------  --------
Income (Loss) From Discontinued
 Operations.....................      339    (1,710)     710      412   (10,389)
                                  -------  --------  -------  -------  --------
Extraordinary Items.............       --      (233)      --       --        --
                                  -------  --------  -------  -------  --------
Net Loss........................  $(1,149) $(12,383) $  (271) $(2,282) $(13,970)
                                  =======  ========  =======  =======  ========
Income (Loss) Per Share--Basic:
  Continuing Operations.........  $ (0.38) $  (2.69) $ (0.25) $  (.70) $   (.93)
  Discontinued Operations.......     0.09      (.44)    0.18     0.11     (2.72)
  Extraordinary Items...........       --     (0.06)      --       --        --
                                  -------  --------  -------  -------  --------
  Net Loss......................  $ (0.29) $  (3.19) $ (0.07) $ (0.59) $  (3.65)
                                  =======  ========  =======  =======  ========
Loss Per Share--Diluted.........  $ (0.29) $  (3.19) $ (0.07) $ (0.59) $  (3.65)
                                  =======  ========  =======  =======  ========
Balance Sheet Data
Total Assets....................  $66,311  $ 74,874  $72,059  $75,176  $ 51,935
Long-term Obligations...........  $21,153  $ 17,237  $12,654  $15,575  $  7,947
Stockholders' Equity............  $14,545  $ 16,239  $28,317  $28,944  $ 31,254
Weighted Average Common Shares
 Outstanding....................    3,924     3,881    3,855    3,855     3,832
Cash Dividends per Common Share.  $   -0-  $    -0-  $   -0-  $   -0-  $    -0-

--------
(1) Operating income includes a $1.6 million charge for costs related to the litigation with Bargo Energy Company and a $3.6 million gain from settlement of this litigation. See Note 3 of the Notes to Consolidated Financial Statements.

(2) Includes Juliana as a consolidated subsidiary subsequent to the September 1998 purchase of joint venture partner's interest. See Item 1 "Business-- Agricultural Operations." Operating income includes a $9.2 million charge to record entry of the judgment and related costs in the Bargo litigation. Net income includes a $1.2 million charge for increase in a provision for environmental remediation and a $0.5 million charge for a provision for tax settlement, included in "Discontinued Operations." See
     Item 1 "Business-- Environmental Regulation" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations."

(3) Operating income includes a $1.0 million charge for writedown of excess equipment. Net income also includes a $0.9 million charge for equity in the write-off of joint venture development costs and income of

   $0.7 million from reversal of the 1996 estimated loss on disposal of the agricultural and real estate operations. See Note 6 of the Notes to the Consolidated Financial Statements.

(4) Includes the results of operations of Rostone subsequent to its acquisition on February 2, 1996. Includes the results of two plastics businesses subsequent to their acquisitions on November 18, 1996. Includes a $1.3 million impairment charge, a $0.7 million charge for the estimated loss on disposal of the agricultural and real estate operations and a $1.1 million net gain from the disposal of the oil and gas operations.

(5) Includes the results of operations of Oneida Molded Plastics subsequent to its acquisition on September 14, 1995. Includes a $7.0 million impairment charge against Reunion Industries' oil and gas properties and a $3.8 million charge for the expected loss on disposal of the oil and gas operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Overview

  Reunion Industries' principal operations are in the plastic products and services industry through its wholly owned subsidiary Oneida Rostone Corp. (doing business as ORCplastics). Reunion Industries is also engaged in wine grape agricultural operations in Napa County, California through its wholly owned subsidiary Juliana Vineyards.

  Reunion Industries recognized a net loss of $1.1 million in 1999 compared to a net loss of $12.4 million in 1998 and a net loss of $0.3 million in 1997. The following discussion of Results of Continuing Operations describes Reunion Industries' continuing operations in plastic products and services and wine grape agriculture.

 Results of Continuing Operations--1999 Compared to 1998

  Plastic products and services. ORCplastics revenues and operating income were $71.6 million and $1.2 million, respectively, for the year ended December 31, 1999, compared to revenues and operating income of $95.1 and $5.0 million, respectively, for the year ended December 31, 1999.

  The 25% decrease in revenues resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all ORCplastics facilities. Management is considering opening or acquiring a molding facility in Mexico to counter these trends, but there can be no assurance that Reunion Industries can do so successfully. ORCplastics backlog totaled $12.4 million at December 31, 1999, compared to backlog of $16.7 million at December 31, 1998. Backlog is also affected by customers' continuing movement to just-in-time ordering and shorter delivery cycles.

  Cost of sales totaled $60.8 million, or 84.9% of net sales, for the year ended December 31, 1999 compared to $80.9 million, or 85.1% of net sales for the year ended December 31, 1998. Gross profit was $10.8 million for the year ended December 31, 1999 compared to $14.2 million in the prior year period. The decrease in both cost of sales and gross profit resulted from the decrease in revenues.

  Selling, general and administrative expenses were $9.6 million in 1999, compared to $9.2 million in 1998. The 1999 period included a $0.5 million provision for supplemental retirement compensation and a $0.4 million provision related to closing the Clayton, N.C. molding facility. Operating income was $1.2 million, or 1.7% of net sales, in 1999 compared to $5.0 million, or 5.3% of net sales, in 1998, primarily because of the decrease in revenues.

  Agriculture. Juliana had an operating loss of $0.1 million on grape sales of $2.4 million and custom farming and other revenues of $2.1 million in 1999 compared to an operating loss of $0.1 million on grape sales of $2.2 million in 1998.

  Corporate General and Administrative Expense. Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $1.6 million for the year ended December 31, 1999 and $2.1 million for the year ended December 31, 1998. The 1999 amount includes $0.2 million of expenses incurred in connection with the proposed sale of ORCplastics, which was subsequently terminated. The 1999 and 1998 amounts include $0.2 million and $0.6 million, respectively, of legal costs for Reunion Industries' litigation with Bargo.

  As a result of termination of a previous merger agreement with Chatwins Group because of the inability to raise sufficient financing under then-current market conditions, Reunion Industries recorded a charge of $1.4 million in 1998 to write off accumulated legal, investment banking and other costs related to the merger.

  Other Income and (Expense). Interest expense was $3.4 million in 1999 compared to $3.2 million in 1998. Reunion Industries recorded a charge of $9.2 million in 1998 to record entry of judgment in Reunion Industries' litigation with Bargo. Reunion Industries also recorded a $1.6 million charge in 1999 for interest and credit support fees relating to the bond posted in the appeal of the Bargo litigation judgment, and recognized a gain of $3.6 million in 1999 as a result of the settlement of this litigation. See Note 3 of the Notes to Consolidated Financial Statements.

 Results of Continuing Operations--1998 Compared to 1997

  Plastic products and services: ORCplastics revenues and operating income were $95.1 million and $5.0 million, respectively, for the year ended December 31, 1998. This compares to 1997 revenues and operating income of $93.4 million and $4.3 million, respectively.

  The increase in revenues is attributable to a 34% increase in Data Packaging sales as a result of new customer programs, offset by a 5% decrease in sales at U.S. operations. Parts sales increased $0.7 million, or 0.6% to $89.0 million for the year ended December 31, 1998 compared to $88.5 million for the prior year period. Tooling sales increased $1.2 million, or 24.5% to $6.1 million for 1998 compared to $4.9 million for 1997. Tooling revenues associated with the production of customer tools are deferred until the tools are completed and delivered to the customers. As a result, tooling sales fluctuate depending on when projects are completed. The 34% increase in Data Packaging sales resulted from two significant new projects, for which Reunion Industries added production capacity. Although Reunion Industries continues to seek new customers and projects, management does not expect that such sales growth will recur. ORCplastics backlog totaled $16.7 million at December 31, 1998 compared to backlog of $21.9 million at December 31, 1997. Backlog is down from 1997 as more major customers move to just-in-time ordering and shorter delivery cycles and because of customer deferrals of new programs.

  Cost of sales totaled $80.9 million, or 85.1% of net sales, for the year ended December 31, 1998 compared to $78.9 million, or 84.5% of net sales, for the year ended December 31, 1997. Gross margins were $14.2 million or 14.9% of net sales, in 1998 compared to $14.5 million, or 15.5% of net sales in 1997.

  During 1997, ORCplastics recorded a $1.0 million writedown of surplus equipment to net realizable value. This writedown was made in conjunction with the relocation of thermoplastic molding production from the Clayton, N.C. facility to the Siler City, N.C. facility.

  Selling, general and administrative expenses were $9.2 million in 1998, and $9.2 million in 1997. Operating income was $5.0 million, or 5.3% of net sales in 1998 compared to $4.3 million, or 4.6% of net sales in 1997.

  Agriculture: Juliana had an operating loss of $0.1 million on revenues of $2.2 million in 1998. Revenues and direct expenses from the 1998 harvest were recognized in the fourth quarter, and these fourth quarter amounts are not representative of a full year. Prior to October 1998, Reunion Industries accounted for its wine grape agriculture operations on the equity method.

  Corporate General and Administrative Expense: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $2.1 million for the year ended December 31, 1998 compared to $1.8 million for the year ended December 31, 1997. The 1998 and 1997 amounts included approximately $0.6 million and $0.4 million, respectively, in legal costs for Reunion Industries' Bargo litigation.

  As a result of termination of the 1998 Merger Agreement with Chatwins Group because of the inability to raise sufficient financing under then current market conditions, Reunion Industries recorded a charge of $1.4 million in 1998 to write off accumulated legal, investment banking and other costs related to the merger.

  Other Income and Expense: Interest expense was $3.2 million in 1998 compared to $3.3 million for the prior year. Reunion Industries also recorded a charge of $9.2 million during 1998 to record entry of the judgment in Reunion Industries' litigation with Bargo, accrual of interest on the judgment and letter of credit and guarantee fees related to obtaining a supersedeas bond to appeal the judgment.

  Reunion Industries participated in the wine grape agriculture industry through its equity investment in the Juliana Preserve joint venture in 1997 and until September 1998. Reunion Industries recognized a loss of $0.4 million in 1998 and income of $0.3 million in 1997 from its equity interest in the Preserve's results of operations. In addition, Reunion Industries recorded a charge of $0.9 million in 1997 for its equity in the write off of development costs by the joint venture.

  Income Tax Expense: In August 1998, Reunion Industries reached a settlement with the IRS on its appeal of the denial of Reunion Industries' request for refund of Alternative Minimum Tax paid in 1990 and 1991. As a result of the settlement, Reunion Industries received refunds totaling $0.7 million including interest. Because of the uncertainty over realization of the refund, Reunion Industries had recorded an allowance of $0.8 million in 1996 for the possible denial of the refund claim with a corresponding charge to income tax expense. As a result of the settlement, Reunion Industries recorded an income tax benefit of $0.7 million in 1998.

 Discontinued Operations

  Reunion Industries recognized income from discontinued operations of $0.3 million in 1999. Income from payments from an insurance company on claims relating to the offshore drilling business discontinued in 1993 totaled $0.7 million, and Reunion Industries recorded a $0.4 million as a result of the settlement of a California tax audit. Reunion Industries recorded a $1.2 million discontinued operations charge in 1998 to increase its accrual for estimated environmental remediation costs relating to oil and gas properties in Louisiana.

Liquidity and Capital Resources

 Summary of 1999 Activities

  Cash and cash equivalents totaled $2.5 million at December 31, 1999. During the year ended December 31, 1999, cash increased $0.5 million, with $1.6 million used in operations, $0.5 million used in investing activities and $2.1 million provided by financing activities.

  Investing Activities: Capital expenditures were $1.3 million and proceeds from the sale of agricultural land were $1.8 million.

  Financing Activities: Proceeds from new term loan borrowings totaled $13.5 million, consisting of Juliana's $7.5 million refinancing and the $6.0 million borrowing under the ORCplastics credit facility to fund the Bargo litigation settlement payment. Principal payments reduced long-term obligations by $9.2 million, including $5.7 million repaid from the proceeds of the Juliana refinancing. Net short term borrowings were reduced $1.9million.

 Factors Affecting Future Liquidity

  Prior to the Chatwins Group merger, corporate expenses, including salaries and benefits, professional fees and other public company costs, were expected to be approximately $1.5 million annually. In addition, approximately $0.5 million of the $1.4 million accrued for environmental remediation of the Louisiana properties, described below under "Contingencies and Uncertainties," is expected to be expended during the next twelve months. The Company's source of funds for these expenses, other than from additional borrowings, was from cash balances and permitted payments by ORC and Juliana. The corporate cash balance at December 31, 1999 was $0.2 million. Without additional financing, management believed that the Company would not have sufficient resources to meet its corporate expenses and legal and environmental costs as they became due over the next twelve months.

  ORCplastics closed a credit facility with The CIT Group/Business Credit, Inc. ("CITBC") in October 1998. This credit facility limited payments to Reunion by ORCplastics and Juliana. Management believed that ORC's cash flow from operations, together with the CITBC credit facility and permitted levels of capital and operating leases, would be sufficient for ORC's operating requirements, including capital expenditures and debt service, over the next twelve months. However, there were no assurances that ORCplastics would be able to maintain the required levels of availability and be permitted to make payments to Reunion. In any event, the maximum amount of such payments was not expected to be sufficient for Reunion's corporate operating and debt service requirements.

  Juliana is continuing its efforts to sell the remaining vineyard property, but there is no assurance that it will be able to do so at a reasonable price or at all. If Juliana is unable to sell additional parcels, it may not have been possible to fund its operating requirements over the next twelve months without additional financing.

Refinancing

  Senior Secured Credit Facilities. Simultaneously with the Chatwins Group merger, Reunion Industries entered into senior secured credit facilities with Bank of America and other lenders. These credit facilities consist of a $39.0 million revolving credit facility, a $25.8 million term loan A facility amortizing in 84 monthly principal payments, a $5.0 million term loan B facility amortizing in 36 monthly principal payments, and a $2.7 million capital expenditures facility amortizing in 60 monthly principal payments. These facilities have a three-year initial term and automatically renew for additional one-year increments unless either party gives the other notice of termination at least 60 days prior to the beginning of the next one-year term. Reunion Industries paid closing fees to Bank of America of approximately $1.0 million.

  Interest on loans outstanding under the Bank of America facilities, other than term loan B, is payable monthly at variable rates tied to either Bank of America's prime rate, as that term is defined in the financing agreements, or LIBOR, at the option of Reunion Industries. The interest rate tied to the prime rate is initially the prime rate plus 0.50% for the revolving credit facility and the prime rate plus 0.75% for the term loan and capital expenditures facilities. The interest rate tied to LIBOR is initially LIBOR plus 2.75% for the revolving credit facility and LIBOR plus 3.00% for the term loan and capital expenditure facilities. These interest rates will be subject to quarterly adjustment after the first year based on the ratio of Reunion Industries' total funded debt to earnings before interest, taxes, depreciation and amortization. Interest on term loan B is payable monthly at a fixed rate of 15%. Additional interest will accrue on term loan B to yield a total return of 20%. The additional interest is payable when term loan B if fully repaid.

  The Bank of America credit facilities are collateralized by a first priority lien on substantially all of the current and after-acquired assets of Reunion Industries including, without limitation, all accounts receivable, inventory, property, plant and equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

  The facilities require Reunion Industries to comply with financial covenants and other covenants, including cash flow coverage and leverage tests. In addition, the facilities contain various affirmative and negative covenants, including limitations on stockholder and related party distributions. The facilities require Reunion Industries to pay the reasonable expenses incurred by the lenders in connection with the facilities. Available borrowings under the Bank of America revolving credit facility are based upon a percentage of eligible receivables and raw materials, finished goods and work in process inventories.

  Proceeds from initial borrowings under the Bank of America credit facilities were used to repay ORCplastics' credit facilities with CITBC (see Note 8), to repay Chatwins Group's credit facilities with Bank of America, to repay certain debt in the Kingway acquisition and to retire $25.0 million of Chatwins Group's 13% senior notes. The Company had approximately $3.8 million of borrowing availability after the initial borrowings. Management believes that the Company's cash flow from operations, together with these credit facilities, will be sufficient for the Company's operating requirements, including capital expenditure and debt services, over the next twelve months.

  13% Senior Notes. Reunion Industries assumed the obligations of Chatwins Group under the indenture governing the remaining $25.0 million of 13% senior notes. The Indenture provides that up to $2.5 million principal amount of the 13% senior notes is scheduled to be repaid in May 2001, $12.5 million is scheduled to be repaid in May 2002 and the remaining balance is scheduled to be repaid in May 2003. The Indenture governing the 13% senior notes also includes covenants which restrict or prohibit: incurrence of indebtedness outside its revolving credit facility unless interest coverage tests are met; dividends, stock repurchases, loans, investments and retirements of junior debt; liens and encumbrances on assets; transactions with affiliates; sales of assets at less than fair value and for less than 75% cash consideration; and mergers, consolidations and the sale of substantially all assets.

  The indenture also requires that the company maintain EBITDA (as defined in the indenture) of at least $7.2 million on a last twelve months basis at the end of each fiscal quarter and that the company offer to repurchase some or all of the 13% senior notes upon a change of control or the sale of a significant amount of assets where the proceeds are not reinvested in other manufacturing assets within 180 days of the sale.

Year 2000 Computer Compliance

  The year 2000 issue refers to the potential for disruption to business activities causes by system and processing failures of date-related calculations, and is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  To date, we have not experienced any material year 2000 issues. Additionally, we have no reason to believe that any material third parties with whom we deal have had any material year 2000 issues. However, we cannot assure you that we will not experience any disruption due to year 2000 issues in the future. We continue to monitor our systems and third parties for any year 2000 problems.

  We have incurred total costs of approximately $0.02 million in our assessment and remediation of potential year 2000 issues. We do not expect that we will have to incur any material costs relating to the year 2000 in the future.

Contingencies and Uncertainties

  In connection with the sale of Reunion Energy, Reunion Industries retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. Reunion Industries is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. Reunion Industries has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by Reunion Industries. During 1998 Reunion Industries increased this accrual by a charge of $1.2 million to discontinued operations, based on revised estimates of the remaining remediation costs. During 1999, Reunion Industries conducted remediation work on the property. Reunion Industries paid $0.2 million of the total cost of $0.3 million. At December 31, 1999, the balance accrued for these remediation costs is approximately $1.3 million. A regulatory hearing was held in January 2000 to consider the adequacy of the remediation conducted to date. No decision has been rendered to date, but Reunion Industries does not believe that the cost of future remediation will exceed the amount accrued. Owners of a portion of the property have objected to Reunion Industries' proposed cleanup methodology and have filed suit to require additional procedures. Reunion Industries is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

  In the operation of its business, Reunion Industries has market risk exposures to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and Reunion Industries' strategies to manage the exposure is discussed below.

  Reunion Industries manufactures its products in the United States and Ireland and sells products in those markets as well as in Europe. International sales were 30% of Reunion Industries' sales in 1999, 28% in 1998 and 18% in 1997. Reunion Industries' operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in Europe. Reunion Industries does not actively hedge its foreign currency risk because the international operations are self-financed and the translation exposure is not considered material to Reunion Industries' financial condition, liquidity or results of operations.

  The principal raw materials used by Reunion Industries are thermoplastic polymers. These materials are available from a number of suppliers. Prices for these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials will not increase in the future. Reunion Industries' contracts with its customer generally provide that such price increases can be passed through to the customers.

  Reunion Industries' operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. The variable rate debt was approximately $19.4 million at December 31, 1999, which is representative of balances outstanding during the year. A 0.25% change in interest rates would affect results of operations by approximately $0.05 million.

ITEM 8. Consolidated Financial Statements and Supplementary Data

  Reunion Industries' consolidated financial statements are set forth beginning at Page F-1.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  Documents included in this report:

  The following consolidated financial statements and financial statement schedules of Reunion Industries, Inc. and its subsidiaries are included in
Part II, Item 8:

  1.  Financial Statements (Pages F-1 through F-31)

    Report of Independent Public Accountants
    Consolidated Balance Sheets--December 31, 1999 and 1998
    Consolidated Statements of Operations--Years Ended December 31, 1999, 1998 and 1997
    Consolidated Statements of Cash Flows--Years Ended December 31, 1999, 1998 and 1997
    Consolidated Statements of Shareholders' Equity--Years Ended December 31, 1999, 1998 and 1997
    Notes to Consolidated Financial Statements

  2.  Financial Statement Schedules (Pages S-1 through S-5)

    Schedule I --Condensed Financial Information of Registrant
    Schedule II--Valuation and Qualifying Accounts and Reserves

    Other schedules have been omitted because they are either not required, not applicable, or the information required to be presented is included in Reunion Industries' financial statements and related notes.

  3.  Exhibits

    See pages E-1 to E-2 for a listing of exhibits filed with this report or incorporated by reference herein.

  (b)  Current Reports on Form 8-K

    During the last quarter of the year ended December 31, 1999, Reunion Industries did not file any Current Reports on Form 8-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2000

                                              Reunion Industries, Inc.

                                              By: /s/ Joseph C. Lawyer
                                                ...............................
                                                    Joseph C. Lawyer,
                                              President and Chief Operating
                                                         Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

   /s/ Charles E. Bradley
 .............................  Director, Chairman and Chief      March 27, 2000
     Charles E. Bradley        Executive Officer (Principal
                               Executive Officer)

    /s/ Richard L. Evans
 .............................  Executive Vice President of       March 27, 2000
      Richard L. Evans         Administration and Secretary
                               (Principal Accounting and
                               Financial Officer Prior to March
                               16, 2000 Merger with Chatwins
                               Group, Inc.)

    /s/ John M. Froehlich
 .............................  Executive Vice President of       March 27, 2000
      John M. Froehlich        Finance and Chief Financial
                               Officer (Principal
                               Accounting and Financial Officer
                               subsequent to March 16, 2000
                               Merger with Chatwins Group,
                               Inc.)

    /s/ Thomas N. Amonett
 .............................  Director                          March 27, 2000
      Thomas N. Amonett

   /s/ Kimball J. Bradley
 .............................  Director and Executive
     Kimball J. Bradley        Vice President of Operations
                                                                 March 27, 2000

    /s/ Thomas L. Cassidy
 .............................  Director                          March 27, 2000
      Thomas L. Cassidy

     /s/ W. R. Clerihue
 .............................  Director                          March 27, 2000
       W. R. Clerihue

    /s/ Joseph C. Lawyer
 .............................  Director, President and
      Joseph C. Lawyer         Chief Operating Officer
                                                                 March 27, 2000

     /s/ Franklin Myers
 .............................  Director                          March 27, 2000
       Franklin Myers

      /s/ John G. Poole
 .............................
        John G. Poole          Director                          March 27, 2000

                            REUNION INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT ACCOUNTANTS
  PricewaterhouseCoopers LLP............................................... F-2

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets.............................................. F-3
  Consolidated Statements of Operations.................................... F-5
  Consolidated Statements of Cash Flows.................................... F-6
  Consolidated Statements of Stockholders' Equity.......................... F-7
  Notes to Consolidated Financial Statements............................... F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Reunion Industries, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Reunion Industries, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As is further discussed in Note 2 to the Consolidated Financial Statements, the Company completed a merger with Chatwins Group on March 16, 2000.


                                          PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
March 16, 2000

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
ASSETS
Current Assets:
  Cash and Cash Equivalents.................................... $ 2,455 $ 2,009
  Accounts Receivable, Less Allowance for Doubtful Accounts of
   $302 and $360, respectively.................................   8,988  12,389
  Inventories..................................................   6,034   7,104
  Customer Tooling-in-process..................................     289     897
  Restricted Cash--Custom Farming Deposits.....................     599      --
  Notes Receivable--Related Party..............................     350      --
  Other Current Assets.........................................     468     803
                                                                ------- -------
    Total Current Assets.......................................  19,183  23,202
                                                                ------- -------
Property, Plant and Equipment--Net.............................  37,637  41,353
                                                                ------- -------
Other Assets:
  Goodwill, net of Accumulated Amortization of $2,865 and
   $2,170, respectively........................................   7,676   8,371
  Debt Issuance Costs..........................................     528   1,088
  Assets Held for Sale.........................................     222     376
  Other........................................................   1,065     484
                                                                  9,491  10,319
                                                                ------- -------
                                                                $66,311 $74,874
                                                                ======= =======



          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current Portion of Long-term Debt........................ $ 11,383  $ 11,155
  Short Term Debt--Related Parties.........................       --     1,015
  Accounts Payable.........................................    7,629     8,684
  Advances From Customers..................................      489     1,249
  Unearned Income--Custom Farming..........................      599        --
  Accrued Bargo Judgment...................................       --     8,425
  Accrued Salaries, Vacation and Benefits..................    1,529     1,688
  Accrued Environmental Costs..............................    1,460     1,723
  Other Current Liabilities................................    1,735     2,180
                                                            --------  --------
    Total Current Liabilities..............................   24,824    36,119
Long-Term Debt.............................................   19,613    15,245
Long-Term Debt--Related Parties............................    1,017     1,385
Other Liabilities..........................................    3,075     3,279
                                                            --------  --------
    Total Liabilities......................................   48,529    56,028
                                                            --------  --------
Redeemable Preferred Stock of Consolidated Subsidiary......      524       607
Minority Interests.........................................    2,713     2,000
Commitments and Contingencies (Note 15):
Stockholders' Equity:
  Common Stock ($.01 par value; 20,000 authorized; 3,940
   and 3,900 issued and outstanding, respectively).........       39        39
  Additional Paid-in Capital...............................   29,402    29,332
  Retained Earnings (Since January 1, 1989)................  (14,110)  (12,961)
  Foreign Currency Translation Adjustments.................     (786)     (171)
                                                            --------  --------
    Total Stockholders' Equity.............................   14,545    16,239
                                                            --------  --------
                                                            $ 66,311  $ 74,874
                                                            ========  ========


          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)

                                                     Year Ended December 31,
                                                     --------------------------
                                                      1999      1998     1997
                                                     -------  --------  -------
Operating Revenue:
  Plastic Products and Services....................  $71,575  $ 95,064  $93,378
  Agriculture......................................    4,524     2,254       --
                                                     -------  --------  -------
                                                      76,099    97,318   93,378
                                                     -------  --------  -------
Operating Costs and Expenses:
  Plastic Products and Services--Cost of Sales.....   60,801    80,861   78,871
  Agriculture--Cost of Sales.......................    4,142     2,227       --
  Writedown of Excess Equipment....................       --        --      958
  Selling, General and Administrative..............   11,632    11,373   11,036
  Provision for Merger and Refinancing Costs.......       --     1,362       --
                                                     -------  --------  -------
                                                      76,575    95,823   90,865
                                                     -------  --------  -------
Operating Income (Loss)............................     (476)    1,495    2,513
                                                     -------  --------  -------
Other Income and (Expense):
  Interest Expense.................................   (3,392)   (3,221)  (3,267)
  Provision for Bargo Judgment and Related Costs...   (1,646)   (9,239)      --
  Bargo Settlement Gain............................    3,617        --       --
  Equity In Income (Loss) of The Juliana Preserve..       --      (388)     330
  Equity In Writedown of The Juliana Preserve Real
   Estate Development Costs........................       --        --     (855)
  Other, Including Interest Income.................      635       252      384
                                                     -------  --------  -------
                                                        (786)  (12,596)  (3,408)
                                                     -------  --------  -------
Loss From Continuing Operations Before Income
 Taxes.............................................   (1,262)  (11,101)    (895)
  Income Tax Benefit (Expense).....................     (226)      661      (86)
                                                     -------  --------  -------
Loss From Continuing Operations....................   (1,488)  (10,440)    (981)
                                                     -------  --------  -------
Income (Loss) From Discontinued Operations:
  Disposal of Oil and Gas Operations...............      339    (1,710)      --
  Disposal of Agriculture Operations...............       --        --      710
                                                     -------  --------  -------
                                                         339    (1,710)     710
                                                     -------  --------  -------
Extraordinary item--loss on extinguishment of debt.       --      (233)      --
                                                     -------  --------  -------
Net Loss...........................................   (1,149)  (12,383)    (271)
Foreign Currency Translation Adjustment............     (615)      214     (356)
                                                     -------  --------  -------
Comprehensive Loss.................................  $(1,764) $(12,169) $  (627)
                                                     =======  ========  =======
Earnings per share--Basic and Diluted:
  Loss from Continuing Operations..................  $ (0.38) $  (2.69)   (0.25)
  Income (Loss) from Discontinued Operations.......     0.09     (0.44)    0.18
  Extraordinary Item...............................       --     (0.06)      --
                                                     -------  --------  -------
  Net Loss.........................................  $ (0.29) $  (3.19) $ (0.07)
                                                     =======  ========  =======
Weighted Average Number of Common Shares
 Outstanding:
  Basic and Diluted................................    3,924     3,881    3,855
                                                     =======  ========  =======

          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1999      1998     1997
                                                    -------  --------  -------
Cash Flows From Operating Activities:
Net Loss........................................... $(1,149) $(12,383) $  (271)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
    Depreciation and Amortization..................   4,079     3,634    3,062
    Goodwill Amortization..........................     695       689      706
    Debt Issuance Costs Amortization...............     885     1,157       --
    Bargo Judgment Provision.......................     400     8,425       --
    Bargo Settlement Gain..........................  (3,617)       --       --
    Bargo Settlement Payment.......................  (5,000)       --       --
    Provision for Environmental Remediation........      --     1,200       --
    Provision for Tax Audit Settlement.............     370       510       --
    Tax audit settement payment....................    (973)       --       --
    Impairment of Assets...........................      --        --      958
    (Gain) Loss on Disposal of Discontinued
     Operations....................................      --        --     (710)
    Equity In Income of Joint Venture, Before
     Depreciation..................................      --       (22)    (640)
    Write Off Of Joint Venture Costs...............      --        --      855
                                                    -------  --------  -------
                                                     (4,310)    3,210    3,960
  Changes in Assets and Liabilities, net of effects
   from acquisitions:
    (Increase) Decrease in Accounts Receivable.....   3,401       (16)     113
    (Increase) Decrease in Inventories.............   1,070       503     (310)
    Increase (Decrease) in Accounts Payable........  (1,055)     (718)     530
    Other..........................................    (675)     (604)    (258)
                                                    -------  --------  -------
Net Cash Provided by (Used in) Operating
 Activities........................................  (1,569)    2,375    4,035
                                                    -------  --------  -------
Cash Flows From Investing Activities:
  Sale of Property, Plant and Equipment............   1,764     2,560       --
  Purchase of Joint Venture Interest...............      --    (2,178)      --
  Capital Expenditures.............................  (1,290)   (3,113)  (3,868)
  Loans to Related Party...........................    (350)       --       --
  Sale of Discontinued Operations..................      --        --    2,220
  Other............................................    (614)      512      141
                                                    -------  --------  -------
Net Cash Used in Investing Activities..............    (490)   (2,219)  (1,527)
                                                    -------  --------  -------
Cash Flows From Financing Activities:
  Debt issuance costs..............................    (325)   (1,901)      --
  Proceeds from Issuance of Debt...................  13,500     7,102    2,746
  Repayments of Debt...............................  (9,229)  (10,208)  (3,889)
  Increase (Decrease) in Short Term Borrowings.....  (1,909)    3,439     (702)
  Proceeds From Issuance of Subsidiary Preferred
   Stock...........................................      --       586       --
  Proceeds of Capital Grants.......................      --       300       --
  Proceeds From Exercise of Common Stock Options
   and Warrants....................................      70        90       --
  Other............................................      37         1       --
                                                    -------  --------  -------
Net Cash Provided by (Used in) Financing
 Activities........................................   2,144      (591)  (1,845)
                                                    -------  --------  -------
Effect of Exchange Rate on Cash....................     361       359       15
                                                    -------  --------  -------
Increase (Decrease) in Cash and Cash Equivalents...     446       (76)     678
Cash and Cash Equivalents at Beginning of Period...   2,009     2,085    1,407
                                                    -------  --------  -------
Cash and Cash Equivalents at End of Period......... $ 2,455  $  2,009  $ 2,085
                                                    =======  ========  =======

          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                         Year Ended December 31,
                              ------------------------------------------------
                                   1999             1998             1997
                              ---------------  ---------------  --------------
                              Shares Amounts   Shares Amounts   Shares Amounts
                              ------ --------  ------ --------  ------ -------
Common Stock, Par Value $.01
 per Share:
  Beginning Balance.......... 3,900  $     39  3,855  $     38  3,855  $    38
  Exercise of Stock Options
   and Warrants..............    40               45        --     --       --
                              -----  --------  -----  --------  -----  -------
  Ending Balance............. 3,940        39  3,900        39  3,855       38
                              -----  --------  -----  --------  -----  -------
Additional Paid-in Capital:
  Beginning Balance..........          29,332           29,242          29,242
  Exercise of Stock Options
   and Warrants..............              70               90              --
                                     --------         --------         -------
  Ending Balance.............          29,402           29,332          29,242
                                     --------         --------         -------
Retained Earnings:
  Beginning Balance..........         (12,961)            (578)           (307)
  Net Loss...................          (1,149)         (12,383)           (271)
                                     --------         --------         -------
  Ending Balance.............         (14,110)         (12,961)           (578)
                                     --------         --------         -------
Foreign Currency Translation
 Adjustments:
  Beginning Balance..........            (171)            (385)            (29)
  Current Year Adjustments...            (615)            (214)           (356)
                                     --------         --------         -------
  Ending Balance.............            (786)            (171)           (385)
                                     --------         --------         -------
Total Stockholders' Equity... 3,940  $ 14,545  3,900  $ 16,239  3,855  $28,317
                              =====  ========  =====  ========  =====  =======


          See Accompanying Notes to Consolidated Financial Statements.

                           REUNION INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

                 (amounts in thousands, except share amounts)

NOTE 1. Organization and Summary of Significant Accounting Policies

 Organization and Businesses

  Reunion Industries, Inc. ("Reunion Industries") is the successor, by merger effective April 19, 1996, to Reunion Resources Company. As used herein, the term "Company" refers to Reunion Industries, its predecessors and its subsidiaries unless the context indicates otherwise. The Company, through its wholly owned subsidiary, Oneida Rostone Corp. ("ORC"), manufactures high volume, precision plastic products and provides engineered plastics services. The Company through its wholly owned subsidiary, Juliana Vineyards ("Juliana"), is also engaged in wine grape agricultural operations in Napa County, California. The Company was previously primarily engaged in oil and gas production in the United States; this business was discontinued in 1995. Information presented in the footnotes is based on continuing operations unless the context indicates otherwise.

  As described in Note 2, Reunion Industries completed a merger with Chatwins Group, Inc. ("Chatwins Group") and a related refinancing subsequent to year end.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Reunion Industries and its majority owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. As described in
Note 6, Juliana purchased the interest of its joint venture partner in the Juliana Preserve in September 1998 and, accordingly, the agricultural operations are included on a consolidated basis subsequent to that date. Prior to September 1998, the Company accounted for the agricultural operations on the equity method.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include estimates of the recoverable value of goodwill, estimates of amounts payable in connection with certain litigation and environmental remediation (see Note
15) and estimates of the recoverable value of assets held for sale (see Notes 6 and 7).

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

                               DECEMBER 31, 1999

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

      Plastic Products and Services:
        Machinery and equipment..................................  3 to 12 years
        Buildings and improvements............................... 15 to 40 years
        Land improvements........................................ 10 to 30 years
      Agricultural Operations:
        Land improvements........................................ 20 to 45 years
        Equipment................................................  5 to 45 years

 Goodwill

  Goodwill recorded as a result of business acquisitions is being amortized using the straight-line method over 15 years. The Company periodically evaluates whether circumstances indicate that the remaining carrying value of goodwill may not be recoverable, using estimates of future cash flows over the estimated remaining life of the goodwill. If such evaluation indicates that the value has been impaired, a loss would be recognized.

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

 Translation of Foreign Currencies

  All amounts in the accompanying consolidated financial statements are denominated in U.S. dollars. Assets and liabilities of foreign subsidiaries whose local currency is the functional currency are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of these subsidiaries are translated at average

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999

exchange rates during the period. Translation gains and losses are not included in results of operations, but are accumulated as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in results of operations.

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

  Potential common shares relating to options and warrants to purchase common stock aggregating 210,000, 335,785 and 215,750, respectively, were not included in the weighted average number of shares for the years ended December 31, 1999, 1998 and 1997 because their effect would have been anti-dilutive.

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

 Supplemental Cash Flow Information

                                                            1999   1998   1997
                                                           ------ ------ ------
  Supplemental disclosure of cash flow information:
    Cash paid for interest during the periods............. $3,172 $2,719 $3,093
    Cash paid for income taxes during the periods.........    116    103    285
  Supplemental disclosure of non-cash investing and
   financing activities:
    Assets acquired through capital leases................  1,199    572    254
    Debt issued for acquisition of joint venture
     interests............................................    --   3,700    --

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


NOTE 2. Subsequent Events: Merger, Refinancing and Related Matters

 Chatwins Group Merger

  On March 16, 2000, Reunion Industries completed a merger with Chatwins Group, which prior to the merger owned approximately 37% of the Company's common stock (see Note 13). The merger was approved by the Company's Board of Directors in July 1999 and by its stockholders in December 1999, subject to certain conditions, including the completion of a refinancing that would retire certain debt and provide adequate working capital after the merger. As described below, the Company entered into credit facilities with Bank of America and others simultaneously with the merger.

  To complete the merger, Reunion Industries issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. Cash was paid in lieu of issuing fractional shares. The 1,450,000 shares of the Company's common stock previously owned by Chatwins Group were retired in the merger. As a result of the merger, the Chatwins Group stockholders own approximately 79% of the Company's common stock. The merger agreement also provides that up to an additional 500,000 shares of common stock will be issued to the Chatwins Group stockholders if the former Chatwins Group businesses achieve specified performance levels in 2000.

  The merger will be accounted for as a purchase under APB Opinion No. 16 "Business Combinations" with Chatwins Group as the acquirer for purposes of applying purchase accounting. Accordingly, the Chatwins Group assets and liabilities will be accounted for at historical book values and the assets and liabilities of Reunion Industries will be revalued at their fair value. The excess of purchase price over fair value of assets acquired and liabilities assumed (goodwill), if any, for the acquisition of the approximately 63% of Reunion Industries common stock not previously owned by Chatwins Group will be capitalized and amortized over 15 years.

 Refinancing

  Senior Secured Credit Facilities. Simultaneously with the merger, Reunion Industries entered into senior secured credit facilities with Bank of America. These credit facilities consist of a $39,000 revolving credit facility, a $25,800 term loan A facility amortizing in 84 monthly principal payments, a $5,000 term loan B facility amortizing in 36 monthly principal payments and a $2,700 capital expenditures facility amortizing in 60 monthly principal payments. These facilities have a three-year initial term and automatically renew for additional one-year increments unless either party gives the other notice of termination at least 60 days prior to the beginning of the next one-year term. Reunion Industries paid closing fees to Bank of America of $994.

  Interest on loans outstanding under the Bank of America facilities, other than term loan B, is payable monthly at variable rates tied to either Bank of America's prime rate, as that term is defined in the financing agreements, or LIBOR, at the option of Reunion Industries. The interest rate tied to the prime rate is initially the prime rate plus 0.50% for the revolving credit facility and the prime rate plus 0.75% for the term loan and capital expenditures facilities. The interest rate tied to LIBOR is initially LIBOR plus 2.75% for the revolving credit facility and LIBOR plus 3.00% for the term loan and capital expenditure facilities. These interest rates will be subject to quarterly adjustment after the first year based on the ratio of Reunion Industries' total funded debt to EBITDA as defined in the financing agreements. Interest on term loan B is payable monthly at a fixed rate of 15%. Additional interest will accrue on term loan B to yield a total return of 20%. The additional interest is payable when term loan B if fully repaid.

  The Bank of America credit facilities are collateralized by a first priority lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, property, plant and equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


  The facilities require Reunion Industries to comply with financial covenants and other covenants, including cash flow coverage and leverage tests. In addition, the facilities contain various affirmative and negative covenants, including limitations on stockholder and related party distributions. The facilities require Reunion Industries to pay the reasonable expenses incurred by the lenders in connection with the facilities. Available borrowings under the Bank of America revolving credit facility are based upon a percentage of eligible receivables and raw materials, finished goods and work in process inventories.

  Proceeds from initial borrowings under the Bank of America credit facilities were used to repay ORC's credit facilities with CITBC (see Note 8), to repay Chatwins Group's credit facilities with Bank of America, to repay certain debt in the Kingway acquisition (described below) and to retire $25,000 of Chatwins Group's 13% senior notes. The Company had approximately $3,800 of borrowing availability after the initial borrowings.

  13% Senior Notes. Reunion Industries assumed the obligations of Chatwins Group under the indenture governing the remaining $24,975 of 13% senior notes. The Indenture provides that up to $2,525 principal amount of the 13% senior notes is scheduled to be repaid in May 2001, $12,500 is scheduled to be repaid in May 2002 and the remaining balance is scheduled to be repaid in May 2003. The Indenture governing the 13% senior notes also includes covenants which restrict or prohibit: incurrence of indebtedness outside its revolving credit facility unless interest coverage tests are met; dividends, stock repurchases, loans, investments and retirements of junior debt; liens and encumbrances on assets; transactions with affiliates; sales of assets at less than fair value and for less than 75% cash consideration; and mergers, consolidations and the sale of substantially all assets.

  The indenture also requires that the company maintain EBITDA (as defined in the indenture) of at least $7,200 on a last twelve months basis at the end of each fiscal quarter and that the company offer to repurchase some or all of the 13% senior notes upon a change of control or the sale of a significant amount of assets where the proceeds are not reinvested in other manufacturing assets within 180 days of the sale.

 Kingway Acquisition

  Simultaneously with the Chatwins Group merger and the refinancing, Reunion Industries also acquired Kingway (a related party--see Note 13). Kingway manufactures gravity flow storage racks and computer-assisted picking systems, primarily for warehouse material handling applications. Reunion Industries paid $100 for Kingway's common stock and issued 5,000 shares of Series B Preferred Stock (See Note 10) to acquire Kingway. Reunion Industries also repaid $7,296 of debt and assumed $2,998 of debt in the acquisition. Kingway's revenues, operating income and net loss were $17,528, $2,704 and $145, respectively, for 1999.

  Since May 1998, Kingway has been operating in the facilities of Chatwins Group's Auto-Lok division under a services agreement that provides that Kingway would use Auto-Lok's surplus floor space, production workforce, administrative organization and equipment in exchange for fees approximately equal to Auto-Lok's costs. Subsequent to the merger and acquisition, Kingway and Auto-Lok will be integrated into a single business unit.

 Stockholder Lawsuit

  In December 1999, a stockholder of Reunion Industries filed a purported class-action lawsuit in Delaware Chancery Court alleging, among other things, that Reunion Industries' public stockholders would be unfairly diluted in the merger with Chatwins Group. The lawsuit sought to prevent completion of the merger, and, the merger having been completed, seeks rescission of the merger or awarding of damages. The lawsuit is in its early stages and discovery has not begun. However, the Company intends to vigorously contest it.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999

NOTE 3. Litigation and Tax Audit Settlements

 Bargo Energy Company Litigation

  In June 1999, the Company and Bargo Energy Company reached agreement on the terms of a settlement of their litigation concerning a November 1995 stock purchase agreement for the sale of the Company's subsidiary, Reunion Energy Company ("REC") to Bargo. In July 1998, the trial court had entered judgment affirming a jury finding awarding Bargo $5,000 in punitive damages and awarding approximately $3,000 in attorneys' fees and costs. The Company's appeal was pending when the settlement was reached.

  On July 15, 1999, the Company and Bargo signed the settlement agreement, the Company paid Bargo $5,000 and the parties released all claims against each other. As described in Note 8, the settlement payment was funded by a temporary overadvance on ORC's revolving credit facility.

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

 California Tax Audit

  In June 1999, the Company reached agreement with the California Franchise Tax Board to settle the assessment of additional taxes for 1991, 1992 and 1993. The settlement agreement is subject to final approval by the State of California, which management expects will be received. Under the settlement agreement, Reunion paid $973, including interest. The settlement payment was funded from the proceeds of a sale of a portion of the Company's vineyard property in California. The Company accrued $595 in prior years for this obligation based on settlement discussions. As a result of the settlement, the Company accrued an additional $370 in June 1999, with a corresponding charge to discontinued operations.

ITEM 4. Inventories

  Inventories at December 31, 1999 and 1998 consisted of the following:

                                                                    1999   1998
                                                                   ------ ------
  Raw materials................................................... $3,011 $3,308
  Work-in process.................................................  1,199    962
  Finished goods..................................................  1,824  2,834
                                                                   ------ ------
    Total......................................................... $6,034 $7,104
                                                                   ====== ======

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


ITEM 5. Property, Plant and Equipment

  Property, plant and equipment at December 31, 1999 and 1998 consisted of the following:

                                                                1999     1998
                                                               -------  -------
  Plastic Products and Services:
    Machinery and equipment................................... $20,352  $20,881
    Buildings and improvements................................   6,759    7,108
    Land and improvements.....................................     543      559
                                                               -------  -------
                                                                27,654   28,548
    Accumulated depreciation..................................  (6,449)  (5,139)
                                                               -------  -------
      Net.....................................................  21,205   23,409
                                                               -------  -------
  Agricultural Operations:
    Land and improvements.....................................  18,437   19,243
    Equipment.................................................   1,738    1,549
                                                               -------  -------
                                                                20,175   20,792
    Accumulated depreciation..................................  (3,743)  (2,848)
                                                               -------  -------
      Net.....................................................  16,432   17,944
                                                               -------  -------
  Total property, plant and equipment, net.................... $37,637  $41,353
                                                               =======  =======

  Machinery and equipment includes assets acquired under capital leases which have a net book value of $1,240 at December 31, 1999.

NOTE 6. Agricultural Operations

  Juliana's wine grape agricultural operations consist of approximately 3,300 acres, of which approximately 970 acres are suitable for wine grape production and of which approximately 335 acres are currently in production. This property is located in Napa County, California within the boundaries of the Napa Valley American Viticultural Area.

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

  In December 1996, the Company adopted a plan to sell the vineyard property and classified the agricultural operations as discontinued operations. The Company was unsuccessful in finding a buyer for the entire property in 1997 and, as a result, reclassified the agricultural operations to continuing operations and reversed the $710 estimated loss on disposal recognized in 1996. The Company continued its efforts to sell the remaining vineyard property.

  In August 1997, the Preserve sold approximately 520 acres, including approximately 290 plantable acres, to a Napa Valley winery. The proceeds were used to repay joint venture debt. In September 1998, Juliana sold approximately 420 acres, including approximately 250 plantable acres, to an Australian winery. The proceeds were used for the acquisition of the joint venture partner's interests.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


  Also during 1998, Juliana formed the Juliana Mutual Water Company ("JMWC") to own and operate the water storage and transmission system for the entire property originally owned by the Preserve. Ownership of JMWC is generally in proportion to plantable acres as specified in the JMWC bylaws. Ownership interests attributable to the other property owners are shown as minority interests in the Consolidated Balance Sheets.

  In August 1999, Juliana sold approximately 260 acres, including approximately 190 plantable acres, to a Napa Valley winery for net proceeds of $1.8 million. The proceeds were used to pay the California tax settlement and to repay related party debt. Juliana is attempting to sell substantially all of the remaining property, but there can be no assurances that it will be able to do so.

NOTE 7. Assets Held For Sale

  In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. As described in Note 15, the Company is in the process of environmental remediation of these properties. The Company intends to sell these properties when the litigation is resolved. The net carrying value was $84 at December 31, 1999, which the Company believes is realizable from the sale of these interests.

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

NOTE 8. Debt

  Debt at December 31, 1999 and 1998 consisted of the following:

                                                                  1999    1998
                                                                 ------- -------
CITBC Revolver.................................................. $ 8,044 $ 8,543
CITBC Term Loans................................................  10,750   6,000
Other ORC Debt..................................................   4,789   5,704
Juliana Debt....................................................   7,413   6,092
Related Party Debt..............................................   1,017   2,461
                                                                 ------- -------
  Total Debt.................................................... $32,013 $28,800
                                                                 ======= =======
Current Portion of Long-Term Debt............................... $11,383 $11,155
Short-Term Debt-Related Parties.................................     --    1,015
Long-Term Debt..................................................  19,613  15,245
Long-Term Debt--Related Parties.................................   1,017   1,385
                                                                 ------- -------
  Total Debt.................................................... $32,013 $28,800
                                                                 ======= =======

 CITBC Credit Facility

  On October 19, 1998, ORC closed a financing under a Loan and Security Agreement with the CIT Group/Business Credit, Inc. ("CITBC"). The agreement provides a six-year senior secured credit facility including revolving credit loans of up to $10,200 and a term loan in the initial amount of $6,000 for ORC (the "CITBC Credit Facility"). The proceeds were used to refinance ORC'S debt with Congress Financial Corporation ("Congress") and to provide working capital for ORC. The initial borrowing under the CITBC Credit Facility totaled $15,196 of which $13,941 was used to repay the debt with Congress and $1,255 was paid for fees and other loan costs. CITBC received fees totaling $1,100.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


  Borrowings under the revolving credit loans are subject to a collateral availability formula based on 85% of eligible accounts receivable and 60% of eligible raw materials and finished goods inventories, as such terms are defined in the agreement. At December 31, 1999, ORC had $19 of revolving credit availability. The term loans are repayable in quarterly installments of $375. Interest is payable monthly at 0.25% above the Chase Manhattan Bank Rate for revolving loans (8.75% at December 31, 1999) and at 0.50% above the Chase Manhattan Bank Rate for the term loan (9.00% at December 31, 1999). The Loan Agreement also required the maintenance of certain minimum earnings, minimum ratio of earnings to interest expense, and minimum ratio of earnings to fixed charges; limits annual capital expenditures; and limits amounts payable to Reunion by ORC and Juliana.

  The CITBC Credit Facility was collateralized by liens on substantially all of ORC's assets and by guarantees of (i) ORC's subsidiary DPL Acquisition Corp., which indirectly owns 80.47% of Data Packaging Limited ("DPL"), (ii) Reunion, and (iii) Charles E. Bradley, President, Chief Executive Officer and a director of the Company. The Company's guarantee was secured by (i) a pledge of the stock of ORC, (ii) a pledge of the stock of Juliana and (iii) a cash deposit of $438. Mr. Bradley's guarantee is secured by a pledge by Stanwich Financial Services Corp. (a related party--see Note 13) of $6,000 of Partially Convertible Subordinated 9% Notes of Consumer Portfolio Services, Inc.

  The CITBC Credit Facility also provided a letter of credit guarantee to provide credit support for a supersedeas bond in the Bargo litigation. Since October 1998, substantially all the amounts otherwise permitted to be paid by ORC to Reunion have been used to fund letter of credit and guarantee fees relating to the bond in the Bargo litigation.

  The $5,000 million settlement payment to Bargo in July 1999 was funded by a temporary overadvance on the revolver portion of the CITBC Credit Facility and the letter of credit was released. In August 1999, the CITBC Credit Facility was amended to increase term loan A to $8,250 and provide for a $3,000 term loan B. This amended facility replaced the temporary overadvance and provides additional working capital for ORC. The guarantee by Mr. Bradley and the pledges of collateral by Reunion and SFSC were continued under this amendment. Substantially all the amounts permitted to be paid by ORC to Reunion are expected to be used to fund continuing guarantee fees on this loan facility.

  As discussed in Note 2, the CITBC Credit Facility was repaid on March 16,
2000.

 Other ORC Debt

  Other ORC debt includes a $1,183 10% unsecured note issued in connection with the acquisition of DPL, a $1,017 11% note payable in quarterly installments subject to a subordination agreement with CITBC; $469 of variable-rate term loans from DPL's bank, payable in monthly installments over twenty years; a $1,277 tax qualified Irish business expansion loan bearing interest at 1% and payable in 2002 and $843 of capital lease obligations, economic development loans and small business loans, generally collateralized by equipment or other assets of ORC and DPL and bearing interest at rates ranging from 3.8% to 16.4% at December 31, 1999.

 Juliana Debt

  Long term debt consists of a mortgage note payable to an insurance company with a balance of $7,413 at December 31, 1999, bearing interest at 7.15% and collateralized by certain Juliana land parcels.

  During 1999, $1,095 was borrowed under a $1,500 crop loan with a bank, bearing interest at prime rate plus 1.25%. The loan, which was fully repaid in December 1999, was collateralized by certain wine grape sales contracts.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


Related Party Debt

  Beginning in August 1998, the Company borrowed funds for corporate working capital from SFSC. These borrowings bear interest at 15% and were due to mature September 30, 1998. SFSC agreed to extend the maturity date to December 31, 1999. The balance at December 31, 1998 was $1,015. The Company fully repaid this debt during 1999.

  Mr. Bradley holds a note from ORC in the amount of $1,017 bearing interest at 11% per annum and subordinated to CITBC indebtedness except that if certain conditions are met, regularly scheduled payments of interest may be paid when due (see Note 13).

  ORC was indebted to CGI Investment Corp. (a related party, see Note 13) pursuant to a $250 promissory note dated May 21, 1993 bearing interest at 15%. The note was subordinated to the prior payment of CITBC indebtedness except that if certain conditions were met, monthly interest payments would be paid. The note was subject to offset rights by ORC for certain environmental costs incurred (See Note 15). In December, 1999, ORC settled this debt and the offset rights for a payment of $20 and recognized a gain of $95 from the settlement.

  In 1997 and 1998, ORC entered into capital leases for machinery and equipment with CPS Leasing, a subsidiary of Consumer Portfolio Services, Inc. (a related party--See Note 13). The leases were for terms of two to three years, and were fully amortized during 1999. The Company believes that the terms of these leases were comparable to those available from third parties.

 Maturities

  The aggregate amounts of debt maturities are as follows:

   2000................................................................. $11,383
   2001.................................................................   1,901
   2002.................................................................   3,167
   2003.................................................................   1,886
   2004.................................................................   7,129
   Thereafter...........................................................   6,547
                                                                         -------
     Total.............................................................. $32,013
                                                                         =======

NOTE 9. Employee Benefits

 Pension Plans

  The Company sponsors defined benefit pension plans for certain Oneida and DPL employees.

  Oneida Plan: ORC sponsors a defined benefit pension plan which covered substantially all employees in Oneida's New York facilitiies. Benefits under the pension plan are based on years of service and average compensation for the five highest consecutive years. Annually, Oneida contributes the minimum amount required by applicable regulations. Assets of the pension plan are principally invested in fixed income and equity securities. Contributions are intended to provide for benefits attributed to employees' service to-date and for those benefits expected to be earned from future service.

  Effective January 1, 1997, benefits for salaried employees except certain executives were frozen under the Oneida plan. In conjunction with the freeze, these employees are eligible to participate in the Company's merged

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999

401(k) plan as described below. Oneida hourly employees continued to participate in the Oneida pension plan. Effective June 15, 1999, all benefits under the plan were frozen, and the remaining employees became eligible to participate in the 401(k) plan. No additional benefits will be earned for future service under the defined benefit plan. Oneida recognized a curtailment gain of $63 in 1999.

  The following table sets forth the change in benefit obligation for the Oneida Plan for the years ended December 31, 1999, 1998 and 1997:

                                                                  1999    1998
                                                                 ------  ------
   Benefit obligation at beginning of year...................... $2,927  $2,263
     Service cost...............................................     29      93
     Interest cost..............................................    200     168
     Benefits paid..............................................    (84)    (89)
     Curtailment gain...........................................    (63)     --
     Actuarial (gain) loss......................................   (433)    492
                                                                 ------  ------
   Benefit obligation at end of year............................ $2,576  $2,927
                                                                 ======  ======

  The following table sets forth the components of net periodic benefit costs for the Oneida Plan for the years ended December 31, 1999, 1998 and 1997:

                                                           1999   1998   1997
                                                           -----  -----  -----
   Service cost........................................... $  29  $  93  $ 156
   Interest cost..........................................   200    168    151
   Curtailment gain.......................................   (63)    --   (217)
   Expected return on plan assets.........................  (196)  (167)  (124)
                                                           -----  -----  -----
   Net periodic benefit cost.............................. $ (30) $ (94) $ (34)
                                                           =====  =====  =====

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

  The following table sets forth the change in benefit obligation cost for the DPL Plan for the years ended December 31, 1999, 1998 and 1997:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Benefit obligation at beginning of year.................... $743  $662  $593
     Service cost.............................................   67    64    57
     Interest cost............................................   41    36    31
     Actuarial (gain) loss....................................  (16)  (19)  (19)
                                                               ----  ----  ----
   Benefit obligation at end of year.......................... $835  $743  $662
                                                               ====  ====  ====

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


  The following table sets forth the components of net periodic benefit costs for the DPL Plan for the years ended December 31, 1999, 1998 and 1997:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Service cost...............................................  $67  $ 64  $ 57
   Interest cost..............................................   41    36    31
   Expected return on plan assets.............................  (88)  (85)  (50)
                                                               ----  ----  ----
   Net periodic benefit cost.................................. $ 20  $ 15  $ 38
                                                               ====  ====  ====

  The following table sets forth the changes in plan assets and the funded status of the plans based on the most recent actuarial valuations, which were December 31, 1999, and 1998:

                                              1999                 1998
                                      -------------------- --------------------
                                      Oneida Plan DPL Plan Oneida Plan DPL Plan
                                      ----------- -------- ----------- --------
   Plan assets at fair value,
    beginning of year...............    $2,197     $1,087    $1,959     $  799
   Actual return on plan assets.....       202        (12)      242        167
   Employer contribution............        51        102        85        121
   Benefits paid....................       (84)       (64)      (89)        --
                                        ------     ------    ------     ------
   Plan assets at fair value, end of
    year............................    $2,366     $1,113    $2,197     $1,087
                                        ======     ======    ======     ======
   Funded status of plans...........    $  210     $ (278)   $  730     $ (344)
   Unrecognized net gain (loss).....       235        353      (204)       395
                                        ------     ------    ------     ------
   Accrued pension cost.............    $  445     $   75    $  526     $   51
                                        ======     ======    ======     ======

  The following table sets forth the actuarial assumptions used to develop the net periodic pension costs for the periods presented:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Discount Rate:
     Oneida Plan.............................................. 7.75% 7.0%  7.5%
     DPL Plan.................................................  7.0% 8.0%  8.0%
   Expected rate of return on plan assets:
     Oneida Plan..............................................  9.0% 9.0%  9.0%
     DPL Plan.................................................  8.0% 9.0%  9.0%
   Assumed compensation rate increase:
     Oneida Plan.............................................. none  4.0%  4.0%
     DPL Plan.................................................  5.0% 6.0%  6.0%

 Deferred Compensation Plans

  The Company sponsors qualified contributory 401(k) plans covering substantially all domestic employees. Employees may elect to contribute up to an annually determined maximum amount permitted by law, and the Company makes matching contributions up to specified limits. The Company's contributions to the plan in each of the three years ended December 31, 1999 were not material.

 Postretirement Benefits Other Than Pensions

  ORC provides health care benefits for certain of Rostone's salaried and union retirees and their dependents under two separate but substantially similar plans. Generally, employees are eligible to participate in the medical

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999

benefit plans if, at the time of retirement, they have at least 10 years of service and have attained 62 years of age. Rostone's medical benefit plans are contributory via employee contributions, deductibles and co-payments and are subject to certain annual, lifetime and benefit-specific maximum amounts.

  The following table sets forth the change in the benefit obligation and the funded status of the health care benefits for the years ended December 31, 1999, 1998 and 1997:

                                                          1999    1998    1997
                                                         ------  ------  ------
   Benefit obligation at beginning of year.............. $1,409  $1,621  $1,510
     Service cost.......................................     50      43      52
     Interest cost......................................    101      94     109
     Benefit payments...................................    (62)    (46)    (50)
     Amortization of gain...............................   (130)   (303)     --
                                                         ------  ------  ------
   Benefit obligation at end of year....................  1,368   1,409   1,621
   Unrecognized net gain................................    137     141      73
                                                         ------  ------  ------
   Postretirement benefit liability..................... $1,505  $1,550  $1,694
                                                         ======  ======  ======

  The following table sets forth the components of net periodic benefit costs for the health care benefits for the years ended December 31, 1999, 1998 and 1997:

                                                               1999 1998   1997
                                                               ---- -----  ----
   Service cost............................................... $ 50 $  43  $ 52
   Interest cost..............................................  101    94   109
   Recognized actuarial (gain) loss...........................   --  (349)   --
                                                               ---- -----  ----
   Net periodic benefit cost.................................. $151 $(212) $161
                                                               ==== =====  ====

  Benefit costs were estimated assuming retiree health care costs would initially increase at a 10.0% annual rate, decreasing gradually to 5.3% after 15 years. A 1.0% increase in the assumed health care cost trend rate would have increased the APBO at December 31,1999 and postretirement benefit cost for 1999 by $120 and $5, respectively. The discount rate used to estimate the accumulated postretirement benefit obligation was 7.75% for 1999 and 6.5% for 1998 and 1997.

  Health care benefits are funded as claims are paid. In 1999, 1998 and 1997, Rostone's cash payments for such benefits were approximately $62, $46 and $50, respectively.

 Postemployment Benefits

  Other than unemployment compensation benefits required by law, the Company does not provide postemployment benefits to former or inactive employees.

NOTE 10. Stockholders' Equity

 Authorized Capital

  The Company's Certificate of Incorporation authorizes the issuance of 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of "blank check" preferred stock, par value $.01 per share, and

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999

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

 Preferred Stock

  In December 1999, the Company's Board of Directors authorized two series of preferred stock to be issued in connection with the Chatwins Group merger and the Kingway acquisition. On March 16, 2000, the Company issued 9,033 shares of Series A Preferred Stock in exchange for Chatwins Group's preferred stock and 5,000 shares of Series B Preferred Stock in exchange for Kingway's Preferred Stock (see Note 2).

  The Series A Preferred Stock has a redemption price of $9,033. Cumulative dividends at 10% of the redemption price per annum are payable as and when declared by the board of directors. Series A dividends are senior to dividends on the Company's common stock but junior to dividends on Series B Preferred Stock. Subject to Delaware law and restrictions in the Company's debt agreements, Series A Preferred Stock may be redeemed at the Company's option if no shares of Series B Preferred Stock are outstanding. The redemption amount is the redemption price plus accumulated unpaid dividends.

  The Series B Preferred Stock has a redemption price of $5,000. Cumulative dividends at 15% of the redemption price per annum from November 2, 1997 are payable as and when declared by the board of directors. The accumulated dividends as of the date of the Kingway acquisition were $1,781. Series B dividends are senior to dividends on the Company's common stock and to dividends on Series A Preferred Stock. Subject to Delaware law and restrictions in the Company's debt agreements, Series B Preferred Stock may be redeemed at the Company's option. The redemption amount is the redemption price plus accumulated unpaid dividends.

 Dividends

  No dividends have been declared or paid during the past three years with respect to the common stock of the Company. Cash dividends are limited by the availability of funds and by restrictions in the Company's debt agreements (see Note 2).

NOTE 11. Stock Options and Warrants

  At December 31, 1999, the Company has three stock option plans which are described below. In implementing FASB Statement 123 "Accounting for Stock-Based Compensation" in 1996, the Company elected to continue to apply the provisions of APB Opinion 25 and related interpretations in accounting for its plans. Stock option grants during the periods presented were all at exercise prices equal to or above the current market price of the underlying security and, accordingly, no compensation cost has been recognized for the Company's stock option plans. At December 31, 1999, 869,000 shares of common stock were reserved for issuance pursuant to these plans.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


  Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as indicated below:

                                         1999      1998     1997
                                        -------  --------  ------
   Net Loss................ As reported $(1,149) $(12,383) $ (271)
                              Pro forma $(1,199) $(12,667) $ (302)
   Basic and Diluted
     Net Loss per Share.... As reported $ (0.29) $  (3.19) $(0.07)
                              Pro forma $ (0.31) $  (3.26) $(0.08)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0 percent for all years; expected volatility of 25%, risk-free interest rates of 5.5% to 5.7% and expected lives of 5 and 10 years in 1998. There were no options granted during 1999 and 1997. Expected volatility was estimated based on historical performance of the Company's stock prices and is not necessarily an indication of future stock movements.

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

 1992 Warrants

  In addition, during 1992 the Company's Board of Directors approved the issuance of warrants to a director and to a consultant to the Board of Directors to purchase an aggregate of 150,000 shares of the Company's common stock at $1.562 per share. The warrants became exercisable for two years on July 1, 1993. In June 1995, the expiration date of these warrants was extended to June 30, 1999. Warrants to purchase 37,500 shares were exercised in 1998 and to purchase 37,500 shares were exercised in 1999. The remaining warrants to purchase 75,000 shares expired unexercised.

 1993 Option Plan

  Effective September 28, 1993, the Board of Directors of the Company approved the adoption of the 1993 Incentive Stock Option Plan (the "1993 Option Plan") for the granting of options or awards covering up to 250,000 shares of the Company's common stock to officers and other key employees. Under the terms of the 1993 Option Plan, the Compensation Committee of the Board of Directors is authorized to grant (i) stock options (nonqualified or incentive), (ii) restricted stock awards, (iii) phantom stock options, (iv) stock bonuses and
(v) cash bonuses in connection with grants of restricted stock or stock bonuses. In July 1996, the Company granted 50,000 incentive stock options to Richard L. Evans, the Company's Executive Vice President, Chief Financial Officer and Secretary and 5,000 incentive stock options to another officer, all at an exercise price of $4.375 per share. The options were fully vested in July 1998, and are exercisable until July 2001. In February 1998, the Company granted 20,000 options at an exercise price of $5.0625 to Mr. Evans, and in May 1998, the Company granted 75,000 options at an exercise price of $7.21875 to Mr. Bradley. The options vest in installments through February 2000 and are exercisable until February 2003 for Mr. Evans and vest in installments through January 2003 and are exercisable until May 2003 for Mr. Bradley.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


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

  A summary of the status of the Company's stock options and warrants as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                1999               1998               1997
                          ------------------ ------------------ -----------------
                                   Weighted-          Weighted-         Weighted-
                                    Average            Average           Average
                                   Exercise           Exercise          Exercise
Fixed Options             Shares     Price   Shares     Price   Shares    Price
-------------             -------  --------- -------  --------- ------- ---------
Outstanding at beginning
 of year................  335,785    $4.29   215,750    $2.47   215,750   $2.47
Granted.................       --    $  --   170,000    $6.01        --   $  --
Exercised...............  (40,035)   $1.74   (44,965)   $2.04        --   $  --
Forfeited/Expired.......  (85,750)   $1.99    (5,000)   $4.44             $  --
Outstanding at end of
 year...................  210,000    $5.71   335,785    $4.29   215,750   $2.47
Options exercisable at
 year-end...............  154,600    $5.29   258,585    $3.55   193,750   $2.24
Weighted-average fair
 value of options
 granted during the
 year:
Exercise price equal to
 market price on date of
 grant..................             $  --              $2.37             $  --
Exercise price greater
 than market price on
 date of grant..........             $  --              $1.94             $  --

  The following table summarizes information about stock options and warrants outstanding at December 31, 1999:

                            Remaining                   Number                    Number
                           Contractual               Outstanding                Exercisable
   Exercise Price             Life                   at 12/31/99                at 12/31/99
   --------------          -----------               ------------               -----------
      $   4.44              1.5 yrs.                    40,000                     40,000
      $ 5.0625                3 yrs.                    20,000                     12,000
      $ 5.0625                8 yrs.                    75,000                     75,000
      $7.21875              3.5 yrs.                    75,000                     27,600
                                                       -------                    -------
                                                       210,000                    154,600

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


NOTE 12. Taxes on Income

  The components of the Company's income tax (benefit) expense are as follows:

                                                                  Year Ended
                                                                 December 31,
                                                                ----------------
                                                                1999 1998   1997
                                                                ---- -----  ----
Current
  Federal...................................................... $ -- $(676) $ --
  State........................................................   64    15    86
  Foreign......................................................  162    --    --
                                                                ---- -----  ----
                                                                 226  (661)   86
  Deferred.....................................................   --    --    --
                                                                ---- -----  ----
                                                                $226 $(661) $ 86
                                                                ==== =====  ====

  The Company files a consolidated U.S. federal income tax return and its U.S. subsidiaries file combined or separate company income tax returns in states in which they conduct business.

  In September 1995, the Company amended its 1991 and 1992 Federal tax returns to request a refund of Alternative Minimum Tax ("AMT") previously paid. The refund resulted from the carryback of a capital loss originating from the sale, in 1993, of the Company's common stock owned by a subsidiary of the Company. The Company recorded a receivable for this refund in 1993 when the transaction occurred. The IRS audited this refund request and issued a formal IRS agent's report denying the refund claim, and asserting an additional tax deficiency for 1993. The Company appealed the case to the IRS appeals division. Because of the uncertainty over realization of the refund, the Company recorded allowance of $750 for the possible denial of the AMT refund with a corresponding charge to income tax expense in 1996. In August 1998, the Company reached a settlement with the IRS on its appeal. As a result of the settlement, the Company received refunds totaling $676, including interest, and recorded an income tax benefit of $676 in 1998.

  As part of the settlement, the IRS also confirmed the amounts of the Company's net operating loss carryforwards ("NOLs") as of December 1993. Based on the amounts confirmed, the amounts of the Company's NOLs as of December 31, 1999 expire as follows:

      2000............................................................. $ 87,300
      2001.............................................................   27,900
      2002.............................................................   22,000
      2003.............................................................    4,100
      2004.............................................................   53,100
      2005-2009........................................................    9,900
      2010-2019........................................................   20,600
                                                                        --------
                                                                        $224,900

  The Company's ability to use these NOL's to offset future taxable income would be limited if an "ownership change" were to occur for federal income tax purposes. As described in Note 10, the Transfer Restrictions are intended to decrease the likelihood of such an ownership change occurring.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


  Significant components of the Company's deferred tax position at December 31, 1999 and 1998 are as follows:

                                                               1999      1998
                                                             --------  --------
Deferred tax liabilities:
  Excess tax depreciation and bases differences of assets... $ (1,196) $ (1,645)
  Other.....................................................     (172)     (210)
                                                             --------  --------
    Total deferred tax liabilities..........................   (2,088)   (1,855)
                                                             --------  --------
Deferred tax assets:
  NOL and ITC carryforwards.................................   77,224    89,121
  Bases differences of assets and liabilities...............    1,670     1,673
  Provision for Bargo judgment..............................       --     2,865
  Other.....................................................    2,387     2,498
                                                             --------  --------
    Total deferred tax assets...............................   81,281    96,157
                                                             --------  --------
Net deferred tax assets.....................................   79,193    94,302
Valuation allowance.........................................  (79,193)  (94,302)
                                                             --------  --------
                                                             $    -0-  $    -0-
                                                             ========  ========

  The Company has continued to incur tax losses since emerging from bankruptcy in 1988, and there can be no assurance that the Company will be able to utilize the net operating and capital loss carryforwards in excess of those required to offset temporary differences which will result in future taxable income. Therefore, the Company has provided a valuation allowance for the net deferred tax asset. This valuation allowance decreased $15,109 in 1999 (primarily due to expiration of NOL's) and increased $16,924 in 1998 (primarily due to adjustments of the NOL carryforwards in connection with the IRS settlement).

NOTE 13. Related Party Transactions

 Chatwins Group and Affiliates

  At December 31, 1999 Chatwins Group owned 1,450,000 shares, or approximately 37%, of the Company's common stock. As discussed in Note 2, Chatwins Group and the Company merged on March 16, 2000.

  Charles E. Bradley, Sr., President, Chief Executive Officer and a director of the Company, is the Chairman and a director of Chatwins Group and the beneficial owner of approximately 57% of the outstanding common stock of Chatwins Group. John G. Poole, a director of the Company, is a director of Chatwins Group and Thomas L. Cassidy, a director of the Company, was a director of Chatwins Group until June 1997.

  ORC was indebted to CGI Investment Corp. ("CGII") pursuant to a $250 promissory note dated May 21, 1993. CGII is owned 51% by Stanwich Partners, Inc. ("SPI") and 49% by Chatwins Group. Mr. Bradley, Mr. Poole and Mr. Evans are officers, directors and/or stockholders of SPI. The note had an outstanding balance of $477 (principal and accrued interest) on December 31, 1998, and was subordinated to the prior payment of indebtedness owing by ORC to CITBC except that if certain conditions were met, regularly scheduled monthly interest payments could be paid when due. ORC was also permitted to recover certain environmental remediation costs relating to soil and ground water contamination at Rostone's Lafayette, Indiana site by offset against this note. In December, 1999 ORC and CGII agreed to settle this debt and the offset rights for a net payment by ORC of $20.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


  To facilitate the closing of the CITBC Credit Facility, Mr. Bradley guaranteed the obligations of ORC and Reunion Industries under the CITBC Credit Facility, which was repaid on March 16, 2000. Mr. Bradley received a credit support fee from the Company in an aggregate amount equal to 3% per annum of the amount guaranteed, payable monthly. Mr. Bradley's rights to payment of the monthly installments of the credit support fee were subordinated to the prior payment of indebtedness owing by ORC to CITBC.

  Mr. Bradley holds a note from ORC in the amount of $1,017 bearing interest at 11% per annum that was subordinated to the prior payment of indebtedness owing by ORC to CITBC and is now subordinated to indebtedness to Bank of America except that if certain conditions are met, regularly scheduled payments of interest may be paid when due.

  In 1997 and 1998, ORC entered into leases for machinery and equipment with CPS Leasing, a subsidiary of Consumer Portfolio Services, Inc. ("CPS"). Mr. Bradley and Mr. Poole are directors and stockholders of CPS. The leases were for terms of two to three years and were fully amortized in 1999. The Company believes that the terms of these leases were comparable to those available from third parties

  The Company subleases from SPI approximately 1,500 square feet of office space in Stamford, Connecticut for its corporate offices. The Company believes that the terms of this sublease are comparable to those available from third parties.

  In May, 1997, the Company loaned $1,500 to SST Acquisition Corp., a company in which Mr. Bradley and Mr. Poole are stockholders. The loan was repaid after three days with interest at 9% plus a $15 transaction fee.

  Beginning in February 1998, the Company entered into an arrangement for flying services with Butler Air, Inc. ("Butler"). Mr. Bradley is a director of Butler and the owner of 65% of Stanwich Aviation Company, Inc., of which Butler is a wholly owned subsidiary. Butler provides charter flight services for certain business travel by Company officers and employees at rates which the Company believes are comparable to those available from third parties. The Company paid a monthly minimum of $5, which was credited against services as used. This arrangement was terminated in June 1999.

  Beginning in August 1998, the Company borrowed funds for corporate working capital from Stanwich Financial Service Corp. ("SFSC"). Mr. Bradley, Mr. Poole and Mr. Evans are officers, directors and/or stockholders of SFSC. The debt bears interest at 15% and was originally scheduled to mature September 30, 1998. SFSC agreed to extend the maturity to December 31, 1999 while the Company looked for an alternative source of funds. This debt was fully repaid in February and August 1999.

  In August 1999, the Company loaned $310 to SFSC. The loan was scheduled to be repaid in December 1999 with interest at 15%. In December 1999, the Company agreed to extend the maturity to March 2000 and loaned an additional $40 to SFSC, also with interest at 15% and maturing March 2000.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


  Under the arrangements described above, the consolidated financial statements include the following amounts and balances:

                                                                   Year ended
                                                                  December 31,
                                                                 --------------
                                                                 1999 1998 1997
                                                                 ---- ---- ----
      Interest Income:
        SFSC.................................................... $ 15 $ -- $ --
      Rent Expense:
        CPS Leasing.............................................  218  167   64
        SPI.....................................................   32   32   32
      Travel Expense:
        Butler..................................................   55   73   --
      Interest Expense:
        Mr. Bradley.............................................  112  112  112
        CGII....................................................   33   38   38
        SFSC....................................................   38   25   --
      Guarantee fees: Mr. Bradley...............................  666  190   41

                                                              As of December 31,
                                                              -------------------
                                                                 1999      1998
                                                              --------- ---------
      Current assets:
        SFSC: notes receivable..............................     $  350    $  --
        SFSC: interest receivable...........................         15       --
      Current liabilities:
        SFSC: short-term debt...............................         --    1,015
        CGII: interest......................................         --      109
        SFSC: interest......................................         --       25
        Butler: travel......................................         --       18
        Mr. Bradley: fees...................................        123      123
      Long term debt-related parties:
        Mr. Bradley.........................................      1,017    1,017
        CGII................................................         --      368
                                                              As of December 31,
                                                              -------------------
                                                                 1999      1998
                                                              --------- ---------
      Future minimum rental commitments under noncancellable
       operating leases: CPS Leasing........................       $779     $937

  ORC manufactures component parts for Stanwich Acquisition Corp. ("SAC," doing business as Kingway Material Handling Company). Mr. Bradley and Mr. Evans are officers and directors of SAC and own 42.5% and 15%, respectively, of SAC's common stock. Sales to SAC in 1999 and 1998 were $443 and, $209, respectively, and were at margins equivalent to those earned on sales to third party customers at comparable volumes. Receivables from SAC were $65 at December 31, 1999.

  The Company obtains its property, casualty and general liability insurance coverage, as well as health care coverage for corporate and Juliana employees, through a joint arrangement with Chatwins. The Company and Chatwins Group share the costs in proportion to coverages.

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


NOTE 14. Segment Information

  The Company operates in two business segments, which are identified based on products and services.

  The Company, through its wholly owned subsidiary ORC, manufactures high volume, precision plastic products and provides engineered plastics services. ORC's Oneida division and its DPL subsidiary design and produce injection molded parts and provide secondary services such as hot stamping, welding, printing, painting and assembly of such products. In addition, Oneida designs and builds custom molds at its tool shops in order to produce component parts for specific customers. ORC's Rostone division compounds and molds thermoset polyester resins.

  The Company, through its wholly owned subsidiary Juliana, is engaged in wine grape vineyard development and the growing and harvesting of wine grapes for the premium table wine market and provides custom farming services to certain third parties that have acquired vineyard parcels from Juliana.

  The following tables present information about the results of operations and financial position of the Company's business segments:

                                                   Year Ended  December 31,
                                                   --------------------------
                                                    1999      1998     1997
                                                   -------  --------  -------
Revenues
  Plastic products and services................... $71,575  $ 95,064  $93,378
  Agriculture.....................................   4,524     2,254       --
                                                   -------  --------  -------
                                                   $76,099  $ 97,318  $93,378
                                                   =======  ========  =======
  United States................................... $54,354  $ 70,196  $77,031
  International (principally Ireland)............. $21,745    27,122   16,347
                                                   -------  --------  -------
                                                   $76,099  $ 97,318  $93,378
                                                   =======  ========  =======
Income before interest, taxes, and amortization
 (EBITDA)
  Plastic products and service.................... $ 5,514  $  9,034  $ 7,926
  Agriculture.....................................   1,008       118     (219)
  Corporate and other.............................     382   (12,706)  (1,567)
                                                   -------  --------  -------
                                                   $ 6,904  $ (3,554) $ 6,140
                                                   =======  ========  =======
Depreciation and amortization
  Plastic products and services................... $ 3,876  $  3,775  $ 3,457
  Agriculture.....................................     897       547      306
  Corporate and other.............................       1         4        5
                                                   -------  --------  -------
                                                   $ 4,774  $  4,326  $ 3,768
                                                   =======  ========  =======
Income before interest and taxes (EBIT)
  Plastic products and services................... $ 1,638  $  5,259  $ 4,469
  Agriculture.....................................     111      (429)    (525)
  Corporate and other.............................     381   (12,710)  (1,572)
                                                   -------  --------  -------
                                                     2,130    (7,880)   2,372
Interest expense..................................  (3,392)   (3,221)  (3,267)
                                                   -------  --------  -------
Loss from continuing operations before income
 taxes............................................ $(1,262) $(11,101) $  (895)
                                                   =======  ========  =======
Capital Expenditures
  Plastic products and services................... $ 2,025  $  3,113  $ 3,868
  Agriculture.....................................     464        --       --
  Corporate and other.............................      --        --       --
                                                   =======  ========  =======
                                                   $ 2,489  $  3,113  $ 3,868
                                                   =======  ========  =======

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999

                                                            As of December 31,
                                                            -------------------
                                                                1999      1998
                                                            --------- ---------
      Total Assets
        Plastic products and services...................... $  45,836 $  54,638
        Agriculture........................................    18,788    19,058
        Corporate and other................................     1,687     1,178
                                                            --------- ---------
                                                            $  66,311 $  74,874
                                                            ========= =========
      Property Plant and Equipment--Net
        United States...................................... $  31,233 $  34,036
        International (principally Ireland)................     6,404     7,317
                                                            --------- ---------
                                                            $  37,637 $  41,353
                                                            ========= =========

  ORC did not have sales to a single customer that represented more than 10% of ORC's sales during 1999. Accounts receivable at December 31, 1999 include no significant geographic concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

NOTE 15. Commitments and Contingencies

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

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999


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

  In February 1996, Rostone was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. The Company has expended $262 and has accrued an additional $133 based on current estimates of remediation costs.

  In connection with the sale of REC, the Company retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1,200 to discontinued operations, based on revised estimates of the remaining remediation costs. During 1999, the Company conducted remediation work on the property. The Company paid $172 of the total cost of $300. At December 31, 1999, the remaining balance accrued by the Company for remediation costs was $1,326. A regulatory hearing was held in January 2000 to consider the adequacy of the remediation conducted to date. No decision has been rendered to date, but the Company does not believe that the cost of future remediation will exceed the amount accrued. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

 Operating Leases

  At December 31, 1999, the Company's minimum rental commitments under noncancellable operating leases for buildings and equipment are as follows:

      2000............................................................... $  911
      2001...............................................................    822
      2002...............................................................    713
      2003...............................................................    468
      2004...............................................................    230
      Thereafter.........................................................    185
                                                                          ------
        Total............................................................ $3,329
                                                                          ======

  Total rental expenses were $921, $684 and $702 in 1999, 1998 and 1997, respectively.

NOTE 16. Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                           REUNION INDUSTRIES, INC.

                               DECEMBER 31, 1999

  Cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts approximate fair value because of the short maturities of these instruments.

  Long term debt. Approximately 61% of the Company's long term debt has variable rates of interest and 36% bears interest at fixed rates approximating current market rates. Accordingly, management estimates that the carrying amounts approximate the fair value, approximately $30,996 at December 31, 1999 and $26,339 at December 31,1998.

  Approximately 3% ($1,017) of the long term debt is related party debt for which comparable instruments do not exist. Accordingly, it is not practicable to estimate the fair value of this debt. This debt bears interest at 11% and is subject to subordination to the Bank of America Senior Secured Credit Facilities.

NOTE 17. Quarterly Results of Operations (Unaudited)

  Results of operations by quarter for the years ended December 31, 1999 and 1998 are set forth in the following tables:

                                                    1999 Quarter Ended
                                             -----------------------------------
                                             March 31  June 30  Sept 30  Dec 31
                                             --------  -------  -------  -------
Operating Revenue..........................  $19,976   $18,351  $19,440  $18,332
Less Operating Costs and Expenses..........   20,118    19,330   18,779   18,348
                                             -------   -------  -------  -------
  Operating Income (Loss)..................     (142)     (979)     661      (16)
                                             -------   -------  -------  -------
Income (Loss) from continuing operations...   (1,687)    1,512      (84)  (1,229)
Income (Loss) from discontinued operations.       --      (370)     459      250
                                             -------   -------  -------  -------
Net Income (Loss)..........................  $(1,687)  $ 1,142  $   375  $  (979)
                                             =======   =======  =======  =======
Net Income (Loss) Per Share--Basic and
 Diluted...................................  $ (0.43)  $  0.29  $  0.10  $ (0.25)
                                             =======   =======  =======  =======
  Significant items included in continuing
   operations which might affect
   comparability are as follows:
  Provision for Bargo judgment and related
   costs...................................     (966)     (680)      --       --
  Bargo settlement gain....................       --     3,617       --       --

                                                  1998 Quarter Ended
                                           -----------------------------------
                                           March 31 June 30   Sept 30  Dec 31
                                           -------- --------  -------  -------
Operating Revenue......................... $26,368  $ 24,704  $22,957  $23,289
Less Operating Costs and Expenses.........  25,308    24,361   23,588   22,566
                                           -------  --------  -------  -------
  Operating Income (Loss).................   1,060       343     (631)     723
                                           -------  --------  -------  -------
Income (Loss) from continuing operations..     274    (9,330)    (962)    (422)
Loss from discontinued operations.........      --    (1,200)      --     (510)
Extraordinary Item........................      --        --       --     (233)
                                           -------  --------  -------  -------
Net Income (Loss)......................... $   274  $(10,530) $  (962) $(1,165)
                                           =======  ========  =======  =======
Net Income (Loss) Per Share--Basic and
 Diluted.................................. $  0.07  $  (2.72) $ (0.25) $ (0.30)
                                           =======  ========  =======  =======
  Significant items included in continuing
   operations which might affect
   comparability are as follows:
  Provision for Bargo judgment and related
   costs..................................      --    (8,825)      --     (414)
  Provision for merger and refinancing
   costs..................................      --        --   (1,362)      --

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS SCHEDULES

To the Board of Directors
of Reunion Industries, Inc.

Our audit of the consolidated financial statements referred to in our report dated March 16, 2000, appearing on page F-2 of this Form 10-K, also included an audit of the Financial Statement Schedules listed in item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut
March 16, 2000

Schedule I - Condensed Financial Information of Registrant

                     REUNION INDUSTRIES, INC. (Registrant)
                      CONDENSED BALANCE SHEET INFORMATION
                                 (In Thousands)

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                            ASSETS
Current Assets
  Cash......................................................... $   211 $    12
  Note receivable--related party...............................     350       0
  Other current assets.........................................      18      51
                                                                ------- -------
    Total current assets.......................................     579      63
Other Assets
  Equipment--net...............................................       3      10
  Investment in and advances to subsidiaries...................  14,339  26,058
  Debt issuance costs..........................................       0     357
  Other assets.................................................     807     190
                                                                ------- -------
                                                                $15,728 $26,678
                                                                ======= =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short term debt--related parties.......................... $      0  $  1,015
  Accounts payable..........................................      993       319
  Accrued Bargo judgment....................................        0     8,425
  Other current liabilities.................................      190       680
                                                             --------  --------
                                                                1,183    10,439
                                                             --------  --------
Shareholders' Equity
  Common stock..............................................       39        39
  Additional paid-in capital................................   29,402    29,332
  Retained earnings (since January 1, 1989).................  (14,110)  (12,961)
  Cumulative translation adjustment.........................     (786)     (171)
                                                             --------  --------
                                                               14,545    16,239
                                                             --------  --------
                                                             $ 15,728  $ 26,678
                                                             ========  ========

                     REUNION INDUSTRIES, INC. (Registrant)
                 CONDENSED STATEMENT OF OPERATIONS INFORMATION
                                 (In Thousands)

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1999      1998     1997
                                                    -------  --------  -------
Selling, general and administrative expense........ $(1,582) $ (2,088) $(1,776)
Provison for merger and refinancing costs..........      --    (1,362)      --
Interest expense...................................    (326)      (25)      --
Provision for Bargo judgment and related costs.....  (1,646)   (9,239)      --
Bargo settlement gain..............................   3,617        --       --
Intercompany interest income.......................     938     1,238    1,265
Intercompany management fees.......................     300       300      300
Equity in income (loss) of continuing operations
 of consolidated subsidiaries......................  (2,635)       35     (923)
Other income (expense)--net........................      56        40      239
                                                    -------  --------  -------
Loss from continuing operations before taxes.......  (1,278)  (11,101)    (895)
Income tax benefit (expense).......................    (210)      661      (86)
                                                    -------  --------  -------
Loss from continuing operations....................  (1,488)  (10,440)    (981)
Income (loss) from discontinued operations.........     365      (510)      --
Equity in income (loss) of discontinued operations
 of consolidated subsidiaries......................     (26)   (1,200)     710
Equity in income (loss) of extraordinary item
 of consolidated subsidiaries......................      --      (233)      --
                                                    -------  --------  -------
NET LOSS........................................... $(1,149) $(12,383) $  (271)
                                                    =======  ========  =======

                     REUNION INDUSTRIES, INC. (Registrant)
                 CONDENSED STATEMENT OF CASH FLOWS INFORMATION
                                 (In Thousands)

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1999      1998     1997
                                                     -------  --------  ------
Cash Flows from Operating Activities:
  Net Loss.......................................... $(1,149) $(12,383) $ (271)
  Adjustments:
    Depreciation....................................       1         1       3
    Debt issuance costs amortization................     682       539      --
    Bargo judgment provision........................     400     8,425      --
    Bargo settlement gain...........................  (3,617)       --      --
    Bargo settlement payment........................  (5,000)       --      --
    Provision for tax audit settlement..............     370       510      --
    Tax audit settlement payment....................    (973)       --      --
    Equity in (income) loss of consolidated
     subsidiaries...................................   2,661     1,398     213
  Changes in assets and liabilities:
    Interest receivable--consolidated subsidiaries..     145      (868)   (868)
    Payables........................................     673       177      57
    Accruals and other..............................     (46)       59      33
                                                     -------  --------  ------
                                                      (5,853)   (2,142)   (833)
                                                     -------  --------  ------
Cash flows from Investing Activities:
  Dividends from consolidated subsidiaries..........     560       560     564
  Advances (to) from consolidated subsidiaries......   7,727      (317)   (821)
  Deferred merger costs.............................    (803)       --      --
  Loans to related parties..........................    (350)       --      --
  Collection of notes receivable....................     189        76   2,226
  Capital expenditures..............................      --        --      (3)
                                                     -------  --------  ------
                                                       7,323       319   1,966
                                                     -------  --------  ------
Cash flows from Financing Activities:
  Debt issuance costs...............................    (325)     (896)     --
  Increase (decrease) in short term borrowings......  (1,015)    1,015      --
  Proceeds from exercise of stock options and
   warrants.........................................      69        91      --
                                                     -------  --------  ------
                                                      (1,271)      210       0
                                                     -------  --------  ------
Net Increase (Decrease) in Cash.....................     199    (1,613)  1,133
Cash at Beginning of Period.........................      12     1,625     492
                                                     -------  --------  ------
Cash at End of Period............................... $   211  $     12  $1,625
                                                     =======  ========  ======

                            REUNION INDUSTRIES, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in Thousands)

                                        Additions
                                   -------------------
                          Balance
                         Beginning Charges to                              Balance
                          of Year   Earnings   Other       Deductions(1) End of Year
                         --------- ---------- --------     ------------- -----------
Year ended December 31,
 1999:
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts-
     trade receivables..  $   360     $121           0         $(179)      $   302
    Allowance for
     doubtful accounts-
     other..............      348        0           0             0           348
    Reserve for excess
     and obsolete
     inventory..........      528      236           0          (386)          378
    Deferred tax asset
     valuation reserve..   94,302        0     (15,109)(2)         0        79,193
                          -------     ----    --------         -----       -------
      Totals............  $95,538     $357    $(15,109)        $(565)      $80,221
                          =======     ====    ========         =====       =======
Year ended December 31,
 1998:
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts-
     trade receivables..  $   375     $ 86    $      0         $(101)      $   360
    Allowance for
     doubtful accounts-
     other..............      335       13           0             0           348
    Reserve for excess
     and obsolete
     inventory..........      512       37           0           (21)          528
    Deferred tax asset
     valuation reserve..   77,378        0      16,924(3)          0        94,302
                          -------     ----    --------         -----       -------
      Totals............  $78,600     $136    $ 16,924         $(122)      $95,538
                          =======     ====    ========         =====       =======
Year ended December 31,
 1997:
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts-
     trade receivables..  $   434     $  4    $      0         $ (63)      $   375
    Allowance for
     doubtful accounts-
     other..............      317       18           0             0           335
    Reserve for excess
     and obsolete
     inventory..........      321      224           0           (33)          512
    Deferred tax asset
     valuation reserve..   77,827        0           0          (449)       77,378
                          -------     ----    --------         -----       -------
      Totals............  $78,899     $246    $      0         $(545)      $78,600
                          =======     ====    ========         =====       =======

--------
(1)  Utilization of established reserves, net of recoveries

(2)  Decrease for expiration of NOL's

(3)  Increase for adjustment to NOL's resulting from IRS settlement

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Merger Agreement by and between Reunion Resources Company and Reunion
         Industries, Inc. Incorporated by reference to Exhibit 2.1 to
         Registration Statement on Form S-4 (No. 33-64325).
  2.2    Amended and Restated Merger Agreement, dated as of July 28, 1999, between Reunion Industries, Inc. and Chatwins Group, Inc. Incorporated
         by reference to Exhibit 2.2 to Registration Statement on Form S-4
         (File No. 333-84321).
  3.1    Certificate of Incorporation of Reunion Industries, Inc. Incorporated
         by reference to Exhibit 3.1 to Registration Statement on Form S-4 (No.
         33-64325).
  3.2    Bylaws of Reunion Industries, Inc. Incorporated by reference to
         Exhibit 3.2 to Registration Statement on Form S-4 (No. 33-64325).
  3.3    Certificate of Designations for Series A Redeemable Preferred Stock.*
  3.4    Certificate of Designations for Series B Redeemable Preferred Stock*
  4.1    Specimen Stock Certificate evidencing the Common Stock, par value $.01 per share, of Reunion Industries, Inc. Incorporated by reference to
         Exhibit 4.1 to Registration Statement on Form S-4 (Registration No.
         33-64325).
  4.2    Form of Certificate for Series A Redeemable Preferred Stock.*
  4.3    Form of Certificate for Series B Redeemable Preferred Stock.*
 10.1    Buttes Gas & Oil Co. 1992 Nonqualified Stock Option Plan. Incorporated
         by reference to Exhibit 10.35 to the Company's Annual Report on Form
         10-K for the year ended December 31, 1992 (File No. 001-07726).
 10.2    Form of Stock Option Agreement for options issued pursuant to the 1992
         Nonqualified Stock Option Plan. Incorporated by reference to Exhibit
         10.36 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1992 (File No. 001-07726).
 10.3    Reunion Resources Company 1993 Incentive Stock Plan. Incorporated by
         reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1993 (File No.
         001-07726).
 10.4    Form of Stock Option Agreement for options issued pursuant to the 1993
         Incentive Stock Plan. Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1993 (File No. 001-07726).
 10.5    The 1998 Stock Option Plan of Reunion Industries, Inc. Incorporated by
         reference to Exhibit 2.2 to Registration Statement on Form S-4 (No.
         333-56153).
 10.6    Form of Stock Option Agreement for options issued pursuant to the 1998
         Stock Option Plan of Reunion Industries, Inc. Incorporated by
         reference to Exhibit 10.7 to Reunion Industries' Annual Report on Form
         10-K for the year ended December 31, 1998 (File No. 33-64325).
 10.7    Loan and Security Agreement dated as of October 16, 1998 among Oneida
         Rostone Corp., Reunion Industries, Inc. and DPL Acquisition Corp. and
         The CIT Group/Business Credit, Inc. Incorporated by reference to
         Exhibit 10.1 to the Company's Current Report on Form 8-K dated October
         19, 1998 (File No. 33-64325).
 10.8    Amendment No. 1 to Loan and Security Agreement dated as of December
         31, 1998 modifying original Loan and Security Agreement dated as of
         October 16, 1998 among Oneida Rostone Corp., Reunion Industries, Inc.
         and DPL Acquisition Corp. and The CIT Group/Business Credit, Inc.
         Incorporated by reference to Exhibit 10.9 to Reunion Industries'
         Annual Report on Form 10-K for the year ended December 31, 1998 (File
         No. 33-64325).
 10.9    Amendment No. 2 to Loan and Security Agreement dated as of July 14,
         1999 modifying original Loan and Security Agreement dated as of
         October 16, 1998 among Oneida Rostone Corp., Reunion Industries, Inc.
         and DPL Acquisition Corp. and The CIT Group/Business Credit, Inc.
         Incorporated by reference to Exhibit 10.9 to Registration Statement on
         Form S-4 (File No. 333-84321).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.10   Amendment No. 3 to Loan and Security Agreement dated as of August 31,
         1999 modifying original Loan and Security Agreement dated as of
         October 16, 1998 among Oneida Rostone Corp., Reunion Industries, Inc.
         and DPL Acquisition Corp. and The CIT Group/Business Credit, Inc.
         Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-84321).
 10.11   Share Purchase Agreement dated October 17, 1996 between Allied Irish
         Banks Holdings and Investments Limited and DPL Acquisition Corp.
         Incorporated by reference to Exhibit 2.1 to the Company's Current
         Report on Form 8-K dated October 17, 1996 (File No. 33-64325).
 10.12   Stock Purchase Agreement dated as of October 17, 1996 among Frank J.
         Guzikowski, DPL Acquisition Corp., Reunion Industries, Inc., Data
         Packaging International, Inc. and DPL Holdings, Inc. Incorporated by
         reference to Exhibit 2.2 to the Company's Current Report on Form 8-K
         dated October 17, 1996 (File No. 33-64325).
 10.13   Asset Purchase Agreement between Oneida Rostone Corp., Quality Molded
         Products, Inc. and Don A. Owen, dated November 18, 1996. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-
         K dated November 18, 1996 (File No. 33-64325).
 10.14   Asset Purchase Agreement, dated September 30, 1999, by and between
         Chatwins Group, Inc. and Alabama Metal Industries Corporation
         Incorporated by reference to Registration Statement on Form S-4 (File
         No. 333-84321).
 10.15   Amended and Restated Financing and Security Agreement by and among
         Reunion Industries, Inc. as Borrower and Bank of America, National
         Association, as Agent and Bank of America, National Association and
         others as Formula Lenders and Bank of America, National Association
         and others as Term Loan B Lenders dated as of March 16, 2000.*
 10.16   Indenture, dated as of May 1, 1993, by and between Chatwins Group,
         Inc. And The First National Bank of Boston, as trustee, Incorporated by reference to Exhibit 4.4 to Chatwins Group, Inc.'s Registration
         Statement on Form S-1 filed on July 30, 1993 (File No. 33-63274).
 10.17   First Supplemental Indenture and Wavier of Covenants of Indenture
         between The First National Bank of Boston, as trustee, and Chatwins
         Group, Inc. Incorporated by reference to Exhibit 4.32 to Chatwins
         Group, Inc.'s Current Report on Form 8-K dated June 30, 1995 and filed with the Commission on July 3, 1995 (File No. 33-63274).
 10.18   Second Supplemental Indenture between The First National Bank of
         Boston, as trustee, and Chatwins Group, Inc. Incorporated by reference to Exhibit 4.33 to Chatwins Group, Inc.'s Current Report on Form 8-K
         dated June 30, 1995 and filed with the Commission July 3, 19995 (File
         No. 33-63274).
 10.19   Third Supplemental Indenture, dated as of May 28, 1999, between
         Chatwins Group, Inc. and State Street Bank and Trust Company, as
         successor Trustee to The First National Bank of Boston.*
 10.20   Fourth Supplemental Indenture, dated as of March 8, 2000, between
         Chatwins Group, Inc. and State Street Bank and Trust Company, as
         successor Trustee to The First National Bank of Boston.*
 10.21   Fifth Supplemental Indenture, dated as of March 16, 2000, between
         Chatwins Group, Inc., Reunion Industries, Inc. and State Street Bank
         and Trust Company, as successor Trustee to The First National Bank of
         Boston.*
  11.1   Computation of Earnings Per Share.*
  21.1   List of subsidiaries and jurisdictions of organization.*
  23.1   Consent of Independent Public Accountants--PricewaterhouseCoopers
         LLP.*
    27   Financial Data Schedule*

--------
* Filed herewith