Form 10-Q
period 2000-03-31
REUNION INDUSTRIES INC
filed 2000-05-15
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                       Commission File Number 33-64325
                                              --------

                           REUNION INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        DELAWARE                                       06-1439715
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                         300 WEYMAN PLAZA, SUITE 340
                        PITTSBURGH, PENNSYLVANIA 15236
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (412) 885-5501
             ----------------------------------------------------
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

At April 30, 2000, 11,990,109 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 24 pages.

==============================================================================

               FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning results of operations, growth strategies and penetrations of new markets, mergers and joint ventures, financings and/or refinancings, transactions with affiliates, the effects of the year 2000 (Y2K) on electronic technology on which the Company is directly or indirectly dependent and assumptions regarding certain matters. Also, when the words "believes," "expects," "anticipates," "intends," "estimates," "plans," or similar terms or expressions are used in this report, forward-looking statements are being made. Note that all forward-looking statements involve risks and uncertainties, including, without limitation, factors which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                    --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            March 31, 2000 (unaudited) and December 31, 1999              4

          Condensed Consolidated Statement of Income and
            Comprehensive Income for the three months ended
            March 31, 2000 and 1999 (unaudited)                           5

          Condensed Consolidated Statement of Cash Flows for
            the three months ended March 31, 2000 and 1999 (unaudited)    7

          Notes to Condensed Consolidated Financial Statements            8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       15

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   23

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                         23

                   (b)  Reports on Form 8-K                              23


SIGNATURES                                                               24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   AT MARCH 31, 2000 AND DECEMBER 31, 1999
                                (in thousands)


                                              At March 31,     At December 31,
                                                     2000                1999
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  2,833            $    252
Receivables, net                                   39,829              25,787
Inventories, net                                   21,217              12,648
Other current assets                                5,245               3,179
                                                 --------            --------
     Total current assets                          69,124              41,866

Property, plant and equipment, net                 55,542              16,675
Investments, net                                        -               6,270
Due from related parties                            1,356               3,144
Goodwill, net                                      21,690               3,371
Other assets, net                                  13,836               9,694
                                                 --------            --------
Total assets                                     $161,548            $ 81,020
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving credit facilities                      $ 30,001            $  5,834
Current maturities of debt                          9,717              25,022
Current maturities of debt - related party          2,999                   -
Trade payables                                     19,652              12,543
Other current liabilities                          14,206               6,343
Net liabilities of discontinued
  operations                                        2,845               3,011
                                                 --------            --------
     Total current liabilities                     79,420              52,753

Long-term debt                                     58,046              24,997
Long-term debt - related party                      1,017                   -
Other liabilities                                   4,218               1,883
                                                 --------            --------
     Total liabilities                            142,701              79,633

Commitments and contingent liabilities                  -                   -
Minority interests                                  3,268                   -
Redeemable preferred stock                              -               8,938
Stockholders' equity                               15,579              (7,551)
                                                 --------            --------
Total liabilities and stockholders' equity       $161,548            $ 81,020
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
           (in thousands, except per share information)(unaudited)

                                                          Three Months Ended
                                                         March 31,   March 31,
                                                             2000        1999
                                                         --------    --------
     Operating revenue:
Metals Group                                             $ 32,457    $ 33,643
Plastics Group                                              3,103           -
Agriculture                                                    53           -
                                                         --------    --------
  Total sales                                              35,613      33,643
                                                         --------    --------
     Cost of sales:
Metals Group                                               26,418      27,293
Plastics Group                                              2,568           -
Agriculture                                                    50           -
                                                         --------    --------
  Total cost of sales                                      29,036      27,293
                                                         --------    --------
  Gross profit                                              6,577       6,350
Selling, general & administrative                           4,071       3,146
Other expense, net                                            290         153
                                                         --------    --------
  Operating profit                                          2,216       3,051
Interest expense, net                                       2,187       1,817
Equity in loss of continuing operations
  of affiliate                                                296         641
                                                         --------    --------
Income (loss) from continuing operations
  before income taxes                                        (267)        593
Provision for (benefit from) income taxes                    (109)        222
                                                         --------    --------
Income (loss) from continuing operations                     (158)        371
Loss from discontinued operations, net of tax                   -        (447)
                                                         --------    --------
Loss before cumulative effect of change
  in accounting principle and extraordinary items            (158)        (76)
Cumulative effect of change in accounting
  principle, net of tax                                         -        (176)
                                                         --------    --------
Loss before extraordinary items                              (158)       (252)

     Extraordinary items, net of tax:
Write-off of deferred financing costs                        (901)          -
Equity in loss of extraordinary item of affiliate            (163)          -
                                                         --------    --------
  Loss from extraordinary items                            (1,064)          -
                                                         --------    --------
  Net loss and comprehensive loss                        $ (1,222)   $   (252)
                                                         ========    ========

                           REUNION INDUSTRIES, INC.
     CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
        FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999(continued)
           (in thousands, except per share information)(unaudited)

                                                          Three Months Ended
                                                         March 31,   March 31,
                                                             2000        1999
                                                         --------    --------

Loss applicable to common stockholders                   $ (1,386)   $   (366)
                                                         ========    ========
  Earnings per common share - basic and diluted:
Continuing operations                                    $  (0.03)   $   0.03
Discontinued operations                                         -       (0.05)
Change in accounting principle                                  -       (0.02)
Extraordinary items                                         (0.11)          -
                                                         --------    --------
Loss per common share - basic                            $  (0.14)   $  (0.04)
                                                         ========    ========
Weighted average shares
  outstanding - basic and diluted (1)                       9,910       9,500
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

(1) - Weighted average shares outstanding for the three months ended March 31, 1999 has been restated to give retroactive effect to the recapitalization of Chatwins Group in connection with the merger.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (in thousands)
                                 (unaudited)

                                                           Three Months Ended
                                                         March 31,   March 31,
                                                             2000        1999
                                                         --------    --------
Cash provided by (used in) operating activities          $ (1,258)   $  1,234
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (572)       (944)
Acquisition of Kingway common stock                          (100)          -
Cash acquired in merger                                     2,666           -
                                                         --------    --------
Cash provided by (used in) investing activities             1,994        (944)
                                                         --------    --------
  Cash flow from financing activities:
Proceeds from issuance of debt                             30,800           -
Net change in revolving credit facilities                  24,167        (399)
Repayments of debt                                        (50,642)        (48)
Repayments of debt - related party                         (1,076)          -
Payments of deferred financing costs and closing fees      (1,404)          -
                                                         --------    --------
Cash provided by (used in) financing activities             1,845        (447)
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents        2,581        (157)
Cash and cash equivalents, beginning of year                  252         341
                                                         --------    --------
Cash and cash equivalents, end of period                 $  2,833    $    184
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000


NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Current Report on Form 8-K and amendment thereto filed to report the merger with Chatwins Group and related transactions on March 16, 2000 and in Reunion's Annual Report on Form 10-K for the year ended December 31, 1999.

Recent Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. Chatwins Group does not presently have transactions involving derivative instruments.


NOTE 2:  THE MERGER, REFINANCING AND ACQUISITION

The Merger

     On March 16, 2000, Chatwins Group, Inc. (Chatwins Group) and Reunion Industries, Inc. (Reunion) merged, with Reunion as the surviving entity. Prior to the merger, Chatwins Group owned approximately 37% of Reunion's issued and outstanding common stock. Chatwins Group, through its five manufacturing divisions, designs, manufactures and markets a broad range of metal fabricated and machined industrial parts and products, primarily for sale to original equipment manufacturers in a variety of industries. Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has wine grape agricultural operations in Napa County, California.

     As used herein, the term "Company" refers to the merged businesses subsequent to the merger and to Chatwins Group, as the acquirer for purposes of applying purchase accounting, as the text indicates.

     The merger was accounted for as a purchase under APB Opinion No. 16 "Business Combinations" with Chatwins Group as the acquirer for purposes of applying purchase accounting. Accordingly, the Chatwins Group assets and liabilities are accounted for at historical book values and the assets and liabilities of Reunion have been revalued at their estimated fair value. As Chatwins Group is considered to be the acquirer in the merger, the pre-merger financial information presented herein represents the historical financial information of Chatwins Group.

     The non-cash purchase price in the merger was $8.1 million, based on 2,490,000 shares of Reunion common stock not owned by Chatwins Group at March 16, 2000 valued at $3.25 per share, the market price of Reunion common stock between July 28 and August 2, 1999, immediately prior to the announcement of the July 28, 1999 approval by Reunion's board of directors of the amended and restated merger agreement. Assets acquired included approximately $13.3 million of current assets and approximately $29.9 million of fixed and other assets. Liabilities assumed included approximately $9.9 million of current liabilities and $21.6 million of noncurrent liabilities.

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The 1,450,000 shares of Reunion common stock previously owned by Chatwins Group were retired in the merger, as were the previously issued shares of Chatwins Group common stock. The merger agreement also provides that up to an additional 500,000 shares of Reunion common stock will be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses achieve specified performance levels in 2000.

     Holders of Chatwins Group Class D, Series A, B and C preferred stock received 9,033 shares of Reunion Series A preferred stock in the merger. The Reunion Series A preferred stock has an initial redemption price of $9,033,000. Cumulative dividends at 10% of the initial redemption price are payable as and when declared by Reunion's Board of Directors. Dividends on the Reunion Series A preferred stock are senior to dividends on its common stock but junior to dividends on its Series B preferred stock, also issued at the time of the merger in a related transaction. Subject to Delaware law and restrictions in its debt agreements, Series A preferred stock may be redeemed at Reunion's option if no shares of Series B preferred stock are outstanding.

The Refinancing

     Simultaneously with the merger, Reunion entered into $72.5 million of senior secured credit facilities with Bank of America. These credit facilities consist of a $39.0 million revolving credit facility, a $25.8 million term loan A facility, a $5.0 million term loan B facility and a $2.7 million capital expenditures facility.

     Proceeds from initial borrowings under the Bank of America credit facilities were used for various purposes, including repayment of Chatwins Group's existing credit facilities with Bank of America, repayment of Reunion's existing credit facilities with the CIT Group/Business Credit, Inc. and retirement of $25.0 million of Chatwins Group's 13% senior notes plus accrued and unpaid interest.

     In the merger, Reunion assumed the obligations of Chatwins Group under the indenture governing the remaining $24,975,000 of 13% senior notes. The indenture provides that up to $2,525,000 principal amount of the 13% senior notes is scheduled to be repaid in May 2001, $12,500,000 is scheduled to be repaid in May 2002 and the remainder is scheduled to be repaid in May 2003.

Long-term debt consists of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2000                1999
                                              -----------      --------------
                                              (unaudited)
13% senior notes due May 1, 2003 (net of
  unamortized discount of $23 and $52)           $ 24,952            $ 49,923
Term loan A due March 16, 2007                     25,800                   -
Term loan B due March 16, 2003                      5,000                   -
Other                                              12,011                  96
Other - related parties                             4,016                   -
                                                 --------            --------
  Total long-term debt                             71,779              50,019
Current maturities                                 (9,717)            (25,022)
Current maturities - related party                 (2,999)                  -
                                                 --------            --------
  Total long-term debt, less current maturities  $ 59,063            $ 24,997
                                                 ========            ========

Acquisition of Kingway

     Simultaneously with the merger, Reunion acquired Stanwich Acquisition Corporation (SAC), an affiliated company, doing business as Kingway Material Handling (Kingway). Similar to Chatwins Group's Auto-Lok division, Kingway is in the business of producing industrial and commercial storage racks and materials handling systems. Since May 1998, Kingway has been operating in the facilities of Auto-Lok under a services agreement that provided that Kingway would use Auto-Lok's surplus floor space, production workforce, administrative organization and equipment in exchange for fees approximately equal to Auto-Lok's costs. Subsequent to the merger and acquisition, Reunion has integrated Kingway and Auto-Lok into a single business unit.

     The purchase price included $100,000 in cash paid to the then existing common stockholders of Kingway, the assumption of approximately $10.3 million of Kingway's debt and the issuance of $6.8 million of preferred stock in exchange for Kingway's existing preferred stock as described below. Assets acquired included approximately $3.0 million of current assets and approximately $2.1 million of fixed and other assets. Liabilities assumed, including the assumed debt, included approximately $11.7 million of current liabilities and $6.8 million of preferred stock. The purchase price in excess of net assets acquired of approximately $13.5 million was recorded as negative goodwill and is being amortized over 15 years.

     In the acquisition, holders of SAC's preferred stock received in exchange for their shares, 5,000 shares of Reunion Series B preferred stock. The Reunion Series B preferred stock has a redemption price of $5,000,000. Cumulative dividends at 15% of the redemption price from November 2, 1997 are payable as and when declared by Reunion's board of directors. Cumulative dividends as of the date of the acquisition were $1,781,000. Dividends on the Reunion Series B preferred stock are senior to dividends on its common stock and its Series A preferred stock, issued in the merger of Reunion and Chatwins Group. Subject to Delaware law and restrictions in its debt agreements, Series B preferred stock may be redeemed at Reunion's option. The redemption amount is the redemption price plus accumulated unpaid dividends.

Pro Forma Financial Information

     Certain summarized pro forma financial information related to Reunion as if the merger and acquisition of Kingway occurred at the beginning of each of the three month periods ended March 31, 2000 and 1999 is set forth below (in thousands)(unaudited):
                                                          Three Months Ended
                                                         March 31,   March 31,
                                                             2000        1999
                                                         --------    --------
Net sales                                                $ 53,484    $ 57,380
                                                         ========    ========
Loss from continuing operations                          $   (101)   $   (341)
                                                         ========    ========
Basic and diluted EPS from continuing operations         $  (0.05)   $  (0.08)
                                                         ========    ========
Net loss                                                 $   (101)   $   (964)
                                                         ========    ========
Basic and diluted EPS                                    $  (0.05)   $  (0.14)
                                                         ========    ========

     The pro forma loss from continuing operations for the three months ended March 31, 1999 includes a provision of $1.0 million for Bargo litigation judgment and related costs. The Bargo litigation was settled in the third quarter of 1999.


NOTE 3:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2000                1999
                                              -----------      --------------
                                              (unaudited)

Raw materials                                     $ 7,097             $ 5,228
Work-in-process                                     5,740               3,866
Finished goods                                      8,450               3,625
                                                  -------             -------
  Total inventories                                21,287              12,719
Less:  LIFO reserves                                  (70)                (71)
                                                  -------             -------
  Inventories                                     $21,217             $12,648
                                                  =======             =======

NOTE 4:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' equity for the three month period ended March 31, 2000 (in thousands):

                Par            Capital
               Value             in
                 of    Trea-   Excess    Pre-     Accum-
               Common  sury    of Par   ferred    ulated
               Stock   Stock   Value     Stock    Deficit    Total
               ------  -----   -------  -------  --------  --------
At January 1,
  2000           $  3  $(500)  $   873  $     -  $ (7,927) $ (7,551)
  Activity
    (unaudited):
Merger activity   117    500     8,015   15,815         -    24,447
Net loss            -      -         -        -    (1,222)   (1,222)
Preferred stock
  accretions        -      -         -       69      (164)      (95)
                 ----  -----   -------  -------  --------  --------
At March 31,
  2000           $120  $   -   $ 8,888  $15,884  $ (9,313) $ 15,579
                 ====  =====   =======  =======  ========  ========

     The computations of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 2000 and 1999 are as follows (in thousands, except per share amounts)(unaudited):

                                                Income    Shares     EPS
                                               --------  --------  -------
     Three months ended March 31, 2000:
Net loss                                       $ (1,222)
Less:  Preferred stock dividend accretions         (164)
                                               --------
Income available to common stockholders,
  shares outstanding and basic
  and diluted EPS                              $ (1,386)    9,910  $ (0.14)
                                               ========  ========  =======

     Three months ended March 31, 1999:
Net loss                                       $   (252)
Less:  Preferred stock dividend accretions         (114)
                                               --------
Income available to common stockholders,
  shares outstanding and basic
  and diluted EPS                              $   (366)    9,500  $ (0.04)
                                               ========  ========  =======

     The assumed conversion of potentially dilutive instruments is anti-dilutive in both the three month periods ended March 31, 2000 and 1999. Therefore, basic and dilutive EPS are the same in each period. At March 31, 2000, the Company's stock options and warrants outstanding totaled 543,000, all of which were at exercise prices equal to or above the current market price of the underlying security. Weighted average shares outstanding for the three months ended March 31, 1999 has been restated to give effect to the recapitalization of Chatwins Group in connection with the merger.

NOTE 5:  COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

     The Company and its subsidiaries are involved in various litigation matters and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. The Company believes that any material liability which can result from any of such lawsuits or proceedings has been properly reserved for in the Company's consolidated financial statements or is covered by indemnification in favor of the Company or its subsidiaries, and therefore the outcome of these lawsuits or proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Environmental Compliance

     Various federal, state and local laws and regulations, including, without limitation, laws and regulations concerning the storage and use of hazardous substances; the containment and disposal of hazardous waste, oil field waste and other waste materials; the use of storage tanks and underground injection wells; and the use of insecticides and fungicides, directly or indirectly affect the Company's operations. In addition, environmental laws and regulations typically impose ''strict liability'' upon the Company for certain environmental damages. Accordingly, in some situations, the Company could be liable for clean up costs even if the situation resulted from previous conduct of the Company that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company or events outside the control of the Company. Such clean up costs or costs associated with changes in environmental laws and regulations could be substantial and could have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

     In February 1996, Reunion was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. The Company has expended $262 and has accrued an additional $133 based on current estimates of remediation costs.

     In connection with the sale of its discontinued oil and gas business, Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. At

March 31, 2000, the remaining balance accrued by the Company for remediation costs was $1,318. A regulatory hearing was held in January 2000 to consider the adequacy of the remediation conducted to date. No decision has been rendered to date, but the Company does not believe that the cost of future remediation will exceed the amount accrued. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.


NOTE 6:  OPERATING SEGMENT DISCLOSURES

     The Company owns and operates a diverse group of industrial manufacturing operations that design and manufacture highly engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, precision plastic components, heavy-duty cranes and materials handling systems. The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals, home electronics, office equipment and consumer goods. The Company's business units are organized into two major operating groups:

 .    the Metals Group, which is comprised of the pre-merger business units of
Chatwins Group and Kingway

 .    the Plastics Group, which is comprised of the pre-merger plastics business units of Reunion

     The Metals Group, through its five manufacturing divisions (representing the divisions of the former Chatwins Group plus acquired Kingway), designs, manufactures and markets a broad range of fabricated and machined industrial metal parts and products to original equipment manufacturers and end-users. The Metals Group serves over 5,000 customers.

     The Plastics Group manufactures precision molded plastic parts and provides engineered plastics services to more than 500 original equipment manufacturers.

     Reunion also has wine grape agricultural operations in Napa County, California.

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending    Assets
                               ---------  ---------  ---------  ---------
  Three months ended and at
    March 31, 2000:
Metals Group                    $ 32,457   $  3,728   $    566   $ 80,438
Plastics Group (since
  March 17, 2000)                  3,103        264          -     46,136
Agriculture (since
  March 17, 2000)                     53        (10)         -     19,481
Corporate and other                    -       (749)         6     14,048
                                --------   --------   --------   --------
  Totals                        $ 35,613      3,233   $    572   $160,103
                                ========              ========   ========
Depreciation and amortization(2)             (1,017)
Interest expense                             (2,187)
Equity in loss of continuing
  operations of affiliate                      (296)
                                           --------
  Loss from continuing operations
    before income taxes                    $   (267)
                                           ========
  Three months ended March 31, 1999
    and at December 31, 1999:
Metals Group                    $ 33,643   $  4,408   $    601   $ 63,948
Corporate and other                    -       (560)        12     17,072
Discontinued operations                -          -        331          -
                                --------   --------   --------   --------
  Totals                        $ 33,643      3,848   $    944   $ 81,020
                                ========              ========   ========
Depreciation and amortization(2)               (797)
Interest expense                             (1,817)
Equity in loss of continuing
  operations of affiliate                      (641)
                                           --------
  Income from continuing operations
     before income taxes                   $    593
                                           ========

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) is the primary measure used by management in assessing performance.

(2) Excludes amortization of debt issuance expenses of $252,000 and $180,000 for the three month periods ended March 31, 2000 and 1999, respectively, which is included in interest expense.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

RECENT DEVELOPMENTS

The Merger

     On March 16, 2000, Chatwins Group and Reunion merged, with Reunion as the surviving entity. Prior to the merger, Chatwins Group owned approximately 37% of Reunion's issued and outstanding common stock. Chatwins Group, through its five manufacturing divisions, designs, manufactures and markets a broad range of metal fabricated and machined industrial parts and products, primarily for sale to original equipment manufacturers in a variety of industries. Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has wine grape agricultural operations in Napa County, California.

     The merger was accounted for as a purchase under APB Opinion No. 16 "Business Combinations" with Chatwins Group as the acquirer for purposes of applying purchase accounting. Accordingly, the Chatwins Group assets and liabilities are accounted for at historical book values and the assets and liabilities of Reunion have been revalued at their estimated fair value. The excess of purchase price over fair value of assets acquired and liabilities assumed (goodwill), for the acquisition of the approximately 63% of Reunion common stock not previously owned by Chatwins Group has been capitalized and will be amortized over 15 years.

     As used herein, the term "Company" refers to the merged businesses subsequent to the merger and to Chatwins Group, as the acquirer for purposes of applying purchase accounting, as the text indicates.

     The non-cash purchase price in the merger was $8.1 million, based on 2,490,000 shares of Reunion common stock not owned by Chatwins Group at March 16, 2000 valued at $3.25 per share, the market price of Reunion common stock between July 28 and August 2, 1999, immediately prior to the announcement of the July 28, 1999 approval by Reunion's board of directors of the amended and restated merger agreement. Assets acquired included approximately $13.3 million of current assets and approximately $29.9 million of fixed and other assets. Liabilities assumed included approximately $9.9 million of current liabilities and $21.6 million of noncurrent liabilities.

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The 1,450,000 shares of Reunion common stock previously owned by Chatwins Group were retired in the merger, as were the previously issued shares of Chatwins Group common stock. The merger agreement also provides that up to an additional 500,000 shares of Reunion common stock will be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses achieve specified performance levels in 2000.

     Holders of Chatwins Group Class D, Series A, B and C preferred stock received 9,033 shares of Reunion Series A preferred stock in the merger. The Reunion Series A preferred stock has an initial redemption price of $9,033,000. Cumulative dividends at 10% of the initial redemption price are payable as and when declared by Reunion's Board of Directors. Dividends on the Reunion Series A preferred stock are senior to dividends on its common stock but junior to dividends on its Series B preferred stock, also issued at the time of the merger in a related transaction. Subject to Delaware law and restrictions in its debt agreements, Series A preferred stock may be redeemed at Reunion's option if no shares of Series B preferred stock are outstanding.

The Refinancing

     Simultaneously with the merger, Reunion entered into $72.5 million of senior secured credit facilities with Bank of America. These credit facilities consist of a $39.0 million revolving credit facility, a $25.8 million term loan A facility, a $5.0 million term loan B facility and a $2.7 million capital expenditures facility.

     Proceeds from initial borrowings under the Bank of America credit facilities were used for various purposes, including repayment of Chatwins Group's existing credit facilities with Bank of America, repayment of Reunion's existing credit facilities with the CIT Group/Business Credit, Inc. and retirement of $25.0 million of Chatwins Group's 13% senior notes plus accrued and unpaid interest.

     In the merger, Reunion assumed the obligations of Chatwins Group under the indenture governing the remaining $24,975,000 of 13% senior notes. The indenture provides that up to $2,525,000 principal amount of the 13% senior notes is scheduled to be repaid in May 2001, $12,500,000 is scheduled to be repaid in May 2002 and the remainder is scheduled to be repaid in May 2003.

Acquisition of Kingway

     Simultaneously with the merger, Reunion acquired Kingway. Similar to Chatwins Group's Auto-Lok division, Kingway is in the business of producing industrial and commercial storage racks and materials handling systems. Since May 1998, Kingway has been operating in the facilities of Auto-Lok under a services agreement that provided that Kingway would use Auto-Lok's surplus floor space, production workforce, administrative organization and equipment in exchange for fees approximately equal to Auto-Lok's costs. Subsequent to the merger and acquisition, Reunion has integrated Kingway and Auto-Lok into a single business unit.

     The purchase price included $100,000 in cash paid to the then existing common stockholders of Kingway, the assumption of approximately $10.3 million of Kingway's debt and the issuance of $6.8 million of preferred stock in exchange for Kingway's existing preferred stock as described below. Assets acquired included approximately $3.0 million of current assets and approximately $2.1 million of fixed and other assets. Liabilities assumed, including the assumed debt, included approximately $11.7 million of current liabilities and $6.8 million of preferred stock. The purchase price in excess of net assets acquired of approximately $13.5 million was recorded as negative goodwill and is being amortized over 15 years.


GENERAL

     The Company owns and operates a diverse group of industrial manufacturing operations that design and manufacture highly engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, precision plastic components, heavy-duty cranes and materials handling systems. The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals, home electronics, office equipment and consumer goods. The Company's business units are organized into two operating groups:

 .    the Metals Group, which is comprised of the pre-merger business units of
Chatwins Group and Kingway

 .    the Plastics Group, which is comprised of the pre-merger plastics business units of Reunion

     The Metals Group, through its five manufacturing divisions, designs, manufactures and markets a broad range of fabricated and machined industrial metal parts and products to original equipment manufacturers and end-users. The Metals Group serves over 5,000 customers.

     The Plastics Group manufactures precision molded plastic parts and provides engineered plastics services to more than 500 original equipment manufacturers.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to
  Three Months Ended March 31, 1999

Metals Group

     Metals Group sales for the first quarter of 2000 totaled $32.5 million, compared to $33.6 million for the first quarter of 1999, a decrease of $1.1 million, or 4%. A sales increase of $2.6 million in the Metals Group's material handling and computer-assisted picking systems product line (including $1.3 million from Kingway since it was acquired by the Company on March 16, 2000) was more than offset by decreases of $1.9 million in seamless pressure vessels and $1.8 million in heavy-duty crane sales. The increase in material handling sales reflects increased demand and large project bid wins. The decrease in pressure vessel sales in the first quarter of 2000 was due to a decline in order levels in the fourth quarter of 1999 compared to 1998. The Company anticipates an improvement in pressure vessel sales in the second quarter of 2000 due to strong first quarter order levels. Heavy-duty crane sales continue to be impacted by weak order levels due to a downturn in large capital projects in the steel industry caused by strong foreign competition. During the first quarter of 2000, the Company moved to counter this trend by entering the steel bridge fabrication market. Management believes the Company's crane manufacturing processes are ideally suited for complex bridge manufacturing and wishes to position the Company to participate in what management anticipates will be a significant increase in federal transportation spending on bridges through the year 2004. Sales of cylinders and leaf springs remained flat when compared to the 1999 first quarter.

     Metals Group gross profit for the first quarter of 2000 was $6.0 million, or 18.6%, compared to $6.4 million for the first quarter of 1999, or 18.9%, a decrease of $0.4 million. Gross profit decreased during the 2000 first quarter compared to the 1999 first quarter primarily due to the decrease in volume while gross profit as a percentage of sales decreased due to a change in product mix, from the higher margin seamless pressure vessels to the slightly lower margin material handling systems.

Plastics Group

     Plastics Group sales for in the first quarter of 2000 since the March 16, 2000 merger totaled $3.1 million. Such sales resulted in a Plastics Group gross profit of $0.5 million, or 17.2%. A comparison of such results to prior period results is not applicable as, in the merger, the Plastics Group was acquired in a transaction accounted for as a purchase.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first quarter of 2000 were $4.1 million, compared to $3.2 million for the first quarter of 1999, an increase of $0.9 million. SGA expenses in the 2000 first quarter include approximately $0.6 million of SGA from the Plastics Group, Agriculture and the acquired Kingway which were not present in the 1999 first quarter.
The remaining increase was due primarily to an increase in pre-merger related professional fees at Chatwins Group. SGA expenses as a percentage of sales increased to 11.4% for the 2000 first quarter compared to 9.4% in the 1999 first quarter. SGA as a percentage of sales was higher in the 2000 first quarter compared to 1999 due to the additions of the Plastics Group, Agriculture and the acquired Kingway, whose combined SGA as a percentage of related sales was 12.7%, and the increase in pre-merger related professional fees at Chatwins Group.

Other Expense

     Other expense for the first quarter of 2000 was $0.3 million, compared to other expense of $0.2 million for the first quarter of 1999, a net increase of $0.1 million. There were no individually significant or offsetting items in either of the first quarters of 2000 or 1999.

Interest Expense

     Interest expense, net, for the first quarter of 2000 was $2.2 million, compared to $1.8 million for the first quarter of 1999 plus $0.7 million allocated to discontinued operations, indicating a decrease of $0.3 million. The overall decrease in interest expense reflects a decrease in borrowing levels under revolving credit facilities due to the application of the proceeds of $32.1 million from the sale of Chatwins Group's domestic grating business in September 1999 to borrowings under its then existing revolving credit facility. The Company anticipates that interest expense for 2000 will exceed interest expense compared to 1999, which represents the interest expense of pre-merger Chatwins Group, due to the higher level of debt of the post-merger company.

Equity Results

     Equity in loss of continuing operations of affiliate in the first quarters of 2000 and 1999 represents Chatwins Group's pre-merger share of Reunion's loss from continuing operations in each period.

Income Taxes

     There was a tax benefit from continuing operations of $0.1 million for the first quarter of 2000 compared to a tax provision of $0.2 million for the first quarter of 1999. The tax benefit in the 2000 first quarter and tax provision in the 1999 first quarter is directly related to the level of pre-tax operating results in each period.

Discontinued Operations

     There was a loss from discontinued operations during the first quarter of 1999 of more than $0.4 million, net of taxes of $0.2 million. Loss from discontinued operations was comprised of the discontinued grating business of Chatwins Group and includes allocated interest expense of $0.7 million in the 1999 first quarter.

Cumulative Effect of Change in Accounting Principle

     Effective January 1, 1999, Chatwins Group adopted the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires that the costs of start-up activities be expensed as incurred. Such adoption is reported as the cumulative effect of a change in accounting principle in the first quarter of 1999 and resulted in the write-off of $176,000 of start-up costs, net of taxes of $91,000.

Extraordinary Items

     The losses from extraordinary items in the 2000 first quarter of $1.1 million, net of taxes of $0.7 million, represents the pre-merger write-offs of deferred financing costs at both Chatwins Group and pre-merger Reunion.


LIQUIDITY AND CAPITAL RESOURCES

General

     Except for its foreign subsidiaries and agricultural operations, the Company manages its liquidity as a consolidated enterprise. The operating divisions of the Company carry minimal cash balances. Cash generated from the divisions' operating activities generally is used to repay borrowings under revolving credit arrangements, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for the divisions' operating activities generally is provided from funds available under the same revolving credit arrangements. The Company's foreign subsidiaries and agricultural operations are self-sustaining, except that the agricultural operations will require $0.7 million annually for debt service if the property is not sold. The Company does not provide day-to-day operating funds to the foreign subsidiaries and agricultural operations nor does the Company guarantee any of their indebtedness. Although the Company operates in relatively mature markets, it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits.

Recent Developments

     Simultaneously with the Chatwins Group merger, Reunion entered into senior secured credit facilities with Bank of America and other lenders. These credit facilities consist of a $39.0 million revolving credit facility, a $25.8 million term loan A facility amortizing in 84 monthly principal payments, a $5.0 million term loan B facility amortizing in 36 monthly principal payments, and a $2.7 million capital expenditures facility amortizing in 60 monthly principal payments. These facilities have a three-year initial term and automatically renew for additional one-year increments unless either party gives the other notice of termination at least 60 days prior to the beginning of the next one-year term.

     Interest on loans outstanding under the Bank of America facilities, other than term loan B, is payable monthly at variable rates tied to either Bank of America's prime rate, as that term is defined in the financing agreements, or LIBOR, at the option of Reunion. The interest rate tied to the prime rate is initially the prime rate plus 0.50% for the revolving credit facility and the prime rate plus 0.75% for the term loan and capital expenditures facilities. The interest rate tied to LIBOR is initially LIBOR plus 2.75% for the revolving credit facility and LIBOR plus 3.00% for the term loan and capital expenditure facilities. These interest rates will be subject to quarterly adjustment after the first year based on the ratio of Reunion's total funded debt to earnings before interest, taxes, depreciation and amortization. Interest on term loan B is payable monthly at a fixed rate of 15%. Additional interest will accrue on term loan B to yield a total return of 20%. The additional interest is payable when term loan B is fully repaid.

     The Bank of America credit facilities are collateralized by a first priority lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, property, plant and equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

     The facilities require Reunion to comply with financial covenants and other covenants, including cash flow coverage and leverage tests. In addition, the facilities contain various affirmative and negative covenants, including limitations on stockholder and related party distributions. The facilities require Reunion to pay the reasonable expenses incurred by the lenders in connection with the facilities. Available borrowings under the Bank of America revolving credit facility are based upon a percentage of eligible receivables and raw materials, finished goods and work in process inventories.

     Proceeds from initial borrowings under the Bank of America credit facilities were used to repay ORCplastics' credit facilities with CIT Group Business/Credit, Inc. totaling $19.3 million, to repay Chatwins Group's credit facilities with Bank of America totaling $5.2 million, to repay certain debt and acquire stock in the Kingway acquisition totaling $7.4 million and to retire $25.0 million of Chatwins Group's 13% senior notes including $1.2 million of related accrued interest. Proceeds of $1.4 million were used to pay various merger related fees and expenses, including approximately $1.0 million to Bank of America. The Company had approximately $3.8 million of borrowing availability after the initial borrowings. Management believes that the Company's cash flow from operations, together with these credit facilities, will be sufficient for the Company's operating requirements, including capital expenditure and debt service, over the next twelve months.

     On May 1, 2000, the Bank of America revolving credit facility was amended to provide a temporary overadvance availability of up to $1.5 million. Proceeds from this overadvance, which was not fully drawn down, were used for the Company's May 1, 2000 $1.625 million semi-annual interest payment on the 13% senior notes.

     Reunion assumed the obligations of Chatwins Group under the indenture governing the remaining $25.0 million of 13% senior notes. The indenture provides that up to $2.5 million principal amount of the 13% senior notes is scheduled to be repaid in May 2001, $12.5 million is scheduled to be repaid in May 2002 and the remaining balance is scheduled to be repaid in May 2003. The Indenture governing the 13% senior notes also includes covenants which restrict or prohibit: incurrence of indebtedness outside its revolving credit facility unless interest coverage tests are met; dividends, stock repurchases, loans, investments and retirements of junior debt; liens and encumbrances on assets; transactions with affiliates; sales of assets at less than fair value and for less than 75% cash consideration; and mergers, consolidations and the sale of substantially all assets.

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

Summary of 2000 Activities

     Cash and cash equivalents totaled $2.8 million at March 31, 2000. Of the $2.8 million in cash at March 31, 2000, $1.2 million was in the foreign subsidiaries and $1.0 million was in the agricultural operations. During the first quarter of 2000, cash and cash equivalents increased $2.6 million, with $1.2 million used in operations, $2.0 million provided by investing activities and $1.8 million provided by financing activities.

Operating Activities

     Cash used of $1.2 million for operating activities in the first quarter of 2000 was the result of changes in working capital, primarily a reduction in trade payables.

Investing Activities

     Capital expenditures were $0.6 million and $0.1 million was used to acquire the common stock of Kingway. Investing activities also provided $2.7 million of cash acquired in the merger.

Financing Activities

     Proceeds from new term loan borrowings totaled $30.8 million, consisting of $25.8 million of the term loan A facility and $5.0 million of the term loan B facility. Repayments of Chatwins Group's and Reunion's former revolving credit facilities, with the proceeds from the new revolving credit facility, are reflected in the $24.2 million net change in revolving credit facilities. The Company made other repayments of debt totaling $51.8 million with the refinancing proceeds and paid $1.4 million in financing fees and closing costs.


THE YEAR 2000

     The year 2000 issue refers to the potential for disruption to business activities caused by system and processing failures of date-related calculations, and is the result of computer-controlled systems using two digits rather than four to define the year potentially causing the inadvertent recognition of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculation causing disruptions of operations, including among other things, an inability to process transactions, send invoices, or engage in other critical business activities.

     To date, the Company has not experienced any material year 2000 issues or business interruptions, either its own or third parties with which it conducts business, from the coming of the year 2000. However, the Company cannot assure that year 2000 issues will not be experienced in the future. The Company continues to monitor its own systems and those of third parties with which it conducts business for any year 2000 problems.

     The Company has incurred approximately $0.1 million in its assessment and remediation of potential year 2000 issues and does not expect to incur any further year 2000 related costs.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in the market risk factors which affect the Company since the end of the preceding fiscal year.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    The following exhibits are filed herewith in accordance
               with Item 601 of Regulation S-K:

               Exhibit No.         Exhibit Description
               -----------         -------------------

                 27                Financial Data Schedule (electronically
                                   filed report only).

          (b)  Reports on Form 8-K

     On March 31, 2000, the Company filed a Current Report on Form 8-K dated March 16, 2000 to report under Items 2, 5 and 7 that the Company had completed a merger with Chatwins Group and other related matters and to report that the required financial information would be filed at a later time. On May 4, 2000, the Company amended Item 7 of this Current Report on Form 8-K to provided the required financial information.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  May 15, 2000                          REUNION INDUSTRIES, INC.
       ------------                               (Registrant)

                                     By: /s/    Kimball J. Bradley
                                         -------------------------------
                                                Kimball J. Bradley
                                                President and Chief
                                                 Operating Officer




                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Executive Vice President, Finance
                                           and Chief Financial Officer
                                     (chief financial and accounting officer)