Form 10-Q
period 2000-06-30
REUNION INDUSTRIES INC
filed 2000-08-14
CIK 1003429

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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

                        11 STANWIX STREET, SUITE 1400
                        PITTSBURGH, PENNSYLVANIA 15222
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (412) 281-2111
             ----------------------------------------------------
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

At June 30, 2000, 15,235,624 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 30 pages.

==============================================================================

               FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning the sales of businesses and the estimated and potential use of proceeds, results of operations, growth strategies and penetrations of new markets, mergers and joint ventures, financings and/or refinancings, transactions with affiliates, the effects of the year 2000 (Y2K) on electronic technology on which the Company is directly or indirectly dependent and assumptions regarding certain matters. Also, when the words "believes," "expects," "anticipates," "intends," "estimates," "plans," or similar terms or expressions are used in this report, forward-looking statements are being made. Note that all forward-looking statements involve risks and uncertainties, including, without limitation, factors which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                    --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            June 30, 2000 (unaudited) and December 31, 1999               4

          Condensed Consolidated Statement of Income and
            Comprehensive Income for the three and six
            months ended June 30, 2000 and 1999 (unaudited)               5

          Condensed Consolidated Statement of Cash Flows for
            the six months ended June 30, 2000 and 1999 (unaudited)       7

          Notes to Condensed Consolidated Financial Statements            8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       18

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   26

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders   27

          Item 5.  Other Information                                     28

          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                         29

                   (b)  Reports on Form 8-K                              29


SIGNATURES                                                               30

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    AT JUNE 30, 2000 AND DECEMBER 31, 1999
                                (in thousands)


                                               At June 30,     At December 31,
                                                     2000                1999
                                               ----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,216            $    252
Receivables, net                                   39,876              25,787
Inventories, net                                   22,098              12,648
Notes receivable, related parties                     310                   -
Other current assets                                4,961               3,179
                                                 --------            --------
     Total current assets                          68,461              41,866

Property, plant and equipment, net                 55,066              16,675
Investments, net                                        -               6,270
Due from related parties                            1,535               3,144
Goodwill, net                                      21,418               3,371
Other assets, net                                  16,070               9,694
                                                 --------            --------
Total assets                                     $162,550            $ 81,020
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving credit facilities                      $ 33,670            $  5,834
Current maturities of debt                          9,707              25,022
Current maturities of debt - related party          2,998                   -
Trade payables                                     19,464              12,543
Other current liabilities                          12,886               6,343
Net liabilities of discontinued
  operations                                        2,600               3,011
                                                 --------            --------
     Total current liabilities                     81,325              52,753

Long-term debt                                     56,376              24,997
Long-term debt - related party                      1,017                   -
Other liabilities                                   4,353               1,883
                                                 --------            --------
     Total liabilities                            143,071              79,633

Commitments and contingent liabilities                  -                   -
Minority interests                                  3,249                   -
Redeemable preferred stock                              -               8,938
Stockholders' equity                               16,230              (7,551)
                                                 --------            --------
Total liabilities and stockholders' equity       $162,550            $ 81,020
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
           (in thousands, except per share information)(unaudited)

                                   Three Months Ended      Six Months Ended
                                    June 30,   June 30,   June 30,   June 30,
                                       2000       1999       2000       1999
                                   --------   --------   --------   --------
     Operating revenue:
Metals Group                       $ 36,550   $ 27,970   $ 69,007   $ 61,613
Plastics Group                       15,509          -     18,612          -
Agriculture                           1,147          -      1,200          -
                                   --------   --------   --------   --------
  Total sales                        53,206     27,970     88,819     61,613
                                   --------   --------   --------   --------
     Cost of sales:
Metals Group                         28,128     23,519     54,546     50,812
Plastics Group                       12,932          -     15,500          -
Agriculture                           1,071          -      1,121          -
                                   --------   --------   --------   --------
  Total cost of sales                42,131     23,519     71,167     50,812
                                   --------   --------   --------   --------
  Gross profit                       11,075      4,451     17,652     10,801
Selling, general & administrative     6,646      3,494     10,717      6,763
Other expense, net                      257        157        547        310
                                   --------   --------   --------   --------
  Operating profit                    4,172        800      6,388      3,728
Interest expense, net                 2,983      1,771      5,170      3,588
Equity in income (loss) of
  continuing operations of affiliate      -        575       (296)       (67)
                                   --------   --------   --------   --------
Income (loss) from continuing
  operations before income taxes      1,189       (396)       922         73
Provision for (benefit from)
  income taxes                          475       (192)       366         32
                                   --------   --------   --------   --------
Income (loss) from continuing
  operations                            714       (204)       556         41
                                   --------   --------   --------   --------

  Discontinued operations, net of tax:
Income from discontinued operations       -        930          -        609
Equity in loss of discontinued
  operations of affiliate                 -        (93)         -        (93)
                                   --------   --------   --------   --------
  Income from discontinued
    operations                            -        837          -        516
                                   --------   --------   --------   --------
Income before cumulative effect
  of change in accounting principle
  and extraordinary items               714        633        556        557
Cumulative effect of change in
  accounting principle, net of tax        -          -          -       (176)
                                   --------   --------   --------   --------

Income before extraordinary items       714        633        556        381
                                   --------   --------   --------   --------

                           REUNION INDUSTRIES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (continued)
           (in thousands, except per share information)(unaudited)

                                   Three Months Ended      Six Months Ended
                                    June 30,   June 30,   June 30,   June 30,
                                       2000       1999       2000       1999
                                   --------   --------   --------   --------

  Extraordinary items, net of tax:
Write-off of deferred financing costs     -          -       (901)         -
Equity in loss of extraordinary
  item of affiliate                       -          -       (163)         -
                                   --------   --------   --------   --------
  Loss from extraordinary items           -          -     (1,064)         -
                                   --------   --------   --------   --------
Net income (loss) and
  comprehensive income (loss)      $    714   $    633   $   (508)  $    381
                                   ========   ========   ========   ========

Income (loss) applicable to
  common stockholders              $    714   $    519   $   (603)  $    153
                                   ========   ========   ========   ========

  Earnings per common share
    - basic and diluted:
Continuing operations              $   0.06   $  (0.03)  $   0.04   $  (0.02)
Discontinued operations                   -       0.08          -       0.05
Change in accounting principle            -          -          -      (0.02)
Extraordinary items                       -          -      (0.09)         -
                                   --------   --------   --------   --------
Income (loss) per common share
  - basic and diluted              $   0.06   $   0.05   $  (0.05)  $   0.01
                                   ========   ========   ========   ========
Weighted average shares
  outstanding - basic
  and diluted (1)                    12,489      9,500     11,214      9,500
                                   ========   ========   ========   ========

    See accompanying notes to condensed consolidated financial statements.

(1) - Weighted average shares outstanding for the three and six months ended June 30, 1999 have been restated to give retroactive effect to the recapitalization of Chatwins Group in connection with the merger.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                (in thousands)
                                 (unaudited)

                                                           Six Months Ended
                                                          June 30,    June 30,
                                                             2000        1999
                                                         --------    --------
Cash used in operating activities                        $ (3,618)   $    (84)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                       (1,814)     (1,771)
Acquisition of Kingway common stock                          (100)          -
Cash acquired in merger                                     2,666           -
Proceeds from sale of property                                  -       4,563
                                                         --------    --------
Cash provided by investing activities                         752       2,792
                                                         --------    --------
  Cash flow from financing activities:
Proceeds from issuance of debt                             30,800           -
Net change in revolving credit facilities                  27,836      (2,792)
Repayments of debt                                        (52,326)        (48)
Repayments of debt - related party                         (1,076)          -
Payments of deferred financing costs and closing fees      (1,404)          -
                                                         --------    --------
Cash provided by (used in) financing activities             3,830      (2,840)
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents          964        (132)
Cash and cash equivalents, beginning of year                  252         213
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,216    $     81
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2000


NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Current Report on Form 8-K and amendment thereto filed to report the merger with Chatwins Group and related transactions on March 16, 2000 and in Reunion's Annual Report on Form 10-K for the year ended December 31, 1999.

Recent Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have transactions involving derivative instruments.


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

     The merger was accounted for as a purchase under APB Opinion No. 16 "Business Combinations" with Chatwins Group as the acquirer for purposes of applying purchase accounting. Accordingly, Chatwins Group's assets and liabilities are accounted for at historical book values and the assets and liabilities of Reunion have been revalued at their estimated fair value. The Company is currently finalizing the valuation of inventory on the post-merger opening balance sheet. As Chatwins Group is considered to be the acquirer in the merger, the pre-merger financial information presented herein represents the historical financial information of Chatwins Group.

     The purchase price in the merger was $8.1 million, consisting of 2,490,000 shares of Reunion common stock not owned by Chatwins Group at March 16, 2000 valued at $3.25 per share, based on the market price of Reunion common stock between July 28 and August 2, 1999, immediately prior to the announcement of the July 28, 1999 approval by Reunion's board of directors of the amended and restated merger agreement. Assets acquired included approximately $13.3 million of current assets and approximately $23.5 million of fixed and other assets. Liabilities and minority interests assumed included approximately $9.9 million of current liabilities, $21.6 million of noncurrent liabilities and $2.1 million of minority interests. The purchase price in excess of net assets acquired of approximately $4.9 million was recorded as goodwill and is being amortized over 20 years.

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

     Holders of Chatwins Group Class D, Series A, B and C preferred stock received 9,033 shares of Reunion Series A preferred stock in the merger. The Reunion Series A preferred stock has an initial redemption price of $9,033,000. Cumulative dividends at 10% of the initial redemption price are payable as and when declared by Reunion's Board of Directors. See note 4 for a discussion of the exchange of the Company's preferred stock for common stock.

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

Long-term debt consists of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2000                1999
                                              -----------      --------------
                                              (unaudited)
13% senior notes due May 1, 2003 (net of
  unamortized discount of $20 and $52)           $ 24,955            $ 49,923
Term loan A due March 16, 2007                     24,879                   -
Term loan B due March 16, 2003                      4,583                   -
Other                                              11,666                  96
Other - related parties                             4,015                   -
                                                 --------            --------
  Total long-term debt                             70,098              50,019
Current maturities                                 (9,707)            (25,022)
Current maturities - related party                 (2,998)                  -
                                                 --------            --------
  Total long-term debt, less current maturities  $ 57,393            $ 24,997
                                                 ========            ========

Acquisition of Kingway

     Simultaneously with the merger, Reunion acquired Stanwich Acquisition Corp. (SAC), an affiliated company, doing business as Kingway Material Handling (Kingway). Similar to Chatwins Group's Auto-Lok division, Kingway was in the business of producing industrial and commercial storage racks and materials handling systems. Since May 1998 until the acquisition, Kingway had been operating in the facilities of Auto-Lok under a services agreement that provided that Kingway would use Auto-Lok's surplus floor space, production workforce, administrative organization and equipment in exchange for fees approximately equal to Auto-Lok's costs. Subsequent to the merger and acquisition, Reunion integrated Kingway and Auto-Lok into a single business unit.

     The purchase price included $100,000 in cash paid to the then existing common stockholders of Kingway, the assumption of approximately $10.3 million of Kingway's debt and the issuance of $6.8 million of preferred stock in exchange for Kingway's existing preferred stock as described below. Assets acquired included approximately $3.0 million of current assets and approximately $2.1 million of fixed and other assets. Liabilities assumed, including the assumed debt, included approximately $11.7 million of current liabilities and $6.8 million of preferred stock. The purchase price in excess of net assets acquired of approximately $13.5 million was recorded as goodwill and is being amortized over 20 years.

     In the acquisition, the holder of SAC's preferred stock received in exchange for its shares, 5,000 shares of Reunion Series B preferred stock.
The Reunion Series B preferred stock has a redemption price of $5,000,000. Cumulative dividends at 15% of the redemption price from November 2, 1997 are payable as and when declared by Reunion's board of directors. Cumulative dividends as of the date of the acquisition were $1,781,000. See note 4 for a discussion of the exchange of the Company's preferred stock for common stock.

Pro Forma Financial Information

     Certain summarized pro forma financial information related to Reunion as if the merger with Chatwins Group and acquisition of Kingway occurred at the beginning of each of the three and six month periods ended June 30, 2000 and 1999 is set forth below (in thousands)(unaudited):

                                  Three Months Ended       Six Months Ended
                                  June 30,    June 30,    June 30,    June 30,
                                     2000        1999        2000        1999
                                 --------    --------    --------    --------
Net sales                        $ 53,206    $ 50,387    $106,690    $107,767
                                 ========    ========    ========    ========
Income (loss) from continuing
  operations                     $    712    $    254    $    611    $    (87)
                                 ========    ========    ========    ========
Basic and diluted EPS from
  continuing operations          $   0.06    $   0.02    $   0.05    $  (0.01)
                                 ========    ========    ========    ========
Net income (loss)                $    712    $    940    $    611    $    (24)
                                 ========    ========    ========    ========
Basic and diluted EPS            $   0.06    $   0.08    $   0.05    $   0.00
                                 ========    ========    ========    ========

     The pro forma loss from continuing operations for the six months ended June 30, 1999 includes a provision of $1.6 million for Bargo litigation judgment and related costs and a $3.6 million settlement gain. The Bargo litigation was settled in the third quarter of 1999 but before filing of Reunion's Quarterly Report on Form 10-Q for the period ended June 30, 1999.


NOTE 3:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2000                1999
                                              -----------      --------------
                                              (unaudited)

Raw materials                                     $ 7,957             $ 5,228
Work-in-process                                     7,327               3,866
Finished goods                                      6,884               3,625
                                                  -------             -------
  Total inventories                                22,168              12,719
Less:  LIFO reserves                                  (70)                (71)
                                                  -------             -------
  Inventories                                     $22,098             $12,648
                                                  =======             =======

NOTE 4:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' equity for the six month period ended June 30, 2000 (in thousands):

                Par            Capital
               Value             in
                 of    Trea-   Excess    Pre-     Accum-
               Common  sury    of Par   ferred    ulated
               Stock   Stock   Value     Stock    Deficit    Total
               ------  -----   -------  -------  --------  --------
At January 1,
  2000           $  3  $(500)  $   873  $     -  $ (7,927) $ (7,551)
  Activity
    (unaudited):
Merger and
  acquisition
  activity        117    500     8,015   15,815         -    24,447
Net loss            -      -         -        -      (508)     (508)
Preferred stock
  accretions        -      -         -        -       (95)      (95)
Preferred stock
  conversions (1)  32      -    15,720  (15,815)        -       (63)
                 ----  -----   -------  -------  --------  --------
At June 30,
  2000           $152  $   -   $24,608  $     -  $ (8,530) $ 16,230
                 ====  =====   =======  =======  ========  ========

(1) - On June 14, 2000, the Company's Board of Directors approved the exchange of its Series A and Series B preferred stocks for 3,245,515 shares of the Company's common stock at an exchange price of $5.00 per share. The Series A and Series B preferred stock were issued in connection with the March 16, 2000 merger with Chatwins Group and acquisition of Kingway, and had an aggregate liquidation value of $16.2 million. The closing price of the common stock was $1.00 on that date. Except for the par value of the issued common stock and the expense connected with the exchange, the aggregate carrying value of the Series A and B preferred stocks was recorded as additional paid-in capital upon their exchange for common stock. However, see Item 5. Other Information.

     The computations of basic and diluted earnings per common share (EPS) for the three and six month periods ended June 30, 2000 and 1999 are as follows (in thousands, except per share amounts)(unaudited):

                                                Income    Shares     EPS
                                               --------  --------  -------
     Three months ended June 30, 2000:

Income applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted EPS                    $    714    12,489  $  0.06
                                               ========  ========  =======

     Three months ended June 30, 1999:
Net income                                     $    633
Less:  Preferred stock dividend accretions         (114)
                                               --------
Income available to common stockholders,
  weighted average shares outstanding
  and basic and diluted EPS                    $    519     9,500  $  0.05
                                               ========  ========  =======

     Six months ended June 30, 2000:
Net loss                                       $   (508)
Less:  Preferred stock dividend accretions          (95)
                                               --------
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted EPS                    $   (603)   11,214  $ (0.05)
                                               ========  ========  =======

     Six months ended June 30, 1999:
Net income                                     $    381
Less:  Preferred stock dividend accretions         (228)
                                               --------
Income available to common stockholders,
  weighted average shares outstanding
  and basic and diluted EPS                    $    153     9,500  $  0.01
                                               ========  ========  =======

     The assumed conversion of potentially dilutive instruments is anti-dilutive in the three and six month period ended June 30, 1999, therefore, basic and dilutive EPS are the same in each period. At June 30, 2000, the Company's stock options and warrants outstanding totaled 869,000. On June 14, 2000, 326,000 options were awarded with an average exercise price of $1.01 per share. The average market value of the Company's common stock from June 14, 2000 to June 30, 2000 was $1.53 per share. Accordingly, such options include a dilutive component of 111,000 shares. However, due the to the short time period these options were outstanding during the three and six month periods ended June 30, 2000, basic and diluted EPS are the same. The remainder were at exercise prices equal to or above the current market price of the underlying security. Weighted average shares outstanding for the three and six months ended June 30, 1999 have been restated to give effect to the recapitalization of Chatwins Group in connection with the merger.


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

     In February 1996, Reunion was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. The Company has expended $280,000 and has accrued an additional $115,000 based on current estimates of remediation costs.

     In connection with the sale of its discontinued oil and gas business, Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. At June 30, 2000, the remaining balance accrued by the Company for remediation costs was $1,277,000. A regulatory hearing was held in January 2000 to consider the adequacy of the remediation conducted to date. No decision has been rendered to date, but the Company does not believe that the cost of future remediation will exceed the amount accrued. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

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

     The Plastics Group (which is comprised of the pre-merger plastics business units of Reunion) manufactures precision molded plastic parts and provides engineered plastics services to more than 500 original equipment manufacturers. See note 7.

     Reunion also has wine grape agricultural operations in Napa County, California. See note 7.

     The following represents financial data by segment (in
thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(3)
                               ---------  ---------  ---------  ---------
  Three months ended and at
    June 30, 2000:
Metals Group (including
  acquired Kingway since
  March 17, 2000)               $ 36,550   $  5,657   $    278   $ 72,111
Plastics Group (since
  March 17, 2000)                 15,509      1,378        680     36,842
Agriculture (since
  March 17, 2000)                  1,147        172        257     18,533
Corporate and other                    -       (930)        27     35,064
                                --------   --------   --------   --------
  Totals                        $ 53,206      6,277   $  1,242   $162,550
                                ========              ========   ========
Depreciation and amortization(2)             (2,105)
Interest expense                             (2,983)
                                           --------
  Income from continuing operations
    before income taxes                    $  1,189
                                           ========
  Six months ended June 30, 2000:
Metals Group                    $ 69,007   $  9,385   $    844
Plastics Group (since
  March 17, 2000)                 18,612      1,642        680
Agriculture (since
  March 17, 2000)                  1,200        162        257
Corporate and other                    -     (1,679)        33
                                --------   --------   --------
  Totals                        $ 88,819      9,510   $  1,814
                                ========              ========
Depreciation and amortization(2)             (3,122)
Interest expense                             (5,170)
Equity in loss of continuing
  operations of affiliate                      (296)
                                           --------
  Income from continuing operations
    before income taxes                    $    922
                                           ========

  Three months ended June 30, 1999
    and at December 31, 1999:
Metals Group                    $ 27,970   $  2,272   $    549   $ 63,948
Corporate and other                    -       (646)         1     17,072
Discontinued operations                -          -        277          -
                                --------   --------   --------   --------
  Totals                        $ 27,970      1,626   $    827   $ 81,020
                                ========              ========   ========
Depreciation and amortization(2)               (826)
Interest expense                             (1,771)
Equity in income of continuing
  operations of affiliate                       575
                                           --------
  Income from continuing operations
     before income taxes                   $   (396)
                                           ========
  Six months ended June 30, 1999:
Metals Group                    $ 61,613   $  6,557   $  1,150
Corporate and other                    -     (1,206)        13
Discontinued operations                -          -        608
                                --------   --------   --------
  Totals                        $ 61,613      5,351   $  1,771
                                ========              ========
Depreciation and amortization(2)             (1,623)
Interest expense                             (3,588)
Equity in loss of continuing
  operations of affiliate                       (67)
                                           --------
  Income from continuing operations
     before income taxes                   $     73
                                           ========

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) is the primary measure used by management in assessing performance.

(2) Excludes amortization of debt issuance expenses of $123,000 and $180,000 for the three month periods ended June 30, 2000 and 1999, respectively, and $375,000 and $360,000 for the six month periods ended June 30, 2000 and 1999, respectively, which are included in interest expense.

(3) Corporate and other total assets at June 30, 2000 is primarily comprised of goodwill and deferred tax assets.


NOTE 7:  PENDING DISPOSITIONS

     On July 7, 2000, the Company announced that it had entered into a definitive agreement to sell substantially all of its wine grape agricultural operations and real estate holdings in Napa County, California. The $17 million estimated net proceeds from the sale after transaction-related costs are anticipated to be used to reduce debt and for corporate purposes. The buyer has placed a nonrefundable deposit in escrow. Management expects the transaction to close in September 2000.

     On August 10, 2000, the Company announced that it had entered into a definitive agreement to sell its Irish plastics subsidiary, Data Packaging, Ltd. The estimated net proceeds of $13.4 million from the sale are anticipated to be used to repay debt including a portion of the Company's senior secured and revolving credit borrowings with Bank of America, and for general corporate purposes. The transaction is scheduled to close by August 31, 2000.

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

     The merger was accounted for as a purchase under APB Opinion No. 16 "Business Combinations" with Chatwins Group as the acquirer for purposes of applying purchase accounting. Accordingly, the Chatwins Group assets and liabilities are accounted for at historical book values and the assets and liabilities of Reunion have been revalued at their estimated fair value. The excess of purchase price over fair value of assets acquired and liabilities assumed (goodwill), for the acquisition of the approximately 63% of Reunion common stock not previously owned by Chatwins Group has been capitalized and will be amortized over 20 years.

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

     Holders of Chatwins Group Class D, Series A, B and C preferred stock received 9,033 shares of Reunion Series A preferred stock in the merger. The Reunion Series A preferred stock has an initial redemption price of $9,033,000. Cumulative dividends at 10% of the initial redemption price are payable as and when declared by Reunion's Board of Directors. See note 4 for a discussion of the exchange of the Company's preferred stock to common stock.

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

Pending Dispositions

     On July 7, 2000, the Company announced that it had entered into a definitive agreement to sell substantially all of its wine grape agricultural operations and real estate holdings in Napa County, California. The $17 million estimated net proceeds from the sale after transaction-related costs are anticipated to be used to reduce debt and for corporate purposes. The buyer has placed a nonrefundable deposit in escrow. Management expects the transaction to close in September 2000.

     On August 10, 2000, the Company announced that it had entered into a definitive agreement to sell its Irish plastics subsidiary, Data Packaging, Ltd. The estimated net proceeds of $13.4 million from the sale are anticipated to be used to repay debt, including a portion of the Company's senior secured and revolving credit borrowings with Bank of America, and for general corporate purposes. The transaction is scheduled to close by August 31, 2000.


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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to
  Three Months Ended June 30, 1999

Metals Group

     Metals Group sales for the second quarter of 2000 totaled $36.6 million, compared to $28.0 million for the second quarter of 1999, an increase of $8.6 million, or 31%. Sales increases of $5.2 million in the Metals Group's materials handling and computer-assisted picking systems product line (including $5.9 million of Kingway sales during the second quarter of 2000, not included in the second quarter of 1999), $2.4 million in seamless pressure vessels sales and $1.6 million in bridge fabrication sales primarily comprised the increase in second quarter 2000 Metals Group sales. Such increases were partially offset by a $0.7 million decrease in cylinder sales. The increase in material handling sales reflects increased demand and large project bid wins. The increase in pressure vessel sales was due to strong first quarter 2000 order levels which began to ship in the second quarter. Sales of cylinders were down due to softness in the hydraulic cylinder market. Sales of leaf springs remained flat when compared to the 1999 second quarter.

     Metals Group gross profit for the second quarter of 2000 was $8.4 million, or 23.0% of sales, compared to $4.4 million for the second quarter of 1999, or 15.9% of sales, an increase of $4.0 million. Gross profit in both dollars and as a percentage of sales increased during the 2000 second quarter compared to the 1999 second quarter primarily due to the increase in volume and due to a change in product mix, to the higher margin seamless pressure vessels.

Plastics Group

     Plastics Group sales for in the second quarter of 2000 totaled $15.5 million. Such sales resulted in a Plastics Group gross profit of $2.6 million, or 16.6% of sales. A comparison of such results to prior period results is not applicable as, in the merger, the Plastics Group was acquired in a transaction accounted for as a purchase.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the second quarter of 2000 were $6.6 million, compared to $3.5 million for the second quarter of 1999, an increase of $3.1 million. SGA expenses in the 2000 second quarter include approximately $2.9 million of SGA from the Plastics Group, Agriculture and the acquired Kingway which are not included in the 1999 second quarter results. The remaining increase was due primarily to an increase in pre-merger related professional fees at Chatwins Group. SGA expenses as a percentage of sales was 12.5% for both the 2000 and 1999 second quarters.

Other Expense

     Other expense for the second quarter of 2000 was $0.3 million, compared to other expense of $0.2 million for the second quarter of 1999, a net increase of $0.1 million. There were no individually significant or offsetting items in either of the second quarters of 2000 or 1999.

Interest Expense

     Interest expense, net, for the second quarter of 2000 was $3.0 million, compared to $1.8 million for the second quarter of 1999 plus $0.6 million allocated to discontinued operations, indicating an increase of $0.6 million. The overall increase in interest expense reflects the higher level of debt of the post-merger company when compared to the 1999 debt levels of pre-merger Chatwins Group. The Company anticipates that interest expense for 2000 will exceed interest expense compared to 1999, which represents the interest expense of pre-merger Chatwins Group alone, due to the higher level of debt of the post-merger company.

Equity Results

     Equity in income of continuing operations of affiliate in the second quarter of 1999 represents Chatwins Group's pre-merger share of Reunion's income from continuing operations.

Income Taxes

     There was a non-cash tax provision from continuing operations of $0.5 million for the second quarter of 2000 compared to a non-cash tax benefit of $0.2 million for the second quarter of 1999. The tax provision in the 2000 second quarter and tax benefit in the 1999 second quarter are directly related to the level of pre-tax operating results in each period.

Discontinued Operations

     There was income from discontinued operations during the second quarter of 1999 of $0.8 million, net of taxes of nearly $0.6 million. Income from discontinued operations was comprised of the income from the discontinued grating business of Chatwins Group and equity in loss of discontinued operations of pre-merger Reunion. The second quarter 1999 income from the discontinued grating business includes a pre-tax gain of $1.7 million from the sale of property and allocated interest expense of $0.6 million. There were no results from discontinued operations in the second quarter of 2000.

Six Months Ended June 30, 2000 Compared to
  Six Months Ended June 30, 1999

Metals Group

     Metals Group sales for the first half of 2000 totaled $69.0 million, compared to $61.6 million for the first half of 1999, an increase of $7.4 million, or 12%. Sales increases of $7.9 million in the Metals Group's materials handling and computer-assisted picking systems product line (including $7.2 million from Kingway since it was acquired by the Company on March 16, 2000), $0.5 million in seamless pressure vessels and $2.6 million in bridge fabrication sales were partially offset by decreases of $2.9 million in heavy-duty crane sales and $0.9 million in cylinder sales. The increase in material handling sales reflects increased demand and large project bid wins. The increase in pressure vessel sales in the first half of 2000 was due to strong first quarter 2000 order levels which began to ship in the 2000 second quarter. Heavy-duty crane sales continue to be impacted by weak order levels due to a downturn in large capital project spending in the steel industry caused by strong foreign competition. During the first quarter of 2000, the Company moved to counter this trend by entering the steel bridge fabrication market. Management believes the Company's crane manufacturing processes are ideally suited for complex bridge manufacturing and wishes to position the Company to participate in what management anticipates will be a significant increase in state and federal transportation spending on bridges through the year 2004. Sales of cylinders was down due to softness in the hydraulic cylinder market. Sales of leaf springs remained flat when compared to the 1999 first half.

     Metals Group gross profit for the first half of 2000 was $14.5 million, or 21.0% of sales, compared to $10.8 million for the first half of 1999, or 17.5% of sales, an increase of $3.7 million. Gross profit in both dollars and as a percentage of sales increased during the 2000 first half compared to the 1999 first half primarily due to the increase in volume and due to a change in product mix, to the higher margin seamless pressure vessels.

Plastics Group

     Plastics Group sales for in the first half of 2000 since the March 16, 2000 merger totaled $18.6 million. Such sales resulted in a Plastics Group gross profit of $3.1 million, or 16.7% of sales. A comparison of such results to prior period results is not applicable as, in the merger, the Plastics Group was acquired in a transaction accounted for as a purchase.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first half of 2000 were $10.7 million, compared to $6.8 million for the first half of 1999, an increase of $3.9 million. SGA expenses in the 2000 first half include approximately $3.4 million of SGA from the Plastics Group, Agriculture and the acquired Kingway which were not present in the 1999 first half. The remaining increase was due primarily to an increase in pre-merger related professional fees at Chatwins Group. SGA expenses as a percentage of sales increased to 12.1% for the 2000 first half compared to 11.0% in the 1999 first half. SGA as a percentage of sales was higher in the 2000 first half compared to 1999 due to the additions of the Plastics Group, Agriculture and the acquired Kingway, whose combined SGA as a percentage of related sales was 12.8%, and the increase in pre-merger related professional fees at Chatwins Group.

Other Expense

     Other expense for the first half of 2000 was $0.5 million, compared to other expense of $0.3 million for the first half of 1999, a net increase of $0.2 million. There were no individually significant or offsetting items in either of the first halves of 2000 or 1999.

Interest Expense

     Interest expense, net, for the first half of 2000 was $5.2 million, compared to $3.6 million for the first half of 1999 plus $1.3 million allocated to discontinued operations, indicating an increase of $0.3 million. The overall increase in interest expense reflects the higher level of debt of the post-merger company when compared to the 1999 debt levels of pre-merger Chatwins Group. The Company anticipates that interest expense for 2000 will exceed interest expense compared to 1999, which represents the interest expense of pre-merger Chatwins Group alone, due to the higher level of debt of the post-merger company.

Equity Results

     Equity in loss of continuing operations of affiliate in the first halves of 2000 and 1999 represents Chatwins Group's pre-merger share of Reunion's loss from continuing operations in each period.

Income Taxes

     There was a non-cash tax provision from continuing operations of $0.4 million for the first half of 2000 compared to a non-cash tax provision of less than $0.1 million for the first half of 1999. The tax provisions in the first halves of 2000 and 1999 are directly related to the level of pre-tax results from continuing operations in each period.

Discontinued Operations

     There was income from discontinued operations during the first half of 1999 of $0.5 million, net of taxes of $0.3 million. Income from discontinued operations was comprised of the income from the discontinued grating business of Chatwins Group and equity in loss of discontinued operations of pre-merger Reunion. The first half of 1999 income from the discontinued grating business includes a pre-tax gain of $1.7 million from the sale of property and allocated interest expense of $1.3 million. There were no results from discontinued operations in the first half of 2000.

Extraordinary Items

     The losses from extraordinary items in the 2000 first half of $1.1 million, net of taxes of $0.7 million, represents the pre-merger write-offs of deferred financing costs at both Chatwins Group and pre-merger Reunion.


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

     The facilities require Reunion to comply with financial covenants and other covenants, including fixed charge coverage and leverage tests. The fixed charge coverage covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter beginning with the quarter ended June 30, 2000 for the year-to-date period starting on April 1, 2000. For quarters ended March 31, 2001 and thereafter, the components of the calculation are on a rolling twelve-month basis. The ratio is defined as EBITDA (adjusted to exclude non-financed capital expenditures and income taxes paid) divided by fixed charges (defined as scheduled or required principal and interest payments on debt). For the quarter ended June 30, 2000 the required minimum fixed charge coverage ratio is 1.15:1. The actual ratio of 1.39:1 for the quarter ended June 30, 2000 was in compliance with the required minimum. The first test for the financial covenant related to leverage is December 31, 2000. In addition, the facilities contain various affirmative and negative covenants, including limitations on stockholder and related party distributions. As of the date of this report, the Company was in compliance with all other covenants. The facilities require Reunion to pay the reasonable expenses incurred by the lenders in connection with the facilities. Available borrowings under the Bank of America revolving credit facility are based upon a percentage of eligible receivables and raw materials, finished goods and work in process inventories.

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

     On May 1, 2000, Bank of America and Reunion Industries entered into a letter agreement to provide Reunion with a temporary overadvance availability under the Bank of America revolving credit facility of up to $1.5 million. This letter agreement expired on May 30, 2000. Proceeds from this overadvance, which was not fully drawn down, were used for the Company's May 1, 2000 $1.623 million semi-annual interest payment on its $24,975,000 of outstanding 13% senior notes. Reunion paid Bank of America a $50,000 overadvance fee in connection with this letter agreement.

     Upon the expiration of the May 1, 2000 letter agreement, Reunion and Bank of America entered into a letter agreement dated June 1, 2000 to provide Reunion with a temporary overadvance availability under the Bank of America revolving credit facility of up to $2.0 million. This letter agreement expired on June 16, 2000. Proceeds from this overadvance were used to fund changes in working capital. Reunion paid Bank of America a $100,000 overadvance fee in connection with this letter agreement.

     Upon the expiration of the June 1, 2000 letter agreement, Reunion and Bank of America entered into a first amendment to the Bank of America financing and security agreement dated June 26, 2000 to provide Reunion with a special availability loan under the Bank of America revolving credit facility of up to $5.0 million. The amount of the special availability loan was $5.0 million from June 17, 2000 through July 14, 2000; $4.5 million from July 15, 2000 through July 31, 2000 and was reduced to zero thereafter. Proceeds from this special availability loan were used to fund changes in working capital. The first amendment provided for weekly special availability fees to be paid to Bank of America by Reunion in the amount of $75,000 per week if the amount of the special availability loan was equal to or greater than $4.0 million; $50,000 per week if the amount of the special availability loan was equal to or greater than $2.0 million but less than $4.0 million and $25,000 per week if the amount of the special availability loan was less than $2.0 million. Reunion paid Bank of America fees totaling $375,000 over the term of this special availability loan.

     Upon the expiration of the June 26, 2000 first amendment to the Bank of America financing and security agreement, Reunion and Bank of America entered into a second amendment to the Bank of America financing and security agreement dated August 1, 2000 to provide Reunion with a special availability loan under the Bank of America revolving credit facility of up to $3.5 million. The amount of the special availability loan is $3.5 million from August 1, 2000 through August 21, 2000; $3.0 million from August 22, 2000 through August 31, 2000 and is reduced to zero thereafter. Proceeds from this special availability loan are being used to fund changes in working capital. The second amendment provides for weekly special availability fees to be paid to Bank of America by Reunion in the amount of $50,000 per week if the amount of the special availability loan is greater than $3.0 million and $25,000 per week if the amount of the special availability loan is equal to or less than $3.0 million. As of the date of this report, Reunion has paid Bank of America fees totaling $50,000 under this special availability loan.

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

     The indenture also requires that the company maintain EBITDA (as defined in the indenture) of at least $7.2 million on a last twelve months basis at the end of each fiscal quarter and that the company offer to repurchase some or all of the 13% senior notes upon a change of control or the sale of a significant amount of assets where the proceeds are not reinvested in other manufacturing assets within 180 days of the sale. In the first half of 2000, the Company generated $9.5 million of EBITDA.

     On July 7, 2000, the Company announced that it had entered into a definitive agreement to sell substantially all of its wine grape agricultural operations and real estate holdings in Napa County, California. The $17 million estimated net proceeds from the sale after transaction-related costs are anticipated to be used to reduce debt and for corporate purposes. The buyer has placed a nonrefundable deposit in escrow. Management expects the transaction to close in September 2000.

     On August 10, 2000, the Company announced that it had entered into a definitive agreement to sell its Irish plastics subsidiary, Data Packaging, Ltd. The estimated net proceeds of $13.4 million from the sale are anticipated to be used to repay debt, including a portion of the Company's senior secured and revolving credit borrowings with Bank of America, and for general corporate purposes. The transaction is scheduled to close by August 31, 2000.

Summary of 2000 Activities

     Cash and cash equivalents totaled $1.2 million at June 30, 2000. Of the $1.2 million in cash at June 30, 2000, $0.7 million was in the foreign subsidiaries and $0.2 million was in the agricultural operations. During the first half of 2000, cash and cash equivalents increased $1.0 million, with $3.6 million used in operations, $0.8 million provided by investing activities and $3.8 million provided by financing activities.

Operating Activities

     Cash used of $3.6 million for operating activities in the first half of 2000 was the result of changes in working capital.

Investing Activities

     Capital expenditures were $1.8 million and $0.1 million was used to acquire the common stock of Kingway. Investing activities also provided $2.7 million of cash acquired in the merger.

Financing Activities

     Proceeds from new term loan borrowings totaled $30.8 million, consisting of $25.8 million of the term loan A facility and $5.0 million of the term loan B facility. Repayments of Chatwins Group's and Reunion's former revolving credit facilities, with the proceeds from the new revolving credit facility, are reflected in the $27.8 million net change in revolving credit facilities. The Company made other repayments of debt totaling $51.8 million with the refinancing proceeds and paid $1.4 million in financing fees and closing costs. During the second quarter of 2000, the Company made payments totaling $1.3 million on its term loan A and B facilities and $0.3 million on other debt, primarily capital leases.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in the market risk factors which affect the Company since the end of the preceding fiscal year.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of Reunion Industries stockholders held on June 14, 2000 for the record date of April 28, 2000, stockholders holding a majority of the shares of common stock of Reunion Industries voted to approve the proposals included in Reunion Industries' proxy statement as follows:

Proposal 1:  Election of Directors              For         Withhold
                                             ----------    ----------
Thomas N. Amonett                            11,624,367        79,336
Charles E. Bradley, Sr.                      11,624,111        79,592
Kimball J. Bradley                           11,623,406        80,297
Thomas L. Cassidy                            11,623,902        79,801
W. R. Clerihue                               11,623,916        79,787
Joseph C. Lawyer                             11,624,186        79,517
Franklin Myers                               11,623,886        79,817
John G. Poole                                11,624,262        79,441


Proposal 2:  To consider and act upon such other business as may properly come before the meeting
                                                          Broker
                For          Against      Abstained     Non-Votes
             ----------    ----------    ----------    ----------
             10,963,386       456,423       283,894             -

Item 5.   Other Information

     On June 14, 2000, the Company's Board of Directors approved the exchange of its Series A and Series B preferred stocks for 3,245,515 shares of the Company's common stock at an exchange price of $5.00 per share. The Series A and Series B preferred stocks were issued in connection with the March 16, 2000 merger with Chatwins Group and acquisition of Kingway, and had an aggregate liquidation value of $16.2 million. The closing price of Reunion's common stock was $1.00 on that date.

     The Series A preferred stock was issued to holders of Chatwins Group's Class D, Series A, B and C preferred stock in exchange for their shares. Since its incorporation on May 12, 1988, Chatwins Group has had several classes of preferred stock outstanding. Since that time, Chatwins Group made liquidation value and dividend accretions totaling $15.0 million recorded as charges to retained earnings. Of the $15.0 million of such charges, $12.5 million related to its Class D, Series A, B and C preferred stock. Since May 12, 1988, Chatwins Group made payments for redemptions and dividends totaling $3.5 million related to such preferred stock. Accordingly, $9.0 million of such charges on its Class D, Series A, B and C preferred stock remained unpaid.

     Because Chatwins Group was considered the acquirer in the merger (see
Part I, Item 1, Note 2), Reunion Industries' accumulated deficit at June 30, 2000 is primarily comprised of the historical activity of Chatwins Group which includes its historical results of operations, dividends declared and paid and the $9.0 million of unpaid liquidation value and dividend accretions. Because the newly merged Reunion's accumulated deficit is largely a legacy of the former Chatwins Group's preferred stock accretions, the Company is providing the following supplemental disclosure of the components of the $8.5 million accumulated deficit at June 30, 2000 so as to separate operating results from preferred stock accretions and dividends paid. Such amounts are as follows (in 000's)(unaudited):
                                                     Components
                                                    of Reunion's
                                                    Accumulated
                                                      Deficit
                                                    ------------
Accumulated deficit on May 12, 1988 (date of
  incorporation of Chatwins Group)                      $    (13)
Cumulative net income (including post-merger
  net loss of $508)                                        6,939
Preferred stock liquidation accretions, all classes       (7,728)
Preferred stock dividend accretions, all classes          (7,293)
Dividends paid                                              (435)
                                                        --------
Accumulated deficit at June 30, 2000                    $ (8,530)
                                                        ========

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

     On June 16, 2000, the Company filed a Current Report on Form 8-K dated June 14, 2000 to report that its board of directors approved the exchange of its Series A and Series B preferred stocks for 3,245,515 shares of the Company's common stock at an exchange price of $5.00 per share.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  August 14, 2000                        REUNION INDUSTRIES, INC.
       ---------------                             (Registrant)

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