Form 10-Q
period 2000-09-30
REUNION INDUSTRIES INC
filed 2000-11-14
CIK 1003429

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

At October 31, 2000, 15,235,624 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 34 pages.

==============================================================================

               FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. The forward-looking statements contained in this report are enclosed in brackets [] for ease of identification. Note that all forward-looking statements involve risks and uncertainties, including, without limitation, factors which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            September 30, 2000 (unaudited) and December 31, 1999          4

          Condensed Consolidated Statement of Income and
            Comprehensive Income for the three and nine
            months ended September 30, 2000 and 1999 (unaudited)          5

          Condensed Consolidated Statement of Cash Flows for the
            nine months ended September 30, 2000 and 1999 (unaudited)     7

          Notes to Condensed Consolidated Financial Statements            8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       19

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   31

PART II.  OTHER INFORMATION

          Item 5.  Other Information                                     32

          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                         33

                   (b)  Reports on Form 8-K                              33


SIGNATURES                                                               34

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                 AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                (in thousands)


                                          At September 30,     At December 31,
                                                     2000                1999
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    826            $    252
Receivables, net                                   35,863              25,787
Inventories, net                                   20,973              12,648
Notes receivable, related parties                     310                   -
Other current assets                                3,419               3,179
Net assets of discontinued operations               5,533                   -
                                                 --------            --------
     Total current assets                          66,924              41,866

Property, plant and equipment, net                 32,614              16,675
Investments, net                                        -               6,270
Due from related parties                            2,025               3,144
Goodwill, net                                      18,355               3,371
Other assets, net                                  16,647               9,694
                                                 --------            --------
Total assets                                     $136,565            $ 81,020
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving credit facilities                      $ 29,329            $  5,834
Current maturities of debt                          4,023              25,022
Current maturities of debt - related party          2,998                   -
Trade payables                                     18,714              12,543
Other current liabilities                          12,444               6,343
Net liabilities of discontinued
  operations                                            -               3,011
                                                 --------            --------
     Total current liabilities                     67,508              52,753

Long-term debt                                     44,743              24,997
Long-term debt - related party                      1,017                   -
Other liabilities                                   2,564               1,883
                                                 --------            --------
     Total liabilities                            115,832              79,633

Commitments and contingent liabilities                  -                   -
Redeemable preferred stock                              -               8,938
Stockholders' equity                               20,733              (7,551)
                                                 --------            --------
Total liabilities and stockholders' equity       $136,565            $ 81,020
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
           (in thousands, except per share information)(unaudited)

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                         2000      1999      2000      1999
                                     --------  --------  --------  --------
     Operating revenue:
Metals Group                         $ 35,312  $ 26,512  $104,319  $ 88,125
Plastics Group                         13,264         -    31,876         -
                                     --------  --------  --------  --------
  Total sales                          48,576    26,512   136,195    88,125
                                     --------  --------  --------  --------
     Cost of sales:
Metals Group                           27,814    21,551    82,360    72,363
Plastics Group                         11,471         -    26,971         -
                                     --------  --------  --------  --------
  Total cost of sales                  39,285    21,551   109,331    72,363
                                     --------  --------  --------  --------
  Gross profit                          9,291     4,961    26,864    15,762
Selling, general & administrative       6,236     3,231    16,778     9,994
Other (income) expense, net            (4,345)      131    (3,724)      441
                                     --------  --------  --------  --------
  Operating profit                      7,400     1,599    13,810     5,327
Interest expense, net                   2,540     1,812     7,338     5,419
Equity in loss from continuing
  operations of affiliate                   -       (32)     (296)      (99)
                                     --------  --------  --------  --------
Income (loss) from continuing
  operations before income taxes        4,860      (245)    6,176      (191)
Provision for (benefit from)
  income taxes                            131      (128)      654       (66)
                                     --------  --------  --------  --------
Income (loss) from continuing
  operations                            4,729      (117)    5,522      (125)
                                     --------  --------  --------  --------
  Discontinued operations, net of tax:
Income (loss) from discontinued
  operations                              (46)      (43)     (283)      578
Gain (loss) on disposal of
  Discontinued Klemp (domestic)          (498)    7,603      (498)    7,603
Provision for estimated expenses
  of Discontinued Klemp (domestic)        318    (1,320)      318    (1,320)
Estimated loss on disposal of
  Discontinued Klemp (foreign)              -    (3,689)        -    (3,689)
Estimated loss on disposal of
  discontinued oil and gas operations       -      (472)        -      (472)
Equity in income (loss) from
  discontinued operations of affiliate      -       115         -        22
                                     --------  --------  --------  --------
  Income (loss) from discontinued
    operations                           (226)    2,194      (463)    2,722
                                     --------  --------  --------  --------

                           REUNION INDUSTRIES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (continued)
           (in thousands, except per share information)(unaudited)

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                         2000      1999      2000      1999
                                     --------  --------  --------  --------
Income before cumulative effect
  of change in accounting principle
  and extraordinary items               4,503     2,077     5,059     2,597
Cumulative effect of change in
  accounting principle, net of tax          -         -         -      (176)
                                     --------  --------  --------  --------
Income before extraordinary items       4,503     2,077     5,059     2,421
                                     --------  --------  --------  --------
  Extraordinary items, net of tax:
Write-off of deferred financing costs       -         -      (901)        -
Equity in loss of extraordinary
  item of affiliate                         -         -      (163)        -
                                     --------  --------  --------  --------
  Loss from extraordinary items             -         -    (1,064)        -
                                     --------  --------  --------  --------
Net and comprehensive income         $  4,503  $  2,077  $  3,995  $  2,421
                                     ========  ========  ========  ========
Income applicable to common
  stockholders                       $  4,503  $  1,963  $  3,900  $  2,079
                                     ========  ========  ========  ========
  Earnings per common share - basic:
Continuing operations                $   0.32  $  (0.02) $   0.44  $  (0.05)
Discontinued operations                 (0.02)     0.23     (0.04)     0.29
Change in accounting principle              -         -         -     (0.02)
Extraordinary items                         -         -     (0.09)        -
                                     --------  --------  --------  --------
Income per common share - basic      $   0.30  $   0.21  $   0.31  $   0.22
                                     ========  ========  ========  ========
Weighted average shares
  outstanding - basic (1)              15,236     9,500    12,564     9,500
                                     ========  ========  ========  ========
  Earnings per common share - diluted:
Continuing operations                $   0.30  $  (0.02) $   0.43  $  (0.05)
Discontinued operations                 (0.01)     0.23     (0.04)     0.29
Change in accounting principle              -         -         -     (0.02)
Extraordinary items                         -         -     (0.08)        -
                                     --------  --------  --------  --------
Income per common share - diluted    $   0.29  $   0.21  $   0.31  $   0.22
                                     ========  ========  ========  ========
Weighted average shares
  outstanding - diluted (1)            15,387     9,500    12,624     9,500
                                     ========  ========  ========  ========

    See accompanying notes to condensed consolidated financial statements.

(1) - Weighted average shares outstanding for the three and nine months ended September 30, 1999 have been restated to give retroactive effect to the recapitalization of Chatwins Group in connection with the merger.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (in thousands)
                                 (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                             2000        1999
                                                         --------    --------
Cash provided by (used in) operating activities          $  2,086    $   (493)
                                                         --------    --------
  Cash flow from investing activities:
Proceeds from sale of business                              9,990      32,052
Capital expenditures                                       (3,511)     (2,296)
Acquisition of Kingway common stock                          (100)          -
Cash acquired in merger                                     2,666           -
Proceeds from sale of property                                  -       4,563
                                                         --------    --------
Cash provided by investing activities                       9,045      34,319
                                                         --------    --------
  Cash flow from financing activities:
Proceeds from issuance of debt                             30,800           -
Net change in revolving credit facilities                  23,495     (34,005)
Repayments of debt                                        (62,323)        (48)
Repayments of debt - related party                         (1,076)          -
Payments of deferred financing costs and closing fees      (1,404)          -
                                                         --------    --------
Cash used in financing activities                         (10,508)    (34,053)
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents          623        (227)
Change in cash of discontinued operations                     (49)         99
Cash and cash equivalents, beginning of year                  252         197
                                                         --------    --------
Cash and cash equivalents, end of period                 $    826    $     69
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Current Report on Form 8-K and amendment thereto filed to report the merger with Chatwins Group and related transactions on March 16, 2000 and in Reunion's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     See note 6 for a description of post-merger Reunion. As used herein, the term "Company" refers to, as the context requires, to Reunion, after giving effect to the merger, and also to Chatwins Groupprior to the merger, as the acquirer for purposes of applying purchase accounting.

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

     The purchase price in the merger was $8.1 million, consisting of 2,490,000 shares of Reunion common stock not owned by Chatwins Group at March 16, 2000 valued at $3.25 per share, based on the market price of Reunion common stock between July 28 and August 2, 1999, immediately prior to the announcement of the July 28, 1999 approval by Reunion's board of directors of the amended and restated merger agreement. Assets acquired included approximately $13.3 million of current assets and approximately $23.5 million of fixed and other assets. Liabilities and minority interests assumed included approximately $9.9 million of current liabilities, $21.6 million of noncurrent liabilities and $2.1 million of minority interests. The purchase price in excess of net assets acquired of approximately $4.9 million was recorded as goodwill and is being amortized over 15 years.

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

     Chatwins Group was required to make sinking fund payments to redeem $12.5 million principal amount of the senior notes on May 1 in each of 2000 through 2003 at face value plus accrued interest and to offer to purchase $25 million of the senior notes on June 1, 2000 at face value plus accrued interest. In February 2000, Chatwins Group solicited the holders of the $49,975,000 of 13% senior notes outstanding asking them to waive their right to participate in the June 1, 2000 $25.0 million purchase offer, of which $47,450,000 agreed to waive such right resulting in a maximum purchase offer obligation on June 1, 2000 of $2,525,000.

     Reunion assumed the obligations of Chatwins Group under the indenture governing the 13% senior notes. As such, on June 1, 2000 Reunion made the required offer to purchase $2,525,000 of senior notes, of which holders of only $120,000 of senior notes tendered. However, the $25.0 million of 13% senior notes repaid from the merger proceeds was and can be applied against Reunion's obligations for sinking fund payments and the purchase offer as follows (in thousands):
                                     May 1,    June 1,     May 1,
                                      2000       2000       2001     Total
                                  --------   --------   --------   --------
Sinking fund payment or
  purchase offer obligation       $ 12,500   $    120   $ 12,500   $ 25,120
$25.0 million applied to
  obligations                      (12,500)      (120)   (12,380)   (25,000)
                                  --------   --------   --------   --------
  Maximum required payment        $      -   $      -   $    120   $    120
                                  ========   ========   ========   ========

     Therefore, only $120,000 principal amount of 13% senior notes is scheduled to be repaid in May 2001, $12.5 million is scheduled to be repaid in May 2002 and the remaining balance is scheduled to be repaid in May 2003. [Management believes there will be sufficient funds available under its revolving credit facility to make the required sinking fund payment of $120,000 on May 1, 2001.]

Long-term debt consists of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2000                1999
                                          ---------------      --------------
                                              (unaudited)
13% senior notes due May 1, 2003 (net of
  unamortized discount of $17 and $52)           $ 24,958            $ 49,923
Term loan A due March 16, 2007                     22,365                   -
Other                                               1,443                  96
Other - related parties                             4,015                   -
                                                 --------            --------
  Total long-term debt                             52,781              50,019
Current maturities                                 (4,023)            (25,022)
Current maturities - related party                 (2,998)                  -
                                                 --------            --------
  Total long-term debt, less current maturities  $ 45,760            $ 24,997
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

     The purchase price included $100,000 in cash paid to the then existing common stockholders of Kingway, the assumption of approximately $10.3 million of Kingway's debt and the issuance of $6.8 million of preferred stock in exchange for Kingway's existing preferred stock as described below. Assets acquired included approximately $3.0 million of current assets and approximately $2.1 million of fixed and other assets. Liabilities assumed, including the assumed debt, included approximately $11.7 million of current liabilities and $6.8 million of preferred stock. The purchase price in excess of net assets acquired of approximately $13.5 million was recorded as goodwill and is being amortized over 15 years.

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

Pro Forma Financial Information

     Certain summarized pro forma financial information related to Reunion as if the merger with Chatwins Group, acquisition of Kingway, sale of the Irish plastics business (see note 7) and sale of substantially all of the wine grape agricultural operations as discontinued operations (see note 7) occurred at the beginning of 2000 for each of the three and nine month periods ended September 30, 2000 and 1999 is set forth below (in thousands)(unaudited):

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                     2000        1999        2000        1999
                                 --------    --------    --------    --------
Net sales                        $ 46,718    $ 45,950    $146,159    $145,862
                                 ========    ========    ========    ========
Income from continuing
  operations                     $    208    $    663    $  1,736    $  1,316
                                 ========    ========    ========    ========
Basic and diluted EPS from
  continuing operations          $   0.01    $   0.06    $   0.13    $   0.11
                                 ========    ========    ========    ========
Net income                       $     28    $  3,213    $  1,556    $  3,929
                                 ========    ========    ========    ========
Basic and diluted EPS            $   0.00    $   0.27    $   0.12    $   0.33
                                 ========    ========    ========    ========

     The pro forma income from continuing operations for the nine months ended September 30, 1999 includes a provision of $1.6 million for the Bargo litigation judgment and related costs and a $3.6 million settlement gain. The pro forma income from continuing operations for the three and nine months ended September 30, 2000 includes a gain on the sale of the Company's Irish plastics business of $4.5 million.

NOTE 3:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2000                1999
                                          ---------------      --------------
                                              (unaudited)
Raw materials                                     $ 9,758             $ 5,228
Work-in-process                                     7,087               3,866
Finished goods                                      4,198               3,625
                                                  -------             -------
  Total inventories                                21,043              12,719
Less:  LIFO reserves                                  (70)                (71)
                                                  -------             -------
  Inventories                                     $20,973             $12,648
                                                  =======             =======

NOTE 4:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' equity for the nine month period ended September 30, 2000 (in thousands):

                Par            Capital
               Value             in
                 of    Trea-   Excess    Pre-     Accum-
               Common  sury    of Par   ferred    ulated
               Stock   Stock   Value     Stock    Deficit    Total
               ------  -----   -------  -------  --------  --------
At January 1,
  2000           $  3  $(500)  $   873  $     -  $ (7,927) $ (7,551)
  Activity
    (unaudited):
Merger and
  acquisition
  activity        117    500     8,015   15,815         -    24,447
Net income          -      -         -        -     3,995     3,995
Preferred stock
  accretions        -      -         -        -       (95)      (95)
Preferred stock
  exchange (1)     32      -    15,720  (15,815)        -       (63)
                 ----  -----   -------  -------  --------  --------
At September 30,
  2000           $152  $   -   $24,608  $     -  $ (4,027) $ 20,733
                 ====  =====   =======  =======  ========  ========

(1) - On June 14, 2000, the Company's Board of Directors approved the exchange of its Series A and Series B preferred stocks for 3,245,515 shares of the Company's common stock at an exchange price of $5.00 per share. The Series A and Series B preferred stock were issued in connection with the March 16, 2000 merger with Chatwins Group and acquisition of Kingway, and had an aggregate liquidation value of $16.2 million. The closing market price of the common stock was $1.00 on that date. Except for the par value of the issued common stock and the expense connected with the exchange, the aggregate carrying value of the Series A and B preferred stocks was recorded as additional paid-in capital upon their exchange for common stock. See Item 5. Other Information.

     The computations of EPS are as follows (in thousands, except per share amounts)(unaudited):
                                                Income    Shares     EPS
                                               --------  --------  -------
     Three months ended September 30, 2000:
Income available to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  4,503    15,236  $  0.30
                                                                   =======
Dilutive effect of stock options                              151
                                               --------  --------
Income available to common stockholders,
  weighted average shares outstanding
  and diluted EPS                              $  4,503    15,387  $  0.29
                                               ========  ========  =======
     Three months ended September 30, 1999:
Net income                                     $  2,077
Less:  Preferred stock dividend accretions         (114)
                                               --------
Income available to common stockholders,
  weighted average shares outstanding
  and basic and diluted EPS                    $  1,963     9,500  $  0.21
                                               ========  ========  =======
     Nine months ended September 30, 2000:
Net income                                     $  3,995
Less:  Preferred stock dividend accretions          (95)
                                               --------
Income available to common stockholders,
  weighted average shares outstanding
  and basic EPS                                   3,900    12,564  $  0.31
                                                                   =======
Dilutive effect of stock options                               60
                                               --------  --------
Income available to common stockholders,
  weighted average shares outstanding
  and diluted EPS                              $  3,900    12,624  $  0.31
                                               ========  ========  =======
     Nine months ended September 30, 1999:
Net income                                     $  2,421
Less:  Preferred stock dividend accretions         (342)
                                               --------
Income available to common stockholders,
  shares outstanding and basic and diluted EPS $  2,079     9,500  $  0.22
                                               ========  ========  =======

     The assumed conversion of potentially dilutive instruments is anti-dilutive in the three and nine month periods ended September 30, 1999, therefore, basic and dilutive EPS are the same in each period. At September 30, 2000, the Company's stock options outstanding totaled 860,000. On June 14, 2000, 321,000 options were awarded with an average exercise price of $1.01 per share. The average market value of the Company's common stock from June 14, 2000 to September 30, 2000 was $1.87 per share. Accordingly, such options include a dilutive component of 151,000 shares. The remainder were at exercise prices equal to or above the current market price of the underlying security. Weighted average shares outstanding for the three and nine months ended September 30, 1999 have been restated to give effect to the recapitalization of Chatwins Group in connection with the merger.

NOTE 5:  COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

     The Company and its subsidiaries are involved in various litigation matters and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. [The Company believes that any material liability which can result from any of such lawsuits or proceedings has been properly reserved for in the Company's consolidated financial statements or is covered by indemnification in favor of the Company or its subsidiaries, and therefore the outcome of these lawsuits or proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.]

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

     In connection with the sale of its discontinued oil and gas business, Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. At

September 30, 2000, the remaining balance accrued by the Company for remediation costs was $1,229,000. A regulatory hearing was held in January 2000 to consider the adequacy of the remediation conducted to date. [No decision has been rendered to date, but the Company does not believe that the cost of future remediation will exceed the amount accrued.] Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.


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

     The following represents financial data by segment (in
thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(3)
                               ---------  ---------  ---------  ---------
  Three months ended and at
    September 30, 2000:
Metals Group                    $ 35,312   $  4,784   $  1,216   $ 71,464
Plastics Group                    13,264        825        406     26,213
Corporate and other(4)                 -      3,588          3     33,355
Discontinued operations                -          -         72      5,533
                                --------   --------   --------   --------
  Totals                        $ 48,576      9,197   $  1,697   $136,565
                                ========              ========   ========
Depreciation and amortization(2)             (1,797)
Interest expense                             (2,540)
                                           --------
  Income from continuing operations
    before income taxes                    $  4,860
                                           ========
  Nine months ended September 30, 2000:
Metals Group (including
  acquired Kingway since
  March 17, 2000)               $104,319   $ 14,169   $  2,060
Plastics Group (since
  March 17, 2000)                 31,876      2,467      1,086
Corporate and other(4)                 -      1,909         36
Discontinued operations                -          -        329
                                --------   --------   --------
  Totals                        $136,195     18,545   $  3,511
                                ========              ========
Depreciation and amortization(2)             (4,735)
Interest expense                             (7,338)
Equity in loss of continuing
  operations of affiliate                      (296)
                                           --------
  Income from continuing operations
    before income taxes                    $  6,176
                                           ========
  Three months ended September 30, 1999
    and at December 31, 1999:
Metals Group                    $ 26,512   $  2,920   $    326   $ 63,948
Corporate and other                    -       (547)        17     17,072
Discontinued operations                -          -        182          -
                                --------   --------   --------   --------
  Totals                        $ 26,512      2,373   $    525   $ 81,020
                                ========              ========   ========
Depreciation and amortization(2)               (774)
Interest expense                             (1,812)
Equity in loss from continuing
  operations of affiliate                       (32)
                                           --------
  Loss from continuing operations
     before income taxes                   $   (245)
                                           ========

  Nine months ended September 30, 1999:
Metals Group                    $ 81,125   $  9,477   $  1,476
Corporate and other                    -     (1,753)        30
Discontinued operations                -          -        790
                                --------   --------   --------
  Totals                        $ 81,125      7,724   $  2,296
                                ========              ========
Depreciation and amortization(2)             (2,397)
Interest expense                             (5,419)
Equity in loss from continuing
  operations of affiliate                       (99)
                                           --------
  Income from continuing operations
     before income taxes                   $   (191)
                                           ========

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) is the primary measure used by management in assessing performance.

(2) Excludes amortization of debt issuance expenses of $123,000 and $180,000 for the three month periods ended September 30, 2000 and 1999, respectively, and $498,000 and $540,000 for the nine month periods ended September 30, 2000 and 1999, respectively, which are included in interest expense.

(3) Corporate and other total assets at September 30, 2000 is primarily comprised of goodwill and deferred tax assets.

(4) Corporate and other EBITDA for the three and nine month periods ended September 30, 2000 include a $4.5 million gain on the sale of the Company's Irish plastics line of business.


NOTE 7:  DISPOSITIONS AND DISCONTINUED OPERATIONS

     On August 31, 2000, the Company sold its Irish plastics subsidiary, Data Packaging, Ltd. The net proceeds of $10.0 million from the sale were used to repay debt including a portion of the Company's senior secured and revolving credit borrowings with Bank of America.

     On October 27, 2000, the Company sold substantially all of its wine grape agricultural operations and real estate holdings in Napa County, California. The $16.5 million net proceeds from the sale after transaction-related costs were used to reduce debt. Because the transaction closed before the issuance of the Company's financial statement for the quarter ended September 30, 2000, the Company classified and began accounting for the agricultural operations as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), which requires discontinued operations to be reported separately from continuing operations.

     The assets, liabilities and equity accounts of discontinued operations at September 30, 2000 have been separately classified on the balance sheet as net assets of discontinued operations. A summary of these assets, liabilities and equity accounts follows (in thousands):

                                                         At September 30,
                                                                    2000
                                                         ---------------
     ASSETS:                                                 (unaudited)
Cash and cash equivalents                                       $     49
Receivables, net                                                   1,257
Other current assets                                               1,401
Property, plant and equipment, net                                16,248
Other assets, net                                                    259
                                                                --------
Total assets                                                      19,214
                                                                --------
     LIABILITIES AND EQUITY:
Current maturities of debt                                           864
Trade payables                                                       504
Other current liabilities                                            648
Reserve for estimated expenses                                     2,016
Other long-term debt                                               7,139
Other liabilities                                                     22
Minority interest                                                  2,488
                                                                --------
Total liabilities and equity                                      13,681
                                                                --------
Net assets of discontinued operations                           $  5,533
                                                                ========

     Pursuant to APB 30, the consolidated financial statements reflect the operating results of discontinued operations separately from continuing operations. Summarized results of discontinued operations follow (in thousands) (unaudited):

     Three Months Ended September 30,                2000                1999
     --------------------------------            --------            --------
Net sales                                        $  1,961            $ 14,229
Loss before taxes                                    (157)                (72)

     Nine Months Ended September 30,
     -------------------------------
Net sales                                        $  3,161            $ 40,345
Income (loss) before taxes                           (551)                963

     The above results of discontinued operations in 2000 relate to the Company's discontinued wine grape agricultural operations and in 1999 relate to the former Chatwins Group's discontinued grating and oil and gas operations. The above results of discontinued operations include allocated interest expense of $217,000 and $664,000 for the three month periods ended September 30, 2000 and 1999, respectively, and $434,000 and $1,905,000 for the nine month periods ended September 30, 2000 and 1999, respectively. The above results of discontinued operations for the nine months ended September 30, 1999 includes a $1,681,000 gain on sale of the property which comprised the former Chicago manufacturing location of the Klemp division.

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

     See note 6 for a description of post-merger Reunion. As used herein, the term "Company" refers to, as the context requires, to Reunion, after giving effect to the merger, and also to Chatwins Group prior to the merger, as the acquirer for purposes of applying purchase accounting.

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

     Chatwins Group was required to make sinking fund payments to redeem $12.5 million principal amount of the senior notes on May 1 in each of 2000 through 2003 at face value plus accrued interest and to offer to purchase $25 million of the senior notes on June 1, 2000 at face value plus accrued interest. In February 2000, Chatwins Group solicited the holders of the $49,975,000 of 13% senior notes outstanding asking them to waive their right to participate in the June 1, 2000 $25.0 million purchase offer, of which $47,450,000 agreed to waive such right resulting in a maximum purchase offer obligation on June 1, 2000 of $2,525,000.

     Reunion assumed the obligations of Chatwins Group under the indenture governing the 13% senior notes. As such, on June 1, 2000 Reunion made the required offer to purchase $2,525,000 of senior notes, of which holders of only $120,000 of senior notes tendered. However, the $25.0 million of 13% senior notes repaid from the merger proceeds was and can be applied against Reunion's obligations for sinking fund payments and the purchase offer as follows (in thousands):
                                     May 1,    June 1,     May 1,
                                      2000       2000       2001     Total
                                  --------   --------   --------   --------
Sinking fund payment or
  purchase offer obligation       $ 12,500   $    120   $ 12,500   $ 25,120
$25.0 million applied to
  obligations                      (12,500)      (120)   (12,380)   (25,000)
                                  --------   --------   --------   --------
  Maximum required payment        $      -   $      -   $    120   $    120
                                  ========   ========   ========   ========

     Therefore, only $120,000 principal amount of 13% senior notes is scheduled to be repaid in May 2001, $12.5 million is scheduled to be repaid in May 2002 and the remaining balance is scheduled to be repaid in May 2003. [Management believes there will be sufficient funds available under its revolving credit facility to make the required sinking fund payment of $120,000 on May 1, 2001.]

Acquisition of Kingway

     Simultaneously with the merger, Reunion acquired Kingway. Similar to Chatwins Group's Auto-Lok division, Kingway is in the business of producing industrial and commercial storage racks and materials handling systems. Since May 1998, Kingway has been operating in the facilities of Auto-Lok under a services agreement that provided that Kingway would use Auto-Lok's surplus floor space, production workforce, administrative organization and equipment in exchange for fees approximately equal to Auto-Lok's costs. Subsequent to the merger and acquisition, Reunion has integrated Kingway and Auto-Lok into a single business unit. The purchase price in excess of net assets acquired was recorded as goodwill and is being amortized over 15 years.

Dispositions and Discontinued Operations

     On August 31, 2000, the Company sold its Irish plastics subsidiary, Data Packaging, Ltd. The net proceeds of $10.0 million from the sale were used to repay debt including a portion of the Company's senior secured and revolving credit borrowings with Bank of America.

     On October 27, 2000, the Company sold substantially all of its wine grape agricultural operations and real estate holdings in Napa County, California.

The $16.5 million net proceeds from the sale after transaction-related costs were used to reduce debt. Because the transaction closed before the issuance of the Company's financial statements for the quarter ended September 30, 2000, the Company classified and began accounting for the agricultural operations as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), which requires discontinued operations to be reported separately from continuing operations.


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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to
  Three Months Ended September 30, 1999

Metals Group

     Metals Group sales for the third quarter of 2000 totaled $35.3 million, compared to $26.5 million for the third quarter of 1999, an increase of $8.8 million, or 33%. Sales increases of $7.2 million in the Metals Group's materials handling and computer-assisted picking systems product line (including $5.1 million of Kingway sales during the third quarter of 2000, not included in the third quarter of 1999), and $2.1 million in seamless pressure vessels sales primarily comprised the increase in third quarter 2000 Metals Group sales. Such increases were partially offset by slight declines in crane and cylinder sales. The increase in material handling sales reflects increased demand and large project bid wins. The increase in pressure vessel sales was due to strong first and second quarter 2000 order levels which began to ship in the second quarter and continued into the third. Sales of leaf springs remained flat compared to the 1999 third quarter.

     Metals Group gross profit for the third quarter of 2000 was $7.5 million, or 21.2% of sales, compared to $5.0 million for the third quarter of 1999, or 18.7% of sales, an increase of $2.5 million. Gross profit in both dollars and as a percentage of sales increased during the 2000 third quarter compared to the 1999 third quarter primarily due to the increase in volume and due to a change in product mix, to the higher margin seamless pressure vessels.

Plastics Group

     Plastics Group sales for in the third quarter of 2000 totaled $13.3 million, compared to $17.6 million for the third quarter of 1999 on a pro forma basis. Excluding the Irish plastics business for reasons of comparability, such sales would be $11.4 million for the third quarter of 2000 and $14.3 million for the third quarter of 1999, a decrease of $2.9 million or 20%. The decrease in revenues is the continuation of a trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics Group facilities. [Management is continuing to investigate the feasibility of opening or acquiring a molding facility in Mexico or establishing a joint venture in Mexico with an existing plastics molding company in order to counter these trends.]

     Such sales resulted in a Plastics Group gross profit for the third quarter of 2000 of $1.8 million, or 13.5% of sales, compared to $2.8 million, or 16.0% of sales, for the third quarter of 1999 on a pro forma basis. The decline in gross profit in both dollars and as a percentage of sales is directly related to the reduction in sales volume and resulting cost absorption inefficiencies.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the third quarter of 2000 were $6.2 million, compared to $3.2 million for the third quarter of 1999, an increase of $3.0 million. SGA expenses in the 2000 third quarter include approximately $2.9 million of SGA from the Plastics Group, the acquired Kingway and corporate administrative expenses of pre-merger Reunion which are not included in the 1999 third quarter results. SGA expenses as a percentage of sales was 12.8% for the 2000 third quarter and 12.2% for the 1999 third quarter.

Other (Income) Expense

     Other income for the third quarter of 2000 was $4.3 million. Included in other income for the third quarter of 2000 was a gain on the sale of the Company's Irish plastics business of $4.5 million. Excluding this gain, other expense for the third quarter of 2000 was $0.2 million, compared to $0.1 million in the third quarter of 1999. Other than the gain on sale of the Irish plastics business, there were no individually significant or offsetting items in either of the third quarters of 2000 or 1999.

Interest Expense

     Interest expense, net, for the third quarter of 2000 was $2.5 million plus $0.2 million allocated to discontinued operations, compared to $1.8 million for the third quarter of 1999 plus $0.6 million allocated to discontinued operations, indicating an increase of $0.3 million. The overall increase in interest expense reflects the higher level of debt of the post-merger company when compared to the 1999 debt levels of pre-merger Chatwins Group. [The Company anticipates that interest expense for 2000 will exceed interest expense compared to 1999, which represents the interest expense of pre-merger Chatwins Group alone, due to the higher level of debt of the post-merger company.]

Equity Results

     Equity in loss from continuing operations of affiliate in the third quarter of 1999 represents Chatwins Group's pre-merger share of Reunion's income from continuing operations for the third quarter of 1999.

Income Taxes

     There was a non-cash tax provision from continuing operations of $0.1 million for the third quarter of 2000 compared to a non-cash tax benefit of $0.1 million for the third quarter of 1999. The tax provision in the 2000 third quarter and tax benefit in the 1999 third quarter are directly related to the level of pre-tax operating results in each period. The effective tax rate in the 2000 third quarter is significantly lower than the statutory rate as the valuation allowance against deferred tax assets related to the Company's net operating loss carryforwards was reduced for the tax effect of the $4.5 million gain on sale of the Irish plastics business.

Discontinued Operations

     There was a loss from discontinued operations during the third quarter of 2000 of $0.2 million, net of taxes of $0.1 million. The loss from discontinued operations was comprised of the loss from the discontinued wine grape agricultural operations (less than $0.1 million), a reduction in the gain on disposal of the discontinued grating business of the former Chatwins Group ($0.5 million) and a reduction in the provision for estimated expenses of the discontinued grating business ($0.3 million).

     The reduction in the gain on disposal is the result of the final outcome of the arbitration with Alabama Metal Industries Corporation (AMICO), the purchaser of the Company's discontinued grating business, regarding the final purchase price adjustment resulting from a disagreement between the Company and AMICO in the preparation of the closing date balance sheet. In calculating the gain on disposal in September 1999, the Company provided $0.5 million for future estimated purchase price adjustments. In October 2000, the arbiter for the dispute returned a final purchase price adjustment, including interest, of $1.3 million. The $0.8 million difference is shown net of tax effect of $0.3 million. The Company paid AMICO $1.3 million in November 2000 from proceeds available under its revolving credit facility.

     During the third quarter of 2000, the Company reevaluated its reserve for estimated expenses of the discontinued grating business. Such reevaluation resulted in a $0.5 million reduction in the reserve needed for estimated future expenses, shown net of tax effect of $0.2 million.

     There was income from discontinued operations during the third quarter of 1999 of $2.2 million, net of taxes of $1.5 million. Income from discontinued operations was comprised of the gain on disposal of the discontinued grating business of the former Chatwins Group ($7.6 million), partially offset by a loss from discontinued operations (less than $0.1 million) and provisions for estimated expenses ($1.3 million) and disposals of the international grating subsidiaries ($3.7 million) and the oil and gas operations ($0.5 million). There was also equity in income from discontinued operations of pre-merger

Reunion ($0.1 million).

Nine Months Ended September 30, 2000 Compared to
  Nine Months Ended September 30, 1999

Metals Group

     Metals Group sales for the first nine months of 2000 totaled $104.3 million, compared to $88.1 million for the first nine months of 1999, an increase of $16.2 million, or 18%. Sales increases of $15.1 million in the Metals Group's materials handling and computer-assisted picking systems product line (including $12.3 million from Kingway since it was acquired by the Company on March 16, 2000), $2.6 million in seamless pressure vessels and $4.4 million in bridge fabrication sales were partially offset by decreases of $5.0 million in heavy-duty crane sales and $1.1 million in cylinder sales.
The increase in material handling sales reflects increased demand and large project bid wins. The increase in pressure vessel sales in the first half of 2000 was due to strong first and second quarter 2000 order levels which began to ship in the 2000 second quarter and continued into the third. Heavy-duty crane sales continue to be impacted by weak order levels due to a downturn in large capital project spending in the steel industry caused by strong foreign competition. During the first quarter of 2000, the Company moved to counter this trend by entering the steel bridge fabrication market. [Management believes the Company's crane manufacturing processes are ideally suited for complex bridge manufacturing and wishes to position the Company to participate in what management anticipates will be a significant increase in state and federal transportation spending on bridges through the year 2004.] Sales of cylinders was down due to softness in the hydraulic cylinder market. Sales of leaf springs were up slightly compared to the 1999 first nine months.

     Metals Group gross profit for the first nine months of 2000 was $22.0 million, or 21.0% of sales, compared to $15.8 million for the first nine months of 1999, or 17.9% of sales, an increase of $6.2 million. Gross profit in both dollars and as a percentage of sales increased during the 2000 first nine months compared to the 1999 first nine months primarily due to the increase in volume and due to a change in product mix, to the higher margin seamless pressure vessels.

Plastics Group

     Plastics Group sales for in the first nine months of 2000 since the March 16, 2000 merger totaled $31.9 million. Such sales resulted in a Plastics Group gross profit of $4.9 million, or 15.4% of sales.

     On a pro forma basis as if the Plastics Group was acquired on January 1, 199, Plastics Group sales in the first nine months of 2000 totaled $45.8 million, compared to $55.1 million for the first nine months of 1999. Excluding the Irish plastics business for reasons of comparability, such sales would be $38.2 million for the first nine months of 2000 and $44.8 million for the first nine months of 1999, a decrease of $6.6 million or 15%. The decrease in revenues is the continuation of a trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics Group facilities. [Management is continuing to investigate the feasibility of opening or acquiring a molding facility in Mexico or establishing a joint venture in Mexico with an existing plastics molding company in order to counter these trends.]

     Such sales resulted in a Plastics Group gross profit for the first nine months of 2000 of $4.9 million, or 15.4% of sales. On a pro forma basis, such sales resulted in a Plastics Group gross profit for the first nine months of 2000 of $7.3 million, or 15.7% of sales, compared to $8.1 million, or 14.6% of sales, for the first nine months of 1999. Excluding the Irish plastics business for reasons of comparability, such gross profits would be $6.0 million, or 15.8% of sales, for the first nine months of 2000 and $6.7 million, or 15.0% of sales, for the first nine months of 1999, a decrease of $0.7 million or 10%. The decline in gross profit is directly related to the reduction in sales volume and resulting cost absorption inefficiencies.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first nine months of 2000 were $16.8 million, compared to $10.0 million for the first nine months of 1999, an increase of $6.8 million. SGA expenses in the 2000 first nine months include approximately $6.4 million of SGA from the Plastics Group, the acquired Kingway and corporate administrative expenses of pre-merger Reunion which were not present in the 1999 first nine months. The remaining increase was due primarily to an increase in pre-merger related professional fees at Chatwins Group. SGA expenses as a percentage of sales increased to 12.3% for the 2000 first nine months compared to 11.3% in the 1999 first nine months. SGA as a percentage of sales was higher in the 2000 first nine months compared to 1999 due to the additions of the Plastics Group and the acquired Kingway, whose combined SGA as a percentage of related sales was 13.2%, and the increase in pre-merger related professional fees at Chatwins Group.

Other (Income) Expense

     Other income for the first nine months of 2000 was $3.7 million.
Included in other income for the third quarter of 2000 was a gain on the sale of the Company's Irish plastics business of $4.5 million. Excluding this gain, other expense for the first nine months of 2000 was $0.8 million, compared to $0.4 million in the first nine months of 1999, an increase of $0.4 million. The increase in other expense for the first nine months of 2000 compared to the first nine months of 1999 is due to an increase in goodwill amortization as a result of the higher level of goodwill of post-merger Reunion compared to the level of goodwill of pre-merger Chatwins Group. Other than the gain on sale of the Irish plastics business and the increased level of goodwill amortization, there were no individually significant or offsetting items in either of the first nine months of 2000 or 1999.

Interest Expense

     Interest expense, net, for the first nine months of 2000 was $7.3 million plus $0.4 million allocated to discontinued operations, compared to $5.4 million for the first nine months of 1999 plus $1.9 million allocated to discontinued operations, indicating an increase of $0.4 million. The overall increase in interest expense reflects the higher level of debt of the post-merger company when compared to the 1999 debt levels of pre-merger Chatwins Group. [The Company anticipates that interest expense for 2000 will exceed interest expense compared to 1999, which represents the interest expense of pre-merger Chatwins Group alone, due to the higher level of debt of the post-merger company.]

Equity Results

     Equity in loss of continuing operations of affiliate in the first nine months of 2000 and 1999 represents Chatwins Group's pre-merger share of Reunion's loss from continuing operations in each period.

Income Taxes

     There was a non-cash tax provision from continuing operations of $0.7 million for the first nine months of 2000 compared to a non-cash tax benefit of less than $0.1 million for the first nine months of 1999. The tax provision in the first nine months of 2000 and tax benefit in the first nine months of 1999 are directly related to the level of pre-tax results from continuing operations in each period. The effective tax rate in the first nine months of 2000 is significantly lower than the statutory rate as the valuation allowance against the deferred tax assets related to the Company's net operating loss carryforwards was reduce for the tax effect of the $4.5 million gain on sale of the Irish plastics business.

Discontinued Operations

     There was a loss from discontinued operations during the first nine months of 2000 of $0.5 million, net of taxes of $0.3 million. The loss from discontinued operations was comprised of the loss from the discontinued wine grape agricultural operations ($0.3 million), a reduction in the gain on disposal of the discontinued grating business of the former Chatwins Group ($0.5 million) and a reduction in the provision for estimated expenses of the discontinued grating business ($0.3 million).

     The reduction in the gain on disposal is the result of the final outcome of the arbitration with Alabama Metal Industries Corporation (AMICO), the purchaser of the Company's discontinued grating business, regarding the final purchase price adjustment resulting from a disagreement between the Company and AMICO in the preparation of the closing date balance sheet. In calculating the gain on disposal in September 1999, the Company provided $0.5 million for future estimated purchase price adjustments. In October 2000, the arbiter for the dispute returned a final purchase price adjustment, including interest, of $1.3 million. The $0.8 million difference is shown net of tax effect of $0.3 million. The Company paid AMICO $1.3 million in November 2000 from proceeds available under its revolving credit facility.

     During the third quarter of 2000, the Company reevaluated its reserve for estimated expenses of the discontinued grating business. Such reevaluation resulted in a $0.5 million reduction in the reserve needed for estimated future expenses, shown net of tax effect of $0.2 million.

     There was income from discontinued operations during the first nine months of 1999 of $2.7 million, net of taxes of $1.8 million. Income from discontinued operations was comprised of the gain on disposal of the discontinued grating business of the former Chatwins Group ($7.6 million) and income from discontinued operations of the grating business ($0.6 million, which included the $1.7 million pre-tax gain on sale of the Chicago property that comprised the Chicago manufacturing operations of Chatwins Group's Klemp division), partially offset by provisions for estimated expenses ($1.3 million) and disposals of the international grating subsidiaries ($3.7 million) and the oil and gas operations ($0.5 million). There was also equity in income from discontinued operations of pre-merger Reunion (less than $0.1 million).

Extraordinary Items

     The losses from extraordinary items in the 2000 first nine months of $1.1 million, net of taxes of $0.7 million, represents the pre-merger write-offs of deferred financing costs at both Chatwins Group and pre-merger Reunion.


LIQUIDITY AND CAPITAL RESOURCES

General

     The Company manages its liquidity as a consolidated enterprise. The operating divisions of the Company carry minimal cash balances. Cash generated from the divisions' operating activities generally is used to repay borrowings under revolving credit arrangements, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for the divisions' operating activities generally is provided from funds available under the same revolving credit arrangements. Although the Company operates in relatively mature markets, [it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits.]

Recent Developments

     Simultaneously with the Chatwins Group merger, Reunion entered into senior secured credit facilities with Bank of America and other lenders.
These credit facilities consist of a $39.0 million revolving credit facility, a $25.8 million term loan A facility amortizing in 84 monthly principal payments, a $5.0 million term loan B facility amortizing in 36 monthly principal payments, and a $2.7 million capital expenditures facility which will amortize in 60 monthly principal payments when borrowed. These facilities have a three-year initial term and automatically renew for additional one-year increments unless either party gives the other notice of termination at least 60 days prior to the beginning of the next one-year term. All of the term loan B and portions of the term loan A and revolving credit facility were repaid with the proceeds from the sale of the Company's Irish plastics business. See "Summary of 2000 Activities - Financing Activities" below.

     Interest on loans outstanding under the Bank of America facilities, other than term loan B, is payable monthly at variable rates tied to either Bank of America's prime rate, as that term is defined in the financing agreements, or LIBOR, at the option of Reunion. The interest rate tied to the prime rate is initially the prime rate plus 0.50% for the revolving credit facility and the prime rate plus 0.75% for the term loan and capital expenditures facilities. The interest rate tied to LIBOR is initially LIBOR plus 2.75% for the revolving credit facility and LIBOR plus 3.00% for the term loan and capital expenditure facilities. These interest rates will be subject to quarterly adjustment after the first year based on the ratio of Reunion's total funded debt to earnings before interest, taxes, depreciation and amortization. Interest on term loan B was payable monthly at a fixed rate of 15%.
Additional interest accrued on term loan B to yield a total return of 20%.
The additional interest was paid when term loan B was fully repaid.

     The Bank of America credit facilities are collateralized by a first priority lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, property, plant and equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

     The facilities require Reunion to comply with financial covenants and other covenants, including fixed charge coverage and leverage tests. The fixed charge coverage covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter beginning with the quarter ended June 30, 2000 for the year-to-date period starting on April 1, 2000. For quarters ended March 31, 2001 and thereafter, the components of the calculation are on a rolling twelve-month basis. The ratio is defined as EBITDA (adjusted to exclude non-financed capital expenditures and income taxes paid) divided by fixed charges (defined as scheduled or required principal and interest payments on debt). For the quarter ended September 30, 2000 the required minimum fixed charge coverage ratio is 1.20:1. The actual ratio of 1.66:1 for the quarter ended September 30, 2000 was in compliance with the required minimum. The first test for the financial covenant related to leverage is December 31, 2000. In addition, the facilities contain various affirmative and negative covenants, including limitations on stockholder and related party distributions. As of the date of this report, the Company was in compliance with all other covenants. The facilities require Reunion to pay the reasonable expenses incurred by the lenders in connection with the facilities. Available borrowings under the Bank of America revolving credit facility are based upon a percentage of eligible receivables and inventories.

     Proceeds from initial borrowings under the Bank of America credit facilities were used to repay ORC's credit facilities with CIT Group Business/Credit, Inc. totaling $19.3 million, to repay Chatwins Group's credit facilities with Bank of America totaling $5.2 million, to repay certain debt and acquire stock in the Kingway acquisition totaling $7.4 million and to retire $25.0 million of Chatwins Group's 13% senior notes including $1.2 million of related accrued interest. Proceeds of $1.4 million were used to pay various merger related fees and expenses, including approximately $1.0 million to Bank of America. The Company had approximately $3.8 million of borrowing availability after the initial borrowings. However, as discussed below, in the period subsequent to the merger it was necessary for the Company to obtain temporary overadvances from the Bank of America in order to pay its May 1, 2000 semi-annual interest payment on its senior notes and to fund changes in working capital. With the sales of its Irish plastics business and the wine grape agricultural operations and the resulting reduction in revolving credit debt, all overadvances have been repaid. [Management does not foresee any need for additional temporary overadvances in the next twelve months.]

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

     Upon the expiration of the June 1, 2000 letter agreement, Reunion and Bank of America entered into a first amendment to the Bank of America financing and security agreement dated June 26, 2000 to provide Reunion with a special availability loan under the Bank of America revolving credit facility of up to $5.0 million. The amount of the special availability loan was $5.0 million from June 17, 2000 through July 14, 2000; $4.5 million from July 15, 2000 through July 31, 2000 and was reduced to zero thereafter. Proceeds from this special availability loan were used to fund changes in working capital. The first amendment provided for weekly special availability fees to be paid to Bank of America by Reunion in the amount of $75,000 per week if the amount of the special availability loan was equal to or greater than $4.0 million; $50,000 per week if the amount of the special availability loan was equal to or greater than $2.0 million but less than $4.0 million and $25,000 per week if the amount of the special availability loan was less than $2.0 million. Reunion paid Bank of America fees totaling $425,000 over the term of this special availability loan.

     Upon the expiration of the June 26, 2000 first amendment to the Bank of America financing and security agreement, Reunion and Bank of America entered into a second amendment to the Bank of America financing and security agreement dated August 1, 2000 to provide Reunion with a special availability loan under the Bank of America revolving credit facility of up to $3.5 million. The amount of the special availability loan was $3.5 million from August 1, 2000 through August 21, 2000; $3.0 million from August 22, 2000 through August 31, 2000 and was reduced to zero thereafter. Proceeds from this special availability loan were being used to fund changes in working capital. The second amendment provided for weekly special availability fees to be paid to Bank of America by Reunion in the amount of $50,000 per week if the amount of the special availability loan was greater than $3.0 million and $25,000 per week if the amount of the special availability loan was equal to or less than $3.0 million. Reunion paid Bank of America fees totaling $125,000 under this special availability loan.

     [Management believes that the Company's cash flow from operations, together with these credit facilities, will be sufficient for the Company's operating requirements, including capital expenditure and debt service, over the next twelve months.]

     Chatwins Group was required to make sinking fund payments to redeem $12.5 million principal amount of the senior notes on May 1 in each of 2000 through 2003 at face value plus accrued interest and to offer to purchase $25 million of the senior notes on June 1, 2000 at face value plus accrued interest. In February 2000, Chatwins Group solicited the holders of the $49,975,000 of 13% senior notes outstanding asking them to waive their right to participate in the June 1, 2000 $25.0 million purchase offer, of which $47,450,000 agreed to waive such right resulting in a maximum purchase offer obligation on June 1, 2000 of $2,525,000.

     Reunion assumed the obligations of Chatwins Group under the indenture governing the 13% senior notes. As such, on June 1, 2000 Reunion made the required offer to purchase $2,525,000 of senior notes, of which holders of only $120,000 of senior notes tendered. However, the $25.0 million of 13% senior notes repaid from the merger proceeds was and can be applied against Reunion's obligations for sinking fund payments and the purchase offer as follows (in thousands):
                                     May 1,    June 1,     May 1,
                                      2000       2000       2001     Total
                                  --------   --------   --------   --------
Sinking fund payment or
  purchase offer obligation       $ 12,500   $    120   $ 12,500   $ 25,120
$25.0 million applied to
  obligations                      (12,500)      (120)   (12,380)   (25,000)
                                  --------   --------   --------   --------
  Maximum required payment        $      -   $      -   $    120   $    120
                                  ========   ========   ========   ========

     Therefore, only $120,000 principal amount of 13% senior notes is scheduled to be repaid in May 2001, $12.5 million is scheduled to be repaid in May 2002 and the remaining balance is scheduled to be repaid in May 2003. [Management believes there will be sufficient funds available under its revolving credit facility to make the required sinking fund payment of $120,000 on May 1, 2001.]

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

     The indenture also requires that the company maintain EBITDA (as defined in the indenture) of at least $7.2 million on a last twelve months basis at the end of each fiscal quarter and that the company offer to repurchase some or all of the 13% senior notes upon a change of control or the sale of a significant amount of assets where the proceeds are not reinvested in other manufacturing assets within 180 days of the sale. In the first nine months of 2000, the Company generated over $18.5 million of EBITDA.

     On August 31, 2000, the Company sold its Irish plastics subsidiary, Data Packaging, Ltd. The net proceeds of $10.0 million from the sale were used to repay $4.1 million of revolving credit facility borrowings, $1.6 million of term loan A debt and $4.3 million of term loan B debt.

     On October 27, 2000, the Company sold substantially all of its wine grape agricultural operations and real estate holdings in Napa County, California. The $16.5 million net proceeds from the sale after transaction-related costs were used to reduce debt.

Summary of 2000 Activities

     Cash and cash equivalents totaled $0.8 million at September 30, 2000. During the first nine months of 2000, cash and cash equivalents increased $0.5 million, with $2.1 million provided by operations, $9.0 million provided by investing activities and $10.5 million used in financing activities.

Operating Activities

     Cash provided of $2.1 million by operating activities in the first nine months of 2000 was the result of increased profitability partially offset by funding changes in working capital.

Investing Activities

  The company sold its Irish plastics business for $10.0 million in net cash proceeds. Capital expenditures were $3.5 million and $0.1 million was used to acquire the common stock of Kingway. Investing activities also provided $2.7 million of cash acquired in the merger.

Financing Activities

     Proceeds from new term loan borrowings totaled $30.8 million, consisting of $25.8 million of the term loan A facility and $5.0 million of the term loan B facility. Repayments of Chatwins Group's and Reunion's former revolving credit facilities with the proceeds from the new revolving credit facility and the $4.1 million of revolving credit facility borrowings repaid using a portion of the proceeds from the sale of the Irish plastics business are reflected in the $23.5 million net change in revolving credit facilities. The Company made other repayments of debt with the refinancing proceeds totaling $51.8 million and paid $1.4 million in financing fees and closing costs. During the period since the merger, the Company made scheduled payments totaling $2.5 million on its term loan A and B facilities and an additional $1.6 million of term loan A debt and $4.3 million of term loan B debt were repaid using a portion of the proceeds from the sale of the Irish plastics business. The term loan B is fully repaid. Other debt repayments totaling $2.9 million were made, including the debt of the Irish plastics business and capital leases obligations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in the market risk factors which affect the Company since the end of the preceding fiscal year.

PART II.  OTHER INFORMATION

Item 5.   Other Information

     On June 14, 2000, the Company's Board of Directors approved the exchange of its Series A and Series B preferred stocks for 3,245,515 shares of the Company's common stock at an exchange price of $5.00 per share. The Series A and Series B preferred stocks were issued in connection with the March 16, 2000 merger with Chatwins Group and acquisition of Kingway, and had an aggregate liquidation value of $16.2 million. The closing market price of Reunion's common stock was $1.00 on that date.

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

     Because Chatwins Group was considered the acquirer in the merger (see
Part I, Item 1, Note 2), Reunion Industries' accumulated deficit at September 30, 2000 is primarily comprised of the historical activity of Chatwins Group which includes its historical results of operations, dividends declared and paid and the $9.0 million of unpaid liquidation value and dividend accretions. Because the newly merged Reunion's accumulated deficit is largely a legacy of the former Chatwins Group's preferred stock accretions, the Company is providing the following supplemental disclosure of the components of the $4.9 million accumulated deficit at September 30, 2000 so as to separate operating results from preferred stock accretions and dividends paid. Such amounts are as follows (in 000's)(unaudited):
                                                     Components
                                                    of Reunion's
                                                    Accumulated
                                                      Deficit
                                                    ------------
Accumulated deficit on May 12, 1988 (date of
  incorporation of Chatwins Group)                      $    (13)
Cumulative net income (including post-merger
  net income of $3,995)                                   11,442
Preferred stock liquidation accretions, all classes       (7,728)
Preferred stock dividend accretions, all classes          (7,293)
Dividends paid                                              (435)
                                                        --------
Accumulated deficit at September 30, 2000               $ (4,027)
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

          (a)  Exhibits

                    The following exhibits are filed herewith in accordance
               with Item 601 of Regulation S-K:

               Exhibit No.         Exhibit Description
               -----------         -------------------

                 27                Financial Data Schedule (electronically
                                   filed report only).

          (b)  Reports on Form 8-K

     On September 15, 2000, the Company filed a Current Report on Form 8-K dated August 31, 2000 to report under Items 2 and 7 that the Company had completed the sale of its Irish plastics business and to file the required pro forma financial information and exhibits.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  November 14, 2000                      REUNION INDUSTRIES, INC.
       -----------------                           (Registrant)

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