Form 10-K
period 2000-12-31
REUNION INDUSTRIES INC
filed 2001-04-18
CIK 1003429

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004
                                  FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2000, Or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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
(State of Incorporation)                  (I.R.S. Employer Identification No.)
        11 STANWIX STREET, SUITE 1400, PITTSBURGH, PENNSYLVANIA 15236
        -------------------------------------------------------------
        (Address of principal executive offices, including zip code)
                                (412) 281-2111
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:                            COMMON STOCK, $.01 par value
Name of Each Exchange on Which Registered:      AMERICAN STOCK EXCHANGE

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No
                                                      -----    -----
At March 27, 2001, 15,235,624 shares of common stock were issued and outstanding. As of March 27, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the high and low sales prices on the American Stock Exchange) was $4,550,823.

DOCUMENTS INCORPORATED BY REFERENCE: Part III, Items 10 through 13 are incorporated from the Registrant's definitive proxy statements to be filed within 120 days after the close of Reunion Industries's fiscal year.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
==============================================================================

                           REUNION INDUSTRIES, INC.
                              TABLE OF CONTENTS
                                                                      Page No.
                                                                      --------
                                    PART I

Item 1.   Business                                                        4
Item 2.   Properties                                                     12
Item 3.   Legal Proceedings                                              13
Item 4.   Submission of Matters to a Vote of Security Holders            14

                                   PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                                  15
Item 6.   Selected Financial Data                                        16
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                19
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk     31
Item 8.   Consolidated Financial Statements and Supplementary Data       32
Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosures                      33

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant             33
Item 11.  Executive Compensation                                         33
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                        33
Item 13.  Certain Relationships and Related Transactions                 33

                                   PART IV

Item 14.  Exhibits, Financial Statements Schedules,
            and Reports on Form 8-K                                      34

SIGNATURES                                                               35

2

                          FORWARD LOOKING STATEMENTS

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

                                   PART I

ITEM 1.     BUSINESS

GENERAL

     Reunion Industries, Inc., a Delaware corporation ("Reunion Industries" or "Reunion"), is the successor by merger, effective March 16, 2000, of Chatwins Group, Inc. ("Chatwins Group") with and into Reunion Industries, Inc. As used herein, the term "Company" refers, as the context requires, to Reunion, after giving effect to the merger, and also to Chatwins Group prior to the merger, as the acquirer for purposes of applying purchase accounting. Reunion Industries' executive offices are located at 11 Stanwix Street, Suite 1400, Pittsburgh, Pennsylvania 15222 and its telephone number is (412) 281-2111.

     The Company owns and operates a diverse group of industrial manufacturing operations that design and manufacture highly engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, precision plastic components, heavy-duty cranes, bridge structures and materials handling systems. The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals, home electronics, office equipment and consumer goods. The Company's business units are organized into two major operating groups:

     The Metals Group, through its five manufacturing divisions (representing the divisions of the former Chatwins Group plus Kingway Material Handling Company acquired at the same time as the merger), designs, manufactures and markets a broad range of fabricated and machined industrial metal parts and products to original equipment manufacturers and end-users. The Metals Group serves over 5,000 customers.

     The Plastics Group (which is comprised of the pre-merger plastics business units of Reunion) manufactures precision molded plastic parts and provides engineered plastics services to more than 500 original equipment manufacturers.

     General information about each of Reunion Industries' principal businesses is set forth below under the captions "Metals Group" and "Plastics Group."

     Reunion Industries' Certificate of Incorporation includes certain capital stock transfer restrictions which are designed to prevent any person or group of persons from becoming a 5% shareholder of Reunion Industries and to prevent an increase in the percentage stock ownership of any existing person or group of persons that constitutes a 5% shareholder by prohibiting and voiding any transfer or agreement to transfer stock to the extent that it would cause the transferee to hold such a prohibited ownership percentage. [The transfer restrictions are intended to help assure that Reunion Industries' net operating loss carryforwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" (measured over a three year testing period) for federal income tax purposes.] The transfer restrictions do not apply to transfers approved by Reunion Industries' Board of Directors if such approval is based on a determination that the proposed transfer will not jeopardize the full utilization of Reunion Industries' net operating loss carryforwards.

RECENT DEVELOPMENTS

The Merger

     On March 16, 2000, Chatwins Group and Reunion merged, with Reunion as the surviving entity. Prior to the merger, Chatwins Group owned approximately 37% of Reunion's issued and outstanding common stock.

     The merger was accounted for as a purchase under APB Opinion No. 16 "Business Combinations" with Chatwins Group as the acquirer for purposes of applying purchase accounting. Accordingly, Chatwins Group's assets and liabilities are accounted for at historical book values and the approximately 63% of assets and liabilities of Reunion not previously owned by Chatwins Group have been revalued at their estimated fair value. Amounts assigned to goodwill at the merger date have been allocated to deferred tax assets based on the expected usage of net operating losses of pre-merger Reunion preserved in the merger.

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The 1,450,000 shares of Reunion common stock previously owned by Chatwins Group were retired in the merger, as were the previously issued shares of Chatwins Group common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock will be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses plus the acquired Kingway business on a pro forma 2000 basis achieve specified performance levels in 2000. [Final determination of the number of shares to be issued will be made by the board of directors at its meeting scheduled for May 15, 2001.]

     Holders of Chatwins Group Class D, Series A, B and C preferred stock received 9,033 shares of Reunion Series A preferred stock in the merger. The Reunion Series A preferred stock had an initial redemption price of $9,033,000. See "Preferred Stock Exchange" below for a discussion of the exchange of the Company's preferred stock for common stock.

The Refinancing

     Simultaneously with the merger, Reunion entered into $72.5 million of senior secured credit facilities with Bank of America ("Bank of America" or "BOA"). These credit facilities consisted of a $39.0 million revolving credit facility, a $25.8 million term loan A facility, a $5.0 million term loan B facility and a $2.7 million capital expenditures facility.

     Proceeds from initial borrowings under the Bank of America credit facilities were used for various purposes, including repayment of Chatwins Group's existing credit facilities with Bank of America, repayment of Reunion's existing credit facilities with the CIT Group/Business Credit, Inc. and retirement of $25.0 million of Chatwins Group's 13% senior notes plus accrued and unpaid interest. Reunion assumed the obligations of Chatwins Group under the indenture governing the remaining $24.975 million of 13% senior notes.

Acquisition of Kingway

     Simultaneously with the merger, Reunion acquired Stanwich Acquisition Corp. (SAC), an affiliated company, doing business as Kingway Material Handling (Kingway). Similar to Chatwins Group's material handling product line, Kingway produces industrial and commercial storage racks and materials handling systems. Subsequent to the merger and acquisition, Reunion integrated Kingway into the existing material handling product line and operates from a single location. The transaction was accounted for as a purchase under APB 16. The purchase price in excess of net assets acquired plus $0.3 million, the value assigned to SAC's net operating losses at the time of the acquisition, of approximately $13.2 million was recorded as goodwill and is being amortized over 15 years.

     In the acquisition, the holder of SAC's preferred stock received in exchange for its shares, 5,000 shares of Reunion Series B preferred stock.
The Reunion Series B preferred stock had a redemption price of $5,000,000 plus cumulative dividends as of the date of the acquisition of $1,781,000. See "Preferred Stock Exchange" below for a discussion of the exchange of the Company's preferred stock for common stock.

Preferred Stock Exchange

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

     On October 27, 2000, the Company sold substantially all of its wine grape agricultural operations and real estate holdings in Napa County, California. The $16.5 million net proceeds from the sale after transaction-related costs were used to reduce debt. During the third quarter of 2000, the Company classified and began accounting for the agricultural operations as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), which requires discontinued operations to be reported separately from continuing operations.

     On December 28, 2000, the Company sold and leased-back the land and building of its Chicago, IL hydraulic cylinder manufacturing location. The net proceeds of $3.0 million from the sale were used to repay debt including a portion of the Company's senior secured and revolving credit borrowings with Bank of America.

Acquisition of NPS Acquisition Corp.

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. NPSAC is based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals Group product line.

     The purchase price was $10,000 plus the assumption of $10.3 million of NPSAC's liabilities, including a $6.9 million note payable to Shaw Industries, the former owner of Naptech Pressure Systems. Simultaneously with the acquisition Reunion paid Shaw Industries $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America. The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first payment. The note is unsecured.

     The transaction was accounted for as a purchase under APB 16. The purchase price in excess of net assets acquired of $7.9 million was recorded as goodwill and is being amortized over 15 years.

6

METALS GROUP

     The Metals Group designs, manufactures and markets a broad range of fabricated and machined industrial metal parts and products to original equipment manufacturers and end-users through its five manufacturing divisions. The Metals Group divisions include:

     Alliance - Alliance, founded in 1901 and located in Alliance, Ohio, designs, engineers and manufactures a variety of equipment including heavy-duty cranes used in a wide range of steel and aluminum mill applications, large special purpose cranes used in marine and aerospace applications and heavy industrial plants and lighter duty cranes for various industrial applications, coke oven machinery and other large steel-related fabrications. Early in 2000, Alliance also entered the steel bridge fabrication market. Alliance also offers maintenance and repair services for all of the equipment it manufactures.

     Kingway - Kingway, which represents Chatwins Group's former Auto-Lok division founded in 1946 and combined with Kingway at the time of the acquisition, is located in Acworth, Georgia. Kingway manufactures roll formed and structural steel fabricated storage racks for industrial and commercial materials handling systems and general storage applications. Kingway also manufactures gravity flow racking and computer assisted picking systems for the order selection segment of the materials handling systems industry. In addition, Kingway participates on larger contracts in the sale of total materials handling systems through purchasing and reselling related components such as decking and carton flow devices, and subcontracting of rack erection.

     CPI - CPI, founded in 1897 and located in McKeesport, Pennsylvania, specializes in manufacturing large, seamless pressure vessels for the above ground storage and transportation of highly pressurized gases such as natural gas, hydrogen, nitrogen, oxygen and helium. These pressure vessels are provided to customers such as industrial gas producers and suppliers, the alternative fueled vehicle compressed natural gas fuel industry, chemical and petrochemical processing facilities, shipbuilders, NASA, public utilities and gas transportation companies.

     Hanna - Hanna, founded in 1901 with locations in Chicago, Illinois and Milwaukee, Wisconsin, designs and manufactures a broad line of hydraulic and pneumatic cylinders, actuators, accumulators and manifolds. These products are used in a wide variety of industrial and mobile machinery and equipment requiring the application of force in a controlled and repetitive process. Hanna's specialty is custom cylinders in both small quantities packaged by its distributors with valves, pumps and controls as complete fluid power systems and large quantities sold directly to equipment manufacturers.

     Steelcraft - Steelcraft, founded in 1972 and located in Miami, Oklahoma, manufactures and sells cold-rolled steel leaf springs. Its principal customers are manufacturers of trailers for boats, small utility vehicles and golf carts and makers of recreational vehicles and agricultural trailers.

     Markets and Customers.   The Metals Group operates in relatively mature
markets. Most of the Metals Group's products are sold in highly competitive markets both in the U.S. and internationally and compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies, on the basis of price, service, quality and the ability to supply customers in a timely manner. A number of our competitors have financial and other resources that are substantially greater than those of the Company. [Competitive pressures or other factors could cause us to lose market share or erode prices which could negatively impact the Company's results of operations.]

     During 2000, no customer accounted for more than 10% of the net sales of the Metals Group. Individual divisions of the Metals Group in the past have had customers that have accounted for in excess of 10% of its net sales. This occurs principally at CPI, Alliance and Kingway due to the large contract nature of their businesses, and commonly occurs for different customers from one year to the next.

     Sales and Marketing.   The Metals Group markets and distributes its
products in a variety of ways including in-house marketing and sales personnel at all of its divisions, domestic independent and manufacturer representatives, domestic and international agents and North American networks of independent distributors that specialize in metal products and the specific products of each division.

     Raw Materials.   The major raw materials used by the Metals Group include
steel hot- and cold-rolled bands, structural bars, stainless steel coils, welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions, all of which are supplied by various domestic sources. Prices for most of these raw materials used by the Company remained relatively constant during 2000. [There can be no assurance that prices for these and other raw materials used by the Company will not increase in the future.]

     Research and Development.   The majority of the Metals group's research
and development work is related to improving the quality and performance of its existing products, meeting design requirements and specifications of its customers that require customized products and developing greater production efficiencies. To meet these objectives, there are engineering departments at all major metals manufacturing divisions. The Metals Group's business is not materially dependent on any patents, licenses or trademarks.


PLASTICS GROUP

     ORCplastics manufactures plastic products and provides engineered plastics services through its two divisions: thermoplastics and Rostone.

     Founded in 1964 as Oneida Molded Plastics, the thermoplastics division designs and produces injection molded parts and provides secondary services such as hot stamping, welding, printing, painting and assembly of such products and designs and builds custom molds at its tool shop in order to produce component parts for specific customers. The thermoplastics division's principal products consist of specially designed and manufactured components for office equipment; business machines; computers and peripherals; telecommunications, packaging and industrial equipment; and recreational and consumer products.

     Founded in 1927, the Rostone division compounds and molds thermoset polyester resins. Rostone's principal products consist of specially designed and manufactured components for original equipment manufacturers in the electrical, transportation, appliance and office equipment industries. Rostone is also a compounder of proprietary fiberglass reinforced materials used in a number of customer applications.

Thermoplastics Division

     Markets and Customers.   The markets in which the thermoplastics division
competes have sales in excess of $25 billion per year. These markets are highly competitive. The principal competitors are international companies with multi-plant operations based in the United States, Germany, France and Japan, as well as approximately 3,800 independent companies located in the United States engaged in the custom molding business. Most of these companies are privately owned and have sales volumes ranging from $3 million to $7 million per year. In addition, approximately one-half of the total injection molding market is supplied by in-house molding shops. The thermoplastics division competes on the basis of customer service, product quality and price.

     During 2000, sales to one customer, Remington Arms, were approximately 10% of the thermoplastics division's sales (6% of Plastics Group sales). [The loss of this customer could have a material adverse effect on the results of operations of the thermoplastics division], as did sales to Xerox, which have declined as a percentage of the division's sales as the Company diversifies its customer base. The division has approximately 500 customers in the various industries described above. ORCplastics continues to seek additional customers in the business machines, consumer products and medical products industries. [We believe that these new customers provide future growth opportunities for the division.]

     Sales and Marketing.   Sales of products are made through an internal
sales staff and a network of independent manufacturers' representatives working from nine separate regional offices throughout the eastern United States. The division generally pays commissions of between 2% and 5% percent of sales based upon volume.

     Raw Materials.   The principal raw materials used by the thermoplastics
division are thermoplastic polymers. These materials are available from a number of suppliers. [Prices for these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials will not increase in the future. The division's contracts with its customers generally provide that such price increases can be passed through to the customers.]

     Research and Development.   The majority of the thermoplastics division's
research and development work is related to meeting design requirements and specifications of its customers that require customized products and developing greater production efficiencies. To meet these objectives, the division has engineering personnel at each of its manufacturing locations.
The division's business is not materially dependent on any patents, licenses or trademarks.

Rostone

     Markets and Customers.   Rostone competes in a market with a limited
number of privately owned competitors and in-house molders on the basis of product specifications, customer service and price. During 2000, one customer, Cutler Hammer, was responsible for more than 28% of Rostone's sales (9% of Plastics Group sales). [The loss of this customer could have a material adverse effect on Rostone's results of operations. Rostone continues to seek new customers in the industries described previously and in other industries.]

     Sales and Marketing.   Sales of Rostone's products are made through an
internal sales staff and a network of independent representatives working from ten separate offices throughout the central United States. Rostone generally pays commissions of between 3% and 5% of sales based on volume.

     Raw Materials.   The principal raw materials used by Rostone are styrene,
polyester resins, fiberglass and commercial phenolics. These materials are available from a number of suppliers. [Prices and availability of these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials used by Rostone will not increase in the future.] When possible, if shortages occur, Rostone engineers new products to provide its customers a cost-effective alternative to the material in short supply.

     Research and Development.   Research and development at Rostone is
focused on the development of proprietary thermoset materials under the trade name Rosite. Rostone compounds a wide range of Rosite materials to satisfy its customers' various needs. Rostone also provides services in meeting customers' design requirements and specifications of their customized products. Other than Rosite, Rostone's business is not materially dependent on any patents, licenses or trademarks.

ENVIRONMENTAL REGULATION

     Various federal, state and local laws and regulations including, without limitation, laws and regulations concerning the containment and disposal of hazardous waste, oil field waste and other waste materials, the use of storage tanks, the use of insecticides and fungicides and the use of underground injection wells directly or indirectly affect Reunion Industries' operations. In addition, environmental laws and regulations typically impose "strict liability" upon Reunion Industries for certain environmental damages. [Accordingly, in some situations, Reunion Industries could be liable for clean up costs even if the situation resulted from previous conduct of Reunion Industries that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with Reunion Industries or events outside the control of Reunion Industries. Such clean up or costs associated with changes in environmental laws and regulations could be substantial and could have a materially adverse effect on Reunion Industries' consolidated financial position, results of operations or cash flows.]

     Except as described in the following paragraphs, Reunion Industries believes it is currently in material compliance with existing environmental protection laws and regulations and is not involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions that may be required, Reunion Industries has also employed outside consultants from time to time to advise and assist Reunion Industries' environmental compliance efforts. [Except as described in the following paragraphs, Reunion Industries is not aware of any conditions or circumstances relating to environmental matters that will require significant capital expenditures by Reunion Industries or that would result in material adverse effects on its businesses.]

     In February 1996, Rostone was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. Rostone has initiated a remediation plan under an agreement with the Indiana Department of Environmental Management and expects to substantially complete the remediation during 2001. Rostone has expended approximately $0.4 million of remediation costs. Remaining costs are expected to be inconsequential.

     In connection with the sale of its former oil and gas operations, Reunion Industries retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. Reunion Industries is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. Reunion Industries has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by Reunion Industries. During 1998 Reunion Industries increased this accrual by a charge of $1,200,000, based on revised estimates of the remaining remediation costs. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. [No decision has been rendered to date, but Reunion Industries does not believe that the cost of future remediation will exceed the amount accrued.] No remediation was performed during 2000 pending the decision. However, Reunion paid approximately $118,000 for its share of legal and consulting services in connection with the hearings. At December 31, 2000, the balance accrued for these remediation costs is approximately $1,190,000. Owners of a portion of the property have objected to Reunion Industries' proposed cleanup methodology and have filed suit to require additional procedures. Reunion Industries is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for any costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

Employees

     At December 31, 2000, Reunion Industries employed 1,300 full time employees, of whom 807 were employed in the Metals Group and 473 were employed in the Plastics Group. There were 20 corporate employees. The Company believes its relations with its employees are good. The employees in Beijing, China are Chinese nationals and relate to seamless pressure vessel sales efforts in that region. These employees are not covered by a union nor are they covered by any benefit or insurance plans sponsored by the Company.

     A breakdown of the Company's workforce by location and function at December 31, 2000 is as follows.

                                                    General and
Group      Location             Manufacturing      Administrative      Total
--------   --------           -----------------   -----------------    -----
                              Union   Non-Union   Union   Non-Union
                              -----   ---------   -----   ---------
Metals Group:
           Alliance, OH       121(1)                          40         161
           Acworth, GA                   229                  36         265
           Beijing, China                                      7           7
           Exeter, NH                                         23          23
           McKeesport, PA      96(2)       5       8(3)       22         131
           Chicago, IL                    74                  26         100
           Milwaukee, WI                  72                  12          84
           Miami, OK                      30                   6          36

Plastics Group:
           Charlotte, NC                                      11          11
           Oneida, NY                     73                  28         101
           Phoenix, NY                    53                  11          64
           Siler City, NC                102                  19         121
           LaFayette, IN      153(4)                          23         176

Corporate:
           Pittsburgh, PA                                     17          17
           Stamford, CT                                        3           3
                              ---        ---       -         ---       -----
  Totals                      370        638       8         284       1,300
                              ===        ===       =         ===       =====

(1)  United Steelworkers of America - Contract expires June 14, 2002.
(2)  United Steelworkers of America - Contract expires May 31, 2001.
(3)  United Steelworkers of America - Contract expires May 31, 2001.
(4) International Brotherhood of Electrical Workers - Contract expires February 27, 2003.

ITEM 2.     PROPERTIES

     The Company has a total of 102.3 acres and 1,846,392 square feet being used for ongoing operations. Except for CPI's sales office in Beijing, China, the Plastics Group's administrative headquarters in Charlotte, NC and the Company's corporate sites in Pittsburgh, PA and Stamford, CT, which are administrative, all locations are both manufacturing and administrative facilities:
                                                                 Lease
                                 Square      Land              Expiration
Group         Location            Feet      Acres     Title       Date
--------      --------          -------     -----     -----    ----------
Metals Group:
              McKeesport, PA    602,772      37.0     Owned         -
              Beijing, China        808        -      Leased    10/31/02
              Alliance, OH      383,865      14.8     Owned         -
              Chicago, IL        85,283        -      Leased    12/28/01
              Milwaukee, WI      68,000       3.2     Owned         -
              Miami, OK          39,120      13.5     Owned         -
              Acworth, GA       222,900        -      Leased     3/12/08
              Exeter, NH          7,700        -      Leased     3/31/02

Plastics Group:
              Charlotte, NC       4,500        -      Leased     6/30/02
              Oneida, NY         84,000       3.5     Owned         -
              Phoenix, NY        28,000        -      Leased     1/31/05
              Phoenix, NY        20,000       2.0     Owned*        -
              Siler City, NC    130,000       8.3     Owned*        -
              LaFayette, IN     168,000      20.0     Owned*        -

Headquarters:
              Pittsburgh, PA      7,944        -      Leased     4/30/05
              Stamford, CT        1,500        -      Leased     monthly

     In December 2000, the Company sold and leased-back the land and building of its Chicago, IL location of the Metals Group. The Company intends to relocate the operations of this location to Libertyville, IL in the next twelve months to a facility the Company currently subleases to another unaffiliated enterprise.

     The Company also owns 92.7 acres of idle farm land adjacent to its former Ipsen facility, in Boone County, IL, which were retained by the Company after the Ipsen sale. The Company is currently pursuing the disposition of this land.

     In connection with the sale of its oil and gas business in Louisiana, Reunion Industries retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. Reunion Industries intends to sell these properties when the litigation is resolved.

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

     Reunion Industries subleases, from Stanwich Partners, Inc., a related party approximately 1,500 square feet of office space in Stamford, Connecticut for its corporate office there. Management believes the terms of this sublease are comparable to those available from third parties.

     The Company believes that all of its facilities have been in operation for a sufficient period of time to demonstrate their suitability for their individual purposes. [The production capacities of the Company's facilities are believed by the Company to be sufficient for the Company's anticipated future needs.]


ITEM 3. LEGAL PROCEEDINGS

     Certain litigation in which Reunion Industries is involved is described below.

     In June 1993, the U.S. Customs Service (Customs) made a demand on Chatwins Group's former industrial rubber distribution division for $612,948 in marking duties pursuant to 19 U.S.C. Sec. 1592. The duties are claimed on importations of "unmarked" hose products from 1982 to 1986. Following Chatwins Group's initial response raising various arguments in defense, including expired statute of limitations, Customs responded in January 1997 by reducing its demand to $370,968 and reiterating that demand in October 1997. Chatwins Group restated its position and continues to decline payment of the claim. Should the claim not be resolved, Customs threatens suit in the International Courts of Claims. [The Company continues to believe, based on consultation with counsel, that there are facts which raise a number of procedural and substantive defenses to this claim, which will be vigorously defended.] There is no applicable insurance coverage.

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

     A suit was filed in December 1999 in the Court of Chancery of the State of Delaware against Reunion Industries and its directors and Chatwins Group in connection with the proposed merger. The lawsuit alleges breaches of fiduciary duty by the defendants in setting the exchange ratio of the merger. The defendants maintain that the exchange ratio fixed for the merger fairly reflected the relative values of Reunion Industries and Chatwins Group when the merger terms were agreed. The suit is in the initial stages of discovery. [Reunion Industries intends to vigorously contest this lawsuit.]

     The company has been named as a defendant in seven related lawsuits filed in December 2000 or early 2001 in the Superior Court for Los Angeles County, California. The plaintiffs in these suits except one are structured settlement payees to whom Stanwich Financial Services Corp. (SFSC) is indebted. The Company and SFSC are related parties (See item 13. Certain relationships and Related Transactions).

     In addition to the Company, there are numerous defendants in these suits, including SFSC, Mr. Bradley, several major financial institutions and certain others. All of these suits arise out of the inability of SFSC to make structured settlement payments when due. Although the claims made and the relief sought vary somewhat from suit to suit, in general (1) the suits allege breach of contract, breach of fiduciary duty, negligence, conversion, fraudulent conveyance, fraud and violations of certain statutes and (2) the relief sought includes compensatory and punitive damages, statutory penalties and attorneys' fees and costs. The plaintiffs in one of the suits are former owners of a predecessor of SFSC and current operators of a structured settlement business. They also claim that their business and reputations have been damaged by SFSC's structured settlement defaults, seek damages for unfair competition and purport to sue on behalf of the payees. The plaintiffs in three of the suits claim class action status.

     The plaintiffs' theory of liability against the Company in these suits is based on allegations that the Company is the alter ego of SFSC and Mr. Bradley, sole shareholder and director of SFSC, and that the Company participated in the actions and omissions alleged. [The Company denies these allegations and intends to vigorously defend against these lawsuits.]

     The Company has been named in approximately 195 separate asbestos suits filed since January 1, 2001 by two plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth Steel Mill in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. As of the date of this report, counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. [The Company denies having manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.]

     Reunion Industries and its subsidiaries are the defendants in other lawsuits and administrative proceedings which have arisen in the ordinary course of business. [Reunion Industries believes that any material liability which can result from any of such lawsuits or proceedings has been properly reserved for in Reunion Industries' financial statements or is covered by indemnification in favor of Reunion Industries or its subsidiaries, and that, therefore, the outcome of these lawsuits or proceedings will not have a material adverse effect on Reunion Industries' financial position, results of operations or cash flows.]


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None in the fourth quarter of 2000.

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER  MATTERS

     Beginning March 23, 2000, Reunion Industries' common stock is traded on the American Stock Exchange (RUN). Previously, Reunion Industries' common stock was traded in the over-the-counter market and was listed on the NASDAQ Small-Cap Market (RUNI). The stock was also listed on the Pacific Exchange
(RUN) until July 5, 2000.

     As of March 15, 2001, there were 1,282 holders of record of Reunion Industries' common stock with an aggregate of 15,235,624 shares outstanding.

     The table below reflects the high and low sales prices on the NASDAQ Small-Cap Market for the pre-merger quarterly period and on the American Exchange for the post-merger quarterly periods in the two years ended December 31, 2000. The NASDAQ Small-Cap quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

QUARTER ENDED                                        High          Low
-------------                                       ------        ------
2000
     March 31.......................................$3.625        $1.875
     June 30........................................$2.375        $0.938
     September 30...................................$2.125        $1.625
     December 31....................................$2.000        $0.875

1999
     March 31.......................................$5.250        $2.625
     June 30........................................$4.875        $3.188
     September 30...................................$3.500        $2.375
     December 31....................................$2.625        $1.688

     No cash dividends have been declared or paid during the past three years with respect to the common stock. The Board of Directors currently follows a policy of retaining any earnings for operations and for the expansion of the business of the company. Cash dividends are also limited by the availability of funds, including limitations contained in Reunion Industries' lending agreements. [Therefore, Reunion Industries anticipates that it will not pay any cash dividends on its common stock in the foreseeable future.]

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data of the Company. All data are reported in thousands, except for per-share data. Historical data have been restated for the classifications of the former Chatwins Group's Klemp division and oil and gas operations as discontinued operations.

Year Ended December 31,         2000     1999(1)   1998(1)  1997(1)   1996(1)
                              --------  --------  -------- --------  --------
EARNINGS DATA:

Net sales                     $180,417  $120,150  $135,164  $137,017 $104,554
Cost of sales                  146,737   100,666   109,187   111,938   85,323
                              --------  --------  --------  -------- --------
Gross profit                    33,680    19,484    25,977    25,079   19,231
Selling, general and
  administrative  expenses      23,802    12,742    13,740    13,380   12,613
Other expense, net              (5,821)      495       579       595      251
                              --------  --------  --------  -------- --------
Operating profit                15,699     6,247    11,658    11,104    6,367
Interest expense, net(2)        10,374     7,989     7,453     7,374    7,284
Equity in loss from  continuing
  operations  of affiliate         296       566     4,056       373      915
                              --------  --------  --------  -------- --------
Income (loss) before income
  taxes from continuing
  operations                     5,029    (2,308)      149     3,357   (1,832)
Provision for (benefit from)
  income taxes(3)                 (616)   (1,628)       46       851     (659)
                              --------  --------  --------  -------- --------
Income (loss) from
  continuing operations       $  5,645  $   (680) $    103  $  2,506 $ (1,173)
                              ========  ========  ========  ======== ========

Income (loss) from continuing
  operations applicable to
  common stockholders(4)      $  5,550  $ (1,136) $   (353) $  2,050 $ (1,629)
                              ========  ========  ========  ======== ========
Weighted average common
  shares outstanding(5)         13,236     9,500     9,500     9,500    9,500
                              ========  ========  ========  ======== ========
Income (loss) from continuing
  operations per common
  share(5)                    $   0.42  $  (0.12) $  (0.04) $   0.22 $  (0.17)
                              ========  ========  ========  ======== ========

OPERATING AND OTHER DATA:

Cash flow from (used in)
  operating activities(6)     $  5,507  $ (4,168) $ (3,268) $  2,312 $  3,492
                              ========  ========  ========  ======== ========
Cash flow from (used in)
  investing activities(6)       27,997    34,494    (5,195)   (5,044)  (1,190)
                              ========  ========  ========  ======== ========
Cash flow from (used in)
  financing activities(6)      (31,385)  (30,249)    8,070     3,110   (2,303)
                              ========  ========  ========  ======== ========

Depreciation and
  amortization(7)                6,270     3,083     2,956     2,706    2,742
                              ========  ========  ========  ======== ========
Capital expenditures(8)          3,743     1,795     2,349     2,694    2,951
                              ========  ========  ========  ======== ========

BALANCE SHEET DATA:

Working capital(9)            $ 17,844  $ 22,613  $ 25,156  $ 20,759 $ 18,198
                              ========  ========  ========  ======== ========
Total assets                   129,955    81,037   108,476   103,279   95,211
                              ========  ========  ========  ======== ========
Revolving credit facility       19,367     5,834    34,005    26,061   23,629
                              ========  ========  ========  ======== ========
Total long-term debt(10)        50,732    49,971    50,019    50,043   50,066
                              ========  ========  ========  ======== ========
Redeemable preferred stock           -     8,938     8,482     8,026    7,570
                              ========  ========  ========  ======== ========
Stockholders' equity(11)        21,559    (7,870)   (8,594)   (6,863)  (8,666)
                              ========  ========  ========  ======== ========

EBITDA(12):                   $ 21,969  $  9,330  $ 14,614  $ 13,810 $  9,109
                              ========  ========  ========  ======== ========

(1) Represents historical financial data of Chatwins Group as Chatwins Group was considered the acquirer in the merger. The Company has revised its 1999 financial statements to defer revenue recognition at December 31, 1999 for sales of seamless pressure vessel products that were manufactured in 1999 but not received by the customer until 2000. See note 1, "Revised Financial Statements."

(2)   Includes amortization of debt issuance expenses of the following amounts
for the following years:   2000: $897; 1999: $1,308; 1998: $671; 1997: $550
and 1996: $632.  The year 2000 also includes $700 of overadvance fees.

(3) See note 11 to the consolidated financial statements. Due primarily to the use of net operating loss carryforwards, Chatwins Group's actual cash payments, net of refunds, relating to state and federal income taxes for the years ended December 31, 1995 through December 31, 1997 have been approximately $20, $53 and $205, respectively. In 1998, Chatwins Group had a net refund of $139. In 1999, Chatwins Group paid $279. In 2000, Reunion paid $322.

(4) In determining income (loss) from continuing operations applicable to common stock, income from continuing operations is reduced by accretions of dividends on preferred stock of $95 in 2000 and $456 in each of the years 1999 through 1996.

(5) Weighted average shares outstanding for the year ended December 31, 1999 through 1996 have been restated to give retroactive effect to the recapitalization of Chatwins Group in connection with the merger.

(6) Current accounting rules do not require restatement of the statement of cash flows upon the classification of a segment as a discontinued operation.

(7) Excludes amortization of debt issuance expenses and depreciation and amortization related to discontinued operations. See footnote (2) above.

(8)   Excludes capital expenditures of discontinued operations.

(9) Represents current assets excluding net assets of discontinued operations less current liabilities excluding borrowings under revolving credit facilities, current maturities of senior notes prior to 2000 and net liabilities of discontinued operations.

(10) Excludes borrowings under revolving credit facilities and includes current maturities of 13% senior notes.

(11) Stockholders' equity has been reduced by accretions for redemption value of and dividends on redeemable preferred stock of $15.0 million through December 31, 2000.

(12)  EBITDA is calculated as follows:

                                2000     1999(1)   1998(1)   1997(1)  1996(1)
                              --------  --------  --------  -------- --------
Income (loss) from continuing
  operations before taxes     $  5,029  $ (2,308) $    149  $  3,357 $ (1,832)
Interest expense, net(2)        10,374     7,989     7,453     7,374    7,284
Depreciation and
  amortization(7)                6,270     3,083     2,956     2,706    2,742
Equity loss from continuing
  operations of affiliate          296       566     4,056       373      915
                              --------  --------  --------  -------- --------
     EBITDA                   $ 21,969  $  9,330  $ 14,614  $ 13,810 $  9,109
                              ========  ========  ========  ======== ========

     EBITDA is included in the Selected Historical Financial Data due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

GENERAL

     The Company owns and operates a diverse group of industrial manufacturing operations that design and manufacture highly engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, precision plastic components, heavy-duty cranes, bridge structures and materials handling systems. The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals, home electronics, office equipment and consumer goods. The Company's business units are organized into two operating groups:

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

     The merger was accounted for as a purchase under APB Opinion No. 16 "Business Combinations" with Chatwins Group as the acquirer for purposes of applying purchase accounting. Accordingly, Chatwins Group's assets and liabilities are accounted for at historical book values and the unowned portion of the assets and liabilities of Reunion have been revalued at their estimated fair value. Amounts assigned to goodwill at the merger date have been allocated to deferred tax assets based on expected usage of the net operating losses of pre-merger Reunion preserved in the merger.

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

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The 1,450,000 shares of Reunion common stock previously owned by Chatwins Group were retired in the merger, as were the previously issued shares of Chatwins Group common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock will be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses plus the acquired Kingway business achieve specified performance levels in 2000. [Final determination of the number of shares to be issued will be made by the board of directors at its meeting scheduled for May 15, 2001.]

     Holders of Chatwins Group Class D, Series A, B and C preferred stock received 9,033 shares of Reunion Series A preferred stock in the merger. The Reunion Series A preferred stock had an initial redemption price of $9,033,000. See "Preferred Stock Exchange" below for a discussion of the exchange of the Company's preferred stock for common stock.

The Refinancing

     Simultaneously with the merger, Reunion entered into $72.5 million of senior secured credit facilities with Bank of America. These credit facilities consisted of a $39.0 million revolving credit facility, a $25.8 million term loan A facility, a $5.0 million term loan B facility and a $2.7 million capital expenditures facility.

     Proceeds from initial borrowings under the Bank of America credit facilities were used for various purposes, including repayment of Chatwins Group's existing credit facilities with Bank of America, repayment of Reunion's existing credit facilities with the CIT Group/Business Credit, Inc. and retirement of $25.0 million of Chatwins Group's 13% senior notes plus accrued and unpaid interest. Reunion assumed the obligations of Chatwins Group under the indenture governing the remaining $24.975 million 13% senior notes.

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

Acquisition of Kingway

     Simultaneously with the merger, Reunion acquired Stanwich Acquisition Corp. (SAC), an affiliated company, doing business as Kingway Material Handling (Kingway). Similar to Chatwins Group's material handling product line, Kingway produces industrial and commercial storage racks and materials handling systems. Subsequent to the merger and acquisition, Reunion integrated Kingway into the existing material handling product line and operates from a single location. The transaction was accounted for as a purchase under APB 16.

     The purchase price included $100,000 in cash paid to the then existing common stockholders of Kingway, the assumption of approximately $10.3 million of Kingway's debt and the issuance of $6.8 million of preferred stock in exchange for Kingway's existing preferred stock as described below. Assets acquired included approximately $3.0 million of current assets and approximately $2.1 million of fixed and other assets. Liabilities assumed, including the assumed debt, included approximately $11.7 million of current liabilities and $6.8 million of preferred stock. The purchase price in excess of net assets acquired, less $0.3 million, the value assigned to SAC's net operating losses at the time of the acquisition, amounting to approximately $13.2 million, was recorded as goodwill and is being amortized over 15 years.

     In the acquisition, the holder of SAC's preferred stock received in exchange for its shares, 5,000 shares of Reunion Series B preferred stock.
The Reunion Series B preferred stock has a redemption price of $5,000,000 plus cumulative dividends as of the date of the acquisition of $1,781,000. See "Preferred Stock Exchange" below for a discussion of the exchange of the Company's preferred stock for common stock.

Preferred Stock Exchange

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

     On October 27, 2000, the Company sold substantially all of its wine grape agricultural operations and real estate holdings in Napa County, California. The $16.5 million net proceeds from the sale after transaction-related costs were used to reduce debt. In the third quarter of 2000, the Company classified and began accounting for the agricultural operations as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), which requires discontinued operations to be reported separately from continuing operations.

     On December 28, 2000, the Company sold and leased-back the land and building of its Chicago, IL hydraulic cylinder manufacturing location. The net proceeds of $3.0 million from the sale were used to repay debt including a portion of the Company's senior secured and revolving credit borrowings with Bank of America.

Acquisition of NPS Acquisition Corp.

     On January 17, 2001, the Company acquired the common stock of NPS Acquisition Corp. (f/k/a Naptech Pressure Systems) from Mr. Bradley. NPSAC is based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals Group product line. The transaction was accounted for as a purchase under APB 16.

21

     The purchase price was $10,000 plus the assumption of $10.3 million NPSAC's liabilities, including a $6.9 million note payable to Shaw Industries, the former owner of Naptech Pressure Systems. Simultaneously with the acquisition Reunion paid Shaw Industries $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America. The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first payment on February 28, 2001. The note is unsecured. The estimated fair value of assets acquired included approximately $1.4 million of cash, receivables, inventories and other current assets and approximately $1.0 million of fixed assets. The purchase price in excess of net assets acquired of approximately $7.9 million was recorded as goodwill and will be amortized over 15 years.


RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to
  Year Ended December 31, 1999

Continuing Operations

Metals Group

     Metals Group sales for 2000 totaled $138.4 million, compared to $120.2 million for 1999, an increase of $18.2 million, or 15%. Sales increases of $18.4 million in the Metals Group's materials handling and computer-assisted picking systems product line (including $16.3 million from Kingway since it was acquired by the Company on March 16, 2000), $5.1 million in seamless pressure vessels, $6.0 million in bridge fabrication sales and $0.3 million in spring sales were partially offset by decreases of $9.2 million in heavy-duty crane sales and $1.6 million in cylinder sales. The increase in material handling sales reflects the acquisition of Kingway and increased demand and large project bid wins. The increase in pressure vessel sales in 2000 was due to strong first and second quarter 2000 order levels which began to ship in the 2000 second half. Heavy-duty crane sales continue to be impacted by weak order levels due to a downturn in large capital project spending in the steel industry caused by strong foreign competition. During the first quarter of 2000, the Company moved to counter this trend by entering the steel bridge fabrication market. [Management believes the Company's crane manufacturing processes are ideally suited for complex bridge manufacturing and seeks to position the Company to participate in what management anticipates will be a significant increase in state and federal transportation spending on bridges through the year 2004.] Sales of cylinders was down due to softness in the hydraulic cylinder market. Sales of leaf springs were up slightly compared to 1999.

     Metals Group gross profit for 2000 was $27.4 million, or 19.8% of sales, compared to $19.5 million for 1999, or 16.3% of sales, an increase of $7.9 million. Gross profit in both dollars and as a percentage of sales increased during 2000 compared to 1999 primarily due to the acquisition of Kingway which has higher margin products than Chatwins Group's pre-merger material handling products, the increase in volume and a change in product mix to the higher margin seamless pressure vessels.

Plastics Group

     Plastics Group sales for 2000 since the March 16, 2000 merger totaled $42.0 million. Such sales resulted in a Plastics Group gross profit of $6.3 million, or 15.0% of sales.

     On a pro forma basis as if the Plastics Group was acquired on January 1, 1999, Plastics Group sales in 2000 totaled $56.0 million, compared to $71.6 million for 1999. Excluding the Irish plastics business for reasons of comparability, such sales would be $48.3 million for 2000 and $57.7 million for 1999, a decrease of $9.4 million or 16%. The decrease in revenues is the continuation of a trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics Group facilities. [Management was investigating the feasibility of opening or acquiring a molding facility in Mexico or establishing a joint venture in Mexico with an existing plastics molding company in order to counter these trends. However, management's view of current business conditions in Mexico and the impact on the Company's liquidity caused by the need to fund increased working capital demands in the Company's seamless pressure vessel product line due to a substantial increase in order levels in the first quarter of 2001 has cause management to put this plan on hold temporarily. Accordingly, the trend in Plastics Group revenue could continue into 2001.]

     Plastics Group gross profit for 2000 was $6.3 million, or 15.0% of sales. On a pro forma basis, Plastics Group gross profit for 2000 was $8.2 million, or 14.6% of sales, compared to $10.8 million, or 14.9% of sales, for 1999. Excluding the Irish plastics business for reasons of comparability, gross profit would be $7.1 million, or 14.7% of sales, for 2000 and $8.6 million, or 15.0% of sales, for 1999, a decrease of $1.5 million or 18%. The decline in gross profit is directly related to the reduction in sales volume and resulting cost absorption inefficiencies.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for 2000 were $23.8 million, compared to $12.7 million for 1999, an increase of $11.1 million.
SGA expenses in 2000 include approximately $8.7 million of SGA from the Plastics Group, the acquired Kingway business and corporate administrative expenses of pre-merger Reunion which were not present in 1999. The remaining increase was due primarily to an increase in pre-merger related professional fees at Chatwins Group and a non-recurring increase in healthcare costs in the 2000 fourth quarter. SGA expenses as a percentage of sales increased to 13.2% for 2000 compared to 10.5% in 1999. SGA as a percentage of sales was higher in 2000 compared to 1999 due to the additions of the Plastics Group and the acquired Kingway business, whose combined SGA as a percentage of related sales was 14.8%, and increases in pre-merger related professional fees at Chatwins Group and fourth quarter healthcare costs.

Other (Income) Expense

     Other income for 2000 was $5.8 million. Included in other income for 2000 were gains on the third quarter sale of the Company's Irish plastics business of $4.9 million and the fourth quarter sale of the land and building of the Company's Chicago, IL hydraulic cylinder location of $2.4 million. Excluding these gains, other expense for 2000 was $1.6 million, compared to $0.5 million in 1999, an increase of $1.1 million. The increase in other expense for 2000 compared to 1999 is due to an increase in goodwill amortization as a result of the higher level of goodwill of post-merger Reunion compared to the level of goodwill of pre-merger Chatwins Group. Other than the gains on sales discussed above and the increased level of goodwill amortization, there were no individually significant or offsetting items in either 2000 or 1999.

Interest Expense

     Interest expense, net, for 2000 was $10.4 million plus $1.0 million included in discontinued operations, compared to $8.0 million for 1999 plus $1.9 million included in discontinued operations, indicating an increase of $1.5 million. The overall increase in interest expense reflects the higher level of debt of the post-merger company when compared to the 1999 debt levels of pre-merger Chatwins Group and the payment of $0.7 million in overadvance fees. See "Liquidity and Capital Resources - Recent Developments." [The

Company anticipates that interest expense for 2001 will decrease compared to 2000 due to the lower debt level as the result of the $29.5 million of cash proceeds generated through asset sales during 2000.] See "Liquidity and Capital Resources - Summary of 2000 Activities."

Equity Results

     Equity in loss of continuing operations of affiliate in 2000 and 1999 represents Chatwins Group's pre-merger share of Reunion's loss from continuing operations in each period.

Income Taxes

     There was a non-cash tax benefit from continuing operations of $0.6 million for 2000 compared to a non-cash tax benefit of $1.5 million for 1999. The tax benefit from continuing operations is the result of the fact that the valuation allowance against the deferred tax assets related to the Company's net operating loss carryforwards was reduced based on estimates of future taxable income. The tax benefit for 1999 is primarily the result of the pre-tax loss from continuing operations in 1999 and the reversal of the valuation allowance of $640,000 for deferred tax assets.

Discontinued Operations

     There was income from discontinued operations during 2000 of $1.3 million. The income from discontinued operations was comprised of the loss from the discontinued wine grape agricultural operations ($0.6 million), the gain from the sale of such operations ($2.3 million with $-0- tax effect as the valuation allowance against the deferred tax assets related to the Company's net operating loss carryforwards was reduced for the tax effect of such gain), a reduction in the gain on disposal of the discontinued grating business of the former Chatwins Group ($0.8 million) and a reduction in the provision for estimated expenses of the discontinued grating business ($0.5 million).

     The reduction in the gain on disposal is the result of the final outcome of the arbitration with Alabama Metal Industries Corporation (AMICO), the purchaser of the Company's discontinued grating business, regarding the final purchase price adjustment resulting from a disagreement between the Company and AMICO in the preparation of the closing date balance sheet. In calculating the gain on disposal in September 1999, the Company provided $0.5 million for future estimated purchase price adjustments. In November 2000, the arbiter for the dispute returned a final purchase price adjustment, including interest, of $1.3 million, a difference of $0.8 million. The Company paid AMICO $1.3 million in November 2000 from proceeds available under its revolving credit facility.

     During the third quarter of 2000, the Company reevaluated its reserve for estimated expenses of the discontinued grating business. Such reevaluation resulted in a $0.8 million reduction in the reserve needed for estimated future expenses.

     There was income from discontinued operations during 1999 of $2.0 million, net of taxes of $0.9 million. Income from discontinued operations was comprised of the gain on disposal of the discontinued grating business of the former Chatwins Group ($8.4 million) and income from discontinued operations of the grating business ($0.1 million, which included the $1.7 million pre-tax gain on sale of the Chicago property that comprised the Chicago manufacturing operations of Chatwins Group's Klemp division), partially offset by provisions for estimated expenses ($1.9 million) and disposals of the international grating subsidiaries ($4.1 million) and the oil and gas operations ($0.7 million). There was also equity in income from discontinued operations of pre-merger Reunion (less than $0.1 million).

Extraordinary Items

     The losses from extraordinary items in 2000 of $1.9 million represents the pre-merger write-offs of deferred financing costs at both Chatwins Group and pre-merger Reunion and the write-off of term loan B deferred financing costs due to the early retirement of this debt.

     On August 31, 2000, the Company sold its Irish plastics subsidiary for net proceeds of $10.0 million. A portion of the proceeds was used to repay in its entirety the term B loan. Related to the term B loan was $133,000 of unamortized debt issuance fees which the Company has recorded as an extraordinary item of $80,000.

Year Ended December 31, 1999 compared to
  Year Ended December 31, 1998

     The Company's consolidated financial statements at and for the year ended December 31, 1999 have been revised to defer revenue recognition at December 31, 1999 for sales of seamless pressure vessel products that were manufactured in 1999 but not received by the customer until 2000. The following discussion has been changed to reflect this revision.

Continuing Operations

     Net sales for 1999 totaled $120.2 million, compared to $135.2 million for 1998. Sales for 1999 decreased $15.0 million, or 11%, from 1998. Sales decreased at all divisions except for Auto-Lok. Sales decreased $15.9 million at Alliance due primarily to a decrease in order levels which have been negatively impacted by a downturn in large capital projects in the steel industry due to strong foreign competition. Sales decreased $4.8 million at CPI due primarily to a decrease in order levels in the first third of 1999 and a change in the mix of CPI's backlog to a higher percentage of items with longer delivery schedules. Sales decreased $2.4 million at Hanna due primarily to a softening in demand in its hydraulic product line.
Steelcraft's sales were down $0.6 million compared to 1998 due to weak demand across all product lines but primarily in marine and recreational springs as discretionary spending by consumers continued to shift towards technology-based products. Auto-Lok's sales increase of $8.5 million was due to increased product demand and an increase in large project shipments.

     Gross profit for 1999 was $19.5 million, compared to $26.0 million of gross profit for 1998, a decrease of $6.5 million. Gross profit margin in 1999 was 16.2%, compared to 19.2% in 1998. Gross profit during 1999 compared to 1998 decreased $3.5 million at Alliance, $2.2 million at Hanna and $2.0 million at CPI and $0.3 million at Steelcraft, partially offset by a $1.5 million increase at Auto-Lok. Gross profit margin for 1999 compared to 1998 increased only at Auto-Lok and decreased at all other divisions. The increase in gross profit and margin at Auto-Lok is due primarily to the division's increased volume. The decreases in gross profits and margins at the remaining divisions are due to decreases in volume noted above, price compression at Alliance due to softness in the steel industry caused by foreign competition and a change in product mix at Hanna to lower margin product lines.

Selling, General and Administrative

     Selling, general and administrative expenses for 1999 were $12.7 million, compared to $13.7 million for 1998, a decrease of $1.0 million. Selling, general and administrative expenses as a percentage of sales increased slightly to 10.5% in 1999 compared to 10.2% in 1998. The decrease in selling, general and administrative expenses was due to an overall effort to contain and reduce such costs and administrative personnel reductions primarily at Alliance. The increase in selling, general and administrative expenses as a percentage of sales was due to the 10% decrease in sales while selling, general and administrative expenses decreased only 7%.

Other (Income) Expense

     Other expense for 1999 was $0.5 million, compared to other expense of $0.6 million for 1998, a net decrease of $0.1 million. There were no individually significant or offsetting items in either 1999 or 1998.

Interest Expense

     Interest expense, net, in 1999 was $8.0 million plus $1.9 million included in discontinued operations compared to $7.5 million in 1998 plus $2.5 million included in discontinued operations, indicating a decrease of $0.2 million. The decrease in interest expense is due to a reduction in average borrowing levels in the fourth quarter of 1999 due to the sale of Chatwins Group's domestic grating business in September 1999 and the application of the $32.1 million of cash proceeds to borrowings under the BOA Facility partially offset by a $0.6 million increase in the level of amortization of deferred financing costs.

Equity Results

     Equity loss from continuing operations of affiliate in 1999 and 1998 represents Chatwins Group's share of Reunion's loss from continuing operations. Reunion's 1998 results from continuing operations were negatively impacted by a litigation provision it recorded in its 1998 second quarter.

Income Taxes

     There was a tax benefit of $1.6 million for 1999 compared to a tax provision of less than $0.1 million for 1998. The tax benefit for 1999 is primarily the result of the pre-tax loss in 1999 and the reversal of the valuation allowance of $640,000 for deferred tax assets. The 1998 tax provision is related to the level of pre-tax earnings.

Discontinued Operations

     There was income from discontinued operations during 1999 of $2.0 million, compared to a loss of $1.6 million in 1998. Income from discontinued operations in 1999 is comprised of income from Discontinued Klemp of $0.1 million, a gain on sale of Discontinued Klemp (domestic) of $8.4 million, a provision for estimated expenses of $1.9 million, an estimated provision for loss on disposal of Discontinued Klemp (foreign) of $4.1 million and an estimated provision for loss on disposal of the discontinued oil and gas operations of $0.7 million. Income from Discontinued Klemp in 1999 includes a $1.7 million pre-tax effect gain on sale of property. Income (loss) from Discontinued Klemp includes allocated interest expense of $1.9 million in 1999 and $2.5 million in 1998.

     Income (loss) from discontinued operations are net of taxes of $0.9 million in 1999 and tax benefits of $0.6 million in 1998.

Change in Accounting Principle

     Effective January 1, 1999, Chatwins Group adopted the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires that the costs of start-up activities be expensed as incurred. Such adoption is reported as the cumulative effect of a change in accounting principle and resulted in the write-off of $176,000 of start-up costs, net of taxes of $91,000. These start-up costs primarily related to Chatwins Group's international subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

General

     The Company manages its liquidity as a consolidated enterprise. The operating groups of the Company carry minimal cash balances. Cash generated from group operating activities generally is used to repay borrowings under revolving credit arrangements, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for group operating activities generally is provided from funds available under the same revolving credit arrangements. Although the Company operates in relatively mature markets, [it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits.]

Recent Developments

     Simultaneously with the Chatwins Group merger, Reunion entered into senior secured credit facilities with Bank of America and other lenders.
These credit facilities consisted of a $39.0 million revolving credit facility, a $25.8 million term loan A facility amortizing in 84 monthly principal payments, a $5.0 million term loan B facility amortizing in 36 monthly principal payments, and a $2.7 million capital expenditures facility which amortizes in 60 monthly principal payments when borrowed. These facilities have a three-year initial term and automatically renew for additional one-year increments unless either party gives the other notice of termination at least 60 days prior to the beginning of the next one-year term. Subsequent to the merger, the Company borrowed $0.7 million under the capital expenditures facility. All of the term loan B and portions of the term loan A and revolving credit facility were repaid with the proceeds from the sale of the Company's Irish plastics business. See "Summary of 2000 Activities - Financing Activities" below.

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

     The facilities require Reunion to comply with financial covenants and other covenants, including fixed charge coverage and leverage tests. The fixed charge coverage covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter beginning with the quarter ended June 30, 2000 for the year-to-date period starting on April 1, 2000. For quarters ended March 31, 2001 and thereafter, the components of the calculation are on a rolling twelve-month basis. The ratio is defined as EBITDA (adjusted to exclude non-financed capital expenditures and income taxes paid) divided by fixed charges (defined as scheduled or required principal and interest payments on debt). For the ratio calculation period (as defined) ended December 31, 2000 the required minimum fixed charge coverage ratio is 1.25:1. The actual ratio of 1.59:1 was in compliance with the required minimum. The first test for the financial covenant related to leverage was December 31, 2000. The leverage test is defined as the ratio of funded debt to EBITDA. Funded debt is defined as all secured and unsecured long-term debt, including current maturities. For the purposes of this ratio, EBITDA for the period ended December 31, 2000 is annualized. For the annualized year ended December 31, 2000 the required maximum funded debt to EBITDA ratio is 3.75:1. The actual ratio of 2.42:1 was in compliance with the required maximum. See "2001 Covenant Compliance."

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

     Proceeds from initial borrowings under the Bank of America credit facilities were used to repay ORC's credit facilities with CIT Group Business/Credit, Inc. totaling $19.3 million, to repay Chatwins Group's credit facilities with Bank of America totaling $5.2 million, to repay certain debt and acquire stock in the Kingway acquisition totaling $7.4 million and to retire $25.0 million of Chatwins Group's 13% senior notes including $1.2 million of related accrued interest. Proceeds of $1.4 million were used to pay various merger related fees and expenses, including approximately $1.0 million to Bank of America. The Company had approximately $3.8 million of borrowing availability after the initial borrowings. However, as discussed below, in the period subsequent to the merger it was necessary for the Company to obtain temporary overadvances from the Bank of America in order to pay its May 1, 2000 semi-annual interest payment on its senior notes and to fund changes in working capital. With the sales of its Irish plastics business and the wine grape agricultural operations and the resulting reduction in revolving credit debt, all overadvances have been repaid. Availability under the Company's revolving credit facility totaled $8.5 million at December 31, 2000. [Management does not foresee any need for additional temporary overadvances in the next twelve months.]

     On May 1, 2000, Bank of America and Reunion Industries entered into a letter agreement to provide Reunion with a temporary overadvance availability under the Bank of America revolving credit facility of up to $1.5 million. This letter agreement expired on May 31, 2000. Proceeds from this overadvance, which was not fully drawn down, were used for the Company's May 1, 2000 $1.623 million semi-annual interest payment on its $24,975,000 of outstanding 13% senior notes. Reunion paid Bank of America a $50,000 overadvance fee in connection with this letter agreement.

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

     Upon the expiration of the June 26, 2000 first amendment to the Bank of America financing and security agreement, Reunion and Bank of America entered into a second amendment to the Bank of America financing and security agreement dated July 31, 2000 to provide Reunion with a special availability loan under the Bank of America revolving credit facility of up to $3.5 million. The amount of the special availability loan was $3.5 million from August 1, 2000 through August 21, 2000; $3.0 million from August 22, 2000 through August 31, 2000 and was reduced to zero thereafter. Proceeds from this special availability loan were being used to fund changes in working capital. The second amendment provided for weekly special availability fees to be paid to Bank of America by Reunion in the amount of $50,000 per week if the amount of the special availability loan was greater than $3.0 million and $25,000 per week if the amount of the special availability loan was equal to or less than $3.0 million. Reunion paid Bank of America fees totaling $125,000 under this special availability loan.

     The Company and Bank of America recently entered into two additional amendments to the financing and security agreement. On December 12, 2000, the agreement was amended to include a requirement that the Company maintain a minimum availability under the revolving credit facility of $1.5 million. Through the date of this report the Company has complied with this requirement. On January 19, 2001, the agreement was amended to allow for the acquisition of NPSAC by the Company.

     During the year, the Company spent $4.072 million on capital expenditures. Of this amount, $373,000 in expenditures applied to and was funded by its former Irish subsidiary that was sold in the third quarter of the year and $329,000 in expenditures applied to and was funded by its former agricultural operation that was sold in the fourth quarter of the year. The Company's covenant limitation on capital expenditures is $3.5 million for the year 2000. Although the Company believes that it complied with the covenant's intent, it did receive a waiver from the bank of any default concerning its capital expenditures for the year.

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

     The indenture also requires that the company maintain EBITDA (as defined in the indenture) of at least $7.2 million on a last twelve months basis at the end of each fiscal quarter and that the company offer to repurchase some or all of the 13% senior notes upon a change of control or the sale of a significant amount of assets where the proceeds are not reinvested in other manufacturing assets within 180 days of the sale. In 2000, the Company generated $22.0 million of EBITDA.

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

     On December 28, 2000, the Company sold and leased-back the land and building of its Chicago, IL hydraulic cylinder manufacturing location. The net proceeds of $3.0 million from the sale were used to repay debt including a portion of the Company's senior secured and revolving credit borrowings with Bank of America.

Summary of 2000 Activities

     Cash and cash equivalents totaled $2.5 million (including $0.7 million classified within discontinued operations) at December 31, 2000, compared to $0.4 million (including $0.1 million classified within discontinued operations) at December 31, 1999, an increase of $2.1 million, with $5.5 million provided by operations, $28.0 million provided by investing activities and $31.4 million used in financing activities.

Operating Activities

     Cash provided by operating activities of $5.5 million in 2000 was the result of increased profitability and a reduction in net working capital.

Investing Activities

     The Company disposed of non-core businesses and assets during 2000,
30
generating $29.5 million in net cash proceeds. Capital expenditures were $4.1 million and $0.1 million was used to acquire the common stock of Kingway. Investing activities also provided $2.7 million of cash acquired in the merger.

Financing Activities

     Proceeds from new term loan borrowings totaled $31.5 million, consisting of $25.8 million of the term loan A facility, $5.0 million of the term loan B facility and, subsequent to the merger, $0.7 million of borrowings under the capital expenditures facility. Repayments of Chatwins Group's and Reunion's former revolving credit facilities with the proceeds from the new revolving credit facility and revolving credit facility borrowings repaid using proceeds from asset sales during 2000 are reflected in the $13.5 million net change in revolving credit facilities. The Company made other repayments of debt with the refinancing proceeds totaling $51.7 million and paid $1.4 million in financing fees and closing costs. During the period since the merger, the Company made scheduled payments totaling $3.5 million on its term loan A, B and capital expenditures facilities and an additional $3.3 million of term loan A debt and $4.3 million of term loan B debt were repaid using a portion of the proceeds from asset sales during 2000. The term loan B is fully repaid. Other debt repayments totaling $10.6 million were made, including the debt of the Irish plastics business, the discontinued agricultural operations and capital lease obligations.

[2001 Covenant Compliance

     For quarters ended March 31, 2001 and for each fiscal quarter thereafter in 2001, the Company is required to maintain a minimum fixed charge coverage ratio of 1.25:1 and maximum funded debt to EBITDA ratios of 3.75:1, 3.50:1, 3.25:1 and 3.00:1 (both as previously defined in "Recent Developments").

     The Company's 2001 business plan includes assumptions regarding results of operations and economic conditions, achievement of which is necessary for compliance with its financial covenants in 2001, particularly the third and fourth quarters. If one or more of these assumptions do not occur or if economic conditions in the markets served by the Company worsen, the Company could fall out of compliance with one or both of its financial covenants during 2001. Therefore, in April 2001, the Company entered into a letter agreement with Bank of America whereby, as long as the Company maintains both a fixed charge coverage ratio of at least 1.00:1 and has a funded debt to EBITDA ratio of no more than 4.50:1 as of the September 30, 2001 and December 31, 2001 calculation dates, and as long as the Company is in compliance on all other covenants, the Bank of America will not accelerate any of its loans.]


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, Reunion Industries has market risk exposure to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and Reunion Industries' strategies to manage the exposure is discussed below.

      Reunion Industries manufactures its products in the United States and sells its products in the United States and in other foreign countries. These countries to which the Company exports its products vary from year to year. International sales in 2000 were in four major areas of the globe: the Far East, Australia, and Asia; Canada; Western Europe; and Central and South Americas. The majority of international sales in 2000 relate to pressure vessel sales to customers in Taiwan and the People's Republic of China.

Export sales to foreign countries from are denominated in U.S. dollars, the Company's reporting currency. Accordingly, transaction loss exposures due to fluctuations in the functional currencies of the countries to which the Company's domestic locations export are minimal.

     The major raw material used by the Metals Group include steel hot- and cold-rolled bands, structural bars, stainless steel coils, welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions. The major raw material used by the Plastics Group is thermoplastic polymers. These materials are available from a number of suppliers. [Prices for these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials will not increase in the future.] [Reunion Industries' contracts with its customers generally provide that such price increases can be passed through to its customers.]

      Reunion Industries' operating results are subject to risk from interest rate fluctuations on debt that carries variable interest rates. The variable rate debt was approximately $39.8 million at December 31, 2000, which is representative of balances outstanding during the year. A 1.00% change in interest rates would affect results of operations by approximately $400,000.


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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*


ITEM 11. EXECUTIVE COMPENSATION*


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*


*Items 10, 11, 12 and 13 are incorporated by reference to the Registrant's Definitive Proxy Statement to be filed with the commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Registrant's fiscal year.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K

(a) Documents included in this report:

The following consolidated financial statements and financial statement schedules of Reunion Industries, Inc. and its subsidiaries are included in
Part II, Item 8:

1.   Financial Statements (Pages F-1 through F-XX)

     Report of Independent Public Accountants
     Consolidated Balance Sheets - December 31, 2000 and 1999
     Consolidated Statements of Operations - Years Ended December 31, 2000,
       1999 and 1998
     Consolidated Statements of Cash Flows - Years Ended December 31, 2000,
       1999 and 1998
     Notes to Consolidated Financial Statements

2.   Financial Statement Schedules (Page S-1)

     Schedule II - Valuation and Qualifying Accounts and Reserves

     Other schedules have been omitted because they are either not required, not applicable, or the information required to be presented is included in Reunion Industries' financial statements and related notes.

3.   Exhibits

     See pages E-1A to E-1D for a listing of exhibits filed with this report or incorporated by reference herein.

     (b)   Current Reports on Form 8-K

     On February 7, 2001, the Company filed a Current Report on Form 8-K dated October 27, 2000 to report under Items 2 and 7 that the Company had completed the sale of its discontinued wine grape agricultural business and to file the required pro forma financial information and exhibits.

     On February 23, 2001, the Company filed a Current Report on Form 8-K dated February 23, 2001 to announce under Item 5 the date, time and place of the annual meeting of shareholders of the Company.

34

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 18, 2001                            REUNION INDUSTRIES, INC.
      --------------
                                                By: /s/ Kimball J. Bradley
                                                   ---------------------------
                                                        Kimball J. Bradley
                                                   President, Chief Operating
                                                       Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on this 18th day of April, 2001.

Signature                                           Title
---------                                           -----

/s/ Charles E. Bradley, Sr.           Chairman of the Board, Chief Executive
---------------------------           Office and Director
    Charles E. Bradley, Sr.

/s/ Joseph C. Lawyer                  Vice Chairman and Director
---------------------------
    Joseph C. Lawyer

/s/ John M. Froehlich                 Executive Vice President, Chief
---------------------------           Financial Officer, Treasurer and
    John M. Froehlich                 Assistant Secretary (chief financial
                                      and accounting officer)

/s/ John G. Poole                     Director
---------------------------
    John G. Poole

/s/ Thomas N. Amonett                 Director
---------------------------
    Thomas N. Amonett

/s/ Thomas L. Cassidy                 Director
---------------------------
    Thomas L. Cassidy

/s/ W. R. Clerihue                    Director
---------------------------
    W. R. Clerihue

/s/ Franklin Myers                    Director
---------------------------
    Franklin Myers

35

                           REUNION INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              Page
------------------------------------------                              ----

Report of Independent Accountants.......................................F-2
Consolidated Balance Sheet..............................................F-3
Consolidated Statement of Income and Comprehensive Income...............F-4
Consolidated Statement of Cash Flows....................................F-6
Notes to Consolidated Financial Statements..............................F-8

                      Report of Independent Accountants


To the Board of Directors
and Stockholders of
Reunion Industries

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and of cash flows, after the restatement described in Note 1, present fairly, in all material respects, the financial position of Reunion Industries, Inc. and its subsidiaries (Reunion) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Reunion's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the accompanying consolidated financial statements, Reunion merged with Chatwins Group, Inc. (Chatwins), an affiliated company, on March 16, 2000. Chatwins was considered the acquiring company for financial reporting purposes. Effective with the merger, the combined company retained the name Reunion Industries, Inc.

     As discussed in Note 1 to the accompanying consolidated financial statements, Reunion changed its method of accounting for start-up costs as of January 1, 1999.

PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
April 18, 2001

                           REUNION INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                           At December 31,     At December 31,
                                                     2000                1999
                                           --------------      --------------
     ASSETS:
Cash and cash equivalents                        $  1,826            $    252
Receivables, net (note 1)                          31,777              24,470
Advances to employees (note 12)                       233                   -
Inventories, net (note 3)                          21,781              13,817
Other current assets                                3,307               3,344
Net assets of discontinued operations (note 15)         9                   -
                                                 --------            --------
     Total current assets                          58,933              41,883

Property, plant and equipment, net (note 4)        31,166              16,675
Investments, net                                        -               6,270
Due from related parties (note 12)                  3,950               4,734
Goodwill, net (note 2)                             18,837               3,371
Other assets, net (note 5)                         17,069               8,104
                                                 --------            --------
Total assets                                     $129,955            $ 81,037
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving credit facilities (note 6)             $ 19,367            $  5,834
Current maturities of debt (note 6)                 4,061              25,022
Trade payables                                     21,662              12,543
Accrued salaries and benefits                       4,554               2,478
Accrued interest                                    1,075               1,140
Accrued environmental reserves                      1,287                   -
Due to related party (note 12)                        224                   -
Other current liabilities                           8,217               3,061
Net liabilities of discontinued
  operations (note 15)                                  -               3,011
                                                 --------            --------
     Total current liabilities                     60,447              53,089

Long-term debt (note 6)                            42,656              24,997
Long-term debt - related party (notes 6 and 12)     4,015                   -
Other liabilities                                   1,278               1,883
                                                 --------            --------
     Total liabilities                            108,396              79,969
                                                 --------            --------
Commitments and contingent liabilities (note 13)        -                   -
Redeemable preferred stock                              -               8,938
     Stockholders' equity (note 7):
Common stock (2000: $.01 par value, 20,000,000
  shares authorized, 15,235,624 shares
  outstanding;  1999: $0.1 par value, 400,000
  shares authorized, 292,862 shares outstanding)      152                   3
Capital in excess of par value                     24,608                 873
Treasury stock                                          -                (500)
Accumulated deficit (note 1)                       (3,201)             (8,246)
                                                 --------            --------
Stockholders' equity                               21,559              (7,870)
                                                 --------            --------
Total liabilities and stockholders' equity       $129,955            $ 81,037
                                                 ========            ========

         See accompanying notes to consolidated financial statements.

                           REUNION INDUSTRIES, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 (in thousands, except per share information)

                                                  Year Ended December 31,
                                                  2000       1999       1998
                                              --------   --------   --------
     Sales:
Metals Group                                  $138,409   $120,150   $135,164
Plastics Group                                  42,008          -          -
                                              --------   --------   --------
  Total sales                                  180,417    120,150    135,164
                                              --------   --------   --------
     Cost of sales:
Metals Group                                   111,024    100,666    109,187
Plastics Group                                  35,713          -          -
                                              --------   --------   --------
  Total cost of sales                          146,737    100,666    109,187
                                              --------   --------   --------
  Gross profit                                  33,680     19,484     25,977
Selling, general & administrative               23,802     12,742     13,740
Other (income) expense, net                     (5,821)       495        579
                                              --------   --------   --------
  Operating profit                              15,699      6,247     11,658
Interest expense, net                           10,374      7,989      7,453
Equity in loss from continuing operations
  of affiliate                                     296        566      4,056
                                              --------   --------   --------
Income (loss) from continuing operations
  before income taxes                            5,029     (2,308)       149
Provision for (benefit from) income taxes         (616)    (1,628)        46
                                              --------   --------   --------
Income (loss) from continuing operations         5,645       (680)       103
                                              --------   --------   --------
  Discontinued operations, net of tax:
Income (loss) from discontinued agricultural
  operations to October 27, 2000, less
  applicable income taxes of $-0-                 (639)         -          -
Income (loss) from Discontinued Klemp to
  May 28, 1999, less applicable
  income taxes (benefit) of $58 and
  ($342), respectively                               -        136     (1,145)
Gain on disposal of discontinued agricultural
  operations, less applicable income
  taxes of $-0-                                  2,286          -          -
Gain (loss) on disposal of Discontinued
  Klemp (domestic), less applicable income
  taxes of $-0- and $3,905, respectively          (830)     8,422          -
Provision for estimated expenses of
  Discontinued Klemp (domestic), less
  applicable income taxes (benefit) of $-0-
  and ($864), respectively                         530     (1,859)         -
Estimated loss on disposal of Discontinued
  Klemp (foreign) including provision
  of $545 for operating losses during
  the phase-out period, less applicable
  income tax benefit of $1,900                       -     (4,087)         -

                           REUNION INDUSTRIES, INC.
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (continued)
                 (in thousands, except per share information)

                                                   Year Ended December 31,
                                                  2000       1999       1998
                                              --------   --------   --------
Estimated loss on disposal of discontinued
  oil and gas operations, less applicable
  income tax benefit of $311                         -       (669)         -
Equity in income (loss) from discontinued
  operations of affiliate, less applicable
  income taxes (benefit) of $50 and
  ($221), respectively                               -         79       (429)
                                              --------   --------   --------
  Income (loss) from discontinued operations     1,347      2,022     (1,574)
                                              --------   --------   --------
Income (loss) before cumulative effect of
  change in accounting principle and
  extraordinary items                            6,992      1,342     (1,471)
Cumulative effect of change in accounting
  principle, net of tax                              -       (176)         -
                                              --------   --------   --------
Income (loss) before extraordinary items         6,992      1,166     (1,471)
                                              --------   --------   --------
  Extraordinary items, net of tax:
Write-off of deferred financing costs (merger)  (1,501)         -          -
Write-off of deferred financing costs
  (extinguishment of debt)                         (80)         -          -
Equity in loss of extraordinary item
  of affiliate                                    (271)         -          -
                                              --------   --------   --------
  Loss from extraordinary items                 (1,852)         -          -
                                              --------   --------   --------
Net and comprehensive income (loss)           $  5,140   $  1,166   $ (1,471)
                                              ========   ========   ========
Earnings (loss) applicable to common
  stockholders                                $  5,045   $    710   $ (1,927)
                                              ========   ========   ========
  Earnings (loss) per common share - basic:
Continuing operations                         $   0.42   $  (0.12)  $  (0.04)
Discontinued operations                           0.10       0.21      (0.16)
Change in accounting principle                       -      (0.02)         -
Extraordinary items                              (0.14)         -          -
                                              --------   --------   --------
Income (loss) per common share - basic        $   0.38   $   0.07   $  (0.20)
                                              ========   ========   ========
Weighted average shares outstanding(1)          13,236      9,500      9,500
                                              ========   ========   ========
  Earnings (loss) per common share - diluted:
Continuing operations                         $   0.42   $  (0.12)  $  (0.04)
Discontinued operations                           0.10       0.21      (0.16)
Change in accounting principle                       -      (0.02)         -
Extraordinary items                              (0.14)         -          -
                                              --------   --------   --------
Income (loss) per common share - diluted      $   0.38   $   0.07   $  (0.20)
                                              ========   ========   ========
Weighted average shares outstanding(1)          13,306      9,500      9,500
                                              ========   ========   ========

(1) - 1999 and 1998 are restated to give retroactive effect to the recapitalization of Chatwins Group in connection with the merger.

         See accompanying notes to consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                                  Year Ended December 31,
                                                  2000       1999       1998
                                              --------   --------   --------
  Cash flow from operating activities:
Net income (loss)                             $  5,140   $  1,166   $ (1,471)
Adjustments to reconcile net income (loss) to
  net cash from operating activities:
  Depreciation                                   5,276      3,637      3,922
  Amortization of intangibles                    1,403        634        564
  Amortization of deferred financing fees          897      1,308        671
  Write-off of deferred financing fees           1,635          -          -
  Deferred tax provision (benefit)                (898)    (1,464)        46
  Equity in net loss of affiliate                  567        437      4,706
  Gain on sale of Irish plastics subsidiary     (4,933)         -          -
  Gain on sale of discontinued agricultural
    operations                                  (2,286)         -          -
  Gain on sale of property                      (2,441)    (1,681)         -
  Gain on sale of Discontinued Klemp (domestic)    830    (12,327)         -
  Provision for estimated expenses of
    Discontinued Klemp (domestic)                 (530)     2,723          -
  Provision for estimated loss on disposal of
    Discontinued Klemp (foreign)                     -      5,987          -
  Provision for estimated loss on disposal of
    discontinued oil and gas operations              -        980          -
  Payments of expenses of discontinued
    operations                                  (2,219)    (1,586)         -
  Changes in assets and liabilities:
    Decrease (increase) in receivables           4,509      5,184     (4,094)
    Decrease (increase) in inventories          (1,299)       689     (3,782)
    Decrease (increase) in other current assets    803        472        (47)
    Increase (decrease) in trade payables
      and other current liabilities                462     (2,954)     1,800
    Increase in due from related parties           784     (1,741)      (803)
    Net change in other assets and liabilities  (2,193)    (5,632)    (4,780)
                                              --------   --------   --------
Cash provided (used) by operating activities     5,507     (4,168)    (3,268)
                                              --------   --------   --------
  Cash flow from investing activities:
Proceeds from sale of Irish plastics subsidiary  9,990          -          -
Proceeds from sale of discontinued
  agricultural operations                       16,500          -          -
Proceeds from sale of property                   3,013      4,563          -
Cash acquired in merger                          2,666
Proceeds from sale of Discontinued Klemp             -     32,052          -
Proceeds from sale of discontinued
  oil and gas operations                             -        189          -
Proceeds from sale of investment in joint venture    -        275          -
Acquisition of Kingway common stock               (100)         -          -
Capital expenditures                            (4,072)    (2,585)    (5,095)
Investment in joint venture                          -          -       (100)
                                              --------   --------   --------
Cash provided (used) by investing activities    27,997     34,494     (5,195)
                                              --------   --------   --------

                           REUNION INDUSTRIES, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                (in thousands)
                                                  Year Ended December 31,
                                                  2000       1999       1998
                                              --------   --------   --------
  Cash flow from financing activities:
Proceeds from issuance of debt                  31,498          -          -
Repayments of debt                             (72,323)       (72)       (48)
Repayments to related parties                   (1,076)         -          -
Revolving credit facilities borrowings         184,443    170,396    191,281
Revolving credit facilities repayments        (170,910)  (198,567)  (183,337)
Payments of deferred financing costs            (1,404)    (1,213)    (1,105)
Net increase (decrease) in outstanding checks   (1,613)      (793)     1,279
                                              --------   --------   --------
Cash provided (used) by financing activities   (31,385)   (30,249)     8,070
                                              --------   --------   --------
Net increase (decrease) in cash and equivalents  2,119         77       (393)
Less:Change in cash of discontinued operations    (545)       (22)        10
Cash and equivalents, beginning of year            252        197        580
                                              --------   --------   --------
Cash and equivalents, end of year             $  1,826   $    252   $    197
                                              ========   ========   ========

  Supplemental cash flow information:
Interest paid                                 $  9,716   $  8,819   $  9,211
                                              ========   ========   ========
Income taxes paid (refunded)                  $    322   $    279   $   (139)
                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Reunion Industries Inc. ("Reunion Industries" or "Reunion") operations are composed of two major product categories; metals and plastics. Reunion's Metals Group, through its five manufacturing divisions, designs, manufactures and markets a broad range of metal fabricated and machined industrial parts and products, including seamless steel pressure vessels, fluid power cylinders, industrial cranes and structures for bridges, leaf springs and storage racks. The Plastics Group manufactures high volume, precision plastics products and thermoset compounds and provides engineered plastics services.

Discontinued Operations

     On October 27, 2000, the Company sold substantially all of its wine grape agricultural operations and real estate holdings in Napa County, California. The Company classified and began accounting for the agricultural operations as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), which requires discontinued operations to be reported separately from continuing operations. See note 15.

     During 1999, the former Chatwins Group (see note 2) disposed of its grating manufacturing business and liquidated its oil and gas business through the disposition of all of its grating and oil and gas related assets. Prior period information contained in these consolidated financial statements and accompanying notes have been restated to reflect accounting for these discontinued businesses in accordance with APB 30. See note 15.

Principles of Consolidation

     The consolidated financial statements include the accounts of Reunion Industries and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Investments in other companies over which Reunion Industries does not have control, less than a 50% equity interest, and in which Reunion Industries has the ability to exercise significant influence over operating or financial policies, if any, are accounted for by the equity method.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates.

Cash and Equivalents

     Cash and equivalents consist of demand deposit accounts and other cash equivalents with original maturities of 3 months or less.

Accounts Receivable

     Accounts receivable are net of $628,000 and $196,000 in allowance for doubtful accounts at December 31, 2000 and 1999, respectively. Reunion Industries has no concentration of credit risks and generally does not require collateral or other security from its customers.

Inventories

     Inventories are stated at the lower of cost or market, at standard costs which approximate the "last-in, first-out" (LIFO) method of inventory valuation for approximately 55% and 73% of total inventories at December 31, 2000 and 1999, respectively, and at standard costs which approximate the "first-in, first-out" (FIFO) method for the remaining inventories. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. See note 3.

Other Current Assets

     Other current assets is primarily comprised of net current deferred tax assets, deposits and prepaid expenses. See note 11.

Property, Plant and Equipment

     Property, plant and equipment is recorded at cost, including costs as determined by the allocation of the purchase price in business acquisitions accounted for using the purchase method, and depreciated over their estimated useful lives using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are as follows: 25 to 40 for buildings and improvements; 7 to 12 for machinery and equipment; 5 to 8 for computer systems; 7 to 10 for furniture and fixtures. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

Computer Software Costs

     The internal and external costs incurred to develop internal-use computer software are capitalized if they relate to designing, coding, installing and testing the software during the application development stage. All other costs incurred are expensed.

Goodwill

     Goodwill, which represents the excess of the purchase consideration over the fair value of the net assets of acquired businesses, is being amortized over 15 years using the straight-line method. Accumulated amortization of goodwill at December 31, 2000 and 1999, is $2,875,000 and $1,785,000,
respectively.

     The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or the carrying value of goodwill may not be recoverable. In evaluating goodwill for possible impairment, an estimate of undiscounted future cash flows over the goodwill's remaining estimated useful life is used. If this analysis were to indicate that goodwill is impaired, a loss would be recognized to reduce its carrying value to fair market value.

Long-Lived Assets and Impairment

     The Company reviews long-lived assets for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, and recognizes an impairment loss when the undiscounted future cash flows expected to be generated by the asset are less than the carrying amount of the asset. Long-lived assets held for sale, other than assets to be disposed of in connection with disposal of a discontinued business segment, are reported at the lower of carrying amount or fair value less cost to sell.

Other Assets

     Other assets primarily include net deferred tax assets, capitalized debt issuance costs on presently outstanding debt, which are being amortized ratably to interest expense over the term of the related debt agreements, and the cash surrender value of life insurance policies. See notes 5 and 12.

Revenue Recognition

     Sales are recorded when title and risks of ownership transfer to the buyer. Shipping and handling fees charged to customers are recorded as revenues and the related costs are recorded as cost of sales.

     The percentage-of-completion method of accounting is used for orders with long cycle times. Under this method, income is recognized as work on contracts progresses. The percentage of work completed is determined principally by comparing the accumulated costs to date with management's current estimate of costs at contract completion. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. At the time when current estimates indicate a loss, a provision is made.

     The following long-term contract amounts are included in accounts receivable at December 31, 2000 and 1999 (in thousands):

                                                        At December 31,
                                                   2000                1999
                                                 --------            --------
Uncompleted contract costs over related billings $  7,149            $  8,381
Uncompleted contract billings over related costs     (855)             (4,755)
                                                 --------            --------
                                                 $  6,294            $  3,626
                                                 ========            ========

Environmental Policies

     Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remediation actions are probable, and the costs can be reasonably estimated (See note 13).

Income Taxes

     The Company provides deferred income taxes for all temporary differences between financial and income tax reporting using the liability method. Deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. A valuation allowance is recorded for net deferred tax assets if it is more likely than not that such assets will not be realized. The Company has significant net operating loss and investment tax credit carryforwards for tax purposes, a portion of which may expire unutilized (see note 11).

Earnings Per Share

    Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during this period. Potential common shares include shares issuable upon exercise of the Company's stock options (see note 8).

     Potential common shares relating to options to purchase common stock aggregating 69,682 are included in the weighted average number of shares for the year ended December 31, 2000.

Revised Financial Statements

     The Company's consolidated financial statements at and for the year ended December 31, 1999 have been revised to defer revenue recognition at December 31, 1999 for sales of seamless pressure vessel products that were manufactured in 1999 but not received by the customer until 2000. The effect of the restatement is as follows (in thousands, except per share amounts):

                                                  As Previously            As
                                                       Reported      Restated
                                                  -------------      --------
  At and for the year ended December 31, 1999:
     Balance sheet:
Receivables                                            $ 25,787      $ 24,470
Inventories                                              12,648        13,817
Other current assets                                      3,179         3,344
Other current liabilities                                 2,725         3,061
Accumulated deficit                                      (7,927)       (8,246)
     Statement of income:
Income before extraordinary item                       $  1,485      $  1,166
Net income                                                1,485         1,166
Earnings applicable to common stockholders                1,029           710
Income per common share (diluted)(1)                       0.11          0.07

(1) - For the purposes of this calculation, weighted average shares outstanding are 9,500,000, restated to give retroactive effect to the recapitalization of Chatwins Group in the merger.

Recent Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. Reunion Industries does not presently have transactions involving derivative instruments, but may in the future. The Company is required to adopt SFAS 133 for the first quarter of 2001.

Non-cash Financing and Investing Activities

     The Company acquired all of the outstanding common stock of Kingway. The transaction included the assumption of liabilities as part of the purchase price. The Company and Chatwins Group merged in a non-cash issuance of the Company's stock and the assumption of certain liabilities. See note 2 for a discussion of these events.

     The Company exchanged its Series A and B preferred stock in a non-cash issuance of the Company's common stock. See note 7 for a discussion of this event.

Reclassifications

     The Company adopted the FASB's Emerging Issues Task Force's (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs", in the fourth quarter of 2000. EITF 00-10 requires that amounts billed to customers for shipping and handling fees be classified as revenue and the related costs be classified in cost of sales. Sales and cost of sales for 1999 and 1998 were reclassified by $713,000 and $686,000, respectively.

     Certain reclassifications of prior year amounts have been made to conform to 2000 classifications.


NOTE 2:   THE MERGER, REFINANCING AND ACQUISITIONS

The Merger

     On March 16, 2000, Chatwins Group, Inc. (Chatwins Group) and Reunion merged, with Reunion as the surviving entity. Prior to the merger, Chatwins Group owned approximately 37% of Reunion's issued and outstanding common stock.

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

     The purchase price in the merger was $8.1 million, consisting of 2,490,000 shares of Reunion common stock not owned by Chatwins Group at March 16, 2000 valued at $3.25 per share, based on the market price of Reunion common stock between July 28 and August 2, 1999, immediately prior to the announcement of the July 28, 1999 approval by Reunion's board of directors of the amended and restated merger agreement. Assets acquired included approximately $13.3 million of current assets and approximately $23.5 million of fixed and other assets. Liabilities and minority interests assumed included approximately $9.9 million of current liabilities, $21.6 million of noncurrent liabilities and $2.1 million of minority interests. Amounts assigned to goodwill at the merger date have been allocated to deferred tax assets based on expected usage of the net operating losses of pre-merger Reunion preserved in the merger.

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The 1,450,000 shares of Reunion common stock previously owned by Chatwins Group were retired in the merger, as were the previously issued shares of Chatwins Group common stock. The merger agreement also provides that up to an additional 500,000 shares of Reunion common stock will be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses and the acquired Kingway business achieve specified performance levels in 2000. [Final determination of the number of shares to be issued will be made by the board of directors at its meeting scheduled on May 15, 2001.]

     Holders of Chatwins Group Class D, Series A, B and C preferred stock received 9,033 shares of Reunion Series A preferred stock in the merger. The Reunion Series A preferred stock has an initial redemption price of $9,033,000. Cumulative dividends at 10% of the initial redemption price are payable as and when declared by Reunion's Board of Directors. See note 7 for a discussion of the exchange of the Company's preferred stock for common stock.

The Refinancing

     Simultaneously with the merger, Reunion entered into $72.5 million of senior secured credit facilities with Bank of America ("Bank of America" or "BOA"). These credit facilities consist of a $39.0 million revolving credit facility, a $25.8 million term loan A facility, a $5.0 million term loan B facility and a $2.7 million capital expenditures facility.

     Proceeds from initial borrowings under the Bank of America credit facilities were used for various purposes, including repayment of Chatwins Group's existing credit facilities with Bank of America, repayment of Reunion's existing credit facilities with the CIT Group/Business Credit, Inc. and retirement of $25.0 million of Chatwins Group's 13% senior notes plus accrued and unpaid interest. Reunion assumed the obligations of Chatwins Group under the indenture governing the remaining $24.975 million of 13% senior notes. See note 6.

Acquisition of Kingway

     Simultaneously with the merger, Reunion acquired Stanwich Acquisition Corp. (SAC), an affiliated company, doing business as Kingway Material Handling (Kingway). Similar to Chatwins Group's material handling product line, Kingway produces industrial and commercial storage racks and materials handling systems. Subsequent to the merger and acquisition, Reunion integrated Kingway into the existing material handling product line and operates from a single location.

     The purchase price included $100,000 in cash paid to the then existing common stockholders of Kingway, the assumption of approximately $10.3 million of Kingway's debt and the issuance of $6.8 million of preferred stock in exchange for Kingway's existing preferred stock as described below. Assets acquired included approximately $3.0 million of current assets and approximately $2.1 million of fixed and other assets. Liabilities assumed, including the assumed debt, included approximately $11.7 million of current liabilities and $6.8 million of preferred stock. The purchase price in excess of net assets acquired, less $0.3 million, the value assigned to SAC's net operating losses at the time of the acquisition, amounting to approximately $13.2 million, was recorded as goodwill and is being amortized over 15 years.

     In the acquisition, the holder of SAC's preferred stock received in exchange for its shares, 5,000 shares of Reunion Series B preferred stock.
The Reunion Series B preferred stock has a redemption price of $5,000,000 plus cumulative dividends as of the date of the acquisition of $1,781,000. See note 7 for a discussion of the exchange of preferred stock for common stock.

Pro Forma Financial Information

     Certain summarized pro forma financial information related to Reunion as if the merger with Chatwins Group and simultaneous acquisition of Kingway occurred at the beginning of each of the years ended December 31, 2000 and 1999 is set forth below (in thousands, except per share amounts)(unaudited):

                                                         2000       1999
                                                       --------   --------
Sales                                                  $195,412   $213,777
                                                       ========   ========
Income from continuing operations                      $  5,941   $   (112)
                                                       ========   ========
Basic and diluted EPS from continuing operations       $   0.44   $  (0.01)
                                                       ========   ========
Net income                                             $  5,436   $  1,734
                                                       ========   ========
Basic and diluted EPS                                  $   0.40   $   0.18
                                                       ========   ========

Acquisition of NPS Acquisition Corp.

     On January 17, 2001, the Company acquired the common stock of NPS Acquisition Corp. (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Chairman of its Board of Directors. NPSAC is based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals Group product line. The transaction was accounted for as a purchase under APB 16.

     The purchase price was $10,000 plus the assumption of $10.3 million NPSAC's liabilities, including a $6.9 million note payable to Shaw Industries, the former owner of Naptech Pressure Systems. Simultaneously with the acquisition Reunion paid Shaw Industries $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America. The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first payment on February 28, 2001. The note is unsecured. The estimated fair value of assets acquired included approximately $1.4 million of cash, receivables, inventories and other current assets and approximately $1.0 million of fixed assets. The purchase price in excess of net assets acquired of approximately $7.9 million was recorded as goodwill and will be amortized over 15 years.


NOTE 3:   INVENTORIES

Inventories are comprised of the following (in thousands):

                                                        At December 31,
                                                   2000                1999
                                                 --------            --------
  Metals Group:
Raw material                                     $  5,933            $  5,228
Work-in-process                                     4,295               3,866
Finished goods                                      7,214               4,794
                                                 --------            --------
  Gross inventories                                17,442              13,888
Less:   LIFO reserves                                  80                 (71)
                                                 --------            --------
  Metals Group inventories                         17,522              13,817
                                                 --------            --------
  Plastics Group:
Raw material                                        2,584                   -
Work-in-process                                       323                   -
Finished goods                                      1,352                   -
                                                 --------            --------
  Plastics Group inventories                        4,259                   -
                                                 --------            --------
  Inventories                                    $ 21,781            $ 13,817
                                                 ========            ========

NOTE 4:   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) is comprised of the following (in thousands):
                                                        At December 31,
                                                   2000                1999
                                                 --------            --------
  Metals Group:
Land                                             $    646            $    911
Buildings and improvements                          6,403               7,326
Machinery and equipment                            27,596              22,129
Computer systems                                    3,649               3,390
Furniture and fixtures                                885                 759
Construction-in-progress                              901               2,822
                                                 --------            --------
  Property, plant and equipment                    40,080              37,337
Less:   Accumulated depreciation                  (22,889)            (21,071)
                                                 --------            --------
  Metals Group PP&E, net                           17,191              16,266
                                                 --------            --------
  Plastics Group:
Land                                                  861                   -
Buildings and improvements                          4,038                   -
Machinery and equipment                             9,583                   -
Computer systems                                      536                   -
Furniture and fixtures                                180                   -
                                                 --------            --------
  Property, plant and equipment                    15,198                   -
Less:   Accumulated depreciation                   (1,634)                  -
                                                 --------            --------
  Plastics Group PP&E, net                         13,564                   -
                                                 --------            --------
  Corporate:
Land                                                  167                 167
Buildings and improvements                             23                  12
Computer systems                                      390                 445
Furniture and fixtures                                123                  84
                                                 --------            --------
  Property, plant and equipment                       703                 708
Less:   Accumulated depreciation                     (292)               (299)
                                                 --------            --------
  Corporate PP&E, net                                 411                 409
                                                 --------            --------
  Property, plant and equipment, net             $ 31,166            $ 16,675
                                                 ========            ========


NOTE 5:   OTHER ASSETS

Other assets consist of the following (in thousands):

                                                        At December 31,
                                                   2000                1999
                                                 --------            --------
Noncurrent deferred taxes (note 11)              $ 11,527            $      -
Deferred financing costs (net of accumulated
  amortization of $1,557 and $2,976)                1,882               2,454
Cash surrender value of life insurance policies     2,156               1,284
Other                                               1,504               4,366
                                                 --------            --------
  Total other assets                             $ 17,069            $  8,104
                                                 ========            ========

     In connection with the merger refinancing, the Company wrote-off a total of $1.5 million of deferred financing costs relating to former Chatwins Group debt repaid with the refinancing proceeds recorded as an extraordinary item. The Company wrote-off an additional $0.1 million of deferred financing costs as an extraordinary item related to the early retirement of term loan B. The Company also recognized an equity loss of $0.3 million from extraordinary item of affiliate related to the write-off of deferred financing costs of pre-merger Reunion. Prior to the merger, Chatwins Group had an approximate 37% investment in the common stock of pre-merger Reunion, accounted for on the equity method. Chatwins Group was considered the acquirer in the merger. See note 2.


NOTE 6:   DEBT

     See note 2 for a discussion of the refinancing of the Company related to the merger with Chatwins Group and the acquisition of Kingway.

     At December 31, 2000 and 1999, borrowings under the Company's revolving credit facilities totaled $19.4 million and $5.8 million, respectively, and are classified as a current liability in the accompanying consolidated balance sheet. Long-term debt consists of the following (in thousands):

                                                        At December 31,
                                                   2000                1999
                                                 --------            --------
13% senior notes due May 1, 2003 (net of
  unamortized discount of $14 and $52)           $ 24,961            $ 49,923
BOA term loan A due March 16, 2007                 19,757                   -
BOA capital expenditure facility                      640                   -
Other                                               1,359                  96
Other - related parties                             4,015                   -
                                                 --------            --------
  Total long-term debt                             50,732              50,019
Current maturities                                 (4,061)            (25,022)
                                                 --------            --------
  Total long-term debt, less current maturities  $ 46,671            $ 24,997
                                                 ========            ========

     Aggregate maturities of long-term debt are as follows (in thousands):

                             Year ended December 31,
 Total      2001      2002      2003      2004      2005      2005+
-------   -------   -------   -------   -------   -------   -------
$50,732   $ 4,061   $16,392   $16,233   $ 3,889   $ 3,798   $ 6,359
=======   =======   =======   =======   =======   =======   =======

13% Senior Notes

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

     The indenture also requires that the company maintain EBITDA (as defined in the indenture) of at least $7.2 million on a last twelve months basis at the end of each fiscal quarter and that the company offer to repurchase some or all of the 13% senior notes upon a change of control or the sale of a significant amount of assets where the proceeds are not reinvested in other manufacturing assets within 180 days of the sale. In 2000, the Company generated $22.0 million of EBITDA.

     The senior notes are subordinate to the Bank of America revolving and term loan credit facilities.

Bank of America Revolving and Term Loan Credit Facilities

     Simultaneously with the Chatwins Group merger, Reunion entered into senior secured credit facilities with Bank of America and other lenders.
These credit facilities consist of a $39.0 million revolving credit facility, a $25.8 million term loan A facility amortizing in 84 monthly principal payments, a $5.0 million term loan B facility amortizing in 36 monthly principal payments, and a $2.7 million capital expenditures facility which amortizes in 60 monthly principal payments when borrowed. These facilities have a three-year initial term and automatically renew for additional one-year increments unless either party gives the other notice of termination at least 60 days prior to the beginning of the next one-year term. Subsequent to the merger, the Company borrowed $0.7 million under the capital expenditures facility. All of the term loan B and portions of the term loan A and revolving credit facility were repaid with the proceeds from the sale of the Company's Irish plastics business.

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

     The facilities require Reunion to comply with financial covenants and other covenants, including fixed charge coverage and leverage tests. The fixed charge coverage covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter beginning with the quarter ended June 30, 2000 for the year-to-date period starting on April 1, 2000. For quarters ended March 31, 2001 and thereafter, the components of the calculation are on a rolling twelve-month basis. The ratio is defined as EBITDA (adjusted to exclude non-financed capital expenditures and income taxes paid) divided by fixed charges (defined as scheduled or required principal and interest payments on debt). For the ratio calculation period ended December 31, 2000 the required minimum fixed charge coverage ratio is 1.25:1. The actual ratio of 1.59:1 was in compliance with the required minimum. The first test for the financial covenant related to leverage was December 31, 2000. The leverage test is defined as the ratio of funded debt to EBITDA. Funded debt is defined as all secured and unsecured long-term debt, including current maturities. For the purposes of this ratio, EBITDA for the period ended December 31, 2000 is annualized. For the annualized year ended December 31, 2000 the required maximum funded debt to EBITDA ratio is 3.75:1. The actual ratio of 2.42:1 was in compliance with the required maximum. See "2001 Covenant Compliance" below.

     In addition, the facilities contain various affirmative and negative covenants, including limitations on stockholder and related party distributions. As of the date of this report, the Company was in compliance with all other covenants. The facilities require Reunion to pay the reasonable expenses incurred by the lenders in connection with the facilities. Available borrowings under the Bank of America revolving credit facility are based upon a percentage of eligible receivables and inventories. Availability under this facility totaled $8.5 million at Decemberv 31, 2000.

     On May 1, 2000, Bank of America and Reunion Industries entered into a letter agreement to provide Reunion with a temporary overadvance availability under the Bank of America revolving credit facility of up to $1.5 million. This letter agreement expired on May 31, 2000. Proceeds from this overadvance, which was not fully drawn down, were used for the Company's May 1, 2000 $1.623 million semi-annual interest payment on its $24,975,000 of outstanding 13% senior notes. Reunion paid Bank of America a $50,000 overadvance fee in connection with this letter agreement.

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

     Upon the expiration of the June 26, 2000 first amendment to the Bank of America financing and security agreement, Reunion and Bank of America entered into a second amendment to the Bank of America financing and security agreement dated July 31, 2000 to provide Reunion with a special availability loan under the Bank of America revolving credit facility of up to $3.5 million. The amount of the special availability loan was $3.5 million from August 1, 2000 through August 21, 2000; $3.0 million from August 22, 2000 through August 31, 2000 and was reduced to zero thereafter. Proceeds from this special availability loan were being used to fund changes in working capital. The second amendment provided for weekly special availability fees to be paid to Bank of America by Reunion in the amount of $50,000 per week if the amount of the special availability loan was greater than $3.0 million and $25,000 per week if the amount of the special availability loan was equal to or less than $3.0 million. Reunion paid Bank of America fees totaling $125,000 under this special availability loan.

     The Company and Bank of America recently entered into two additional amendments to the financing and security agreement. On December 12, 2000, the agreement was amended to include a requirement that the Company maintain a minimum availability under the revolving credit facility of $1.5 million. Through the date of this report the Company has complied with this requirement. On January 19, 2001, the agreement was amended to allow for the acquisition of NPSAC by the Company.

     During the year, the Company spent $4.072 million on capital expenditures. Of this amount, $373,000 in expenditures applied to and was funded by its former Irish subsidiary that was sold in the third quarter of the year and $329,000 in expenditures applied to and was funded by its former agricultural operation that was sold in the fourth quarter of the year. The Company's covenant limitation on capital expenditures is $3.5 million for the year 2000. Although the Company believes that it complied with the covenant's intent, it did receive a waiver from the bank of any default concerning its capital expenditures for the year.

[2001 Covenant Compliance

     For quarters ended March 31, 2001 and for each fiscal quarter thereafter in 2001, the Company is required to maintain a minimum fixed charge coverage ratio of 1.25:1 and maximum funded debt to EBITDA ratios of 3.75:1, 3.50:1, 3.25:1 and 3.00:1 (both as previously defined in "Recent Developments").

     The Company's 2001 business plan includes assumptions regarding results of operations and economic conditions, achievement of which is necessary for compliance with its financial covenants in 2001, particularly the third and fourth quarters. If one or more of these assumptions do not occur or if economic conditions in the markets served by the Company worsen, the Company could fall out of compliance with one or both of its financial covenants during 2001. Therefore, in April 2001, the Company entered into a letter agreement with Bank of America whereby, as long as the Company maintains both a fixed charge coverage ratio of at least 1.00:1 and has a funded debt to EBITDA ratio of no more than 4.50:1 as of the September 30, 2001 and December

31, 2001 calculation dates, and as long as the Company is in compliance on all other covenants, the Bank of America will not accelerate any of its loans.]

Other Debt

     Other debt includes a $1,017,000 11% note payable, $160,000 of capital leases and a $134,000 small business loan related to the Plastics Group and the final payment of $48,000 on a note payable related to the Metals Group repaid in January 2001. Payment of the note payable is restricted by the terms of the Bank of America revolving and term loan facilities agreement. The capital leases are collateralized by the financed equipment.

Other Debt - Related Parties

     Related party debt includes notes payable to SFSC totaling $4,015,000 with interest at 11% per annum on $1,017,000 and at 15% per annum on $2,998,000. Related party debt is subordinate to the Bank of America revolving and term loan facilities except that regularly scheduled payments of interest may be made when due (see note 12).


NOTE 7:   STOCKHOLDERS' EQUITY

     The Company's Certificate of Incorporation authorizes the issuance of 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of "blank check" preferred stock, par value $.01 per share, and includes certain capital stock transfer restrictions which are designed to prevent any person or group of persons from becoming a 5% shareholder of the Company and to prevent an increase in the percentage stock ownership of any existing person or group of persons that constitutes a 5% shareholder by prohibiting and voiding any transfer or agreement to transfer stock to the extent that it would cause the transferee to hold such a prohibited ownership percentage. The Transfer Restrictions are intended to help assure that the Company's substantial net operating loss carryforwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" for federal income tax purposes.

     No dividends have been declared or paid during the year with respect to the common stock of the Company. Cash dividends are limited by the availability of funds and by restrictions in the Company's debt agreements.

     The following represents all activity in stockholders' equity for the 3-year period ended December 31, 2000 (in thousands):

                                                   Year Ended December 31,
                                                   2000      1999      1998
                                                 --------  --------  --------
  Par value of common stock, January 1           $      3  $      3  $      3
Merger and acquisition activity (note 2)              117         -         -
Preferred stock exchange                               32         -         -
                                                 --------  --------  --------
  Par value of common stock, December 31         $    152  $      3  $      3
                                                 ========  ========  ========
  Treasury stock (41,109 shares carried
    at cost), January 1                          $   (500) $   (500) $   (500)
Merger and acquisition activity (note 2)              500         -         -
                                                 --------  --------  --------
  Treasury stock, December 31                    $      -  $   (500) $   (500)
                                                 ========  ========  ========
  Capital in excess of par value, January 1      $    873  $    859  $    663
Merger and acquisition activity (note 2)            8,015         -         -
Preferred stock exchange                           15,720         -         -
Warrant exercises                                       -        14       196
                                                 --------  --------  --------
  Capital in excess of par value, December 31    $ 24,608  $    873  $    859
                                                 ========  ========  ========
  Accumulated deficit before
    revision, January 1                          $ (7,927) $ (8,956) $ (7,029)
Prior period revision (note 1)                       (319)        -         -
                                                 --------  --------  --------
  Accumulated deficit, January 1                   (8,246)   (8,956)   (7,029)
Net income (loss)                                   5,140     1,166    (1,471)
Preferred stock accretions                            (95)     (456)     (456)
                                                 --------  --------  --------
  Accumulated deficit, December 31               $ (3,201) $ (8,246) $ (8,956)
                                                 ========  ========  ========
  Total stockholders' equity before
    revision, January 1                          $ (7,551) $ (8,594) $ (6,863)
Prior period revision (note 1)                       (319)        -         -
                                                 --------  --------  --------
  Total stockholders' equity, January 1            (7,870)   (8,594)   (6,863)
Merger and acquisition activity (note 2)            8,632         -         -
Preferred stock exchange                           15,752         -         -
Net income (loss) (note 1)                          5,140     1,166    (1,471)
Preferred stock accretions                            (95)     (456)     (456)
Warrant exercises                                       -        14       196
                                                 --------  --------  --------
  Total stockholders' equity, December 31        $ 21,559  $ (7,870) $ (8,594)
                                                 ========  ========  ========

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

     Because Chatwins Group was considered the acquirer in the merger, Reunion Industries' accumulated deficit at December 31, 2000 is primarily comprised of the historical activity of Chatwins Group which includes its historical results of operations, dividends declared and paid and the $9.0 million of unpaid liquidation value and dividend accretions. As such, the newly merged Reunion's accumulated deficit is largely a legacy of the former Chatwins Group's preferred stock accretions. The following supplemental disclosure of the components of the $3.2 million accumulated deficit at December 31, 2000 separates operating results from preferred stock accretions and dividends paid (in 000's):

                                                     Components
                                                    of Reunion's
                                                    Accumulated
                                                      Deficit
                                                    ------------
Accumulated deficit on May 12, 1988 (date of
  incorporation of Chatwins Group)                      $    (13)
Cumulative net income (including post-merger
  net income of $5,140)                                   12,268
Preferred stock liquidation accretions, all classes       (7,728)
Preferred stock dividend accretions, all classes          (7,293)
Dividends paid                                              (435)
                                                        --------
Accumulated deficit at December 31, 2000                $ (3,201)
                                                        ========


NOTE 8:   STOCK OPTIONS

     At December 31, 2000, the Company has three stock option plans which are described below. In implementing FASB Statement 123 "Accounting for Stock-Based Compensation" in 1996, the Company elected to continue to apply the provisions of APB Opinion 25 and related interpretations in accounting for its plans. Stock option grants during the periods presented were all at exercise prices equal to or above the current market price of the underlying security and, accordingly, no compensation cost has been recognized for the Company's stock option plans. No option data prior to 2000 is presented herein as Chatwins Group, considered the acquirer in the merger, had no stock option plans. At December 31, 2000, 869,000 shares of common stock were reserved for issuance pursuant to these plans.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for 2000 would have been reduced to the pro forma amounts as indicated below:

                                                As Reported     Pro forma
                                                -----------    -----------
Income applicable to common stockholders           $  5,045       $  4,655
                                                   ========       ========
Basic earnings per share                           $   0.38       $   0.35
                                                   ========       ========
Diluted earnings per share                         $   0.38       $   0.35
                                                   ========       ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0 percent for all years; expected volatility of 82%, risk-free interest rates of 5.3% to 6.5% and expected life of ten years in 2000. Expected volatility was estimated based on historical performance of the Company's stock prices and is not necessarily an indication of future stock movements.

1992 Option Plan

     Effective July 1, 1992, the Board of Directors of the Company approved the adoption of the 1992 Nonqualified Stock Option Plan (the "1992 Option Plan"). The 1992 Option Plan, as amended, authorized the grant of options and sale of 250,000 shares of common stock of the Company to key employees, directors and consultants. In March 2000, the Company granted 25,000 options at an exercise price of $3.00 per share and in June 2000 granted 14,000 options at an exercise price of $1.00 per share to Mr. Bradley. The options vest in one-third installments over a two year period beginning with the date of grant. No option granted under the 1992 Option Plan may be exercised prior to six months from its date of grant or remain exercisable after ten years from the grant date.

1993 Option Plan

     Effective September 28, 1993, the Board of Directors of the Company approved the adoption of the 1993 Incentive Stock Option Plan (the "1993 Option Plan") for the granting of options or awards covering up to 250,000 shares of the Company's common stock to officers and other key employees. Under the terms of the 1993 Option Plan, the Compensation Committee of the Board of Directors is authorized to grant (i) stock options (nonqualified or incentive), (ii) restricted stock awards, (iii) phantom stock options, (iv) stock bonuses and (v) cash bonuses in connection with grants of restricted stock or stock bonuses. In July 1996, the Company granted 50,000 incentive stock options (10,000 exercised) to Richard L. Evans, the Company's Secretary and Executive Vice President of Administration, and 5,000 incentive stock options (all forfeited) to another officer, all at an exercise price of $4.375 per share. The options were fully vested in July 1998, and are exercisable until July 2001. In February 1998, the Company granted 20,000 options at an exercise price of $5.0625 to Mr. Evans, and in May 1998, the Company granted 75,000 options at an exercise price of $7.21875 to Mr. Bradley. The options vest in installments through February 2000 and are exercisable until February 2003 for Mr. Evans and vest in installments through January 2003 and are exercisable until May 2003 for Mr. Bradley.

     In June 2000, the Company granted 95,000 options, 82,500 at an exercise price of $1.00 per share (including 6,000 to Mr. Bradley, 12,500 to Mr. Lawyer, 9,500 to Mr. Froehlich and 7,000 to Mr. Evans) and 12,500 at an exercise price of $1.10 per share to Kimball Bradley. The options vest in one-third installments over a two year period beginning six months after the date of grant. The options are exercisable until June 2005 for Kimball Bradley and June 2010 for all other options granted.

1998 Option Plan

     On August 4, 1998, the Company's stockholders ratified the adoption by the Board of Directors, on June 1, 1998, of the 1998 Stock Option Plan (the 1998 Option Plan). The Compensation Committee of the Board of Directors is authorized to grant incentive options and nonqualified options covering up to 600,000 shares of the Company's common stock to officers and other key employees. On February 13, 1998, the Board of Directors, on recommendation by the Compensation Committee, had conditionally granted options to purchase 15,000 shares of the Company's common stock to each of the five non-employee Directors (excluding Mr. Bradley), subject to adoption of the plan by the Board and ratification by the stockholders. The options have an exercise price of $5.0625, vested immediately and are exercisable until February 2008.

     In March 2000, the Company granted 304,000 options, 279,000 at an exercise price of $3.00 per share (including 25,000 to Mr. Lawyer, 20,000 to Mr. Froehlich, 10,000 to Mr. Evans and 50,000 to non-employee directors) and 25,000 at an exercise price of $3.30 per share to Kimball Bradley. The options vest in one-third installments over a two year period beginning with the date of grant. The options are exercisable until March 2005 for Kimball Bradley and March 2010 for all other options granted. As of December 31, 2000, 2,000 options had been forfeited.

     In June 2000, the Company granted 212,000 options, 204,500 at an exercise price of $1.00 per share (including 7,500 to Mr. Lawyer, 9,500 to Mr. Froehlich, 2,000 to Mr. Evans and 45,000 to non-employee directors) and 7,500 at an exercise price of $1.10 per share to Kimball Bradley. The options vest in one-third installments over a two year period beginning with the date of grant. The options are exercisable until June 2005 for Kimball Bradley and June 2010 for all other options granted.

     In December 2000, the Company granted 10,000 options at an exercise price of $1.25 per share. The options vest in one-third installments over a two year period beginning with the date of grant. The options are exercisable until December 2010.

     A summary of the status of the Company's stock options and warrants as of December 31, 2000 and changes during the year is presented below:

                                                               2000
                                                         ----------------
                                                                 Weighted
                                                                  Average
                                                                 Exercise
Fixed Options                                            Shares     Price
-------------                                            ------- --------
Outstanding at beginning of year                         210,000    $5.71
Granted                                                  660,000     2.01
Exercised                                                      -        -
Forfeited/expired                                         (2,000)    3.00
                                                         -------
Outstanding at end of year                               868,000     2.91
                                                         =======
Options exercisable at end of year                       395,733     3.53
                                                         =======
     Weighted-average fair value of options granted:

Exercise price equal to market price on grant date       $  1.62
                                                         =======
Exercise price greater than market price on grant date      1.70
                                                         =======

     The following table summarizes information about stock options and warrants outstanding at December 31, 2000:

                    Remaining           Number              Number
Exercise            Contractual         Outstanding         Exercisable
Price               Life                at 12/31/00         at 12/31/00
---------           -----------         -----------         -----------
$1.0000              9.50 years             301,000             100,334
$1.1000              4.50 years              20,000               6,667
$1.2500             10.00 years              10,000               3,333
$3.0000              9.25 years              25,000               8,333
$3.0000              9.25 years             277,000              92,333
$3.3000              4.25 years              25,000               8,333
$4.4375              0.50 years              40,000              40,000
$5.0625              2.00 years              20,000              20,000
$5.0625              7.00 years              75,000              75,000
$7.2188              2.50 years              75,000              41,400
                                          ---------           ---------
                                            868,000             395,733
                                          =========           =========


NOTE 9:   EMPLOYEE BENEFIT PLANS

     The Company sponsors defined benefit plans and other postretirement benefit plans for certain employees in its Metals and Plastics Group and employees of its Corporate Executive Payroll (as defined in the plan document).

Metals Group

     Metals Group Pension Plan: Reunion sponsors a defined benefit pension plan which covers substantially all of its employees at its McKeesport, PA pressure vessel manufacturing location. This plan is the defined benefit plan from former Chatwins Group. Benefits under this plan are based solely on continuous years of service and are not affected by changes in compensation rates.

     The Company's funding policy with respect to this plan provides that payments to the pension trusts be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the plan are invested principally in fixed income and equity securities.

     Metals Group and Corporate Executive Payroll Other Postretirement Plan:
Reunion maintains various postretirement healthcare and life insurance benefit plans for certain active and retired employees. Covered active and retired employees include those of the Company's McKeesport, PA pressure vessel manufacturing location, pursuant to a November 1997 plan amendment which became effective January 1, 1998 and employees of Reunion's Corporate Executive Payroll. In a September 2000 amendment to become effective October 1, 2000, certain employees of the Company's crane and bridge manufacturing location in Alliance, OH who had attained age 60 and had at least 10 years of service were offered a voluntary early retirement incentive program whereby the Company will provide healthcare coverage at no cost to the employee for the employee and eligible dependents until the employee reaches age 65. In the fourth quarter of 2000, the Company recorded a charge of $169,000 representing the estimated cost of providing coverage to those employees accepting the offer Before December 31, 2000.

     Eligible active and retired employees of the one Metals Group operating division for which postretirement benefits are provided include both union and nonunion employees. Healthcare benefits for both union and nonunion retirees are provided for the most part through comprehensive major medical and other health benefit provisions subject to various retiree cost-sharing features.

The majority of employees eligible for healthcare benefits upon retirement are former employees of USX Corporation (USX). A significant portion of postretirement healthcare earned by such employees prior to 1987 is the responsibility of USX. Life insurance benefits provided to eligible union retirees are based on fixed amounts negotiated in labor agreements. Life insurance benefits provided to eligible nonunion retirees are based on the employee's annual base salary at retirement subject to a maximum benefit.

     Postretirement healthcare benefits for eligible active and retired employees of Reunion's Corporate Executive Payroll are paid for by Reunion and subject to various retiree cost-sharing features. Postretirement healthcare benefits for Corporate Executive Payroll employees terminate when the retiree becomes Medicare eligible. Postretirement life insurance benefits for eligible active and retired employees of Reunion's Corporate Payroll are paid for by Reunion and are based on the employee's annual base salary at retirement. Except for certain life insurance benefits paid from reserves held by insurance carriers, benefits have not been funded. Contributions to the plans by Reunion equal benefits paid.

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 2000 and 1999 and the funded status at December 31, 2000 and 1999 of Reunion's Metals Group pension plan and Metals Group and Corporate Executive Payroll other postretirement benefits plans (in thousands):
                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2000        1999         2000        1999
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  2,174    $  2,134     $  1,005    $    944
Service cost                        106         110           36          39
Interest cost                       148         137           75          65
Plan amendment                       46           -           20           -
Actuarial loss (gain)                27         (74)          (7)         (1)
Benefits paid                      (136)       (133)         (44)        (42)
                               --------    --------     --------    --------
Benefit obligation, ending     $  2,365    $  2,174     $  1,085    $  1,005
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  1,870    $  1,492     $      -    $      -
Actual return                       415         299            -           -
Company contribution                218         212           44          42
Benefits paid                      (136)       (133)         (44)        (42)
                               --------    --------     --------    --------
Fair value, ending             $  2,367    $  1,870     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $     (2)   $    304     $  1,085    $  1,005
  Unrecognized costs:
Prior service costs                (100)        (61)         (13)          8
Net (loss) gain                     241          14          583         666
Transition obligation               (25)        (37)        (496)       (587)
                               --------    --------     --------    --------
Accrued benefit cost           $    114    $    220     $  1,159    $  1,092
                               ========    ========     ========    ========

     Net periodic pension and other postretirement benefits costs for the following years for the Metals Group pension and Metals group and Corporate Executive Payroll other postretirement benefits plans ended December 31 are as follows (in thousands):
                                     Pension           Other Postretirement
                              ----------------------  ----------------------
                               2000    1999    1998    2000    1999    1998
                              ------  ------  ------  ------  ------  ------
Benefits earned during year   $  106  $  110  $  108  $   36  $   39  $   28
Interest cost                    148     137     128      75      65      65
Early retirement incentive         -       -       -     169       -       -
  Amortization of:
Prior service cost                 8       8       8       -       -       -
Unrecognized net loss (gain)       -       1       -     (48)    (43)    (52)
Unrecognized net obligation       12      12      12      48      50      50
Expected return on plan assets  (161)   (132)   (118)      -       -       -
                              ------  ------  ------  ------  ------  ------
Defined benefit pension and
  total other postretirement
  benefits costs              $  113  $  136  $  138  $  280  $  111  $   91
                              ======  ======  ======  ======  ======  ======

     Assumptions used to develop the Metals Group pension cost and projected benefit obligation for the defined benefit pension plan for the following years ended December 31 are as follows:

                                                   2000      1999      1998
                                                 --------  --------  --------
Discount rate                                       7.25%     7.25%     6.75%
                                                 ========  ========  ========
Expected rate of return on plan assets              8.25%     8.25%     8.25%
                                                 ========  ========  ========

     For the calculation of the Metals Group and Corporate Executive Payroll net periodic pension costs to be recorded in 2001, the expected rate of return on plan assets was held at 8.25%.

     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:
                                                   2000      1999      1998
                                                 --------  --------  --------
Discount rate                                       7.75%     6.75%     6.75%
                                                 ========  ========  ========
Healthcare cost trend rate                           3.0%      3.0%      3.0%
                                                 ========  ========  ========
Rate of compensation increase                        2.0%      2.0%      2.0%
                                                 ========  ========  ========

     USX administers the postretirement healthcare plans for the eligible employees of the McKeesport, PA location previously owned by USX and bills Reunion for its share of the postretirement costs related to Reunion's retirees covered by the plans. During 1997, Chatwins Group's actuary reviewed several years of rates charged to Chatwins Group by USX for retiree medical coverage and, as a result, elected to reduce the applicable healthcare cost trend rate for all years subsequent to 1997 to 3%. This reduction in healthcare cost trend rate resulted in a reduction in Reunion's postretirement benefit cost for 1998. A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2000 by approximately $119,000, increase net periodic cost by approximately $29,000 and increase the total of the service and interest cost components by approximately $17,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $102,000, $23,000 and $13,000, respectively.

Plastics Group

     Plastics Group Pension Plan: Reunion sponsors a defined benefit pension plan which covered substantially all of its employees at its New York facilities. Effective June 15, 1999, all benefits under this plan were frozen and the remaining employees became eligible to participate in the 401(k) defined contribution plan.

     Plastics Group Other Postretirement Plan: Reunion maintains a postretirement healthcare plan for certain salaried and union retirees and their dependents. Covered employees are eligible to participate in the medical benefit plan if, at the time they retire, they have at least 10 years of service and have attained 62 years of age. This plan is contributory via employee contributions, deductibles and co-payments and are subject to certain annual, lifetime and benefit-specific maximum amounts.

     The following table sets forth the changes in the benefit obligations and plan assets for the year ended December 31, 2000 and the funded status at December 31, 2000 for the Plastics Group pension and other postretirement benefits plans (in thousands):
                                                                   Other Post
                                                  Pension          Retirement
                                                 --------          ----------
  Change in benefit obligation:
Benefit obligation, beginning                    $  2,576            $  1,368
Service cost                                            -                  50
Interest cost                                         194                 101
Actuarial loss (gain)                                  33                  50
Benefits paid                                         (72)                (70)
                                                 --------            --------
Benefit obligation, ending                       $  2,731            $  1,499
                                                 ========            ========
  Change in plan assets:
Fair value, beginning                            $  2,366            $      -
Actual return                                           7                   -
Company contribution                                  122                  70
Benefits paid                                         (72)                (70)
                                                 --------            --------
Fair value, ending                               $  2,423            $      -
                                                 ========            ========
  Funded status:
Net obligation, ending                           $    308            $  1,499
  Unrecognized costs:
Net (loss) gain                                        (3)                 53
                                                 --------            --------
Accrued benefit cost                             $    305            $  1,552
                                                 ========            ========

     Net periodic pension and other postretirement benefits costs for the following years for the Plastics Group pension and other postretirement benefits plan ended December 31 are as follows (in thousands):
                                                                   Other Post
                                                  Pension          Retirement
                                                 --------          ----------
Benefits earned during year                      $      -            $     50
Interest cost                                         194                 101
Expected return on plan assets                       (206)                  -
                                                 --------            --------
Defined benefit pension and total other
  postretirement benefits costs                  $    (12)           $    151
                                                 ========            ========

     Assumptions used to develop the pension cost and projected benefit obligation for the defined benefit pension plan for the year ended December 31, 2000 are as follows:

                                                   2000
                                                 --------
Discount rate                                       7.75%
                                                 ========
Expected rate of return on plan assets              9.00%
                                                 ========

     For the calculation of the net periodic pension costs to be recorded in 2001, the expected rate of return on plan assets was held at 9.00%.

     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the year ended December 31, 2000 are as follows:
                                                   2000
                                                 --------
Discount rate                                       7.75%
                                                 ========
Healthcare cost trend rate                          8.45%
                                                 ========

     The Company also sponsors qualified contributory 401(k) plans covering substantially all employees and a money purchase defined contribution plan for Corporate Executive Payroll and certain other salaried employees. For those employees electing to participate in the 401(k) plans, employees can contribute up to an annually determined maximum amount permitted by law and the Company makes matching contributions up to specified limits. For those eligible for the money purchase defined contribution plan, the Company contributes 5% of the employee's base salary to savings funds designated by the employee. During 2000, the Company's expense to these deferred compensation plans totaled $1,215,000. In 1999 and 1998, Chatwins Group's expense related to such plans totaled $901,000 and $765,000.

     The Company does not provide any other postemployment benefits to former or inactive employees except for unemployment compensation benefits required by law.

NOTE 10:   EARNINGS PER COMMON SHARE

     The computations of basic and diluted earnings per common share (EPS) for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands, except share and per share amounts):
                                                Income    Shares     EPS
                                               --------  --------  -------
     Year ended December 31, 2000:
Net income                                     $  5,140
Less:   Preferred stock dividend accretions         (95)
                                               --------
Income available to common stockholders,
  weighted average shares outstanding
  and basic EPS                                   5,045    13,236  $  0.38
                                                                   =======
Dilutive effect of stock options                               70
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $  5,045    13,306  $  0.38
                                               ========  ========  =======
     Year ended December 31, 1999:
Net income, as previously reported             $  1,485
Prior period revision (note 1)                     (319)
                                               --------
Net income, as revised                            1,166
Less:   Preferred stock dividend accretions        (456)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS             $    710     9,500  $  0.07
                                               ========  ========  =======
     Year ended December 31, 1998:
Net loss                                       $ (1,471)
Less:   Preferred stock dividend accretions        (456)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS             $ (1,927)    9,500  $ (0.20)
                                               ========  ========  =======

     The assumed conversion of potentially dilutive instruments is anti-dilutive in the years ended December 31, 1999 and 1998, therefore, basic and dilutive EPS are the same in each period. At December 31, 2000, the Company's stock options outstanding totaled 868,000. On June 14, 2000, 321,000 options were awarded with an average exercise price of $1.01 per share. The average market value of the Company's common stock from June 14, 2000 to December 31, 2000 was $1.67 per share. Accordingly, such options include a dilutive component of 69,682 shares. The grant of 10,000 options in December 2000 had no effect on the calculation of dilutive securities due to the short period outstanding during 2000. The remainder were at exercise prices equal to or above the current market price of the underlying security. Weighted average shares outstanding for 1999 and 1998 have been restated to give effect to the recapitalization of Chatwins Group in connection with the merger.

NOTE 11:   INCOME TAXES

     The tax provision for continuing operations is comprised of the following amounts (in thousands):

                                                   Year Ended December 31,
                                                   2000      1999      1998
                                                 --------  --------  --------
  Current:
Federal                                          $    176  $     88  $      -
State and local                                       106      (252)        -
                                                 --------  --------  --------
  Total                                               282      (164)        -
                                                 --------  --------  --------
  Deferred:
Federal                                              (898)   (1,464)       46
                                                 --------  --------  --------
  Total                                              (898)   (1,464)       46
                                                 --------  --------  --------
  Total tax provision (benefit)                  $   (616) $ (1,628) $     46
                                                 ========  ========  ========

     The Company's effective income tax rate from continuing operations, reflected in the accompanying consolidated statement of income, differs from the statutory rate due to the following (in thousands):

                                                   Year Ended December 31,
                                                   2000      1999      1998
                                                 --------  --------  --------
Computed amount at statutory rate (34%)          $  1,710  $   (785) $     51
Net change in valuation allowance                  (2,584)     (640)        -
State and local income taxes                          106      (252)        -
Goodwill amortization                                  69        49        23
Foreign sales exclusions                              (13)        -         -
Foreign sales corporation dividends                     -         -       (20)
Other - net                                            96         -        (8)
                                                 --------  --------  --------
  Total tax provision (benefit) from
    continuing operations                        $   (616) $ (1,628) $     46
                                                 ========  ========  ========

     Components of consolidated income taxes consist of the following (in thousands):
                                                   Year Ended December 31,
                                                   2000      1999      1998
                                                 --------  --------  --------
Income (loss) from continuing operations         $   (616) $ (1,628)  $    46
Equity income (loss) from discontinued
  operations of affiliate                               -        50      (221)
Income (loss) from discontinued operations              -       888      (342)
Change in accounting principle                          -       (91)        -
Extraordinary items                                     -         -         -
                                                 --------  --------  --------
  Total consolidated tax provision (benefit)     $   (616) $   (781) $   (517)
                                                 ========  ========  ========

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        At December 31,
                                                   2000                1999
                                                 --------            --------
Depreciation                                     $ (3,055)           $ (2,391)
Historical goodwill                                (1,247)                  -
Inventory basis differences                          (664)               (665)
Other                                                (292)               (995)
                                                 --------            --------
  Deferred tax liabilities                         (5,258)             (4,051)
                                                 --------            --------
Loss carryforwards (NOLs)                          47,295                 147
Book reserves                                       3,808               2,615
Deferred compensation                                 381                 135
Tax credit carryforwards                            1,025                 848
Unicap adjustments                                    188                 199
Other                                                 973                 854
                                                 --------            --------
  Deferred tax assets                              53,670               4,798
Less: Valuation allowance                         (35,734)                  -
                                                 --------            --------
  Deferred tax assets, net                         17,936               4,798
                                                 --------            --------
  Deferred taxes, net asset                      $ 12,678            $    747
                                                 ========            ========

     SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Reunion periodically reviews the adequacy of the valuation allowance as a result of changes in its profitability and other factors. At December 31, 2000, Reunion had net operating loss carryforwards for Federal tax return reporting purposes of approximately $139.1 million, of which $107.1 million will expire by the end of 2004. Based on management's current estimates of future NOL utilization, the Company has provided a valuation allowance against $105.1 million of NOLs at December 31, 2000.

     The current and noncurrent classifications of the deferred tax balances are as follows (in thousands):
                                                        At December 31,
                                                   2000                1999
                                                 --------            --------
  Current:
Deferred tax assets                              $  5,254            $  2,647
Deferred tax liabilities                             (696)               (957)
Less:   Valuation allowance                        (3,407)                  -
                                                 --------            --------
  Current deferred taxes, net asset                 1,151               1,690
                                                 --------            --------
  Noncurrent:
Deferred tax assets                                48,416               2,151
Deferred tax liabilities                           (4,562)             (3,094)
Less:   Valuation allowance                       (32,327)                  -
                                                 --------            --------
  Noncurrent deferred taxes,
    net asset (liability)                          11,527                (943)
                                                 --------            --------
  Deferred taxes, net asset                      $ 12,678            $    747
                                                 ========            ========

     No U.S. federal or state corporate income tax return examinations are currently in process. The Company believes adequate provisions for income taxes have been recorded for all years.


NOTE 12:   RELATED PARTIES, RELATIONSHIPS, TRANSACTIONS AND BALANCES

The Parties and Relationships

     Reunion Industries, Inc. - Reunion is a publicly traded Delaware corporation which is headquartered in Pittsburgh, Pennsylvania. Charles E. Bradley, Sr. (Mr. Bradley) is chairman of the board and Chief Executive Officer of Reunion. Kimball Bradley is President, Chief Operating Officer, a director of Reunion and son of Mr. Bradley. Mr. Richard L. Evans (Mr. Evans) is Executive Vice President of Administration and Secretary of Reunion. Mr. John G. Poole (Mr. Poole) is a director of Reunion.

     Chatwins Group, Inc. - Until the merger, Chatwins was a privately held corporation headquartered in Pittsburgh, Pennsylvania. Chatwins owned approximately 37% of Reunion's outstanding common stock. Mr. Bradley was Chairman of the Board and majority beneficial shareholder of Chatwins. Kimball Bradley was Senior Vice President and a shareholder of Chatwins. Mr. Poole was a director and shareholder of Chatwins.

     Stanwich Partners, Inc. - Stanwich Partners, Inc. (SPI) is engaged in consulting services in the field of financial planning and reporting. Mr. Bradley and Mr. Poole are the principals of SPI.

     Stanwich Financial Services Corp. - SFSC is a privately held corporation primarily engaged in the business of providing acquisition financing, equity investing and making structured settlement payments. SFSC is owned 100% by Mr. Bradley. Mr. Evans is an officer of SFSC. The Company has been named as a defendant in several lawsuits filed against SFSC. See note 13.

     Stanwich Acquisition Corp. - Stanwich Acquisition Corp. (SAC) was a privately-held company whose common stock was owned 42.5% by Mr. Bradley, 42.5% by Kimball Bradley and 15% by Mr. Evans. SAC acquired Kingway Material Handling (Kingway) in 1997 and was subsequently acquired by the Company simultaneously with the merger.

     NPS Acquisition Corp. - NPS Acquisition Corp. (NPSAC) was formed by Mr. Bradley to acquire and hold NAPTech Pressure Systems (NAPTech). NAPTech is based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals Group product line. In January 2001, NPSAC was purchased by the Company. See note 2.

     CPS Leasing, Inc. - CPS Leasing, Inc. (CPSL) is a subsidiary of Consumer Portfolio Services, Inc. (CPS). Mr. Bradley and Mr. Poole are directors and stockholders of CPS. Charles E. Bradley Jr., Mr. Bradley's son, is President of CPS. CPSL is primarily engaged in machinery and equipment lease financing.

     Butler Air, Inc. - Butler Air, Inc. (Butler) is a wholly owned subsidiary of Stanwich Aviation Company, Inc. (SAVI). Butler provides charter flight services. Mr. Bradley is a director of Butler and the owner of 65% of SAVI.

The Transactions and Balances

SPI Consulting Agreement

     Reunion, and Chatwins Group prior to the merger, have maintained various consulting agreements with SPI under which $300,000 was recorded as expense during each of the years ended December 31, 2000, 1999 and 1998, respectively. The consulting agreement expires on March 31, 2003 unless terminated by SPI with 30 days' notice. Annual payments are permitted on this agreement as long as the Company meets an interest coverage ratio of at least 1.5 to 1 for the prior 4 full fiscal quarters. All amounts owed to SPI from the Company have been paid including $20,000 prepaid as of December 31, 2000 which is included in other current assets in the accompanying consolidated balance sheet.

SPI Sublease

     The Company subleases from SPI approximately 1,500 square feet of office space in Stamford, Connecticut for administrative purposes. During 2000, the Company paid SPI approximately $30,000 under this sublease. The Company believes that the terms of this sublease are comparable to those available from third parties.

SFSC Revolving Credit Facility

     In November 1997, SFSC provided SAC with a revolving credit facility. At the time of the merger and acquisition of Kingway, SFSC was paid $1,116,000 including interest under this loan from refinancing proceeds. The Company assumed the remaining balance. See notes 2 and 7. During 2000, $434,000 of interest was paid to SFSC, including $75,000 prepaid at December 31, 2000 which is included in other current assets in the accompanying consolidated balance sheet. At December 31, 2000, the balance of $2,998,000 is included in long-term debt - related parties in the accompanying consolidated balance sheet.

SFSC Note Receivable

     In August 1999, pre-merger Reunion loaned $310,000 to SFSC. The loan was scheduled to be repaid in December 1999 with interest at 15%. In December 1999, the Company agreed to extend the maturity to March 2000 and loaned an additional $40,000 to SFSC also with interest at 15% which was repaid in March 2000. The remaining balance including accrued and unpaid interest due from SFSC at December 31, 2000 is $372,000 and is included in due from related parties in the accompanying consolidated balance sheet.

Kingway Service Agreement

     Similar to Auto-Lok, Chatwins Group's storage rack and materials handling systems business prior to the merger, Kingway produced industrial and commercial storage racks and materials handling systems. In 1997, Kingway and Auto-Lok entered into a service agreement pursuant to which Kingway would utilize Auto-Lok's surplus capacity in exchange for fees approximately equal to Auto-Lok's costs of providing the surplus capacity. The integration of Kingway's business into Auto-Lok's facility took place primarily during the second quarter of 1998. During 2000, in the period prior to the merger, 1999 and 1998 costs totaling $1,256,000, $1,550,000 and $1,299,000, respectively, were charged to Kingway under this agreement. At the acquisition date and at December 31, 1999, receivables totaling $3,407,000 and $2,151,000, respectively, were due from Kingway.

NAPTech Services Agreement

     In August 1998, the pressure vessel division of pre-merger Chatwins Group and NPSAC entered into a services agreement pursuant to which CPI would provide certain administrative services to NAPTech for cash fees at approximately equal to the cost of providing such services. During 2000, 1999 and 1998 costs, net of non-cash services provided by NPSAC, totaling $1,363,000, $899,000 and $148,000, respectively, were charged to NPSAC under this agreement. At December 31, 2000 and 1999, receivables totaling $2,356,000 and $993,000, respectively, were due from NPSAC and included in due from related parties in the accompanying consolidated balance sheets. On January 17, 2001, the Company acquired the common stock of NPSAC from Mr. Bradley. See note 2.

CPS Leasing, Inc.

     Reunion, and Chatwins Group prior to the merger, entered into various operating lease agreements with CPSL. During 2000, 1999 and 1998, lease payments totaling $866,000, $613,000 and $210,000, respectively, were paid to CPSL. At December 31, 2000, the Company has future minimum rental commitments under noncancellable operating leases with CPSL totaling $4,023,000.

Butler Air

     Reunion, and Chatwins Group prior to the merger, entered into arrangements for flying services with Butler. Butler provides charter flight services for certain business travel by Reunion's officers and employees at rates which the Company believes are comparable to those available from third parties. The Company pays a monthly fee of $5,000 which was credited against services used.

SFSC Collateral Fee

     At the time of the merger and essential to the closing of the Bank of America refinancing, SFSC provided side collateral in the form of CPS debt and common stock to support the borrowings. Under this arrangement, SFSC is to receive a 5% collateral fee for as long as the collateral is in place. Such collateral was in place from the time of the merger and remains in place. During 2000, the Company recorded interest expense of $224,000 related to this arrangement. Such amount is included in due to related party in the accompanying consolidated balance sheet.

Cash Surrender Value of Life Insurance Policies

     The Company pays the premiums on life insurance policies covering Mr. Bradley, Mr. Joseph C. Lawyer (Mr. Lawyer), the Company's vice chairman and a director, and Mr. Poole. Pursuant to these arrangements, the Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policy or their cash surrender value. The covered individuals have agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of the premiums paid, they will cover the shortfall. As of December 31, 2000 and 1999, premiums paid by the Company in excess of the cash surrender values of the policies totaled $1,222,000 and $1,590,000 and are included in due from related parties in the accompanying consolidated balance sheets.

Employee Advances

     At December 31, 2000, the Company had non-interest bearing advances from five employees totaling $233,000, which represents the highest balance during the year.

BOA Guarantee Fee

     Beginning in January 1999, Mr. Bradley guaranteed up to $3.5 million of the special availability amount (as defined) borrowed under the BOA Facility for a fee of 5% annually. The guarantee ended by its terms on September 30, 1999. Chatwins Group paid Mr. Bradley a guarantee fee of $113,000 in October 1999.


NOTE 13:   COMMITMENTS AND CONTINGENCIES

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

     In June 1993, the U.S. Customs Service (Customs) made a demand on Chatwins Group's former industrial rubber distribution division for $612,948 in marking duties pursuant to 19 U.S.C. Sec. 1592. The duties are claimed on importations of "unmarked" hose products from 1982 to 1986. Following Chatwins Group's initial response raising various arguments in defense, including expired statute of limitations, Customs responded in January 1997 by reducing its demand to $370,968 and reiterating that demand in October 1997. Chatwins Group restated its position and continues to decline payment of the claim. Should the claim not be resolved, Customs threatens suit in the International Courts of Claims. [The Company continues to believe, based on consultation with counsel, that there are facts which raise a number of procedural and substantive defenses to this claim, which will be vigorously defended.] There is no applicable insurance coverage.

     In December 1999, a stockholder of Reunion filed a purported class-action lawsuit in Delaware Chancery Court alleging, among other things, that Reunion's public stockholders would be unfairly diluted in the merger with Chatwins Group. The lawsuit sought to prevent completion of the merger and, the merger having been completed, seeks rescission of the merger or awarding of damages. The lawsuit is in the initial stages of discovery. [Reunion intends to vigorously contest the suit.]

     The company has been named as a defendant in seven related lawsuits filed in December 2000 or early 2001 in the Superior Court for Los Angeles County, California. The plaintiffs in these suits except one are structured settlement payees to whom SFSC is indebted. The Company and SFSC are related parties (See note 12).

     In addition to the Company, there are numerous defendants in these suits, including SFSC, Mr. Bradley, several major financial institutions and certain others. All of these suits arise out of the inability of SFSC to make structured settlement payments when due. Although the claims made and the relief sought vary somewhat from suit to suit, in general (1) the suits allege breach of contract, breach of fiduciary duty, negligence, conversion, fraudulent conveyance, fraud and violations of certain statutes and (2) the relief sought includes compensatory and punitive damages, statutory penalties and attorneys' fees and costs. The plaintiffs in one of the suits are former owners of a predecessor of SFSC and current operators of a structured settlement business. They also claim that their business and reputations have been damaged by SFSC's structured settlement defaults, seek damages for unfair competition and purport to sue on behalf of the payees. The plaintiffs in three of the suits claim class action status.

     The plaintiffs' theory of liability against the Company in these suits is based on allegations that the Company is the alter ego of SFSC and Mr. Bradley, sole shareholder and director of SFSC, and that the Company participated in the actions and omissions alleged. [The Company denies these allegations and intends to vigorously defend against these lawsuits.]

     The Company has been named in approximately 195 separate asbestos suits filed since January 1, 2001 by two plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth Steel Mill in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. As of the date of this report, counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. [The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.]

     Reunion is involved in various litigation matters in the ordinary course of business. [In the opinion of management, settlement of these and other contingent matters will not have any material effect on the Company's financial position, results of operations or liquidity.]

Environmental Compliance

     Various U.S. federal, state and local laws and regulations including, without limitation, laws and regulations concerning the containment and disposal of hazardous waste, oil field waste and other waste materials, the use of storage tanks, the use of insecticides and fungicides and the use of underground injection wells directly or indirectly affect the Company's operations. In addition, environmental laws and regulations typically impose "strict liability" upon the Company for certain environmental damages. [Accordingly, in some situations, the Company could be liable for clean up costs even if the situation resulted from previous conduct of the Company that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company or events outside the control of the Company. Such clean up costs or costs associated with changes in environmental laws and regulations could be substantial and could have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.]

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

     In February 1996, Rostone was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. The Company has expended $262,000 and has accrued an additional $133,000 based on current estimates of remediation costs.

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1,200,000, based on revised estimates of the remaining remediation costs. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. [No decision has been rendered to date, but the Company does not believe that the cost of future remediation will exceed the amount accrued.] No remediation was performed in 2000 pending the decision. However, the Company paid $118,000 for its share of legal and consulting services in connection with the hearings. At December 31, 2000, the balance accrued for these remediation costs is approximately $1,190,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

Operating leases

     Minimum rental commitments under all noncancellable operating leases in effect at December 31, 2000, were as follows (in thousands):

                            Year ended December 31,
 Total      2001      2002      2003      2004      2005      After 2005
-------    ------    ------    ------    ------    ------     ----------
$24,308    $4,415    $3,688    $3,016    $2,401    $1,968       $8,820
=======    ======    ======    ======    ======    ======       ======

     Operating lease rental expense for the years ended December 31, 2000, 1999 and 1998, amounted to $4,087,000, $2,189,000 and $2,003,000, respectively.

     On December 28, 2000 the Company sold and leased-back the land and building of its Chicago, IL hydraulic cylinder manufacturing location. The initial term of the lease is for six months at a monthly rental of $21,400. The Company has the option of extending the term of the lease for an additional six-month period.


NOTE 14:   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, accounts receivable and accounts payable -
The carrying amounts approximate fair value because of the short maturities of these instruments.

     Debt - Approximately 57% of the Company's debt has variable rates of interest and 43% bears interest at fixed rates approximating current market rates. Accordingly, management estimates that the carrying amounts approximate the fair value, approximately $69.1 million at December 31, 2000. Approximately 1% ($1,017,000) of the debt is related party debt for which comparable instruments do not exist. Accordingly, it is not practicable to estimate the fair value of this debt. This debt bears interest at 11% and is subject to subordination to the Bank of America senior secured credit facilities.


NOTE 15:   DISCONTINUED OPERATIONS

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

     During 1999, Chatwins Group's management adopted plans to exit the grating manufacturing business and oil and gas business through the disposition of all of its grating and oil and gas related assets. Upon adoption of the plans, Chatwins Group classified and began accounting for such businesses as discontinued operations in accordance with APB 30.

     On September 30, 1999, Chatwins Group completed the sale of its domestic grating business and assets to Alabama Metal Industries Corporation (AMICO) for $32.1 million in cash and the assumption by AMICO of certain operating liabilities, subject to post-closing adjustments. The sale of the domestic business and assets of Discontinued Klemp resulted in a pre-tax gain of approximately $12.3 million, classified within discontinued operations for the year ended December 31, 1999, net of tax, at $8.4 million. Chatwins Group retained certain obligations of Discontinued Klemp and is obligated to pay various expenses of the sale, all of which have been estimated to total approximately $2.7 million and are classified within discontinued operations for the year ended December 31, 1999, net of tax, at $1.9 million, and within net assets (liabilities) of discontinued operations as reserve for estimated expenses. Through December 31, 1999, Chatwins Group paid in cash almost $1.6 million of such expenses. In December 1999, this reserve was increased by $0.7 million for additional identified future items. Obligations retained and expenses required to be paid by Chatwins Group primarily include non-cancelable lease commitments and legal and professional fees.

     At that time management provided a reserve for estimated losses on disposals of its international grating businesses and its oil and gas operations of $6.0 million and $1.0 million, respectively. Such estimated losses on disposal are classified within discontinued operations for the year ended December 31, 1999, net of tax, at $4.1 million (including $0.5 million for estimated operating losses during the phase-out period) and $0.7 million, respectively, and within net assets (liabilities) of discontinued operations as reserve for estimated loss on disposal. During the fourth quarter of 1999, $3.4 million of such reserve was utilized to write-off receivables due to Chatwins Group from Klemp de Mexico ($2.6 million) and to recognize losses on disposal from sales of oil and gas assets ($0.8 million). Cash proceeds from the sales of oil and gas related assets during the fourth quarter of 1999 totaled approximately $0.2 million. Such cash proceeds were used to paydown borrowings under the BOA Facility.

     In the period subsequent to the sale of its domestic grating business to AMICO, Chatwins Group (and then Reunion after the merger) and AMICO unsuccessfully attempted to negotiate the final post-closing adjustment. The purchase and sale agreement between Chatwins Group and AMICO included a provision for disagreements over the final post-closing adjustments to enter binding arbitration. Reunion and AMICO entered binding arbitration in the second quarter of 2000 which resulted in a final post-closing adjustment payment of $1.3 million by Reunion to AMICO in November 2000. Reunion made the payment from funds available under its revolving credit facility with Bank of America. In calculating the gain on disposal in September 1999, the Company provided $0.5 million for future estimated purchase price adjustments, a $0.8 million difference. During 2000, including the payment to AMICO, Reunion made payments of expenses of discontinued operations of $2.2 million.

     At December 31, 1999, the assets and liabilities of discontinued operations are comprised primarily of the assets and liabilities of the discontinued grating manufacturing business. At December 31, 2000, the assets and liabilities of discontinued operations are comprised primarily of the assets and liabilities of the discontinued wine grape agricultural business, the remaining reserve for expenses of the discontinued grating business and a $680,000 note payable due May 1, 2001 related to an industrial development revenue bond issue by Orem City, Utah. This note payable was retained by the Company upon the sale of its domestic grating operations. [Management believes the Company will have sufficient availability under it revolving credit facility to pay this note on May 1, 2001.] The assets and liabilities have been separately classified on the balance sheet as net assets of (liabilities) discontinued operations. A summary follows (in thousands):

                                                        At December 31,
                                                   2000                1999
                                                 --------            --------
     ASSETS:
Cash and cash equivalents                        $    711            $    166
Receivables, net                                      690               1,235
Inventories, net                                        -                 559
Other current assets                                    -                  75
Property, plant and equipment, net                    252               2,562
Deferred taxes                                          -                 520
Other assets, net                                       -                 724
                                                 --------            --------
Total assets                                        1,653               5,841
                                                 --------            --------
     LIABILITIES AND EQUITY:
Current maturities of debt                            680                 615
Trade payables                                        478                 475
Other current liabilities                              36                 434
Reserve for estimated losses on disposal                -               3,615
Reserve for estimated expenses                        450               1,854
Other long-term debt                                    -                 680
Other liabilities                                       -                 401
Minority interest                                       -                 778
                                                 --------            --------
Total liabilities and equity                        1,644               8,852
                                                 --------            --------
Net assets (liabilities) of
  discontinued operations                        $      9            $ (3,011)
                                                 ========            ========

     Pursuant to APB 30, the consolidated financial statements reflect the operating results of discontinued operations separately from continuing operations. For 1999, results of discontinued operations relate to the Company's discontinued grating operations. For 2000, results of discontinued operations relate to the Company's discontinued wine grape agricultural operations. Summarized results of discontinued operations for the years ended December 31, 2000 and 1999 follow (in thousands):

                                                   2000                1999
                                                 --------            --------
Net sales                                        $  4,052            $ 41,140
Income (loss) before taxes                          1,647              (1,350)

     The above results of discontinued operations include actual and allocated interest expense totaling $972,000 and $1,905,000 for the years ended December 31, 2000 and 1999, respectively. The above results of discontinued operations for 2000 includes a $2,286,000 gain on sale of the discontinued agricultural operations. The above results of discontinued operations for 1999 includes a $1,681,000 gain on sale of the property which comprised the former Chicago manufacturing facility of the discontinued grating business.

     In the merger, Chatwins Group was considered the acquirer for purposes of applying purchase accounting. Accordingly, all pre-merger historical financial statements are those of the former Chatwins Group. Because Chatwins Group used the equity method to account for its approximately 37% investment in Reunion prior to the merger, the agricultural operations were not reclassified to discontinued operations. Had the agricultural operations been reclassified from equity in loss of affiliate, the effect on Chatwins Group's results from continuing operations as follows (in thousands, except for per share amounts)(unaudited):
                                            Year ended December 31,
                                                1999       1998
                                              --------   --------
Income (loss) from continuing operations
  as previously reported                       $  (361)   $   103
Prior period adjustment (note 1)                  (319)         -
                                               -------    -------
Income (loss) from continuing operations
  as restated                                     (680)       103
Effect of reclassification                         501        679
                                               -------    -------
Adjusted income (loss) from continuing
  operations                                      (179)       782
Preferred stock dividend accretions               (456)      (456)
                                               -------    -------
Adjusted income (loss) applicable to
  common stockholders                          $  (635)   $   326
                                               =======    =======
Income (loss) from continuing operations
  per common share - basic and diluted         $ (0.07)   $  0.03
                                               =======    =======
Weighted average number of common shares
  - basic and diluted                            9,500      9,500
                                               =======    =======


NOTE 16:   SEGMENT DISCLOSURES AND RELATED INFORMATION

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

     The Metals Group, through its five manufacturing divisions (representing the divisions of the former Chatwins Group plus the acquired Kingway business), designs, manufactures and markets a broad range of fabricated and machined industrial metal parts and products to original equipment manufacturers and end-users. The Metals Group serves over 5,000 customers.

     The Plastics Group (which is comprised of the pre-merger plastics business units of Reunion) manufactures precision molded plastic parts and provides engineered plastics services to more than 500 original equipment manufacturers.

     Reunion Industries considers these groups to be its reportable segments pursuant to the management approach.

     Reunion's continuing operations manufacture their products in the United States. Of Reunion's $181.4 million of consolidated net sales for 2000, $13.0 million were export sales to other countries. The Metals Group export sales totaled $8.8 million ($7.1 million to the Far East, Australia and Asia; $0.9 million to Canada; $0.6 to Western Europe; $0.2 million to Central and South

America). The Plastics Group had export sales totaling $4.2 million ($1.8 million to Canada; $1.3 million to Central and South America; $0.8 million to Western Europe; and $0.3 million to the Far East, Australia and Asia). During 2000, no one customer accounted for more than 10.0% of the net sales of Reunion.

     The Plastics Group manufactures component parts for the Company's storage rack and materials handling systems product line in the Metals Group.
Plastics Group sales to the Metals Group in 2000 were $460,000 and were at margins equivalent to those earned on sales to third party customers at comparable volumes. Intercompany sales and balances, if any, related to this arrangement are eliminated.

     Segment data years ended December 31, 2000, 1999 and 1998 (in thousands except for related notes):
                            Sales       EBITDA(1)      Cap. Ex.      Assets(2)
  2000:                   ---------     ---------     ---------      ---------
Metals Group(3)            $138,409      $ 18,859      $  2,641       $ 69,838
Plastics Group               42,008         2,563         1,031         23,485
Corporate and Other(4)            -           547            71         36,623
Discontinued operations           -             -           329              9
                           --------      --------      --------       --------
  Totals                   $180,417        21,969      $  4,072       $129,955
                           ========                    ========       ========
Depreciation and amortization(5)           (6,270)
Interest expense                          (10,374)
Equity in loss of affiliate                  (296)
                                         --------
Income from continuing operations
  before income taxes                    $  5,029
                                         ========

  1999:
Metals Group               $120,150      $ 11,041      $  1,758       $ 63,965
Corporate and Other               -        (1,711)           37         17,072
Discontinued operations           -             -           790              -
                           --------      --------      --------       --------
  Totals                   $120,150         9,330      $  2,585       $ 81,037
                           ========                    ========       ========
Depreciation and amortization(5)           (3,083)
Interest expense                           (7,989)
Equity in loss of affiliate                  (566)
                                         --------
Loss from continuing operations
  before income taxes                    $ (2,308)
                                         ========

  1998:
Metals Group               $135,164      $ 16,621      $  2,277
Headquarters                      -        (2,007)           72
Discontinued operations           -             -         2,746
                           --------      --------      --------
  Totals                   $135,164        14,614      $  5,095
                           ========                    ========
Depreciation and amortization(5)           (2,956)
Interest expense                           (7,453)
Equity in loss of affiliate                (4,056)
                                         --------
Income from continuing operations
  before income taxes                    $    149
                                         ========

(1) EBITDA is presented as it is the primary measurement used by management in assessing segment performance.
(2) Headquarters total assets at December 31, 2000 are primarily comprised of goodwill and deferred tax assets. Headquarters total assets at December 31, 1999 and 1998 are primarily comprised of deferred tax assets and Chatwins Group's investment in Reunion common stock.
(3) Includes the gain of $2.4 million on sale of the land and building of the Company's Chicago, IL hydraulic cylinder location.
(4) Includes the gain of $4.9 million on sale of the Company's Irish plastics operation.
(5) Excludes amortization of debt issuance expenses of $897,000, $1,308,000 and $671,000 for the years ended December 31, 2000, 1999 and 1998, respectively, which is included in interest expense.

NOTE 17:   QUARTERLY DATA (unaudited)

     In the third quarter of 2000, the Company classified its wine grape agricultural operations as discontinued operations. Amounts for periods ended March 31 and June 30, 2000 have been restated as a result. In the fourth quarter of 2000, the Company adopted retroactive to January 1, 2000, SAB 101 and EITF 00-10 (see note 1). The following sets forth amounts as originally reported and as revised as the result and for adjustments to certain accruals and write-off of deferred financing costs. Results by quarter for the years ended December 31, 2000 and 1999 are set forth in the following tables:

                                                 2000 Quarter Ended
AS ORIGINALLY REPORTED (except for     --------------------------------------
  the classification described above): March 31*  June 30   Sept 30
                                       --------  --------  --------
Operating revenue                      $ 35,560  $ 52,059  $ 48,576
Operating costs and expenses             33,328    47,881    41,176
                                       --------  --------  --------
  Operating income (loss)              $  2,232  $  4,178  $  7,400
                                       ========  ========  ========
Income (loss) from continuing
  operations                           $   (114) $    928  $  4,729
Income (loss) from discontinued
  operations                                (44)     (214)     (226)
Loss from extraordinary items            (1,064)        -         -
                                       --------  --------  --------
  Net and comprehensive income (loss)  $ (1,222) $    714  $  4,503
                                       ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $  (0.02) $   0.07  $   0.31
                                       ========  ========  ========
Diluted                                $  (0.02) $   0.07  $   0.31
                                       ========  ========  ========

AS RESTATED:                           March 31*  June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 37,557  $ 52,340  $ 48,692  $ 41,828
Operating costs and expenses             35,080    48,246    41,075    40,317
                                       --------  --------  --------  --------
  Operating income (loss)              $  2,477  $  4,094  $  7,617  $  1,511
                                       ========  ========  ========  ========
Income (loss) from continuing
  operations                           $    869  $    704  $  4,711  $   (639)
Income (loss) from discontinued
  operations                                (74)     (356)     (337)    2,114
Loss from extraordinary items            (1,772)        -       (80)        -
                                       --------  --------  --------  --------
  Net and comprehensive income (loss)  $   (977) $    348  $  4,294  $  1,475
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $   0.08  $   0.06  $   0.31  $  (0.04)
                                       ========  ========  ========  ========
Diluted                                $   0.08  $   0.06  $   0.31  $  (0.04)
                                       ========  ========  ========  ========
Significant items included in results
  of continuing operations which might
  affect comparability are as follows:
Gains on sales of businesses
  and assets                           $      -  $      -  $  4,933  $  2,441
                                       ========  ========  ========  ========

* Includes only the approximately two-week post-merger period results of operations of Kingway and the Plastics Group.

                                                  1999 Quarter Ended
                                       --------------------------------------
AS ORIGINALLY REPORTED:                March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 33,643  $ 27,970  $ 26,512  $ 32,965
Operating costs and expenses             30,592    27,170    24,913    31,684
                                       --------  --------  --------  --------
  Operating income (loss)              $  3,051  $    800  $  1,599  $  1,281
                                       ========  ========  ========  ========
Income (loss) from continuing
  operations                           $    371  $   (204) $   (117) $   (411)
Income (loss) from discontinued
  operations                               (447)      837     2,194      (562)
Cumulative change in accounting
  principle                                (176)        -         -         -
                                       --------  --------  --------  --------
  Net and comprehensive income (loss)  $   (252) $    633  $  2,077  $   (973)
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $   0.03  $  (0.03) $  (0.02) $  (0.06)
                                       ========  ========  ========  ========
Diluted                                $   0.03  $  (0.03) $  (0.02) $  (0.06)
                                       ========  ========  ========  ========

AS RESTATED:                           March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 33,767  $ 28,052  $ 26,574  $ 31,757
Operating costs and expenses             30,729    27,275    25,014    30,885
                                       --------  --------  --------  --------
  Operating income (loss)              $  3,038  $    777  $  1,560  $    872
                                       ========  ========  ========  ========
Income (loss) from continuing
  operations                           $    362  $   (219) $   (143) $   (680)
Income (loss) from discontinued
  operations                               (447)      837     2,194      (562)
Cumulative change in accounting
  principle                                (176)        -         -         -
                                       --------  --------  --------  --------
  Net and comprehensive income (loss)  $   (261) $    618  $  2,051  $ (1,242)
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $   0.03  $  (0.04) $  (0.03) $  (0.06)
                                       ========  ========  ========  ========
Diluted                                $   0.03  $  (0.04) $  (0.03) $  (0.06)
                                       ========  ========  ========  ========

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Stockholders of
Reunion Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated April 18, 2001, appearing on page F-2 of this Annual Report on Form 10-K of Reunion Industries, Inc., and its subsidiaries, also included an audit of the Financial Statement Schedule below. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
April 18, 2001

                           REUNION INDUSTRIES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II
                            (dollars in thousands)

                                  Charged to
                      Beginning   Costs and                           Ending
                      Balance     Expenses     Other     Deductions   Balance
                      ---------   ----------  -------    ----------   -------
  Year ended
    December 31, 2000:
Allowance for doubtful
  accounts              $  196      $  251    $   396(1)  $   289(3)  $   554
Inventory obsolescence
  reserve                  395         362        375(1)      245(4)      887
Deferred tax valuation
  allowance                  -           -     38,933(2)    3,199(5)   35,734

_________________________
(1) Acquired in the merger (Reunion with Chatwins Group) and acquisition (Kingway).
(2) Represents valuation allowance acquired in the merger of $65,413 less post-merger expirations of NOL's of $26,480.
(3)  Uncollectible accounts written off, net of recoveries.
(4)  Inventory written off.
(5)  NOL's utilized post-merger net of current year benefit.

                                EXHIBIT INDEX

2.1     Merger Agreement by and between Reunion Resources Company and
        Reunion Industries, Inc. Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 filed on March 4, 1996
        (File No. 33-64325).

2.2 Amended and Restated Merger Agreement, dated as of July 28, 1999, between Reunion Industries, Inc. and Chatwins Group, Inc.
        Incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on September 28, 1999 (File No. 333-84321).

3.1 Certificate of Incorporation of Reunion Industries, Inc. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on March 4, 1996 (File No. 33-64325).

3.2     Bylaws of Reunion Industries, Inc. Incorporated by reference to
        Exhibit 3.2 to Registration Statement on Form S-4 filed on March 4, 1996 (File No. 33-64325).

3.3 Certificate of Designations for Series A Redeemable Preferred Stock. Incorporated by reference to exhibit 3.3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 33-64325).

3.4 Certificate of Designations for Series B Redeemable Preferred Stock. Incorporated by reference to exhibit 3.4 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 33-64325).

4.1 Specimen Stock Certificate evidencing the Common Stock, par value $.01 per share, of Reunion Industries, Inc. Incorporated by reference to
        Exhibit 4.1 to Registration Statement on Form S-4 filed on
        March 4, 1996 (File No. 33-64325).

4.2 Form of Certificate for Series A Redeemable Preferred Stock. Incorporated by reference to exhibit 4.2 in the Company's
        Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 33-64325).

4.3 Form of Certificate for Series B Redeemable Preferred Stock. Incorporated by reference to exhibit 4.3 in the Company's
        Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 33-64325).

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

E-1A

10.4 Form of Stock Option Agreement for options issued pursuant to the 1993 Incentive Stock Plan. Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-07726).

10.5 The 1998 Stock Option Plan of Reunion Industries, Inc. Incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on June 26, 1998 (File No. 333-56153).

10.6 Form of Stock Option Agreement for options issued pursuant to the 1998 Stock Option Plan of Reunion Industries, Inc. Incorporated by reference to Exhibit 10.7 to Reunion Industries' Annual Report on
        Form 10-K for the year ended December 31, 1998 (File No. 33-64325).

10.7 -
10.12   Not used.

10.13 Asset Purchase Agreement between Oneida Rostone Corp., Quality Molded Products, Inc. and Don A. Owen, dated November 18, 1996. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 18, 1996 (File No. 33-64325).

10.14 Asset Purchase Agreement, dated September 30, 1999, by and between Chatwins Group, Inc. and Alabama Metal Industries Corporation Incorporated by reference to exhibit 10.5 to Registration Statement on Form S-4 filed on November 12, 1999 (File No. 333-84321).

10.15 Amended and Restated Financing and Security Agreement by and among Reunion Industries, Inc. as Borrower and Bank of America, National Association, as Agent and Bank of America, National Association and others as Formula Lenders and Bank of America, National Association and others as Term Loan B Lenders dated as of March 16, 2000. Incorporated by reference to exhibit 10.15 in the Company's
        Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 33-64325).

10.16 Indenture, dated as of May 1, 1993, by and between Chatwins Group, Inc. and The First National Bank of Boston, as trustee. Incorporated by reference to Exhibit 4.4 to Chatwins Group, Inc.'s Registration Statement on Form S-1 filed on July 30, 1993 (File No. 33-63274).

10.17 First Supplemental Indenture and Wavier of Covenants of Indenture between The First National Bank of Boston, as trustee, and Chatwins Group, Inc. Incorporated by reference to Exhibit 4.32 to Chatwins Group, Inc.'s Current Report on Form 8-K dated June 30, 1995 and filed with the Commission on July 3, 1995 (File No. 33-63274).

10.18 Second Supplemental Indenture between The First National Bank of Boston, as trustee, and Chatwins Group, Inc. Incorporated by reference to Exhibit 4.33 to Chatwins Group, Inc.'s Current Report on Form 8-K dated June 30, 1995 and filed with the Commission July 3, 1995 (File No. 33-63274).

10.19 Third Supplemental Indenture, dated as of May 28, 1999, between Chatwins Group, Inc. and State Street Bank and Trust company, as successor Trustee to The First National Bank of Boston. Incorporated by reference to exhibit 10.19 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 33-64325).

E-1B

10.20 Fourth Supplemental Indenture, dated as of March 8, 2000, between Chatwins Group, Inc. and State Street Bank and Trust Company, as successor Trustee to The First National Bank of Boston. Incorporated by reference to exhibit 10.20 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 33-64325).

10.21 Fifth Supplemental Indenture, dated as of March 16, 2000, between Chatwins Group, Inc., Reunion Industries, Inc. and State Street Bank and Trust Company, as successor Trustee to The First National Bank of Boston. Incorporated by reference to exhibit 10.21 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 33-64325).

10.22 Share Purchase Agreement dated August 4, 2000 among the Registrant, RII Investment Corp., Enterprise Ireland, Paul Walsh, Donal Lawlor, Brendan Murtagh and Tintarent Limited. Incorporated by reference to exhibit 10.22 in the Company's Current Report on Form 8-K dated August 31, 2000 (File No. 33-64325).

10.23 Deed of Indemnity dated August 4, 2000 between RII Investment Corp. and Tintarent Limited. Incorporated by reference to exhibit 10.23 in the Company's Current Report on Form 8-K dated August 31, 2000 (File No. 33-64325).

10.24 Deed of Guarantee dated August 4, 2000 between the Registrant and Tintarent Limited. Incorporated by reference to exhibit 10.24 in the Company's Current Report on Form 8-K dated August 31, 2000 (File No. 33-64325).

10.25 Disclosure Letter dated August 4, 2000 between the RII Investment Corp. and Tintarent Limited. Incorporated by reference to exhibit
        10.25 in the Company's Current Report on Form 8-K dated August
        31, 2000 (File No. 33-64325).

10.26 Real Estate Purchase Agreement dated May 5, 2000 between Juliana Vineyards and Triad Napa LLC. Incorporated by reference to exhibit
        10.26 in the Company's Current Report on Form 8-K dated October 27, 2000 (File No. 33-64325).

10.27 First Amendment to Real Estate Purchase Agreement dated August 12, 2000 between Juliana Vineyards and Triad Napa LLC. Incorporated by reference to exhibit 10.27 in the Company's Current Report on Form 8-K dated October 27, 2000 (File No. 33-64325).

10.28 Agent Side Letter Agreement dated May 1, 2000 between Reunion Industries, Inc. and Bank of America, National Association.(1)

10.29 Agent Side Letter Agreement dated June 6, 2000 between Reunion Industries, Inc. and Bank of America, National Association.(1)

10.30 Amendment No. 1 to Amended and Restated Financing and Security Agreement dated June 26, 2000 between Reunion Industries, Inc.,
        Bank of America, National Association, Congress Financial Corporation and Contrarian Funds, LLC.(1)

10.31 Amendment No. 2 to Amended and Restated Financing and Security Agreement dated July 31, 2000 between Reunion Industries, Inc.,
        Bank of America, National Association, Congress Financial Corporation and Contrarian Funds, LLC.(1)

E-1C

10.32 Amendment No. 3 to Amended and Restated Financing and Security Agreement dated December 12, 2000 between Reunion Industries, Inc., Bank of America, National Association, Congress Financial Corporation and Citizens Business Credit Company.(1)

10.33 Amendment No. 4 to Amended and Restated Financing and Security Agreement dated January 19, 2001 between Reunion Industries, Inc., Bank of America, National Association, Congress Financial Corporation and Citizens Business Credit Company.(1)

10.34   Merger Agreement dated as of March 30, 1999 among Reunion
        Industries, Inc., Stanwich Acquisition Corp., Kimball J. Bradley, Richard L. Evans, Charles E. Bradley, Sr. and Stanwich Financial Services Corp.(1)

10.35   Merger Agreement dated as of March 30, 1999 among Reunion
        Industries, Inc.,  NPS Acquisition Corp. and Charles E.
        Bradley, Sr.(1)

10.36 Forebearance Agreement dated as of January 16, 2001 among NAPTech, Inc.; NAPTech PS Corporation, Reunion Industries, Inc., Stanwich Financial Services Corp. and Charles E. Bradley.(1)

10.37 Reaffirmation of Merger Agreement dated as of December 5, 2000 among Reunion Industries, Inc., NPS Acquisition Corp. and
        Charles E. Bradley.(1)

10.38 Subordinated Promissory Note payable by Reunion Industries, Inc. pay to the order of NAPTECH, Inc. and NAPTECH PS Corporation in the amount of $4,860,535.(1)

10.39 Side Letter Agreement dated April 17, 2001 between Reunion Industries, Inc., Bank of America, National Association,
        Congress Financial Corporation and Citizens Business Credit
        Company.(1)

11.1    Computation of Earnings Per Share.(1)

21.1    List of subsidiaries and jurisdictions of organization.(1)

(1)     Filed herewith.

E-1D

                                                          EXHIBIT 10.28
May 1, 2000

Reunion Industries, Inc.
300 Weyman Plaza, Suite 340
Pittsburgh, PA  15236
Attention:  Kimball Bradley

Ladies/Gentlemen:

Reference is made to that certain Amended and Restated Financing and Security Agreement, dated as of March 16, 2000, as amended or otherwise modified prior to the date hereof (the "Agreement"), and executed by and among Reunion Industries, Inc. (the "Borrower"), the financial institutions party thereto (collectively, the "Lenders") and Bank of America, National Association, as both collateral and administrative agent for the Lenders (in such capacity, the "Agent"). Certain capitalized terms used herein and not otherwise defined shall have the meanings attributed to them in the Agreement.

Section 8.13 of the Agreement provides that the Agent may, in its sole discretion, make, for the account of the Formula Lenders on a pro rata basis, advances under the Revolving Loan of up to $2,500,000 in excess of the Borrowing Base (but not in excess of the limitation set forth in aggregate Revolving Credit Commitments) for an aggregate period of not more than 30 days in and twelve (12) month period without the prior written consent of the Requisite Lenders.

A Borrowing Base Deficiency arose under the Agreement on May 1, 2000, and continues to exist as of the date of this letter agreement. The Agent and the Borrower have discussed such Borrowing Base Deficiency, and now wish to set forth their mutual understanding and agreement with respect thereto.

The Agent and the Borrower now hereby agree as follows:

1. The Agent agrees that, using its sole discretion, it will make, for the account of the Formula Lenders on a pro rata basis, advances under the Revolving Loan of up to $1,500,000 in excess of the Borrowing Base (but not in excess of the limitation set forth in aggregate Revolving Credit Commitments) for the period from and including May 1, 2000 through and including May 30, 2000, subject, however, to all of the following conditions:

(a) The outstanding principal balance of the Revolving Loan and Letter of Credit Obligations shall in no event exceed an amount equal to the lesser of
(i) the Total Revolving Credit Committed Amount, or (ii) the Indenture Maximum Amount;

(b) No event of Default and no Default (other than the Default specifically described herein shall occur under the Agreement or any other Financing Document;

(c) On and after May 31, 2000, if any Borrowing Base Deficiency shall then exist, the Borrower, at the sole and absolute discretion of the Agent or the Majority Lenders exercised from time to time, shall pay the Borrowing Base Deficiency ON DEMAND to the Agent, for the benefit of itself and the Formula Lenders; and

E-1E

(d) The Borrower shall pay to the Agent, on the date of the Borrower's execution of this letter agreement, a fee in the amount of $50,000, which fee shall be fully earned when paid and shall be non-refundable, and the Agent is hereby authorized to make an advance under the Revolving Credit Facility as payment of such fee.

     The Agent's agreement contained in this Section 1 shall not be deemed to change the limits of any Lender's Revolving Credit Committed Amount, or to otherwise change the limits of the availability under the Agreement, or to make any Lender obligated to exceed such limits on any other occasion.

     The Agent's agreement contained in this Section 1 is only applicable and shall only be effective in the specific instance and for the specific purpose for which given and for the specific period made. Said agreement is expressly limited to the facts and circumstances referred to herein and shall not operate (a) as a waiver of or consent to non-compliance with any other sections of the Agreement or any of the other Financing Documents, (b) as a waiver of, or a restriction on or prejudice with respect to, any right, power or remedy of the Agent or any Lender under the Agreement or any of the other Financing Documents, or (c) as a waiver of or consent to any Event of Default or any other Default under the Agreement or any of the other Financing Documents.

2. The Borrower and the Agent hereby agree that, except as specifically modified herein, all the terms and provisions of the Agreement and the other Financing Documents are hereby ratified and reaffirmed by the Borrower, and the Borrower specifically acknowledges the validity and enforceability thereof.

     Please evidence the Borrower's agreement with the terms of this letter agreement by signing in the space below. This letter agreement shall become effective in accordance with its terms upon its execution by the Agent and the Borrower and the payment by the Borrower of the fee described in Section 1(d) of this letter agreement.

Sincerely,

BANK OF AMERICA, NATIONAL ASSOCIATION,
As Agent

By:
Name:
Title:

ACCEPTED AND AGREED
this day of May, 2000:

REUNION INDUSTRIES, INC.

By:
Name:
Title:

                                                          EXHIBIT 10.29
June 6, 2000

Reunion Industries, Inc.
300 Weyman Plaza, Suite 340
Pittsburgh, PA  15236
Attention:  Kimball Bradley

Ladies/Gentlemen:

Reference is made to that certain Amended and Restated Financing and Security Agreement, dated as of March 16, 2000, as amended or otherwise modified prior to the date hereof (the "Agreement"), and executed by and among Reunion Industries, Inc. (the "Borrower"), the financial institutions party thereto (collectively, the "Lenders") and Bank of America, National Association, as both collateral and administrative agent for the Lenders (in such capacity, the "Agent"). Certain capitalized terms used herein and not otherwise defined shall have the meanings attributed to them in the Agreement.

Section 8.13 of the Agreement provides that the Agent may, in its sole discretion, make, for the account of the Formula Lenders on a pro rata basis, advances under the Revolving Loan of up to $2,500,000 in excess of the Borrowing Base (but not in excess of the limitation set forth in aggregate Revolving Credit Commitments) for an aggregate period of not more than 30 days in and twelve (12) month period without the prior written consent of the Requisite Lenders.

The agent provided certain discretionary advances to the Borrower in excess of the Borrowing Base during the period from May 1, 200 through and including May 30, 2000, as further described in that certain letter agreement, dated May 1, 2000, between the Agent and the Borrower, and that certain letter agreement, dated May 23, 2000, between the Agent and the Requisite Lenders. As a result of said letter agreements, the Agent retained the ability to make discretionary advances to the Borrower in excess of the Borrowing Base in accordance with the provisions of Section 8.13 of the Agreement.

A new Borrowing Base Deficiency arose under the Agreement on June 1, 2000, and continues to exist as of the date of this letter agreement (the "June Borrowing Base Deficiency"). The Agent and the Borrower have discussed the June Borrowing Base Deficiency, and now wish to set forth their mutual understanding and agreement with respect thereto.

The Agent and the Borrower now hereby agree as follows:

1. The Agent agrees that, using its sole discretion, it will make, for the account of the Formula Lenders on a pro rata basis, advances under the Revolving Loan of up to $2,000,000 in excess of the Borrowing Base (but not in excess of the limitation set forth in aggregate Revolving Credit Commitments) for the period from and including June 1, 2000 through and including June 16, 2000, subject, however, to all of the following conditions:

(a) The outstanding principal balance of the Revolving Loan and Letter of Credit Obligations shall in no event exceed an amount equal to the lesser of
(i) the Total Revolving Credit Committed Amount, or (ii) the Indenture Maximum Amount;

(b) No event of Default and no Default (other than the Default specifically described herein with respect to the June Borrowing Base Deficiency )shall occur under the Agreement or any other Financing Document;

(c) On and after June 17, 2000, if any Borrowing Base Deficiency shall then exist, the Borrower, at the sole and absolute discretion of the Agent or the Majority Lenders exercised from time to time, shall pay the Borrowing Base Deficiency ON DEMAND to the Agent, for the benefit of itself and the Formula Lenders; and

(d) The Borrower shall pay to the Agent, for the pro rata benefit of the Requisite Lenders, on the date of the Borrower's execution of this letter agreement, a fee in the amount of $100,000, which fee shall be fully earned when paid and shall be non-refundable, and the Agent is hereby authorized to make an advance under the Revolving Credit Facility as payment of such fee.

     The Agent's agreement contained in this Section 1 shall not be deemed (i) to modify any Lender's Revolving Credit Committed Amount, (ii) to modify the Borrowing Base, or (iii) to obligate any Lender obligated to exceed such limits on any other occasion.

     The Agent's agreement contained in this Section 1 is only applicable and shall only be effective in the specific instance and for the specific purpose for which given and for the specific period made. Said agreement is expressly limited to the facts and circumstances referred to herein and shall not operate (a) as a waiver of or consent to non-compliance with any other sections of the Agreement or any of the other Financing Documents, (b) as a waiver of, or a restriction on or prejudice with respect to, any right, power or remedy of the Agent or any Lender under the Agreement or any of the other Financing Documents, or (c) as a waiver of or consent to any Event of Default or any other Default under the Agreement or any of the other Financing Documents.

2. The Borrower and the Agent hereby agree that, except as specifically modified herein, all the terms and provisions of the Agreement and the other Financing Documents are hereby ratified and reaffirmed by the Borrower, and the Borrower specifically acknowledges the validity and enforceability thereof.

     Please evidence agreement with the terms of this letter agreement by signing in the space below. This letter agreement shall become effective in accordance with its terms upon its execution by the Agent and the Borrower and the payment by the Borrower of the fee described in Section 1(d) of this letter agreement.

Sincerely,

BANK OF AMERICA, NATIONAL ASSOCIATION, as Agent

By:
Name:
Title:

ACCEPTED AND AGREED
this day of June, 2000:

REUNION INDUSTRIES, INC.

By:
Name:
Title:

cc: Richards & O'Neil, LLP
885 Third Avenue
New York, NY  10022-4802
Attention:  Ken Chin, Esq.

                               AMENDMENT NO. 1            EXHIBIT 10.30
                           TO AMENDED AND RESTATED
                       FINANCING AND SECURITY AGREEMENT

     THIS AMENDMENT NO. 1 TO AMENDED AND RESTATED FINANCING AND SECURITY AGREEMENT (this "Amendment"), is made as of this 26th day of June, 2000, by and among REUNION INDUSTRIES, INC. (the "Borrower"), BANK OF AMERICA, NATIONAL ASSOCIATION and each other financial institution that is a party to the Financing Agreement (defined herein) from time to time, whether by execution of the Financing Agreement or otherwise (collectively, the "Lenders" and individually, a "Lender" (which terms shall include both Formula Lenders and Term Loan B Lenders)), and BANK OF AMERICA, NATIONAL ASSOCIATION, in its capacity as both collateral and administrative agent for each of the Lenders (the "Agent").

                                 WITNESSETH:

     WHEREAS, Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Financing and Security Agreement, dated as of March 16, 2000 (as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Financing Agreement"), pursuant to which the Lenders and the Agent have made certain financial accommodations available to Borrower;

     WHEREAS, Borrower, Agent and the Lenders desire to amend the Financing Agreement as set forth herein;

     NOW, THEREFORE, in consideration of the mutual promises and agreements contained herein and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Borrower, Agent and the Lenders do hereby agree as follows:

                          SECTION 1.  DEFINED TERMS.

     Each defined term used herein and not otherwise defined herein shall have the meaning ascribed to such term in the Financing Agreement.

              SECTION 2.  AMENDMENT TO THE FINANCING AGREEMENT.

     Borrower, Agent and the Lenders hereby agree that the Financing Agreement shall be amended, effective upon the satisfaction of the condition precedent set forth in this Amendment, as follows:

     2.1 Amendment to Section 1.1. Section 1.1 of the Financing Agreement shall be amended by adding the following definitions of "Fee Payment Date", "Special Availability Amount", "Special Availability Fee" and "Special Availability Loans" in the appropriate alphabetical order.

"Fee Payment Date" shall have the meaning described in Section 2.7.11.

"Special Availability Amount" shall have the meaning described in Section 2.1.3(d).

"Special Availability Fee" shall have the meaning described in Section 2.7.11.

"Special Availability Loans" shall mean all advances under the Revolving

Credit Facility made with respect to the Special Availability Amount.

     2.2 Amendment to Section 2.1.3(d). Section 2.1.3(d) of the Financing Agreement shall be amended by deleting Section 2.1.3(d) in its entirety and by substituting the following new Section 2.1.3(d) in lieu thereof:

     (d) an amount ("Special Availability Amount") equal to (i) during the period commencing on June 17, 2000 and continuing through July 14, 2000, Five Million Dollars ($5,000,000), (ii) during the period commencing on July 15 and continuing through July 31, 2000, Four Million Five Hundred Thousand Dollars ($4,500,000), and (iii) during the period commencing on August 1, 2000, and continuing thereafter, Zero Dollars ($0.00). Notwithstanding the foregoing, the Special Availability Amount may be reduced from time to time in the Agent's sole discretion and shall be reduced in accordance with Section 2.7.10(b)(ii)(A).

     2.3 Amendment to Section 2.7.10(b). Section 2.7.10(b) shall be amended by deleting Section 2.7.10(b) in its entirety and replacing it with the following new Section 2.7.10(b) in lieu thereof:

     (b) Subject to Section 7.2.5, Net Proceeds of Permitted Asset Dispositions shall be applied as follows:

             (i) if any portion of such Net Proceeds are attributable to dispositions of Equipment or real property owned by the Borrower (other than the Phoenix, New York real property), Net Proceeds shall be applied to payments of the Term Loan A, in the inverse order of maturity, for the ratable benefit of the Formula Lenders, in an amount equal to that percentage of the then outstanding principal balance of Term Loan A that equals the percentage supported on the Closing Date by such Equipment or real property (as the case may be),

             (ii) with respect to any portion of Net Proceeds not applied in accordance with clause (b)(i),

                   (A) first, so long as any Special Availability Loans are outstanding, Net Proceeds shall be applied to payment of such Special Availability Loans, and the Special Availability Amount shall be reduced by an amount equal to each such payment. Furthermore, to the extent that (x) the Special Availability Amount is greater than Zero Dollars ($0.00) and (y) the Special Availability Loans have been reduced to Zero Dollars ($0.00) as a result of the application of Net Proceeds in accordance with this Section 2.7.10(b)(ii)(A), the Special Availability Amount shall be reduced to Zero Dollars ($0.00);

                   (B) second, after all Special Availability Loans are paid in full and the Special Availability Amount has been reduced to Zero Dollars ($0.00), the next Five Million Dollars ($5,000,000) of Net Proceeds shall be applied in the following manner: (a) fifty percent (50%) thereof shall be applied to the outstanding principal amount, if any, of Term Loan B, in the inverse order of maturity, for the ratable benefit of the Term Loan B Lenders, and (b) fifty percent (50%) thereof shall be applied to the outstanding principal amount of the Revolving Loans (but not to reduce any Formula Lender's Revolving Credit Committed Amount), for the ratable benefit of the Formula Lenders;

                   (C) third, so long as any portion of Term Loan B is outstanding, (a) fifty percent (50%) of any amount thereof shall be applied to the outstanding principal amount, if any, of Term Loan B, in the inverse order of maturity, for the ratable benefit of the Term Loan B Lenders, until Term Loan B is paid in full, (b) twenty-five percent (25%) of any amount thereof shall be applied to the outstanding principal amount, if any, of Term Loan A, in the inverse order of maturity, for the ratable benefit of the Formula Lenders, and (c) the remaining twenty-five percent (25%) thereof shall be applied to the outstanding principal amount of the Revolving Loans (but not to reduce any Formula Lender's Revolving Credit Committed Amount), for the ratable benefit of the Formula Lenders;

                   (D) fourth, after Term Loan B is paid in full but only until the date of an Amortization Reduction Event, (a) fifty percent (50%) of each amount thereof shall be applied to the outstanding principal amount, if any, of Term Loan A, in the inverse order of maturity, for the ratable benefit of the Formula Lenders, (b) any amount thereof remaining shall be applied to the outstanding principal of the Revolving Loans (but not to reduce any Formula Lender's Revolving Credit Committed Amount), for the ratable benefit of the Formula Lenders; and

                   (E) fifth, from and after the date of an Amortization Reduction Event, one hundred percent (100%) thereof shall be applied to the outstanding principal of the Revolving Loans (but not to reduce any Formula Lender's Revolving Credit Committed Amount), for the ratable benefit of the Formula Lenders.

     2.4 Amendment to Section 2.7. Section 2.7 shall be amended by adding the following new Section 2.7.11 immediately following Section 2.7.10:

     2.7.11  Special Availability Fee.

             On the Friday of each week during the period commencing June 23, 2000, and continuing through July 28, 2000 (each such Friday, a "Fee Payment Date"), the Borrower shall pay to the Agent for the ratable benefit of the Formula Lenders, a fee which shall adjust based on the greatest amount of Special Availability Loans outstanding at any one time during the week prior to each such Fee Payment Date, as determined in accordance with the following table (each, a "Special Availability Fee"). Each such Special Availability Fee, when incurred, is fully earned and non-refundable.

Special Availability Loans                        Special Availability Fee

Greater than or equal to $4,000,000                        $75,000

Greater than or equal to $2,000,000
  but less than $4,000,000                                 $50,000

Greater than $0.00 but less than $2,000,000                $25,000

     2.5 Amendment to Section 8.13. Section 8.13 shall be amended by deleting Section 8.13 in its entirety and replacing it with the following new Section Section 8.13 in lieu thereof:

     8.13    Discretionary Advances.

             For an aggregate period of not more than 30 days in any twelve
(12) month period, without the prior written consent of the Requisite Lenders, the Agent may, in its sole discretion, make, for the account of the Formula Lenders on a pro rata basis, advances under the Revolving Loan, (i) during the period of time commencing August 1, 2000 and continuing until September 30, 2000, of up to Seven Hundred Fifty Thousand Dollars ($750,000) in excess of the Borrowing Base (but not in excess of the limitation set forth in aggregate Revolving Credit Commitments), and (ii) during all times thereafter, of up to Two Million Five Hundred Thousand Dollars ($2,500,000) in excess of the Borrowing Base (but not in excess of the limitation set forth in aggregate Revolving Credit Commitments).

                 SECTION 3.  REPRESENTATIONS AND WARRANTIES.

     The Borrower hereby represents and warrants to the Agent and the Lenders as follows:

     3.1 The Amendment. This Amendment has been duly and validly executed by an authorized executive officer of Borrower and constitutes the legal, valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms.

     3.2 Financing Agreement. The Financing Agreement, as amended by this Amendment, remains in full force and effect and remains the valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms. Borrower hereby ratifies and confirms the Financing Agreement as amended by this Amendment.

     3.3 Nonwaiver. The execution, delivery, performance and effectiveness of this Amendment shall not operate nor be deemed to be nor construed as a waiver (i) of any right, power or remedy of the Agent or any Lender under the Financing Agreement, nor (ii) of any term, provision, representation, warranty or covenant contained in the Financing Agreement or any other documentation executed in connection therewith. Further, none of the provisions of this Amendment shall constitute, be deemed to be or construed as, a waiver of any Event of Default under the Financing Agreement as amended by this Amendment.

     3.4 Reference to and Effect on the Financing Agreement. Upon the effectiveness of this Amendment, each reference in the Financing Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Financing Agreement, as amended hereby, and each reference to the Financing Agreement in any other document, instrument or agreement executed and/or delivered in connection with the Financing Agreement shall mean and be a reference to the Financing Agreement, as amended hereby.

     3.5 Juliana Vineyards. Borrower shall use its best efforts to secure a security interest in favor of Agent, for the ratable benefit of itself and the Lenders, in the assets of Juliana Vineyards, a wholly-owned subsidiary of Borrower. In furtherance of the foregoing, Agent shall have received the following, within sixty (60) days from the effective date of this Agreement:
(i) a Security Agreement, in a form satisfactory to Agent, executed by Juliana Vineyards in favor of Agent for the benefit of itself and the Lenders, and
(ii) a Guaranty, in a form satisfactory to Agent, executed by Juliana Vineyards in favor of Agent for the benefit of itself and the Lenders.

     SECTION 4.  CONDITION PRECEDENT TO EFFECTIVENESS OF THIS AMENDMENT.

     In addition to all of the other conditions and agreements set forth herein, the effectiveness of this Amendment is subject to each of the following condition precedent:

     4.1 Amendment to Financing Agreement. The Agent shall have received an original counterpart of this Amendment No. 1 to Amended and Restated Financing and Security Agreement, executed and delivered by a duly authorized officer of Borrower and each Lender.

     4.2 Letter Agreement. The Agent shall have received an original counterpart of that certain Letter Agreement dated June __, 2000, among Agent, Borrower and the Formula Lenders with respect to certain Agent discretionary advances made between June 1, 2000 and June 16, 2000.

                          SECTION 5.  MISCELLANEOUS

     5.1 Governing Law. This Amendment shall be governed by and construed in accordance with the law of the State of Ohio, without regard to principles of conflict of law.

     5.2 Severability. In the event any provision of this Amendment should be invalid, the validity of the other provisions hereof and of the Financing Agreement shall not be affected thereby.

     5.3 Counterparts. This Amendment may be executed in one or more counterparts, each of which, when taken together, shall constitute but one and the same agreement.

     5.4 Acknowledgments regarding Discretionary Advances. The parties acknowledge and agree that (a) any discretionary advances made by the Agent between May 1, 2000 and August 1, 2000 shall not be deemed to be discretionary advances under Section 8.13 of the Financing Agreement, and therefore, as of August 1, 2000, the thirty (30) day period in which Agent may make discretionary advances pursuant to Section 8.13 remains intact, and (b) until Special Availability is reduced to Zero Dollars ($0.00), the Agent shall refrain from making discretionary advances pursuant to Section 8.13 of the Financing Agreement.

     IN WITNESS WHEREOF, Borrower has caused this Amendment No. 1 to Amended and Restated Financing and Security Agreement to be duly executed and delivered by its duly authorized officer as of the date first above written.

REUNION INDUSTRIES, INC.
____________________________________
By:______________________________
Its:______________________________
Signed and acknowledged in the
Presence of:
_______________________________________
Name:__________________________________
_______________________________________
Name:__________________________________

STATE OF __________)
                   )ss.
COUNTY OF _________)

     The foregoing instrument was acknowledged before me this 26th day of June, 2000, by _________________, the ____________________ of Reunion
Industries, Inc., on behalf of the corporation.
_____________________________
Notary Public

Accepted at Chicago, Illinois as of  June 26, 2000.

BANK OF AMERICA, NATIONAL ASSOCIATION, as Agent
___________________________________________
By:_____________________________________
Its:_____________________________________

Accepted at Chicago, Illinois as of  June 26, 2000.

BANK OF AMERICA, NATIONAL ASSOCIATION, as a Lender
___________________________________________
By:_____________________________________
Its:_____________________________________

Accepted at __________, _____________ as of  June 26, 2000.

CONGRESS FINANCIAL CORPORATION, as a Lender
___________________________________________
By:_____________________________________
Its:_____________________________________

Accepted at __________, _____________ as of  June 26, 2000.

CONTRARIAN FUNDS, LLC, as a Lender

By:CONTRARIAN CAPITAL ADVISORS, LLC, as manager
___________________________________________
By:_____________________________________
Its:_____________________________________

Accepted at __________, _____________ as of  June 26, 2000.

CONTRARIAN CAPITAL ADVISORS, LLC, as agent for certain entities, as a Lender
___________________________________________
By:_____________________________________
Its:_____________________________________

                               AMENDMENT NO. 2            EXHIBIT 10.31
                           TO AMENDED AND RESTATED
                       FINANCING AND SECURITY AGREEMENT

     THIS AMENDMENT NO. 2 TO AMENDED AND RESTATED FINANCING AND SECURITY AGREEMENT (this "Amendment"), is made as of this 31st day of July, 2000, by and among REUNION INDUSTRIES, INC. (the "Borrower"), BANK OF AMERICA, NATIONAL ASSOCIATION and each other financial institution that is a party to the Financing Agreement (defined herein) from time to time, whether by execution of the Financing Agreement or otherwise (collectively, the "Lenders" and individually, a "Lender" (which terms shall include both Formula Lenders and Term Loan B Lenders)), and BANK OF AMERICA, NATIONAL ASSOCIATION, in its capacity as both collateral and administrative agent for each of the Lenders (the "Agent").

                                 WITNESSETH:

     WHEREAS, Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Financing and Security Agreement, dated as of March 16, 2000, as amended by that certain Amendment No. 1 to Amended and Restated Financing and Security Agreement, dated as of June 26, 2000 (as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Financing Agreement"), pursuant to which the Lenders and the Agent have made certain financial accommodations available to Borrower;

     WHEREAS, Borrower, Agent and the Lenders desire to amend the Financing Agreement as set forth herein;

     NOW, THEREFORE, in consideration of the mutual promises and agreements contained herein and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Borrower, Agent and the Lenders do hereby agree as follows:

                          SECTION 1.  DEFINED TERMS.

     Each defined term used herein and not otherwise defined herein shall have the meaning ascribed to such term in the Financing Agreement.

              SECTION 2.  AMENDMENT TO THE FINANCING AGREEMENT.

     Borrower, Agent and the Lenders hereby agree that the Financing Agreement shall be amended, effective upon the satisfaction of the condition precedent set forth in this Amendment, as follows:

     2.1 Amendment to Section 1.1. Section 1.1 of the Financing Agreement shall be amended by adding the following definitions of "Fee Payment Date", "Special Availability Amount", "Special Availability Fee" and "Special Availability Loans" in the appropriate alphabetical order.

"Fee Payment Date" shall have the meaning described in Section 2.7.11.

"Special Availability Amount" shall have the meaning described in Section 2.1.3(d).

"Special Availability Fee" shall have the meaning described in Section 2.7.11.

"Special Availability Loans" shall mean all advances under the Revolving Credit Facility made with respect to the Special Availability Amount.

     2.2 Amendment to Section 2.1.3(d). Section 2.1.3(d) of the Financing Agreement shall be amended by deleting Section 2.1.3(d) in its entirety and by substituting the following new Section 2.1.3(d) in lieu thereof:
(d)an amount ("Special Availability Amount") equal to (i) during the period commencing on August 1, 2000 and continuing through August 21, 2000, Three Million Five Hundred Thousand Dollars ($3,500,000), (ii) during the period commencing on August 22, 2000 and continuing through August 31, 2000, Three Million Dollars ($3,000,000), and (iii) during the period commencing on September 1, 2000, and continuing thereafter, Zero Dollars ($0.00). Notwithstanding the foregoing, the Special Availability Amount may be reduced from time to time in the Agent's sole discretion, shall be reduced in accordance with Section 2.7.10(b)(ii)(A) and shall be reduced to Zero Dollars ($0.00) if the Borrower has not delivered to the Agent an executed purchase and sale agreement, in form and substance satisfactory to the Agent, with respect to the sale of DPL Acquisition Corp. by the Borrower.

     2.3 Amendment to Section 2.7. Section 2.7 shall be amended by adding the following new Section 2.7.11 immediately following Section 2.7.10:

     2.7.11  Special Availability Fee.

             On the Friday of each week during the period commencing August 4, 2000, and continuing through August 31, 2000 (each such Friday, a "Fee Payment Date"), the Borrower shall pay to the Agent for the ratable benefit of the Formula Lenders, a fee which shall adjust based on the greatest amount of Special Availability Loans outstanding at any one time during the week prior to each such Fee Payment Date, as determined in accordance with the following table (each, a "Special Availability Fee"). Each such Special Availability Fee, when incurred, is fully earned and non-refundable.

Special Availability Loans                      Special Availability Fee

Greater than $3,000,000                                  $50,000

Greater than or equal to $0
  but less than or equal to $3,000,000                   $25,000

     2.4 Amendment to Section 8.13. Section 8.13 shall be amended by deleting Section 8.13 in its entirety and replacing it with the following new Section Section 8.13 in lieu thereof:

     8.13    Discretionary Advances.

             For an aggregate period of not more than 30 days in any twelve
(12) month period, without the prior written consent of the Requisite Lenders, the Agent may, in its sole discretion, make, for the account of the Formula Lenders on a pro rata basis, advances under the Revolving Loan, (i) during the period of time commencing September 1, 2000 and continuing until September 30,2000 of up to Seven Hundred Fifty Thousand Dollars ($750,000) in excess of the Borrowing Base (but not in excess of the limitation set forth in the aggregate Revolving Credit Commitments), and (ii) during all times thereafter, of up to Two Million Five Hundred Thousand Dollars ($2,500,000) in excess of the Borrowing Base (but not in excess of the limitation set forth in aggregate Revolving Credit Commitments).

                 SECTION 3.  REPRESENTATIONS AND WARRANTIES.

     The Borrower hereby represents and warrants to the Agent and the Lenders as follows:

     3.1 The Amendment. This Amendment has been duly and validly executed by an authorized executive officer of Borrower and constitutes the legal, valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms.

     3.2 Financing Agreement. The Financing Agreement, as amended by this Amendment, remains in full force and effect and remains the valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms. Borrower hereby ratifies and confirms the Financing Agreement as amended by this Amendment.

     3.3 Nonwaiver. The execution, delivery, performance and effectiveness of this Amendment shall not operate nor be deemed to be nor construed as a waiver (i) of any right, power or remedy of the Agent or any Lender under the Financing Agreement, nor (ii) of any term, provision, representation, warranty or covenant contained in the Financing Agreement or any other documentation executed in connection therewith. Further, none of the provisions of this Amendment shall constitute, be deemed to be or construed as, a waiver of any Event of Default under the Financing Agreement as amended by this Amendment.

     3.4 Reference to and Effect on the Financing Agreement. Upon the effectiveness of this Amendment, each reference in the Financing Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Financing Agreement, as amended hereby, and each reference to the Financing Agreement in any other document, instrument or agreement executed and/or delivered in connection with the Financing Agreement shall mean and be a reference to the Financing Agreement, as amended hereby.

          SECTION 4.  CONDITION PRECEDENT TO EFFECTIVENESS OF THIS
                                  AMENDMENT.

     In addition to all of the other conditions and agreements set forth herein, the effectiveness of this Amendment is subject to each of the following condition precedent:

     4.1 Amendment to Financing Agreement. The Agent shall have received an original counterpart of this Amendment No. 2 to Amended and Restated Financing and Security Agreement, executed and delivered by a duly authorized officer of Borrower and each Lender.

                          SECTION 5.  MISCELLANEOUS

     5.1 Governing Law. This Amendment shall be governed by and construed in accordance with the law of the State of Ohio, without regard to principles of conflict of law.

     5.2 Severability. In the event any provision of this Amendment should be invalid, the validity of the other provisions hereof and of the Financing Agreement shall not be affected thereby.

     5.3 Counterparts. This Amendment may be executed in one or more counterparts, each of which, when taken together, shall constitute but one and the same agreement.

     5.4 Acknowledgments regarding Discretionary Advances. The parties acknowledge and agree that (a) any discretionary advances made by the Agent between May 1, 2000 and August 31, 2000 shall not be deemed to be discretionary advances under Section 8.13 of the Financing Agreement, and therefore, as of August 31, 2000, the thirty (30) day period in which Agent may make discretionary advances pursuant to Section 8.13 remains intact, and
(b) until Special Availability is reduced to Zero Dollars ($0.00), the Agent shall refrain from making discretionary advances pursuant to Section 8.13 of the Financing Agreement.

     IN WITNESS WHEREOF, Borrower has caused this Amendment No. 2 to Amended and Restated Financing and Security Agreement to be duly executed and delivered by its duly authorized officer as of the date first above written.

REUNION INDUSTRIES, INC.
____________________________________
By:______________________________
Its:______________________________

Signed and acknowledged in the Presence of:
_______________________________________
Name:__________________________________
_______________________________________
Name:__________________________________

STATE OF __________)
                   )ss.
COUNTY OF _________)

     The foregoing instrument was acknowledged before me this ____ day of July, 2000, by _________________, the ____________________ of Reunion
Industries, Inc., on behalf of the corporation.
_____________________________
Notary Public

Accepted at Chicago, Illinois as of  July ___, 2000.

BANK OF AMERICA, NATIONAL ASSOCIATION, as Agent
___________________________________________
By:_____________________________________
Its:_____________________________________

Accepted at Chicago, Illinois as of  July ___, 2000.

BANK OF AMERICA, NATIONAL ASSOCIATION, as a Lender
___________________________________________
By:_____________________________________
Its:_____________________________________

Accepted at __________, _____________ as of  July ___, 2000.

CONGRESS FINANCIAL CORPORATION, as a Lender
___________________________________________
By:_____________________________________
Its:_____________________________________

Accepted at __________, _____________ as of  July ___, 2000.

CONTRARIAN FUNDS, LLC, as a Lender

By:CONTRARIAN CAPITAL ADVISORS, LLC, as manager
___________________________________________
By:_____________________________________
Its:_____________________________________

Accepted at __________, _____________
as of  July ___, 2000.

CONTRARIAN CAPITAL ADVISORS, LLC, as agent for certain entities, as a Lender
___________________________________________
By:_____________________________________
Its:_____________________________________

                               AMENDMENT NO. 3            EXHIBIT 10.32
                           TO AMENDED AND RESTATED
                       FINANCING AND SECURITY AGREEMENT

     THIS AMENDMENT NO. 3 TO AMENDED AND RESTATED FINANCING AND SECURITY AGREEMENT (this "Amendment"), is made as of this ___ day of December, 2000, by and among REUNION INDUSTRIES, INC. (the "Borrower"), BANK OF AMERICA, NATIONAL ASSOCIATION and each other financial institution that is a party to the Financing Agreement (defined herein) from time to time, whether by execution of the Financing Agreement or otherwise (collectively, the "Lenders" and individually, a "Lender"), and BANK OF AMERICA, NATIONAL ASSOCIATION, in its capacity as both collateral and administrative agent for each of the Lenders (the "Agent").

                                 WITNESSETH:

     WHEREAS, Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Financing and Security Agreement, dated as of March 16, 2000, as amended by that certain Amendment No. 1 to Amended and Restated Financing and Security Agreement, dated as of June 26, 2000, and by that certain Amendment No. 2 to Amended and Restated Financing and Security Agreement, dated as of July 31, 2000 (as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Financing Agreement"), pursuant to which the Lenders and the Agent have made certain financial accommodations available to Borrower;

     WHEREAS, Borrower, Agent and the Lenders desire to amend the Financing Agreement as set forth herein;

     NOW, THEREFORE, in consideration of the mutual promises and agreements contained herein and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Borrower, Agent and the Lenders do hereby agree as follows:

                          SECTION 1.  DEFINED TERMS.

     Each defined term used herein and not otherwise defined herein shall have the meaning ascribed to such term in the Financing Agreement.

              SECTION 2.  AMENDMENT TO THE FINANCING AGREEMENT.

     Borrower, Agent and the Lenders hereby agree that the Financing Agreement shall be amended, effective upon the satisfaction of the condition precedent set forth in this Amendment, as follows:

     2.1 Amendment to Section 2.1.10. Section 2.1.10 of the Financing Agreement shall be amended in its entirety to read as follows:

     2.1.10  Revolving Credit Unused Line Fee.

     The Borrower shall pay to the Agent for the ratable benefit of the Formula Lenders a monthly revolving credit facility fee (collectively, the "Revolving Credit Unused Line Fees" and individually, a "Revolving Credit Unused Line Fee") in an amount equal to one-half of one percent (0.5%) per annum of an amount equal to (a) the average daily unused and undisbursed portion of the Total Revolving Credit Committed Amount less (b) the average aggregate face amount of all Letters of Credit outstanding during the period in question in effect from time to time accruing during each calendar month less (c) $1,500,000, calculated in arrears. The accrued and unpaid portion of the Revolving Credit Unused Line Fee shall be paid by the Borrower to the Agent on the first day of each month, commencing on the first such date following the date hereof, and on the Revolving Credit Termination Date.

     2.2 Amendment to Section 2.1.12(a). Section 2.1.12(a) of the Financing Agreement shall be amended in its entirety to read as follows:


(a)Commencing on December, 2000, and at all times thereafter, the Borrower must have Revolving Credit Availability of at least $1,500,000.

     2.3 Amendment to Section 2.7.10(b)(ii)(D). Section 2.7.10(b)(ii)(D) of the Financing Agreement shall be amended by in its entirety to read as follows:

             (D) fourth, after Term Loan B is paid in full but only until the date of an Amortization Reduction Event, (a) fifty percent (50%) of each amount thereof (but excluding the Net Proceeds from the sale of the Borrower's Juliana Vineyards Subsidiary) shall be applied to the outstanding principal amount, if any, of Term Loan A, in the inverse order of maturity, for the ratable benefit of the Formula Lenders, and (b) any amount thereof remaining (including the Net Proceeds from the sale of the Borrower's Juliana Vineyards Subsidiary not applied under clause (a) above) shall be applied to the outstanding principal of the Revolving Loans (but not to reduce any Formula Lender's Revolving Credit Committed Amount), for the ratable benefit of the Formula Lenders; and

                 SECTION 3.  REPRESENTATIONS AND WARRANTIES.

     The Borrower hereby represents and warrants to the Agent and the Lenders as follows:

     3.1 The Amendment. This Amendment has been duly and validly executed by an authorized executive officer of Borrower and constitutes the legal, valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms.

     3.2 Financing Agreement. The Financing Agreement, as amended by this Amendment, remains in full force and effect and remains the valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms. Borrower hereby ratifies and confirms the Financing Agreement as amended by this Amendment.

     3.3 Nonwaiver. The execution, delivery, performance and effectiveness of this Amendment shall not operate nor be deemed to be nor construed as a waiver (i) of any right, power or remedy of the Agent or any Lender under the Financing Agreement, nor (ii) of any term, provision, representation, warranty or covenant contained in the Financing Agreement or any other documentation executed in connection therewith. Further, none of the provisions of this Amendment shall constitute, be deemed to be or construed as, a waiver of any Event of Default under the Financing Agreement as amended by this Amendment.

     3.4 Reference to and Effect on the Financing Agreement. Upon the effectiveness of this Amendment, each reference in the Financing Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Financing Agreement, as amended hereby, and each reference to the Financing Agreement in any other document, instrument or agreement executed and/or delivered in connection with the Financing Agreement shall mean and be a reference to the Financing Agreement, as amended hereby.

          SECTION 4.  CONDITION PRECEDENT TO EFFECTIVENESS OF THIS
                                 AMENDMENT.

     In addition to all of the other conditions and agreements set forth herein, the effectiveness of this Amendment is subject to the following condition precedent:

     4.1 Amendment to Financing Agreement. The Agent shall have received an original counterpart of this Amendment No. 3 to Amended and Restated Financing and Security Agreement, executed and delivered by a duly authorized officer of Borrower and each Lender.

                          SECTION 5.  MISCELLANEOUS

     5.1 Governing Law. This Amendment shall be governed by and construed in accordance with the law of the State of Ohio, without regard to principles of conflict of law.

     5.2 Severability. In the event any provision of this Amendment should be invalid, the validity of the other provisions hereof and of the Financing Agreement shall not be affected thereby.

     5.3 Counterparts. This Amendment may be executed in one or more counterparts, each of which, when taken together, shall constitute but one and the same agreement.

     5.4 Equipment Appraisals. Borrower acknowledges that the Agent and the Lenders are contemplating having updated appraisals performed with respect to certain Equipment of the Borrower, and that the costs of such appraisals are Borrower's responsibility under the Financing Agreement.

     IN WITNESS WHEREOF, Borrower has caused this Amendment No. 3 to Amended and Restated Financing and Security Agreement to be duly executed and delivered by its duly authorized officer as of the date first above written.

REUNION INDUSTRIES, INC.
____________________________________
By:______________________________
Its:______________________________

Signed and acknowledged in the Presence of:
_______________________________________
Name:__________________________________
_______________________________________
Name:__________________________________

STATE OF __________)
                   )ss.
COUNTY OF _________)

     The foregoing instrument was acknowledged before me this ____ day of December, 2000, by _________________, the ____________________ of Reunion
Industries, Inc., on behalf of the corporation.
_____________________________
Notary Public

Accepted at Chicago, Illinois as of  December ___, 2000.

BANK OF AMERICA, NATIONAL ASSOCIATION, as Agent
___________________________________________
By:_____________________________________
Its:_____________________________________
Accepted at Chicago, Illinois as of  December ___, 2000.

BANK OF AMERICA, NATIONAL ASSOCIATION, as a Lender
___________________________________________
By:_____________________________________
Its:_____________________________________

Accepted at __________, _____________ as of  December ___, 2000.

CONGRESS FINANCIAL CORPORATION, as a Lender
___________________________________________
By:_____________________________________
Its:_____________________________________
Accepted at __________, _____________ as of  December ___, 2000.

CITIZENS BUSINESS CREDIT COMPANY, a division of CITIZENS LEASING, INC., as a Lender
___________________________________________
By:_____________________________________
Its:_____________________________________

                               AMENDMENT NO. 4            EXHIBIT 10.33
                           TO AMENDED AND RESTATED
                       FINANCING AND SECURITY AGREEMENT

     THIS AMENDMENT NO. 4 TO AMENDED AND RESTATED FINANCING AND SECURITY AGREEMENT (this "Amendment"), is made as of this 19th day of January, 2001, by and among REUNION INDUSTRIES, INC. (the "Borrower"), BANK OF AMERICA, NATIONAL ASSOCIATION and each other financial institution that is a party to the Financing Agreement (defined herein) from time to time, whether by execution of the Financing Agreement or otherwise (collectively, the "Lenders" and individually, a "Lender"), and BANK OF AMERICA, NATIONAL ASSOCIATION, in its capacity as both collateral and administrative agent for each of the Lenders (the "Agent").

                                 WITNESSETH:

     WHEREAS, Borrower, the Agent and the Lenders have entered into that certain Amended and Restated Financing and Security Agreement, dated as of March 16, 2000, as amended by that certain Amendment No. 1 to Amended and Restated Financing and Security Agreement, dated as of June 26, 2000, that certain Amendment No. 2 to Amended and Restated Financing and Security Agreement, dated as of July 31, 2000, and that certain Amendment No. 3 to Amended and Restated Financing and Security Agreement, dated on or about December 12, 2000 (as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Financing Agreement"), pursuant to which the Lenders and the Agent have made certain financial accommodations available to Borrower;

     WHEREAS, Borrower, Agent and the Lenders desire to amend the Financing Agreement as set forth herein;

     NOW, THEREFORE, in consideration of the mutual promises and agreements contained herein and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Borrower, Agent and the Lenders do hereby agree as follows:

                          SECTION 1.  DEFINED TERMS.

     Each defined term used herein and not otherwise defined herein shall have the meaning ascribed to such term in the Financing Agreement.

              SECTION 2.  AMENDMENT TO THE FINANCING AGREEMENT.

     Borrower, Agent and the Lenders hereby agree that the Financing Agreement shall be amended, effective upon the satisfaction of the condition precedent set forth in this Amendment, as follows:

     2.1 Amendment to Section 1.1. Section 1.1 of the Financing Agreement shall be amended by adding thereto, in appropriate alphabetical order, the following new definitions of "Amendment No. 4 Effective Date," "NAPTech Subordination Agreement," "NPSAC," "NPSAC Merger," "NPSAC Merger Agreement," "NPSAC Merger Bradley Indebtedness," "NPSAC Merger Documents," "NPSAC Merger Indebtedness," "NPSAC Merger SFSC Indebtedness," "NPSAC Merger NAPTech Indebtedness" and "Updated Equipment Appraisals":

"Amendment No. 4 Effective Date" means January 19, 2001.

"NAPTech Subordination Agreement" means a Subordination Agreement executed by each of NAPTech Pressure Systems Corporation and NAPTech, Inc. with respect to all indebtedness owing from the Borrower to NAPTech Pressure Systems Corporation and NAPTech, Inc., substantially in the form attached hereto as Exhibit "M-3" and incorporated herein by reference.

"NPSAC" means NPS Acquisition Corp., a Delaware corporation.

"NPSAC Merger" means the merger on the Amendment No. 4 Effective Date of NPSAC with and into Borrower, with Borrower being the surviving entity, under the terms of the NPSAC Merger Agreement.

"NPSAC Merger Agreement" means that certain Merger Agreement, dated March 30, 1999, among Reunion Industries, Inc., NPSAC and Charles E. Bradley, Sr., as reaffirmed and modified by that certain Reaffirmation of Merger Agreement, dated as of December 5, 2000, among Borrower, NPSAC and Charles E. Bradley, Sr.

"NPSAC Merger Bradley Indebtedness" means the obligation of NPSAC under a certain letter agreement, dated August 25, 1998, to pay to Charles E. Bradley, Sr. a guarantee fee in the amount of $90,000 in connection with guarantee by Charles E. Bradley, Sr. of certain debt owed by NPSAC to NAPTech Pressure Systems Corporation and NAPTech, Inc.

"NPSAC Merger Documents" means, collectively, the NPSAC Merger Agreement and any and all other agreements, documents or instruments, previously, now or hereafter executed and delivered by Borrower, NPSAC, Charles E. Bradley, Sr., or any other Person in connection with the NPSAC Merger.

"NPSAC Merger Indebtedness" means, collectively, the NPSAC Merger Bradley Indebtedness, the NPSAC Merger SFSC Indebtedness and the NPSAC Merger NAPTech Indebtedness.

"NPSAC Merger SFSC Indebtedness" means, collectively, (a) the obligations of NPSAC under that certain Promissory Note, dated September 3, 1998, executed by NPSAC in favor of Stanwich Financial Services Corp., in the original principal amount of $100,000, and the principal balance of which is, as of the Amendment No. 4 Effective Date, $100,000, (b) the obligations of NPSAC under that certain Promissory Note, dated February 17, 2000, executed by NPSAC in favor of Stanwich Financial Services Corp., in the original principal amount of $500,000, and the principal balance of which is, as of the Amendment No. 4 Effective Date, $500,000, and (c) the obligation of NPSAC under a certain letter agreement, dated March 21, 2000, to pay to Stanwich Financial Services Corp. an annual credit support fee, and to make certain related indemnifications, in connection with the pledging by Stanwich Financial Services Corp. of certain securities to support certain debt owed by NPSAC to NAPTech Pressure Systems Corporation and NAPTech, Inc., the balance of which was, as of January 11, 2001, $80,835.31.

"NPSAC Merger NAPTech Indebtedness" means the obligation of Borrower (as survivor of the NPSAC Merger) under that certain Subordinated Promissory Note, dated as of the Amendment No. 4 Effective Date, executed by Borrower in favor of NAPTech Pressure Systems Corporation and NAPTech, Inc., in the principal amount of $4,860,535.

"Updated Equipment Appraisals" means machinery and equipment appraisals to be performed, at Borrower's expense, by an appraiser or appraisers satisfactory to the Agent with respect to all Equipment of the Borrower used in Borrower's Alliance Machinery, Auto-Lok, and CP Industries divisions, which appraisals shall be in form and content satisfactory to the Agent.

     2.2 Amendment to Section 1.1. Section 1.1 of the Financing Agreement shall be amended by replacing the existing definitions of "Amortization Reduction Event," "Bradley Subordination Agreement," "Financing Documents," "Mergers," "Merger Documents" and "Stanwich Subordination Agreement" with the following new definitions:

"Amortization Reduction Event" means the first date as of which the aggregate amounts applied to the Term Loan A under Sections 2.3.5(a) (Mandatory Prepayments of Term Loan A) and 2.7.10(b) (Mandatory Application of Net Proceeds) equals or exceeds $5,000,000.

"Bradley Subordination Agreement" means an Amended and Restated Subordination Agreement executed by Charles E. Bradley, Sr. with respect to all indebtedness owing from the Borrower to Charles E. Bradley, substantially in the form attached hereto as Exhibit "M-1" and incorporated herein by reference, as amended, modified or supplemented from time to time.

"Financing Documents" means, at any time, collectively this Agreement, the Notes, the Security Documents, the Letter of Credit Documents, the Escrow Letter, the Bradley Subordination Agreement, the Stanwich Subordination Agreement, the NAPTech Subordination Agreement, the Post Closing Agreement and any other instrument, agreement or document previously, simultaneously or hereafter executed and delivered by the Borrower, any guarantor and/or any other Person, singly or jointly with another Person or Persons, evidencing, securing, guarantying or in connection with this Agreement, any Note, any of the Security Documents, any of the Credit Facilities, and/or any of the Obligations.

"Mergers" means, collectively, each of the Chatwins Merger, the King-Way Merger, the Oneida Merger and the NPSAC Merger.

"Merger Documents" means, collectively, the Chatwins Merger Documents, the King-Way Merger Documents, the Oneida Merger Documents and the NPSAC Merger Documents.

"Stanwich Subordination Agreement" means an Amended and Restated Subordination Agreement executed by Stanwich Financial Services Corp. with respect to all indebtedness owing from the Borrower to Stanwich Financial Services Corp., substantially in the form attached hereto as Exhibit "M-2" and incorporated herein by reference, as amended, modified or supplemented from time to time.

     2.3 Amendment to Section 2.7.10(b)(ii)(D). Section 2.7.10(b)(ii)(D) of the Financing Agreement shall be amended by in its entirety to read as follows:

             (D) fourth, after Term Loan B is paid in full but only until the date of an Amortization Reduction Event, (a) fifty percent (50%) of each amount thereof (but excluding the Net Proceeds from the sale and liquidation of the assets of the Borrower's Juliana Vineyards Subsidiary and up to $1,300,000 of the Net Proceeds from the sale of the Hanna Real Property) shall be applied to the outstanding principal amount, if any, of Term Loan A, in the inverse order of maturity, for the ratable benefit of the Formula Lenders, and
(b) any amount thereof remaining (including the Net Proceeds from the sale and liquidation of the assets of the Borrower's Juliana Vineyards Subsidiary and the Hanna Real Property not applied under clause (a) above) shall be applied to the outstanding principal of the Revolving Loans (but not to reduce any Formula Lender's Revolving Credit Committed Amount), for the ratable benefit of the Formula Lenders; and

     2.4 Amendment to Section 2.3.5. Section 2.3.5 of the Financing Agreement shall be amended by in its entirety to read as follows:

     2.3.5   Mandatory Prepayments of Term Loan A.
Borrower shall make each of the following mandatory prepayments (each a "Term Loan A Mandatory Prepayment" and collectively, the "Term Loan A Mandatory Prepayments") of the Term Loan A to the Agent for the Formula Lenders in accordance with their respective Pro Rata Shares; provided that each Term Loan A Mandatory Prepayment shall be applied to the Term Loan A in inverse order of maturity:

             (a) from and after the date that Term Loan B is paid in full, but only until the date of an Amortization Reduction Event, the Borrower shall make mandatory prepayments of the Term Loan A annually in an amount equal to twenty-five percent (25%) of the Borrower's Excess Cash Flow for such fiscal year, which shall be payable (with respect to each such fiscal year) on April 1 of each year (or, if earlier, ten (10) days after the date on which Borrower delivers the financial statements required to be delivered under
Section 6.1.1(a)) immediately following the annual period of determination;
and

             (b) the Borrower shall make a mandatory prepayment of the Term Loan A in an amount equal to the lesser of (i) $600,000 and (ii) the amount obtained by multiplying 0.608 by the greater of (A) zero, and (B) the amount by which $7,035,000 exceeds the aggregate appraised value (as set forth in the Updated Equipment Appraisals) of the Equipment that is the subject of the Updated Equipment Appraisals. The mandatory prepayment payable under this
Section 2.3.5(b) shall be payable on the earlier to occur of (x) no later than ten (10) days after the date on which the Updated Equipment Appraisals are completed, and (y) March 31, 2001, provided, however, that if the Updated Equipment Appraisals are not completed by March 31, 2001, the amount of the mandatory prepayment of Term Loan A payable on such date shall be $600,000.

     2.5 Amendment to Section 4.1. Section 4.1 of the Financing Agreement shall be amended by adding, directly after Section 4.1.32 thereof, the following new Section 4.1.33:

     4.1.33  NPSAC Merger.
On or before the Amendment No. 4 Effective Date, the Agent has received true and correct photocopies of the NPSAC Merger Agreement and each of the NPSAC Merger Documents, executed, delivered, and/or furnished on or before the Amendment No. 4 Effective Date in connection with the NPSAC Merger. Neither the NPSAC Merger Agreement nor any of the NPSAC Merger Documents have been modified, changed, supplemented, canceled, amended or otherwise altered or affected, except as otherwise disclosed to the Agent in writing on or before the Amendment No. 4 Effective Date or except to the extent that Agent shall have given its prior written consent thereto after the Amendment No. 4

Effective Date. On the Amendment No. 4 Effective Date, the NPSAC Merger will be effected, closed and consummated pursuant to, and in accordance with, the terms and conditions of the NPSAC Merger Agreement and in accordance with all applicable Laws.

     2.6 Amendment to Section 6.2.3. Section 6.2.3 of the Financing Agreement shall be amended in its entirety to read as follows:

     6.2.3   Purchase or Redemption of Securities, Dividend Restrictions.

             (a) The Borrower will not purchase, redeem or otherwise acquire any shares of its capital stock, warrants or other securities now or hereafter outstanding, declare or pay any dividends thereon, apply any of its property or assets to the purchase, redemption or other retirement of, set apart any sum for the payment of any dividends on, or for the purchase, redemption, or other retirement of, make any distribution by reduction of capital or otherwise in respect of, any shares of any class of capital stock of the Borrower, or any warrants, permit any Subsidiary to purchase or acquire any shares of any class of capital stock of, or warrants issued by, the Borrower, make any distribution to stockholders or set aside any funds for any such purpose, provided, however, that notwithstanding the foregoing, the Borrower may redeem shares of its preferred stock by issuing shares of common stock therefor.

             (b) The Borrower will not prepay, purchase or redeem any Indebtedness for Borrowed Money other than:

             (i)     the Obligations,

             (ii) so long as, in each case, (A) no Event of Default exists or would upon the making of any such payment occur, and (B) after giving effect to each such payment, the Borrower has at least $3,500,000 of Revolving Credit Availability, the Borrower may make payments or prepayments of principal, subject to the terms of the NAPTech Subordination Agreement, of the NPSAC Merger NAPTech Indebtedness;

             (iii) so long as, in each case, (A) Term Loan B is paid in full, (B) an Amortization Reduction Event has occurred, (C) no Event of Default exists or would upon the making of any such payment occur, (D) after giving effect to each such payment, the Borrower has at least $3,500,000 of Revolving Credit Availability, and (E) the aggregate amount of such payments under all of the instruments described in clauses (w), (x) and (y) below, during any fiscal year of the Borrower, does not exceed an amount equal to fifty percent (50%) of the Borrower's Excess Cash Flow for the immediately preceding fiscal year of the Borrower, the Borrower may make payments or prepayments of principal under any of (w) subject to the terms of the Stanwich Subordination Agreement, the promissory notes and other obligations (including without limitation the NPSAC Merger Stanwich Indebtedness) that are the subject of the Stanwich Subordination Agreement, (x) subject to the terms of the Bradley Subordination Agreement, the promissory notes and other obligations (including without limitation the NPSAC Merger Bradley Indebtedness) that are the subject of the Bradley Subordination Agreement, and
(y) that certain Replacement Subordinated Promissory Note in the original principal amount of $1,017,112.50, executed by the Borrower in favor of Allan
C. Bir, dated as of February 2, 1996 (as in effect on the date hereof, and without giving effect to any amendments thereto);

             (iv) mandatory redemptions under the Indenture resulting from Asset Sale Offers (as defined in the Indenture) required to be made under the Indenture, but only so long as, at the time of such redemption, (A) Term Loan B is paid in full and an Amortization Reduction Event has occurred, and (B) no Event of Default exists or would, upon the making of any such redemption, occur;

             (v) either of the following: (A) the payment on May 1, 2001, of up to $2,525,000 in principal amount of Senior Notes, but only so long as, at the time of such payment, no Event of Default exists or would thereupon occur, or (B) the purchase, prior to May 1, 2001, in the open market of up to $2,525,000 in principal amount of Senior Notes, but only if, at the time of such open market purchase, (I) Term Loan B is paid in full, (II) an Amortization Reduction Event has occurred, (III) no Event of Default exists or would upon the making of any such purchase occur, and (IV) after giving effect to such purchase, the Borrower has at least $3,500,000 of Revolving Credit Availability;

             (vi) so long as, after giving effect to any such payment, no Event of Default then exists or would thereupon (or, with respect to financial covenants set forth in Section 6.1.14, upon the end of the next Testing Period) occur, as determined by the Agent, in its sole discretion, (a) on May 1, 2002, the sinking fund payment then due in an amount of up to $12,500,000, and (b) on May 1, 2003, the sinking fund payment then due in an amount of up to $12,500,000 minus any amount actually paid in respect of the Senior Notes pursuant to clause (v) above;

             (vii) so long as no Event of Default then exists or would thereupon occur, regularly scheduled payments of principal and interest under those certain Orem City Utah Industrial Development Bond Series A Bonds due May, 2001 in the principal amount of $680,000; and

             (viii)  the Permitted Indenture Refinancing.

             (c) The Borrower will not pay any interest on any of the Indebtedness described in Section 6.2.3(b)(ii) or clauses (w), (x) or (y) of
Section 6.2.3(b)(iii) unless at the time of making such interest payment,
(i) no Event of Default exists or would upon the making of such payment occur, and (ii) with respect to the Indebtedness described in Section 6.2.3(b)(ii) and clauses (w) and (x) of Section 6.2.3(b)(iii), the payment is not prohibited by the NAPTech Subordination Agreement, the Stanwich Subordination Agreement or the Bradley Subordination Agreement, as the case may be.

                 SECTION 3.  REPRESENTATIONS AND WARRANTIES.

     The Borrower hereby represents and warrants to the Agent and the Lenders as follows:

     3.1 The Amendment. This Amendment has been duly and validly executed by an authorized executive officer of Borrower and constitutes the legal, valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms.

     3.2 Financing Agreement. The Financing Agreement, as amended by this Amendment, remains in full force and effect and remains the valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms. Borrower hereby ratifies and confirms the Financing Agreement as amended by this Amendment.

     3.3 Nonwaiver. The execution, delivery, performance and effectiveness of this Amendment shall not operate nor be deemed to be nor construed as a waiver (i) of any right, power or remedy of the Agent or any Lender under the Financing Agreement, nor (ii) of any term, provision, representation, warranty or covenant contained in the Financing Agreement or any other documentation executed in connection therewith. Further, none of the provisions of this Amendment shall constitute, be deemed to be or construed as, a waiver of any Event of Default under the Financing Agreement as amended by this Amendment.

     3.4 Reference to and Effect on the Financing Agreement. Upon the effectiveness of this Amendment, each reference in the Financing Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Financing Agreement, as amended hereby, and each reference to the Financing Agreement in any other document, instrument or agreement executed and/or delivered in connection with the Financing Agreement shall mean and be a reference to the Financing Agreement, as amended hereby.

     3.5 Claims and Defenses. Borrower hereby represents, warrants and acknowledges that as of the date of this Amendment, it has no defenses, claims, counterclaims or setoffs with respect to the Financing Agreement or its Obligations thereunder or with respect to any actions of the Agent, any Lender, or any of their respective officers, directors, shareholders, employees, agents or attorneys, and Borrower irrevocably and absolutely waives any such defenses, claims, counterclaims and setoffs and releases the Agent, each Lender, and each of their respective officers, directors, shareholders, employees, agents and attorneys from the same.

     3.6 Confirmatory Grant of Security Interest. Borrower hereby confirms its grant of security interest under the Financing Agreement:

     The Borrower hereby assigns, pledges and grants to the Agent, for the benefit of the Lenders and for the benefit of the Agent with respect to the Agent's Obligations, and agrees that the Agent and the Lenders shall have a perfected and continuing security interest in, Lien on, and a right of set-off against the following property and interests in property, whether now owned or hereafter acquired or existing, and wherever located (the "Collateral"): (a) all of Borrower's rights, title and interest in and to its Accounts, Inventory, Chattel Paper, Documents, Instruments, Equipment, Securities, and General Intangibles, whether now owned or existing or hereafter acquired or arising, (b) all returned, rejected or repossessed goods, the sale or lease of which shall have given or shall give rise to an Account or Chattel Paper, (c) all insurance policies relating to the foregoing, (d) all books and records in whatever media (paper, electronic or otherwise) recorded or stored, with respect to the foregoing and all equipment and general intangibles necessary or beneficial to retain, access and/or process the information contained in those books and records, and (e) all cash and non-cash proceeds and products of the foregoing. The Borrower further agrees that the Agent, for the benefit of the Lenders and for the benefit of the Agent with respect to the Agent's Obligations, shall have in respect thereof all of the rights and remedies of a secured party under the Uniform Commercial Code as well as those provided in this Agreement, under each of the other Financing Documents and under applicable Laws.

          SECTION 4.  CONDITIONS PRECEDENT TO EFFECTIVENESS OF THIS
                                 AMENDMENT.

     In addition to all of the other conditions and agreements set forth herein, the effectiveness of this Amendment is subject to the following condition precedent:

     4.1 Amendment to Financing Agreement. The Agent shall have received an original counterpart of this Amendment No. 4 to Amended and Restated Financing and Security Agreement, executed and delivered by a duly authorized officer of Borrower and each Lender.

     4.2 Legal Opinion. The Agent shall have received (i) the favorable opinion of counsel for the Borrower with respect to, among other things, the effectiveness of the NPSAC Merger and the perfection of the Agent's security interest in Utah, and (ii) either the favorable opinion, or the right to rely on a favorable opinion, of each counsel to any party that is giving an opinion in connection with the NPSAC Merger. Each of the foregoing opinions (or reliance documents) shall be addressed to the Agent and each Lender in form satisfactory to the Agent, each Lender and the Agent's counsel.

     4.3 Indenture. The Agent shall have received evidence satisfactory to the Agent, in its sole discretion, that the NPSAC Merger will not violate the provisions of the Indenture.

     4.4 NPSAC Merger. The Agent shall have received (a) evidence satisfactory to the Agent, in its sole discretion, that the NPSAC Merger has been or will be on the Amendment No. 4 Effective Date consummated in accordance with all applicable Laws, and (b) copies of all of the NPSAC Merger Documents, certified as true, correct and complete by a Responsible Officer of the Borrower.

     4.5 Subordination Agreements. (a) Charles E. Bradley, Sr. shall have executed and delivered to the Agent, and Borrower shall have acknowledged and agreed to, the Bradley Subordination Agreement, (b) Stanwich Financial Services Corp. shall have executed and delivered to the Agent, and Borrower shall have acknowledged and agreed to, the Stanwich Subordination Agreement, and (c) each of NAPTech, Inc. and NAPTech PS Corporation shall have executed and delivered to the Agent, and Borrower shall have acknowledged and agreed to, the NAPTech Subordination Agreement.

     4.6 Lien Searches. The Agent shall have received, in form and substance satisfactory to the Agent, such Lien or record searches with respect to the Borrower and NPSAC, and the Collateral acquired by Borrower in connection with the NPSAC Merger showing that the Agent's Lien for the benefit of the Lenders and the Agent will be a perfected first priority Lien thereon.

     4.7 UCC-1 Financing Statements and Fixture Filings. The Borrower shall have (a) executed and delivered all Financing Documents (including, without limitation, UCC-1 financing statements, UCC-1 fixture financing statements and UCC-3 statements) required to be filed, registered or recorded in order to create, in favor of the Agent, for the benefit of the Lenders and the Agent, a first priority perfected Lien in the Collateral acquired by

Borrower in connection with the NPSAC Merger, in form and in sufficient number for filing, registration, and recording in each office in each jurisdiction in which such filings, registrations and recordations are required, and
(b) delivered such evidence as the Agent may deem satisfactory that all necessary filing fees and all recording and other similar fees, and all Taxes and other expenses related to such filings, registrations and recordings will be or have been paid in full.

     4.8 Landlord Waiver. The Agent shall have received a landlord's waiver from each landlord of each and every business premise leased by the Borrower as a result of the NPSAC Merger and on which any of the Collateral is or may hereafter be located, which landlords' waivers must be substantially in the form attached to the Financing Agreement as Exhibit "G-2" and otherwise acceptable to the Agent and its counsel.

     4.9 Bailee Acknowledgments. The Agent shall have received an agreement acknowledging the Liens of the Agent, for the benefit of the Lenders and the Agent, from each bailee, warehouseman, consignee or similar third party which has possession of any of the Collateral acquired in connection with the NPSAC Merger, which agreements must be substantially in the form attached to the Financing Agreement as Exhibit "G-1" and otherwise acceptable to the Agent and its counsel.

     4.10 Insurance Certificate. The Agent shall have received an insurance certificate in accordance with the provisions of Section 6.1.8 of the Financing Agreement, showing coverage satisfactory to the Agent for the Collateral and business acquired in connection with the NPSAC Merger.

     4.11 Minimum Availability. The Borrower shall have, on the Amendment No. 4 Effective Date, after giving effect to the NPSAC Merger, the assumption of the NPSAC Merger Indebtedness and the payment on the Amendment No. 4 Effective Date of $2,000,000 to the holders of the NPSAC Merger NAPTech Indebtedness, (a) Revolving Credit Availability of at least $4,500,000, and
(b) accounts payable reflecting a reasonably current status to within 30 days past due or 60 days from invoice.

                          SECTION 5.  MISCELLANEOUS

     5.1 Governing Law. This Amendment shall be governed by and construed in accordance with the law of the State of Ohio, without regard to principles of conflict of law.

     5.2 Severability. In the event any provision of this Amendment should be invalid, the validity of the other provisions hereof and of the Financing Agreement shall not be affected thereby.

     5.3 Counterparts. This Amendment may be executed in one or more counterparts, each of which, when taken together, shall constitute but one and the same agreement.

     IN WITNESS WHEREOF, Borrower has caused this Amendment No. 4 to Amended and Restated Financing and Security Agreement to be duly executed and delivered by its duly authorized officer as of the date first above written.

REUNION INDUSTRIES, INC.
____________________________________
By:______________________________
Its:______________________________

Signed and acknowledged in the Presence of:
_______________________________________
Name:__________________________________
_______________________________________
Name:__________________________________

STATE OF __________)
                   )ss.
COUNTY OF _________)

The foregoing instrument was acknowledged before me this 19th day of January, 2001, by _________________, the ____________________ of Reunion Industries,
Inc., on behalf of the corporation.
_____________________________
Notary Public

Accepted at Chicago, Illinois as of  January ___, 2001.

BANK OF AMERICA, NATIONAL ASSOCIATION, as Agent
___________________________________________
By:_____________________________________
Its:_____________________________________
Accepted at Chicago, Illinois
as of  January ___, 2001.

BANK OF AMERICA, NATIONAL ASSOCIATION, as a Lender
___________________________________________
By:_____________________________________
Its:_____________________________________

Accepted at __________, _____________ as of  January ___, 2001.

CONGRESS FINANCIAL CORPORATION, as a Lender
___________________________________________
By:_____________________________________
Its:_____________________________________
Accepted at __________, _____________ as of  January ___, 2001.

CITIZENS BUSINESS CREDIT COMPANY, a division of CITIZENS LEASING, INC., as a Lender
___________________________________________
By:_____________________________________
Its:_____________________________________

                               MERGER AGREEMENT           EXHIBIT 10.34

     MERGER AGREEMENT, dated as of March 30, 1999, among (i) Reunion Industries, Inc., a Delaware corporation ("Reunion"), (ii) Stanwich Acquisition Corp. (d/b/a King-Way Material Handling Company), a Delaware corporation ("SAC"), and (iii) Kimball J. Bradley, Richard L. Evans, Charles
E. Bradley, Sr. and Stanwich Financial Services Corp. ("SFSC"), a Rhode Island corporation (collectively, the "SAC Shareholders").

                            W I T N E S S E T H:

     WHEREAS, Reunion desires to acquire SAC and SAC desires that Reunion acquire SAC, all on the terms and conditions set forth in this Agreement;

     WHEREAS, it is the intention of the parties that the Merger (as defined below) shall: qualify as a tax free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), and that this Agreement shall qualify as a "plan of reorganization" within the meaning of
Section 368 of the Code; and

     WHEREAS, the Boards of Directors of SAC and Reunion, at meetings of each of such Boards of Directors (or by unanimous written consent), have approved and adopted this Agreement and have authorized the execution hereof.

     NOW, THEREFORE, in consideration of the mutual benefits to be derived from this Agreement and the representations, warranties, conditions and promises hereinafter contained, the parties to this Agreement hereby agree as follows:

                                  ARTICLE I

                                  THE MERGER

1.1. The Merger.

(a) At the Effective Time (as defined in Section 1.1(b)), SAC shall be merged with and into Reunion (the "Merger"), in accordance with the General Corporation Law of the State of Delaware (the "Delaware GCL"), whereupon the separate existence of SAC shall cease and Reunion shall be the surviving corporation.

(b) As soon as practicable after satisfaction or waiver of all conditions to the Merger, SAC and Reunion will file a certificate of merger substantially in the form of Exhibit A hereto (the "Certificate of Merger") with the Secretary of State of the State of Delaware (the "Secretary of State") in accordance with Section 251(c) of the Delaware GCL and make all other filings or recordings required by the Delaware GCL in connection with the Merger. The Merger shall become effective on such date as the Certificate of Merger is duly filed with the Secretary of State or at such later date as is specified in the Certificate of Merger (the "Effective Time").

(c) From and after the Effective Time, Reunion shall possess all the rights, privileges, powers and franchises and be subject to all of the restrictions, disabilities, liabilities and duties of SAC as provided in the Delaware GCL.

1.2. Conversion of Shares.

At the Effective Time, by virtue of the Merger and without any action on the part of Reunion or SAC:

(a) The aggregate number of shares of the common stock of SAC, par value $.01 per share, issued and outstanding immediately prior to the Effective Time (the "SAC Common Stock") shall be automatically converted into the right to receive $100,000.

(b) The aggregate number of shares of Preferred Stock of SAC, par value $.01 per share (the "SAC Preferred Stock"), issued and outstanding immediately prior to the Effective Time, if any, shall be automatically converted into the right to receive preferred stock of Reunion (the "Series B Reunion Preferred") with an aggregate initial redemption value of $5,000,000 (the "Series B Initial Redemption Value"). The Series B Reunion Preferred will be redeemable at any time at the option of Reunion at the Series B Total Redemption Value (as defined below). The Series B Reunion Preferred will accrue a cumulative dividend equal to 15% of the Series B Initial Redemption Value per annum from November 3, 1997 (the "Series B Preferred Dividend"). The Series B Preferred Dividend will be payable as and when the Board of Directors of Reunion determines and shall be senior in right of payment to all other classes of capital stock of Reunion. The Series B Reunion Preferred will not be voting, except as required by law, and will not have any right of conversion into the Reunion Common Stock or any other securities of Reunion. Upon a liquidation of Reunion, the holders of the Series B Reunion Preferred will be entitled to be paid, out of the assets of Reunion available for payment to the holders of Reunion's capital stock, an aggregate amount equal to the Series B Initial Redemption Value plus an amount equal to all accrued but unpaid dividends thereon (the "Series B Total Redemption Value") to the date of final payment after the holders of shares of Series A Preferred Stock of Reunion (the "Series A Reunion Preferred") to be issued in connection with the merger of Chatwins Group, Inc. ("Chatwins") into Reunion shall have been paid in full all amounts due and payable to them upon a liquidation of Reunion as provided in the Certificate of Designations of the Series A Reunion Preferred. In the event of a liquidation of Reunion no payments will be made and no assets will be distributed to the holders of the Reunion Common Stock until the holders of the Series B Reunion Preferred shall have been paid the Series B Total Redemption Value. The Series B Reunion Preferred will have such other preferences, privileges, restrictions and rights as are determined by the Board of Directors of Reunion prior to the Effective Time.

(c) All shares of SAC Common Stock and SAC Preferred Stock (collectively, the "SAC Capital Stock") shall automatically be cancelled and retired and shall cease to exist and each holder of a certificate representing any such SAC Capital Stock (a "Certificate") shall cease to have any rights with respect thereto, except the right to receive consideration (the "Merger Consideration") consisting of cash and the number of shares of Series B Reunion Preferred specified herein, upon the surrender of such Certificate in accordance with Section 1.3(a), without interest.

1.3. Surrender of Certificates; Payment of Merger Consideration.

(a) Surrender of Certificates.  At or after the Closing (as defined in Section

1.4), upon presentation by the holder thereof to Reunion, duly endorsed, each Certificate shall be cancelled and exchanged and, simultaneously with such cancellation and exchange, (i) in respect of SAC Common Stock a check payable to such shareholder representing $100 per share of SAC Common Stock formerly held by such shareholder, which is the amount of cash into which the SAC Common Stock formerly held by such shareholder shall have been converted in the Merger in accordance with Section 1.2 hereof, and (ii) in respect of SAC Preferred Stock, one share of Series B Reunion Preferred shall be issued by Reunion in exchange for each share of SAC Preferred Stock formerly held by such shareholder in accordance with Section 1.2 hereof. All of the shares of Series B Reunion Preferred issued in the Merger shall be duly authorized, validly issued, fully paid and nonassessable and, at the time of issuance, shall be free and clear of all liens, claims, encumbrances, security interests and rights of redemption (together, "Liens").

(b) No Further Ownership Rights in SAC Capital Stock. The Merger Consideration issued upon the surrender for exchange of Certificates in accordance with the terms of this Agreement (including cash paid pursuant to Section 1.2) shall be deemed to have been issued (or paid, as the case may be) at the Closing in full satisfaction of all rights pertaining to the SAC Capital Stock represented thereby. From and after the Closing, the stock transfer books of SAC shall be closed and there shall be no further registration of transfers on the stock transfer books of SAC or Reunion of the SAC Capital Stock which was outstanding immediately prior to the Effective Time. If, after the Closing, Certificates are presented to Reunion for any reason, they shall be cancelled and exchanged as provided in this Agreement.

1.4. Closing.

The closing of the transactions contemplated by this Agreement (the "Closing") will take place at the offices of Buchanan Ingersoll Professional Corporation, One Oxford Centre, 301 Grant Street, 20th Floor, Pittsburgh, Pennsylvania 15219 at 10:00 a.m. on June 29, 1999, or at such other place or time as the parties may mutually agree (the "Closing Date").

1.5. Further Assurances.

At the Closing and thereafter, each party hereto will execute such further documents and instruments and take such further actions as may reasonably be requested by one or more of the others to consummate the Merger, to vest Reunion with full title to all assets, properties, rights, approvals, immunities and franchises of SAC and to effect the other purposes of this Agreement.

                                 ARTICLE II

                          THE SURVIVING CORPORATION

2.1. Certificate of Incorporation.

The Certificate of Incorporation of Reunion, as such Certificate of Incorporation shall be amended as set forth in the Certificate of Merger, shall be the Certificate of Incorporation of the surviving corporation until amended in accordance with applicable law.

2.2. By-Laws.

The By-laws of Reunion in effect at the Effective Time shall be the By-laws of the surviving corporation until amended in accordance with applicable law.

2.3. Officers.

The officers of Reunion in office at the Effective Time shall continue in the same offices on behalf of the surviving corporation until their resignation or removal in accordance with the By-laws.

                                 ARTICLE III

                    REPRESENTATIONS AND WARRANTIES OF SAC

     SAC hereby represents and warrants to Reunion on the date hereof and as of the Effective Time as follows:

3.1. Organization and Good Standing.

SAC is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware and has all corporate power and authority to own, lease and operate its properties and to carry on its business as now conducted. SAC is duly qualified to do business and in good standing in each jurisdiction where the character of property owned or leased by it or the nature of its activities makes such qualification necessary except for those jurisdictions where the failure to be so qualified would not, individually or in the aggregate, have a SAC Material Adverse Effect. As used herein, a "SAC Material Adverse Effect" means a material adverse effect on the condition (financial or otherwise), business, assets or results of operations of SAC or on the ability of SAC to consummate the transactions contemplated by this Agreement.

3.2. Power and Authority; Execution and Delivery.

SAC has all requisite corporate power and authority to execute, deliver and perform its obligations under this Agreement. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly approved and authorized by all requisite corporate action of SAC. Except for the filing of the Certificate of Merger in accordance with Section 1.1(b), no further corporate actions or approvals on the part of SAC are required under applicable law for the consummation of the Merger. This Agreement has been duly executed and delivered by SAC and constitutes the legal, valid and binding obligation of SAC, enforceable against it in accordance with its terms except to the extent that enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally and subject to general principles of equity (regardless of whether enforcement is sought in a court of law or equity).

3.3. Capitalization and Voting Rights.

The authorized capital of SAC consists entirely of the following, the rights, privileges and preferences of which are as stated in the Certificate of Incorporation of SAC:

(i) 10,000 shares of Preferred Stock, of which 5,000 shares are issued and outstanding as of the date hereof; and

(ii) 2,000 shares of SAC Common Stock, of which 1,000 shares are issued and outstanding and no shares are held by SAC as treasury shares.

(iii) Except as set forth on Schedule 3.3, SAC has no outstanding subscriptions, options, warrants, calls or other agreements or commitments by which SAC is bound in respect of the capital stock of SAC, whether issued or unissued, and no outstanding rights or securities convertible into or exchangeable for any such capital stock, and SAC is not a party or subject to any agreement or understanding, and to SAC's knowledge, there is no agreement or understanding between any persons and/or entities, which affects or relates to the voting or giving of written consents with respect to any security of SAC.

3.4. Subsidiaries.

SAC does not own or control, directly or indirectly, any interest in any other corporation, association or other business entity.

3.5. Valid Issuance of Preferred and Common Stock.

The outstanding shares of SAC Capital Stock are duly and validly authorized and issued, fully paid and nonassessable.

3.6. Financial Statements.

SAC has previously furnished to Reunion true and complete copies of its (i) unaudited financial statements for the year ended December 31, 1998; and (ii) unaudited interim financial statements for the two months ended February 28, 1999. The unaudited financial statements have been prepared in accordance with GAAP applied on a consistent basis (except as may be indicated therein or in the notes thereto) and fairly present the financial position of SAC as of the dates thereof and the results of operations and changes in cash flow of SAC for the periods then ended, subject, in the case of the interim financial statements, to normal year-end adjustments which are neither individually nor in the aggregate expected to be material.

3.7. Changes.

Since December 31, 1998, there has not been:

(a) any adverse change in the assets, condition (financial or otherwise), affairs, business, operations, properties, or liabilities of SAC from that reflected in the balance sheet as of such date, referred to in Section 3.6 above, except for changes in the ordinary course of business which do not constitute, either individually or in the aggregate, a SAC Material Adverse Effect;

(b) any material change in the liabilities or obligations of SAC, contingent or otherwise, whether due or to become due, whether by way of guaranty, endorsement, indemnity, warranty or otherwise, except for the incurrence of current liabilities in the ordinary course of business, none of which has had a SAC Material Adverse Effect;

(c) any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting the properties, operations or business of SAC;

(d) any waiver by SAC of a valuable right or of a material debt owed to it;

(e) any loans made by SAC other than advances of expenses made in the ordinary course of business;

(f) any declaration or payment of any dividend or other distribution of the assets of SAC or any direct or indirect redemption, purchase or acquisition of any securities of SAC;

(g) any incurrence of indebtedness for money borrowed or any other liabilities individually in excess of $50,000 or, in the case of indebtedness and/or liabilities individually less than $50,000, in excess of $100,000 in the aggregate;

(h) any sale, exchange or other disposition of any of SAC's assets, other than in the ordinary course of business;

(i) to the best of SAC's knowledge, any other event or condition of any character which could reasonably be expected to result in a SAC Material Adverse Effect;

(j) any increase in compensation of any of its existing officers, or the rate of pay of its employees as a group, except as part of regular compensation increases in the ordinary course of business;

(k) any resignation or termination of employment of any officer or key employee of SAC; or

(l) any agreements to do or enter into any of the foregoing.

3.8. Governmental Approvals and Filings.

Except as set forth on Schedule 3.8 and except for the filing of the Certificate of Merger in accordance with the Delaware GCL, no approval, authorization, consent, license, clearance or order of, declaration or notification to, or filing, registration or compliance with, any governmental or regulatory authority, is required in order to permit SAC to enter into this Agreement or to consummate the transactions contemplated herein.

3.9. Litigation.

(a) There is no action, suit, proceeding or investigation pending or, to SAC's knowledge, currently threatened in writing against SAC or its property, assets or business which might reasonably be expected to result, either individually or in the aggregate, in a SAC Material Adverse Effect, including without limitation, actions pending or threatened involving the prior employment of any of SAC's employees, their use in connection with SAC's business of any information or techniques allegedly proprietary to any of their former employers, or their obligations under any agreements with prior employers; and
(b) SAC is not a party or subject to the provisions of any order, writ, injunction, award, judgment or decree of any court, arbitration panel or government agency or instrumentality.

3.10. Patents and Trademarks.

SAC has sufficient title and ownership of all patents, trademarks, service marks, trade names, copyrights, trade secrets, information, proprietary rights and processes necessary for its business as now conducted and without any conflict with or infringement of the rights of others which could reasonably
be expected to result in a SAC Material Adverse Effect.   Except as set forth
in Schedule

3.10, there are no outstanding options, licenses or agreements of any kind relating to any patent or patent application owned by SAC, nor is SAC bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information, proprietary rights and processes owned by any other person or entity. SAC has not received any communications or claims alleging that SAC has violated or, by conducting its business as currently conducted, would violate any of the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information, proprietary rights and processes of any other person or entity. SAC is not aware that any of its employees is obligated under any contract (including licenses, covenants or commitments of any nature) or other agreement, or subject to any judgment, decree or order of any court of administrative agency, that would interfere with the use of such employee's best efforts to promote the interests of SAC or that would conflict with SAC's business as proposed to be conducted. Neither the execution and delivery of this Agreement nor the carrying on of SAC's business by the employees of SAC will, to SAC's knowledge, conflict with or result in a breach of the terms, conditions or provisions of or constitute a default under any contract, covenant or instrument under which any of such employees is now obligated.

3.11. No Conflict.

Neither the execution, delivery and performance of this Agreement by SAC, nor the consummation by SAC of the transactions contemplated hereby will (i) conflict with, or result in a breach of any of the terms, conditions or provisions of the Certificate of Incorporation or By-laws of SAC, (ii) except for loans from Madeline LLC (the "Cerberus Loan") and SFSC (the "Stanwich Loan"), conflict with, result in a breach or violation of, give rise to a default under or result in the acceleration of performance under any mortgage, lease, agreement, note, bond, indenture, guarantee or any statute, regulation, ordinance, writ, injunction, order, judgment or decree to which SAC may be subject, which conflict, breach, default, violation or acceleration could reasonably be expected to have a SAC Material Adverse Effect, or (iii) give rise to an imposition of any Lien of any nature whatsoever upon any of the assets of SAC.

3.12. Agreements.

(a) Except in connection with employment arrangements in the ordinary course of business, there are no agreements, understandings or transactions between SAC and any of its officers or directors or any affiliate thereof.

(b) Except for the Cerberus Loan and the Stanwich Loan, there are no agreements, understanding or transactions to which SAC is a party or by which it is bound which (i) involve obligations (contingent or otherwise) of, or payments to, SAC in excess of $500,000 other than in the ordinary course of business, (ii) are material to the conduct and operations of SAC's business or properties (including, without limitation, the license of any patent, copyright, trade secret or other proprietary rights to or from SAC), (iii) restrict or adversely affect the development, manufacture or distribution of SAC's products or services, (iv) except as set forth on Schedule 3.12, involve any written employment or consulting arrangement between SAC and any person, or (v) involve any material oral employment or consulting arrangement between SAC and any person.

(c) SAC, and to SAC's knowledge, each other party thereto has performed or is now performing in all material respects its obligations under, and is not in material default (and would not by the lapse of time or the giving of notice or both be in material default) under, or in breach or violation of, nor has SAC received notice of any asserted claim of a default by SAC under, or a breach or violation by SAC of, any of the material agreements to which it is a party.

3.13. Title to Property and Assets.

Except as set forth on Schedule 3.13, SAC has good title to its property and assets free and clear of all Liens, except Liens granted in connection with the Cerberus Loan and the Stanwich Loan and such Liens which do not materially impair SAC's ownership or use of such property or assets. With respect to the property and assets it leases, SAC is in substantial compliance with such leases and, to its knowledge, holds a valid leasehold interest free of any Liens other than those granted in connection with the Cerberus Loan. All of SAC's properties and assets are, in all material respects, in good operating condition, subject to normal wear and tear.

3.14. Labor Agreements and Actions; Employee Benefits.

SAC is not bound by or subject to (and none of its assets or properties is bound by or subject to) any written or oral, express or implied, contract, commitment or arrangement with any labor union, and within the last two (2) years no labor union has requested or, to the knowledge of SAC, has sought to represent any of the employees, representatives, or agents of SAC; there is no strike or other labor dispute involving SAC pending or, to the knowledge of SAC, threatened, which could reasonably be expected to have a SAC Material Adverse Effect, nor is SAC aware of any labor organization activity involving its employees. Except as noted in Schedule 3.14 hereto, SAC does not have any employee benefit plans presently in force with respect to profit-sharing or pensions.

3.15. Tax Matters.

SAC (i) has timely filed all tax returns that are required to have been filed by it with all appropriate governmental agencies (and all such returns are true and correct and fairly reflect in all material respects its operations for tax purposes); and (ii) has timely paid all taxes owed or assessed against it (other than taxes the validity of which are being contested in good faith by appropriate proceedings). The assessment of any additional taxes for periods for which returns have been filed is not expected to exceed the reserves reflected in the financial statements described in Section 3.6 and, to SAC's knowledge, there are no material unresolved questions or claims concerning SAC's tax liability. SAC's federal income tax returns have not been reviewed or audited by any taxing authority. There is no pending dispute with any taxing authority relating to any of said returns which, if determined adversely to SAC, would result in the assertion by any taxing authority of any valid material tax deficiency.

3.16. Minute Books.

The minute books of SAC contain a complete and accurate record of all meetings of directors and stockholders since the date of incorporation and all actions by written consent.

3.17. Insurance.

SAC keeps its properties adequately insured and maintains (i) insurance to such extent and against such risks, including fire, as is customary with companies in the same or similar businesses, (ii) workers' compensation insurance in the amount required by applicable law, (iii) product liability insurance, which shall include product liability insurance, in the amount customary with companies in the same or similar business against claims for personal injury or death on properties owned, occupied or controlled by them, and (iv) such other insurance as may be required by law.

3.18. Year 2000.

SAC has reviewed, is reviewing or will review, the areas within its business and operations which could be materially adversely affected by, and has developed, or is developing or will develop a program to address on a timely basis, the risk that certain computer applications used by SAC may be unable to recognize and perform properly date-sensitive functions involving dates prior to and after December 31, 1999 (the "Year 2000 Problem"). The Year 2000 Problem is not reasonably expected to have a SAC Material Adverse Effect.

3.19. Suppliers and Customers.

SAC has no reason to believe that any of SAC's ten largest suppliers or customers by volume will cease to do business with SAC as a result of the execution of this Agreement or the consummation of the transactions contemplated hereunder.

3.20. Permits, Licenses, Authorizations; Compliance with Laws.

SAC has all licenses, franchises, certificates of occupancy, permits and other governmental authorizations which are material and necessary to conduct its business, and SAC is not in violation in any material respect of any such license, franchise, certificate of occupancy, permit or other governmental authorization, or any statute, law, ordinance, rule regulation, judgment, order or decree applicable to it or any of its properties.

3.21. Broker's or Finder's Fees.

Neither SAC nor any of its affiliates has authorized any person to act as broker, finder, banker, consultant, intermediary or in any other similar capacity which would entitle such person to any investment banking, brokerage, finder's or similar fee from SAC in connection with the transactions contemplated by this Agreement.

3.22. Disclosure.

Neither this Agreement nor any document or information furnished to Reunion by

SAC pursuant to this Agreement contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements of SAC contained herein or therein not misleading.

                                 ARTICLE IV

                  REPRESENTATIONS AND WARRANTIES OF REUNION

     Reunion represents and warrants to SAC as of the date hereof and as at the Effective Time as follows (it being understood that for purposes of this Section 4, Reunion shall include each of its subsidiaries):

4.1. Organization and Good Standing.

Reunion is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware and has all corporate power and authority to own, lease and operate its properties and to carry on its business as now being conducted. Reunion is duly qualified to do business and in good standing in each jurisdiction where the character of property owned or leased by it or the nature of its activities makes such qualification necessary, except for those jurisdictions where the failure to be so qualified would not, individually or in the aggregate, have a Reunion Material Adverse Effect. As used herein, the term "Reunion Material Adverse Effect" means a material adverse effect on the condition (financial or otherwise), business, assets or results of operations of Reunion and its subsidiaries, taken as a whole, or on the ability of Reunion to consummate the transactions contemplated by this Agreement.

4.2. Power and Authority; Execution and Delivery.

Reunion has all requisite corporate power and authority to execute, deliver and perform its obligations under this Agreement. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly approved and authorized by all requisite corporate action of Reunion. Except for the filing of the Certificate of Merger in accordance with Section 1.1(b), no further corporate actions or approvals on the part of Reunion are required under applicable law for the consummation of the Merger. This Agreement has been duly executed and delivered by Reunion and constitutes the legal, valid and binding obligation of Reunion, enforceable against Reunion in accordance with its terms except to the extent that enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally and subject to general principles of equity (regardless of whether enforcement is sought in a court of law or equity).

4.3. Governmental Approvals and Filings.

Except as set forth on Schedule 4.3 and except for the filing of the Certificate of Merger in accordance with the Delaware GCL, no approval, authorization, consent, license, clearance or order of, declaration or notification to, or filing, registration or compliance with, any governmental or regulatory authority, is required in order to permit Reunion to enter into this Agreement or to consummate the transactions contemplated herein.

4.4. No Conflict.

Except as set forth in Schedule 4.4, neither the execution, delivery and performance of this Agreement by Reunion, nor the consummation by Reunion of the transactions contemplated hereby will (i) conflict with, or result in a breach of any of the terms, conditions or provisions of the Certificate of Incorporation or By-laws of Reunion, (ii) conflict with, result in a breach or violation of, give rise to a default under or result in the acceleration of performance under any mortgage, lease, agreement, note, bond, indenture, guarantees or any statute, regulation, ordinance, writ, injunction, order, judgment or decree to which Reunion may be subject, which conflict, breach, default, violation or acceleration would have a Reunion Material Adverse Effect, or (iii) give rise to an imposition of any Lien, charge, security interest or encumbrance of any nature whatsoever upon any of the assets of Reunion.

4.5. Merger Consideration.

When issued, the shares of Series B Reunion Preferred to be issued in the Merger will be duly authorized, validly issued, fully-paid and nonassessable and free and clear of all Liens and preemptive rights. The certificates or instruments representing such shares will be in due and proper form.

4.6. Reports and Financial Statements.

Reunion has previously furnished to SAC true and complete copies of its (i) Annual Report on Form 10-K for the fiscal year ended December 31, 1998 substantially in the form to be filed with the SEC and Current Reports on Form 8-K as filed with the SEC since December 31, 1998. Reunion will provide SAC a true and complete copy of each Quarterly Report on Form 10-K promptly after filing such report with the SEC. As of their respective dates, Reunion's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K referred to above did not, and will not, when filed, contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated financial statements and unaudited interim financial statements included in such reports or other filings have been prepared in accordance with GAAP applied on a consistent basis (except as may be indicated therein or in the notes thereto) and fairly present the consolidated financial position of Reunion and its subsidiaries as of the dates thereof and the consolidated results of operations and changes in cash flow of Reunion and its subsidiaries for the periods then ended, subject in the case of unaudited interim financial statements, to normal year-end adjustments which are neither individually nor in the aggregate expected to be material.

4.7. Absence of Material Adverse Change.

Except as set forth in the reports listed in Section 4.6, since December 31, 1998 there has not been any Reunion Material Adverse Effect.

4.8. Capitalization of Reunion.

Reunion's authorized capital stock consists of (i) 20,000,000 shares of Reunion Common Stock of which 3,900,065 are outstanding on the date hereof, and (ii) 10,000,000 shares of Preferred Stock, par value $.01 per share, of which none are outstanding on the date hereof. All of the issued and outstanding shares of capital stock of Reunion are duly authorized and validly issued, fully-paid and nonassessable.

4.9. Certificate of Incorporation and By-laws.

(a) Reunion has delivered to SAC copies of its Certificate of Incorporation and all amendments thereto, which copies are complete and correct. Reunion is not in default under, or in violation of, any provisions of its Certificate of Incorporation. Reunion's Certificate of Incorporation has not been amended since December 31, 1998 and, except as contemplated by this Agreement, no action has been taken for the purpose of effecting any amendment thereto.

(b) Reunion has delivered to SAC copies of its By-laws and all amendments thereto, which copies are complete and correct. Reunion is not in default under, or in violation of, any provision of its By-Laws. Reunion's By-laws have not been amended since the date of certification thereof and no action has been taken for the purpose of effecting any amendment thereto.

4.10. Legal Proceedings.

Except as set forth in the reports referred in Section 4.6 (i) there are no suits, actions, claims, proceedings (including, without limitation, arbitration or administrative proceedings) or investigations pending or to the knowledge of Reunion threatened in writing against Reunion or its property, assets or business which could reasonably be expected, individually or in the aggregate, to have a Reunion Material Adverse Effect; and (ii) Reunion is not a party or subject to the provisions of any judgment, order, injunction, decree or award of any court, arbitration panel or government agency or instrumentality.

4.11. Permits, Licenses, Authorizations; Compliance with Laws.

Reunion has all licenses, franchises, certificates of occupancy, permits and other governmental authorizations which are material and necessary to conduct its business, and Reunion is not in violation in any material respect of any such license, franchise, certificate of occupancy, permit or other governmental authorization, or any statute, law, ordinance, rule regulation, judgment, order or decree applicable to it or any of its properties.

4.12. Broker's or Finder's Fees.

Neither Reunion nor any of its affiliates has authorized any person to act as broker, finder, banker, consultant, intermediary or in any other similar capacity which would entitle such person to any investment banking, brokerage, finder's or similar fee from Reunion in connection with the transactions contemplated by this Agreement.

4.13. Disclosure.

Neither this Agreement nor any document or information furnished to SAC by Reunion pursuant to this Agreement contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements of Reunion contained herein or therein not misleading.

                                  ARTICLE V

           REPRESENTATIONS AND WARRANTIES OF PRINCIPAL SHAREHOLDERS

     Each of the SAC Shareholders hereby severally, but not jointly, represents and warrants to Reunion with respect to itself as follows:

5.1. Capacity and Authority.

Such SAC Shareholder has full legal capacity and authority to execute, deliver and perform its obligations under this Agreement. This Agreement has been duly executed and delivered by such SAC Shareholder and constitutes the legal, valid and binding obligation of such SAC Shareholder, enforceable against it in accordance with its terms except to the extent that enforceability may be limited by applicable bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally and subject to general principles of equity (regardless of whether enforcement is sought in a court of law or equity).

5.2. Government Approvals and Filings.

No approval, authorization, consent, license, clearance or order of, declaration, or notification to, or filing, registration or compliance with any governmental or regulatory authority is required to permit such SAC Shareholder to enter into this Agreement or to consummate the transactions contemplated herein.

                                  ARTICLE VI

                  COVENANTS OF SAC AND THE SAC SHAREHOLDERS

     SAC and the SAC Shareholders (but, as to the SAC Shareholders, only with respect to Section 6.3) covenant and agree that:

6.1. Regular Course of Business.

Except as otherwise consented to in writing by Reunion, prior to the Closing SAC will carry on its businesses only in the ordinary course and substantially in accordance with past practices, and SAC will use commercially reasonable efforts to preserve its present business organization intact and keep available the services of its present executive officers.

6.2. Restricted Activities and Transactions.

Except as otherwise consented to in writing by Reunion or contemplated by this Agreement or as resulting from the consummation of the transactions contemplated by this Agreement, prior to the Closing SAC will not:

(a) amend its Certificate of Incorporation or By-laws;

(b) except in the ordinary course of business and substantially in accordance with past practices, (i) borrow or agree to borrow any funds or mortgage or pledge any of its assets, tangible or intangible, (ii) voluntarily incur, assume or become subject to, whether directly or by way of guarantee or otherwise, any material obligation or liability (absolute or contingent),
(iii) cancel or agree to cancel any material debts or claims, or (iv) lease, sell, transfer or encumber, agree to lease, sell, transfer or encumber, or grant or agree to grant any preferential rights to lease or acquire, any of its assets, property or rights;

(c) except as set forth on the Schedules hereto, (i) grant any increase in compensation or benefits, or (ii) make, pay or accrue any bonuses, pension, profit sharing or similar payment to any director, officer or employee of SAC other than payment of 1998 performance bonuses accrued as of December 31, 1998;

(d) acquire control or ownership of any other corporation, association, joint venture, partnership, business trust or other business entity, or acquire control or ownership of all or a substantial portion of the assets of any of the foregoing, or merge, consolidate or otherwise combine with any other corporation or enter into any agreement providing for any of the foregoing;

(e) except as set forth on the Schedules hereto or in the ordinary course of business consistent with past practice, hire any additional professional personnel or make any change in the responsibilities or office of any officer of SAC;

(f) except as set forth on the Schedules hereto or in the ordinary course of business consistent with past practice, enter into any material contract or agreement or materially modify any existing material agreement;

(g) declare, set aside, make or pay any dividend or other distribution with respect to its capital stock, or retire or redeem any of such capital stock, or take any action which would have an effect equivalent to any of the foregoing; or

(h) agree or commit to do any of the foregoing.

6.3. Consent to Merger Agreement.

(a) Each SAC Shareholder, in accordance with Section 228 of the Delaware GCL, hereby irrevocably approves the form, terms, and provisions of this Agreement, and hereby irrevocably consents to and authorizes SAC (or any officer designated by the Board of Directors of SAC) to enter into the Merger Agreement and to perform its obligations thereunder.

(b) Each of the SAC Shareholders hereby waives all rights available to it under the Delaware GCL to demand Appraisal of its shares of SAC Capital Stock.


6.4. Consents, Approvals and Filings.

SAC will use its best efforts to obtain on or before the Closing all necessary approvals, authorizations, registrations, consents, licenses, clearances or orders of governmental and regulatory authorities referred to in Section 3.8.


6.5. Access to Books, Records and Other Information.

SAC will afford to Reunion and its accountants, attorneys and agents such information as Reunion may reasonably request (including such copies of documents as Reunion may reasonably request) and reasonable access to the books and records of SAC.

                                  ARTICLE VII

                             COVENANTS OF REUNION

     Reunion covenants and agrees that:

7.1. Regular Course of Business.

Except as otherwise consented to in writing by SAC, prior to the Closing Reunion will carry on its businesses only in the ordinary course and substantially in accordance with past practices, and Reunion will use commercially reasonable efforts to preserve its present business organization intact and keep available the services of its present executive officers.

7.2. Restricted Activities and Transactions.

Except as otherwise consented to in writing by SAC or contemplated by this Agreement or as resulting from the consummation of the transactions contemplated by this Agreement, prior to the Closing Reunion will not:

(a) amend its Certificate of Incorporation or By-laws;

(b) except in the ordinary course of business and substantially in accordance with past practices or as contemplated by this Agreement among (i) borrow or agree to borrow any funds or mortgage or pledge any of its assets, tangible or intangible, (ii) voluntarily incur, assume or become subject to, whether directly or by way of guarantee or otherwise, any material obligation or liability (absolute or contingent), (iii) cancel or agree to cancel any material debts or claims, or (iv) lease, sell, transfer or encumber, agree to lease, sell, transfer or encumber, or grant or agree to grant any preferential rights to lease or acquire, any of its assets, property or rights;

(c) acquire control or ownership of any other corporation, association, joint venture, partnership, business trust or other business entity, or acquire control or ownership of all or a substantial portion of the assets of any of the foregoing, or merge, consolidate or otherwise combine with any other corporation or enter into any agreement providing for any of the foregoing; provided that Reunion, or one of its subsidiaries, may enter into a merger or other acquisition agreement with each of Chatwins and NPS Acquisition Corp. (collectively, the "Acquisitions").

(d) issue or sell any shares of its capital stock or issue or award any options, warrants or other rights with respect to its capital stock, except in connection with the Acquisitions; or

(e) agree or commit to do any of the foregoing.

7.3. Consents, Approvals and Filings.

Reunion will use its best efforts to obtain on or before the Closing all necessary approvals, authorizations, registrations, consents, licenses, clearances or orders of governmental and regulatory authorities referred to in


Section 4.3.

7.4. Access to Books, Records and Other Information.

Reunion will afford to SAC and its accountants, attorneys and agents such information as SAC may reasonably request (including such copies of documents as SAC may reasonably request) and reasonable access to the books and records of Reunion.

                                ARTICLE VIII

                              MUTUAL COVENANTS

8.1. Payment of Expenses.

Except as otherwise specifically provided elsewhere herein, each party to this Agreement shall be responsible for its own costs and expenses incurred in connection with the transactions contemplated by this Agreement.

8.2. Public Announcements.

Reunion and SAC shall to the maximum extent feasible advise and confer with each other prior to the issuance of any reports, public statements or releases pertaining to this Agreement or any transaction contemplated hereby.

8.3. No Shop.

From the date hereof until the Effective Time, except in connection with the Acquisitions and as otherwise required to comply with applicable law, Reunion and SAC shall not and shall not permit any officer, director or other agent of Reunion or SAC, directly or indirectly, to take any action to seek, initiate, negotiate or encourage or enter into or participate in any discussions regarding, any offer from any third party to acquire any shares of capital stock of such third party, or to sell to such third party any shares of capital stock of either Reunion or SAC, to merge or consolidate with Reunion or SAC, or to otherwise acquire any significant portion of the assets of Reunion or SAC or to acquire any significant portion of the assets of such third party.

                                  ARTICLE IX

                   CONDITIONS TO OBLIGATIONS OF REUNION

     The obligation of Reunion to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment, on or prior to the Closing, of the following conditions:

9.1. Representations and Warranties True at the Closing.

The representations and warranties of SAC contained in this Agreement shall be true and correct in all material respects, except to the extent such representations were made as of a specific date other than the date hereof.

9.2. Performance of Covenants.

SAC shall have performed in all material respects all covenants required to be performed by it under this Agreement prior to the Closing.

9.3. Opinion of Counsel.

SAC shall have delivered to Reunion an opinion, dated the Closing Date and addressed to Reunion, of Richards & O'Neil, LLP in form and substance reasonably satisfactory to Reunion and its counsel.

9.4. No Governmental or Other Proceeding.

No order of any court or administrative agency shall be in effect which restrains or prohibits any transaction contemplated hereby or which would limit or otherwise affect in any material respect the Merger.

9.5. No Material Adverse Change.

There shall not have been since the date hereof any occurrence which could reasonably be expected to have a SAC Material Adverse Effect.

9.6. Certificate of SAC.

SAC shall have furnished Reunion with a Certificate of SAC signed by its principal executive officer to the effect that the representations and warranties of SAC contained in this Agreement are true and correct in all material respects at and as of the Closing Date as though such representations and warranties were made on such date (except as to representations and warranties which are expressly limited to a state of facts existing at a time prior to the Closing Date) and that SAC has performed or complied in all material respects with all terms, covenants and provisions of this Agreement required to be performed or complied with by it prior to or at the Closing.

9.7. Certificate of Merger.

SAC shall have executed and delivered to Reunion the Certificate of Merger to be filed with the Secretary of State in connection with the Merger.

9.8. Merger with CGI.

Reunion shall have consummated its merger with Chatwins.

9.9. Refinancing.

Reunion shall have an enforceable agreement or agreements with one or more lenders to consummate and/or continue one or more credit facilities, the proceeds of which will be sufficient to redeem the $50,000,000 principal amount Senior Notes of Chatwins due 2003 (the "Senior Notes") and to provide adequate working capital resources to Reunion after the Merger, and all conditions precedent to the amendment and/or funding of such credit facilities shall have been satisfied other than the consummation of the Merger.

                                  ARTICLE X

                     CONDITIONS TO OBLIGATIONS OF SAC

     The obligations of SAC to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment, on or prior to the Closing, of the following conditions:

10.1. Representations and Warranties True at the Closing Date.

The representations and warranties of Reunion contained in this Agreement shall be true and correct in all material respects, except for representations and warranties which were made as of a specified date other than the date hereof.

10.2. Performance of Covenants.

Reunion shall have performed in all material respects all covenants required to be performed by it under this Agreement prior to the Closing.

10.3. Opinion of Counsel.

Reunion shall have delivered to SAC an opinion, dated the Closing Date and addressed to SAC, of Buchanan Ingersoll Professional Corporation, in form and substance reasonably satisfactory to SAC and its counsel.

10.4. Other Approvals and Consents.

All required approvals and authorizations of governmental and regulatory authorities shall have been obtained.

10.5. No Governmental or Other Proceeding.

No order of any court or administrative agency shall be in effect which restrains or prohibits any transaction contemplated hereby or which would limit or otherwise affect in any material respect the Merger.

10.6. Certificate of Reunion.

Reunion shall have furnished SAC with a Certificate of Reunion signed by its respective President or any Vice President to the effect that, except for changes thereto agreed to in writing by SAC, the representations and warranties of Reunion contained in this Agreement are true and correct in all material respects at and as of the Closing Date as though such representations and warranties were made on such date (except as to representations and warranties which are expressly limited to a state of facts existing at a time prior to the Closing) and that Reunion has performed or complied in all material respects with all terms, covenants and provisions of this Agreement required to be performed or complied with by it prior to or at the Closing.

10.7. Certificate of Merger.

Reunion shall have executed and delivered to SAC the Certificate of Merger to be filed with the Secretary of State in connection with the Merger.

10.8. No Material Adverse Change.

There shall not have been since the date hereof any occurrence which could reasonably be expected to have a Reunion Material Adverse Effect.

10.9. No Breaches.

There shall not exist on the Closing Date any covenant in any loan or other agreement between SAC and any party that would be breached by the consummation of the transactions contemplated by this Agreement.

10.10. Refinancing.

Reunion shall have an enforceable agreement or agreements with one or more lenders to consummate and/or continue one or more credit facilities, the proceeds of which will be sufficient to redeem the Senior Notes, and to provide adequate working capital resources to Reunion after the Merger, and all conditions precedent to the amendment and/or funding of such credit facilities shall have been satisfied other than the consummation of the Merger.

10.11. Reunion Preferred. The Board of Directors of Reunion shall have approved and Reunion shall have filed with the Secretary of State and delivered to SAC, a Certificate of Designations with respect to the Series B Reunion Preferred having the terms described in Section 1.2(b) hereof.

10.12. Merger with CGI.

Reunion shall have consummated its merger with Chatwins.

                                 ARTICLE XI

                                TERMINATION

11.1. Termination.

This Agreement may be terminated (i) by the mutual consent of Reunion and SAC;
(ii) by Reunion or SAC at any time after 120 days after the date hereof if for any reason the Merger shall not by such date have been consummated and such failure to consummate the Merger is not caused by a breach of this Agreement by the terminating party; (iii) by Reunion if there has been a misrepresentation or breach on the part of SAC in the representations, warranties and covenants of SAC set forth herein which, if curable, has not been cured within 10 days of notice thereof by Reunion and which breach, if not cured, would cause a failure of the conditions set forth in Sections 9.1 or 9.2; (iv) by SAC if there has been a misrepresentation or breach on the part of Reunion in the representations, warranties and covenants of Reunion set forth herein which, if curable, has not been cured within 10 days of notice thereof by SAC and which breach, if not cured, would cause a failure of the conditions set forth in Sections 10.1 or 10.2; and (v) by Reunion or SAC if any court or administrative agency of competent jurisdiction shall have issued an order which restrains or prohibits any transaction contemplated hereby or which would limit or otherwise effect in any material respect the Merger and such order shall have become final and nonappealable.

11.2. Effect of Termination.

If this Agreement is validly terminated by Reunion or SAC pursuant to Section 11.1, this Agreement will forthwith become null and void and there will be no liability or obligation on the part of Reunion or SAC (or any of their respective representatives or affiliates), except (i) that the provisions of Sections 8.1 and 8.2 will continue to apply following any such termination and
(ii) that nothing contained herein shall relieve any party hereto from liability for breach of its representations, warranties, covenants or agreements contained in this Agreement.

11.3. Termination after Shareholder Vote.

At any time prior to the Effective Time this Agreement may be terminated by the Board of Directors of Reunion or SAC pursuant to Section 11.1 hereof notwithstanding the prior approval of this Agreement and the Merger by their respective stockholders.

                                  ARTICLE XII

                                INDEMNIFICATION

12.1. Indemnification.

(a) Reunion shall indemnify and hold harmless SAC, each of its directors and officers, and each person or entity, if any, who controls SAC within the meaning of the Securities Act against all losses, claims, damages or liabilities, joint or several, to which SAC or any such director, officer or controlling person may become subject (i) which arise out of or are caused by any breach by Reunion of any representation or warranty of Reunion contained in this Agreement or any related agreement, or (ii) which arise out of or are caused by any breach or other failure to perform any covenant, agreement or other obligation of Reunion contained in this Agreement or any related agreement; and Reunion shall reimburse SAC or any such director, officer or controlling person for any reasonable legal or other expenses in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that Reunion shall not be required to indemnify and hold harmless or reimburse SAC to the extent that any such loss, claim, damage, liability or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission in any document made in reliance upon and in conformity with written information furnished to Reunion by or on behalf of SAC for use in the preparation of such documents.

(b) SAC shall indemnify and hold harmless Reunion, each of its directors and officers, and each person or entity, if any, who controls Reunion within the meaning of the Securities Act, against all losses, claims, damages or liabilities to which Reunion or any such director or officer or controlling person may become subject (i) which arise out of or are caused by any breach by SAC of any representation or warranty of SAC contained in this Agreement or any related agreement or (ii) which arise out of or are caused by any breach or other failure to perform any covenant, agreement or other obligation of SAC contained in this Agreement or any related agreement; and SAC shall reimburse Reunion for any reasonable legal or other expenses reasonably incurred by Reunion or any such director or officer or controlling person in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that SAC shall not be required to indemnify and hold harmless or reimburse Reunion to the extent that any such loss, claim, damage, liability or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission in any document made in reliance upon and in conformity with written information furnished to SAC by or on behalf of Reunion for use in the preparation of such documents.

(c) Promptly after receipt by a party who is, under paragraphs (a) or (b) of this Section 12.1 an indemnified party, of notice of the commencement of any action with respect to which indemnification may be sought under this Section 12.1, such indemnified party shall notify the indemnifying party. Such notice shall be a condition precedent to any liability of the indemnifying party for indemnification contained in this Section 12.1; provided, however, that the rights of the indemnified party to indemnification or compensation hereunder will only be affected by its failure to give prompt notice to the indemnifying party of the commencement of such action if and to the extent that such failure prejudices the indemnifying party in the defense of such action. In case any such action is being brought against any indemnified party and it notifies an indemnifying party of the commencement thereof, the indemnifying party shall be entitled to assume and control the defense of the action at its expense and if the indemnifying party gives notice to such indemnified party of its election to assume and control the defense, the indemnifying party will not be liable to such indemnified party for any legal expenses subsequently incurred by the indemnified party in connection with the defense or investigation of the action, so long as and to the extent that the indemnifying party continues to diligently defend the indemnified party.

(d) No action for indemnity under this Article XII may be brought or maintained by either party after the Effective Time.

                                 ARTICLE XIII

                           MISCELLANEOUS PROVISIONS

13.1. Notices, Etc.

All notices, requests, demands, and other communications hereunder shall be in writing and shall be deemed to have been duly given, when delivered in person, telegraphed, or when mailed by certified or registered mail, postage prepaid, or when given by telex or facsimile transmission (promptly confirmed in writing), as follows:

(a) If to SAC:
Stanwich Acquisition Corp.
One Stamford Landing,
62 Southfield Avenue
Stamford, Connecticut  06902
Telephone:  203-325-0551
Facsimile:  203-967-3923
Attention:  President

with a copy to:
Richards & O'Neil, LLP
885 Third Avenue
New York, New York 10022-4873
Telephone:  212-207-1200
Facsimile:  212-750-9022
Attention:  Brian D. Beglin, Esq.

(b) If to Reunion:
Reunion Industries, Inc.
One Stamford Landing,
62 Southfield Avenue
Stamford, Connecticut  06902
Telephone:  203-324-8858

Facsimile:  203-967-3923
Attention:  President

(c) with a copy to:
Buchanan Ingersoll Professional Corporation
One Oxford Centre, 301 Grant Street, 20th Floor
Pittsburgh, Pennsylvania   15219
Telephone:  412-562-8800
Facsimile:  412-562-1041
Attention:  Herbert B. Conner, Esq.

or such other person as the person entitled to notice shall designate in writing, such writing to be delivered to the other parties hereto in the manner provided in this Section 13.1.

13.2. Survival of Representations and Warranties.

The representations and warranties contained herein and in any certificate delivered pursuant hereto shall not survive the Closing Date and the consummation of any or all of the transactions contemplated hereby.

13.3. Entire Agreement; Amendment.

This Agreement (including the various Schedules hereto) sets forth the entire agreement and understanding of the parties in respect of the transactions contemplated hereby and supersedes all prior agreements, arrangements and understandings relating to the subject matter hereof. This Agreement may be amended or modified only by a written instrument executed by Reunion and SAC. The Boards of Directors of Reunion and SAC may amend this Merger Agreement at any time prior to the time that this Merger Agreement (or a certificate in lieu thereof) filed with the Secretary of State of Delaware becomes effective in accordance with Section 103 of the Delaware GCL, provided that an amendment made subsequent to the adoption of this Merger Agreement by the stockholders of Reunion and SAC shall not (1) change the amount or kind of shares, securities, cash, property and/or rights to be received in exchange for or on conversion of all or any of the shares of any class or series thereof of SAC,
(2) alter or change any term of the Certificate of Incorporation of Reunion to be effected by the Merger, or (3) alter or change any of the terms and conditions of this Merger Agreement if such alteration or change would adversely affect the holders of any class or series of capital stock of Reunion or SAC.

13.4. Individual Provisions.

If any provision of this Agreement is held to be illegal, invalid or unenforceable under any present or future law, and if the rights or obligations of any party hereto under this Agreement will not be materially and adversely affected thereby, (i) such provision will be fully severable,
(ii) this Agreement will be construed and enforced as if such illegal, invalid and unenforceable provision had never comprised a part hereof, (iii) the remaining provisions of this Agreement will remain in full force and effect and will not be affected by the legal, invalid or unenforceable provision, and
(iv) there will be added automatically as a part of this Agreement a legal, valid and enforceable provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible.

13.5. General.

This Agreement: (i) shall be governed by and construed and enforced in accordance with the laws of the State of Delaware, without giving effect to the choice of law principles thereof; (ii) shall inure to the benefit of the parties hereto and their heirs, personal representatives, successors and permitted assigns, nothing in this Agreement, expressed or implied, being intended to confer upon any other person any rights or remedies hereunder;
(iii) may not be assigned by a party without the prior written consent of the other parties; and (iv) may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument. The Section, Schedule and other headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.


[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement the day and year first above written.
REUNION INDUSTRIES, INC.
By:/s/Richard L. Evans
      Richard L. Evans
      Executive Vice President

STANWICH ACQUISITION CORP.

By:/s/Charles E. Bradley, Sr.
      Charles E. Bradley, Sr.
      Chairman

SAC SHAREHOLDERS:

/s/Kimball J. Bradley

Kimball J. Bradley

/s/Richard L. Evans

Richard L. Evans

/s/Charles E. Bradley, Sr.

Charles E. Bradley, Sr.

STANWICH FINANCIAL SERVICES CORP.

By:/s/Richard L. Evans
      Richard L. Evans
      Vice President

                               MERGER AGREEMENT           EXHIBIT 10.35

     MERGER AGREEMENT, dated as of March 30, 1999, among (i) Reunion Industries, Inc., a Delaware corporation ("Reunion"), (ii) NPS Acquisition Corp. (d/b/a NAPTech Pressure Systems), a Delaware corporation ("NPS"), and
(iii) Charles E. Bradley (the "NPS Shareholder").

                             W I T N E S S E T H:

     WHEREAS, Reunion desires to acquire NPS and NPS desires that Reunion acquire NPS, all on the terms and conditions set forth in this Agreement;

     WHEREAS, it is the intention of the parties that the Merger (as defined below) shall: qualify as a tax free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), and that this Agreement shall qualify as a "plan of reorganization" within the meaning of
Section 368 of the Code; and

     WHEREAS, the Boards of Directors of NPS and Reunion, at meetings of each of such Boards of Directors (or by unanimous written consent), have approved and adopted this Agreement and have authorized the execution hereof.

     NOW, THEREFORE, in consideration of the mutual benefits to be derived from this Agreement and the representations, warranties, conditions and promises hereinafter contained, the parties to this Agreement hereby agree as follows:

                                   ARTICLE I

                                   THE MERGER

1.1. The Merger.

(a) At the Effective Time (as defined in Section 1.1(b)), NPS shall be merged with and into Reunion (the "Merger"), in accordance with the General Corporation Law of the State of Delaware (the "Delaware GCL"), whereupon the separate existence of NPS shall cease and Reunion shall be the surviving corporation.

(b) As soon as practicable after satisfaction or waiver of all conditions to the Merger, NPS and Reunion will file a certificate of merger substantially in the form of Exhibit A hereto (the "Certificate of Merger") with the Secretary of State of the State of Delaware (the "Secretary of State") in accordance with Section 251(c) of the Delaware GCL and make all other filings or recordings required by the Delaware GCL in connection with the Merger. The Merger shall become effective on such date as the Certificate of Merger is duly filed with the Secretary of State or at such later date as is specified in the Certificate of Merger (the "Effective Time").

(c) From and after the Effective Time, Reunion shall possess all the rights, privileges, powers and franchises and be subject to all of the restrictions, disabilities, liabilities and duties of NPS as provided in the Delaware GCL.

1.2. Conversion of Shares.

At the Effective Time, by virtue of the Merger and without any action on the part of Reunion or NPS:

(a) The aggregate number of shares of the common stock of NPS, par value $.01 per share, issued and outstanding immediately prior to the Effective Time (the "NPS Common Stock") shall be automatically converted into the right to receive $10,000.

(b) All shares of NPS Common Stock shall automatically be cancelled and retired and shall cease to exist and each holder of a certificate representing any such NPS Common Stock (a "Certificate") shall cease to have any rights with respect thereto, except the right to receive consideration (the "Merger Consideration") consisting of cash, upon the surrender of such Certificate in accordance with Section 1.3(a), without interest.

1.3. Surrender of Certificates; Payment of Merger Consideration.

(a) Surrender of Certificates. At or after the Closing (as defined in Section 1.4), upon presentation by the holder thereof to Reunion, duly endorsed, each Certificate shall be cancelled and exchanged and, simultaneously with such cancellation and exchange, in respect of NPS Common Stock a check payable to such shareholder representing $10 per share of NPS Common Stock formerly held by such shareholder, which is the amount of cash into which the NPS Common Stock formerly held by such shareholder shall have been converted in the Merger in accordance with Section 1.2 hereof.

(b) No Further Ownership Rights in NPS Common Stock. The Merger Consideration paid upon the surrender of Certificates in accordance with the terms of this Agreement shall be deemed to have been paid at the Closing in full satisfaction of all rights pertaining to the NPS Common Stock represented thereby. From and after the Closing, the stock transfer books of NPS shall be closed and there shall be no further registration of transfers on the stock transfer books of NPS or Reunion of the NPS Common Stock which was outstanding immediately prior to the Effective Time. If, after the Closing, Certificates are presented to Reunion for any reason, they shall be cancelled as provided in this Agreement.

1.4. Closing.

The closing of the transactions contemplated by this Agreement (the "Closing") will take place at the offices of Buchanan Ingersoll Professional Corporation, One Oxford Centre, 301 Grant Street, 20th Floor, Pittsburgh, Pennsylvania 15219 at 10:00 a.m. on June 29, 1999, or at such other place or time as the parties may mutually agree (the "Closing Date").

1.5. Further Assurances.

At the Closing and thereafter, each party hereto will execute such further documents and instruments and take such further actions as may reasonably be requested by one or more of the others to consummate the Merger, to vest Reunion with full title to all assets, properties, rights, approvals, immunities and franchises of NPS and to effect the other purposes of this Agreement.

                                 ARTICLE II

                        THE SURVIVING CORPORATION

2.1. Certificate of Incorporation.

The Certificate of Incorporation of Reunion, as such Certificate of Incorporation shall be amended as set forth in the Certificate of Merger, shall be the Certificate of Incorporation of the surviving corporation until amended in accordance with applicable law.

2.2. By-Laws.

The By-laws of Reunion in effect at the Effective Time shall be the By-laws of the surviving corporation until amended in accordance with applicable law.

2.3. Officers.

The officers of Reunion in office at the Effective Time shall continue in the same offices on behalf of the surviving corporation until their resignation or removal in accordance with the By-laws.

                                 ARTICLE III

                  REPRESENTATIONS AND WARRANTIES OF NPS

     NPS hereby represents and warrants to Reunion on the date hereof and as of the Effective Time as follows:

3.1. Organization and Good Standing.

NPS is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware and has all corporate power and authority to own, lease and operate its properties and to carry on its business as now conducted. NPS is duly qualified to do business and in good standing in each jurisdiction where the character of property owned or leased by it or the nature of its activities makes such qualification necessary except for those jurisdictions where the failure to be so qualified would not, individually or in the aggregate, have a NPS Material Adverse Effect. As used herein, a "NPS Material Adverse Effect" means a material adverse effect on the condition (financial or otherwise), business, assets or results of operations of NPS or on the ability of NPS to consummate the transactions contemplated by this Agreement.

3.2. Power and Authority; Execution and Delivery.

NPS has all requisite corporate power and authority to execute, deliver and perform its obligations under this Agreement. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly approved and authorized by all requisite corporate action of NPS. Except for the filing of the Certificate of Merger in accordance with Section 1.1(b), no further corporate actions or approvals on the part of NPS are required under applicable law for the consummation of the Merger. This Agreement has been duly executed and delivered by NPS and constitutes the legal, valid and binding obligation of NPS, enforceable against it in accordance with its terms except to the extent that enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally and subject to general principles of equity (regardless of whether enforcement is sought in a court of law or equity).

3.3. Capitalization and Voting Rights.

The authorized capital of NPS consists entirely of the following, the rights, privileges and preferences of which are as stated in the Certificate of Incorporation of NPS:
(i) 10,000 shares of NPS Common Stock, of which 1,000 shares are issued and outstanding and no shares are held by NPS as treasury shares.
(ii) Except as set forth on Schedule 3.3, NPS has no outstanding subscriptions, options, warrants, calls or other agreements or commitments by which NPS is bound in respect of the capital stock of NPS, whether issued or unissued, and no outstanding rights or securities convertible into or exchangeable for any such capital stock, and NPS is not a party or subject to any agreement or understanding, and to NPS's knowledge, there is no agreement or understanding between any persons and/or entities, which affects or relates to the voting or giving of written consents with respect to any security of NPS.

3.4. Subsidiaries.

NPS does not own or control, directly or indirectly, any interest in any other corporation, association or other business entity.

3.5. Valid Issuance of Preferred and Common Stock.

The outstanding shares of NPS Common Stock are duly and validly authorized and issued, fully paid and nonassessable.

3.6. Financial Statements.

NPS has previously furnished to Reunion true and complete copies of its (i) unaudited interim financial statements for the period from August 25, 1998 through December 31, 1998; and (ii) unaudited interim financial statements for the one month ended January 31, 1999. The unaudited financial statements have been prepared in accordance with GAAP applied on a consistent basis (except as may be indicated therein or in the notes thereto) and fairly present the financial position of NPS as of the dates thereof and the results of operations and changes in cash flow of NPS for the periods then ended, subject, in the case of the interim financial statements, to normal year-end adjustments which are neither individually nor in the aggregate expected to be material.

3.7. Changes.

Since December 31, 1998, except as set forth on Schedule 3.7, there has not been:

(a) any adverse change in the assets, condition (financial or otherwise), affairs, business, operations, properties, or liabilities of NPS from that reflected in the balance sheet as of such date, referred to in Section 3.6 above, except for changes in the ordinary course of business which do not constitute, either individually or in the aggregate, a NPS Material Adverse Effect;

(b) any material change in the liabilities or obligations of NPS, contingent or otherwise, whether due or to become due, whether by way of guaranty, endorsement, indemnity, warranty or otherwise, except for the incurrence of current liabilities in the ordinary course of business, none of which has had a NPS Material Adverse Effect;

(c) any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting the properties, operations or business of NPS;

(d) any waiver by NPS of a valuable right or of a material debt owed to it;

(e) any loans made by NPS other than advances of expenses made in the ordinary course of business;

(f) any declaration or payment of any dividend or other distribution of the assets of NPS or any direct or indirect redemption, purchase or acquisition of any securities of NPS;

(g) any incurrence of indebtedness for money borrowed or any other liabilities individually in excess of $50,000 or, in the case of indebtedness and/or liabilities individually less than $50,000, in excess of $100,000 in the aggregate;

(h) any sale, exchange or other disposition of any of NPS's assets, other than in the ordinary course of business;

(i) to the best of NPS's knowledge, any other event or condition of any character which could reasonably be expected to result in a NPS Material Adverse Effect;

(j) any increase in compensation of any of its existing officers, or the rate of pay of its employees as a group, except as part of regular compensation increases in the ordinary course of business;

(k) any resignation or termination of employment of any officer or key employee of NPS; or

(l) any agreements to do or enter into any of the foregoing.

3.8. Governmental Approvals and Filings.

Except as set forth on Schedule 3.8 and except for the filing of the Certificate of Merger in accordance with the Delaware GCL, no approval, authorization, consent, license, clearance or order of, declaration or notification to, or filing, registration or compliance with, any governmental or regulatory authority, is required in order to permit NPS to enter into this Agreement or to consummate the transactions contemplated herein.

3.9. Litigation.

(i) There is no action, suit, proceeding or investigation pending or, to NPS's knowledge, currently threatened in writing against NPS or its property, assets or business which might reasonably be expected to result, either individually or in the aggregate, in a NPS Material Adverse Effect, including without limitation, actions pending or threatened involving the prior employment of any of NPS's employees, their use in connection with NPS's business of any information or techniques allegedly proprietary to any of their former employers, or their obligations under any agreements with prior employers; and

(ii) NPS is not a party or subject to the provisions of any order, writ, injunction, award, judgment or decree of any court, arbitration panel or government agency or instrumentality.

3.10. Patents and Trademarks.

NPS has sufficient title and ownership of all patents, trademarks, service marks, trade names, copyrights, trade secrets, information, proprietary rights and processes necessary for its business as now conducted and without any conflict with or infringement of the rights of others which could reasonably
be expected to result in a NPS Material Adverse Effect.   Except as set forth
in Schedule 3.10, there are no outstanding options, licenses or agreements of any kind relating to any patent or patent application owned by NPS, nor is NPS bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information, proprietary rights and processes owned by any other person or entity. NPS has not received any communications or claims alleging that NPS has violated or, by conducting its business as currently conducted, would violate any of the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information, proprietary rights and processes of any other person or entity. NPS is not aware that any of its employees is obligated under any contract (including licenses, covenants or commitments of any nature) or other agreement, or subject to any judgment, decree or order of any court of administrative agency, that would interfere with the use of such employee's best efforts to promote the interests of NPS or that would conflict with NPS's business as proposed to be conducted. Neither the execution and delivery of this Agreement nor the carrying on of NPS's business by the employees of NPS will, to NPS's knowledge, conflict with or result in a breach of the terms, conditions or provisions of or constitute a default under any contract, covenant or instrument under which any of such employees is now obligated.

3.11. No Conflict.

Neither the execution, delivery and performance of this Agreement by NPS, nor the consummation by NPS of the transactions contemplated hereby will (i) conflict with, or result in a breach of any of the terms, conditions or provisions of the Certificate of Incorporation or By-laws of NPS, (ii) except for a loan from NAPTech, Inc. and NAPTech PS Corporation (the "NAPTech Loan") conflict with, result in a breach or violation of, give rise to a default under or result in the acceleration of performance under any mortgage, lease, agreement, note, bond, indenture, guarantee or any statute, regulation, ordinance, writ, injunction, order, judgment or decree to which NPS may be subject, which conflict, breach, default, violation or acceleration could reasonably be expected to have a NPS Material Adverse Effect, or (iii) give rise to an imposition of any Lien of any nature whatsoever upon any of the assets of NPS.

3.12. Agreements.

(a) Except in connection with employment arrangements in the ordinary course of business or as set forth on Schedule 3.12, there are no agreements, understandings or transactions between NPS and any of its officers or directors or any affiliate thereof.

(b) Except for the NAPTech Loan and as set forth on Schedule 3.12, there are no agreements, understanding or transactions to which NPS is a party or by which it is bound which (i) involve obligations (contingent or otherwise) of, or payments to, NPS in excess of $500,000 other than in the ordinary course of business, (ii) are material to the conduct and operations of NPS's business or properties (including, without limitation, the license of any patent, copyright, trade secret or other proprietary rights to or from NPS), (iii) restrict or adversely affect the development, manufacture or distribution of NPS's products or services, (iv) involve any written employment or consulting arrangement between NPS and any person, or (v) involve any material oral employment or consulting arrangement between NPS and any person.

(c) NPS, and to NPS's knowledge, each other party thereto has performed or is now performing in all material respects its obligations under, and is not in material default (and would not by the lapse of time or the giving of notice or both be in material default) under, or in breach or violation of, nor has NPS received notice of any asserted claim of a default by NPS under, or a breach or violation by NPS of, any of the material agreements to which it is a party.

3.13. Title to Property and Assets.

Except as set forth on Schedule 3.13, NPS has good title to its property and assets free and clear of all Liens, except Liens granted in connection with the NAPTech Loan and such Liens which do not materially impair NPS's ownership or use of such property or assets. With respect to the property and assets it leases, NPS is in substantial compliance with such leases and, to its knowledge, holds a valid leasehold interest free of any Liens other than those granted in connection with the NAPTech Loan. All of NPS's properties and assets are, in all material respects, in good operating condition, subject to normal wear and tear.

3.14. Labor Agreements and Actions; Employee Benefits.

Except as set forth on Schedule 3.14, NPS is not bound by or subject to (and none of its assets or properties is bound by or subject to) any written or oral, express or implied, contract, commitment or arrangement with any labor union, and within the last two (2) years no labor union has requested or, to the knowledge of NPS, has sought to represent any of the employees, representatives, or agents of NPS; there is no strike or other labor dispute involving NPS pending or, to the knowledge of NPS, threatened, which could reasonably be expected to have a NPS Material Adverse Effect, nor is NPS aware of any labor organization activity involving its employees. Except as noted in Schedule 3.14 hereto, NPS does not have any employee benefit plans presently in force with respect to profit-sharing or pensions.

3.15. Tax Matters.

NPS (i) has timely filed all tax returns that are required to have been filed by it with all appropriate governmental agencies (and all such returns are true and correct and fairly reflect in all material respects its operations for tax purposes); and (ii) has timely paid all taxes owed or assessed against it (other than taxes the validity of which are being contested in good faith by appropriate proceedings). The assessment of any additional taxes for periods for which returns have been filed is not expected to exceed the reserves reflected in the financial statements described in Section 3.6 and, to NPS's knowledge, there are no material unresolved questions or claims concerning NPS's tax liability. NPS's federal income tax returns have not been reviewed or audited by any taxing authority. There is no pending dispute with any taxing authority relating to any of said returns which, if determined adversely to NPS, would result in the assertion by any taxing authority of any valid material tax deficiency.

3.16. Minute Books.

The minute books of NPS contain a complete and accurate record of all meetings of directors and stockholders since the date of incorporation and all actions by written consent.

3.17. Insurance.

NPS keeps its properties adequately insured and maintains (i) insurance to such extent and against such risks, including fire, as is customary with companies in the same or similar businesses, (ii) workers' compensation insurance in the amount required by applicable law, (iii) product liability insurance, which shall include product liability insurance, in the amount customary with companies in the same or similar business against claims for personal injury or death on properties owned, occupied or controlled by them, and (iv) such other insurance as may be required by law.

3.18. Year 2000.

NPS has reviewed, is reviewing or will review, the areas within its business and operations which could be materially adversely affected by, and has developed, or is developing or will develop a program to address on a timely basis, the risk that certain computer applications used by NPS may be unable to recognize and perform properly date-sensitive functions involving dates prior to and after December 31, 1999 (the "Year 2000 Problem"). The Year 2000 Problem is not reasonably expected to have a NPS Material Adverse Effect.

3.19. Suppliers and Customers.

NPS has no reason to believe that any of NPS's ten largest suppliers or customers by volume will cease to do business with NPS as a result of the execution of this Agreement or the consummation of the transactions contemplated hereunder.

3.20. Permits, Licenses, Authorizations; Compliance with Laws.

NPS has all licenses, franchises, certificates of occupancy, permits and other governmental authorizations which are material and necessary to conduct its business, and NPS is not in violation in any material respect of any such license, franchise, certificate of occupancy, permit or other governmental authorization, or any statute, law, ordinance, rule regulation, judgment, order or decree applicable to it or any of its properties.

3.21. Broker's or Finder's Fees.

Neither NPS nor any of its affiliates has authorized any person to act as broker, finder, banker, consultant, intermediary or in any other similar capacity which would entitle such person to any investment banking, brokerage, finder's or similar fee from NPS in connection with the transactions contemplated by this Agreement.

3.22. Disclosure.

Neither this Agreement nor any document or information furnished to Reunion by NPS pursuant to this Agreement contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements of NPS contained herein or therein not misleading.

                                ARTICLE IV

                REPRESENTATIONS AND WARRANTIES OF REUNION

     Reunion represents and warrants to NPS as of the date hereof and as at the Effective Time as follows (it being understood that for purposes of this Section 4, Reunion shall include each of its subsidiaries):

4.1. Organization and Good Standing.

Reunion is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware and has all corporate power and authority to own, lease and operate its properties and to carry on its business as now being conducted. Reunion is duly qualified to do business and in good standing in each jurisdiction where the character of property owned or leased by it or the nature of its activities makes such qualification necessary, except for those jurisdictions where the failure to be so qualified would not, individually or in the aggregate, have a Reunion Material Adverse Effect. As used herein, the term "Reunion Material Adverse Effect" means a material adverse effect on the condition (financial or otherwise), business, assets or results of operations of Reunion and its subsidiaries, taken as a whole, or on the ability of Reunion to consummate the transactions contemplated by this Agreement.

4.2. Power and Authority; Execution and Delivery.

Reunion has all requisite corporate power and authority to execute, deliver and perform its obligations under this Agreement. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly approved and authorized by all requisite corporate action of Reunion. Except for the filing of the Certificate of Merger in accordance with Section 1.1(b), no further corporate actions or approvals on the part of Reunion are required under applicable law for the consummation of the Merger. This Agreement has been duly executed and delivered by Reunion and constitutes the legal, valid and binding obligation of Reunion, enforceable against Reunion in accordance with its terms except to the extent that enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally and subject to general principles of equity (regardless of whether enforcement is sought in a court of law or equity).

4.3. Governmental Approvals and Filings.

Except as set forth on Schedule 4.3 and except for the filing of the Certificate of Merger in accordance with the Delaware GCL, no approval, authorization, consent, license, clearance or order of, declaration or notification to, or filing, registration or compliance with, any governmental or regulatory authority, is required in order to permit Reunion to enter into this Agreement or to consummate the transactions contemplated herein.

4.4. No Conflict.

Except as set forth in Schedule 4.4, neither the execution, delivery and performance of this Agreement by Reunion, nor the consummation by Reunion of the transactions contemplated hereby will (i) conflict with, or result in a breach of any of the terms, conditions or provisions of the Certificate of Incorporation or By-laws of Reunion, (ii) conflict with, result in a breach or violation of, give rise to a default under or result in the acceleration of performance under any mortgage, lease, agreement, note, bond, indenture, guarantees or any statute, regulation, ordinance, writ, injunction, order, judgment or decree to which Reunion may be subject, which conflict, breach, default, violation or acceleration would have a Reunion Material Adverse Effect, or (iii) give rise to an imposition of any Lien, charge, security interest or encumbrance of any nature whatsoever upon any of the assets of Reunion.

4.5. INTENTIONALLY OMITTED

4.6. Reports and Financial Statements.
Reunion has previously furnished to NPS true and complete copies of its (i) Annual Report on Form 10-K for the fiscal year ended December 31, 1998 substantially in the form to be filed with the SEC and Current Reports on Form 8-K as filed with the SEC since December 31, 1998. Reunion will provide NPS a true and complete copy of each Quarterly Report on Form 10-K promptly after filing such report with the SEC. As of their respective dates, Reunion's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K referred to above did not, and will not, when filed, contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated financial statements and unaudited interim financial statements included in such reports or other filings have been prepared in accordance with GAAP applied on a consistent basis (except as may be indicated therein or in the notes thereto) and fairly present the consolidated financial position of Reunion and its subsidiaries as of the dates thereof and the consolidated results of operations and changes in cash flow of Reunion and its subsidiaries for the periods then ended, subject in the case of unaudited interim financial statements, to normal year-end adjustments which are neither individually nor in the aggregate expected to be material.

4.7. Absence of Material Adverse Change.

Except as set forth in the reports listed in Section 4.6, since December 31, 1998 there has not been any Reunion Material Adverse Effect.

4.8. Capitalization of Reunion.

Reunion's authorized capital stock consists of (i) 20,000,000 shares of Reunion Common Stock of which 3,900,065 are outstanding on the date hereof, and (ii) 10,000,000 shares of Preferred Stock, par value $.01 per share, of which none are outstanding on the date hereof. All of the issued and outstanding shares of capital stock of Reunion are duly authorized and validly issued, fully-paid and nonassessable.

4.9. Certificate of Incorporation and By-laws.

(a) Reunion has delivered to NPS copies of its Certificate of Incorporation and all amendments thereto, which copies are complete and correct. Reunion is not in default under, or in violation of, any provisions of its Certificate of Incorporation. Reunion's Certificate of Incorporation has not been amended since December 31, 1998 and, except as contemplated by this Agreement, no action has been taken for the purpose of effecting any amendment thereto.

(b) Reunion has delivered to NPS copies of its By-laws and all amendments thereto, which copies are complete and correct. Reunion is not in default under, or in violation of, any provision of its By-Laws. Reunion's By-laws have not been amended since the date of certification thereof and no action has been taken for the purpose of effecting any amendment thereto.

4.10. Legal Proceedings.

Except as set forth in the reports referred in Section 4.6 (i) there are no suits, actions, claims, proceedings (including, without limitation, arbitration or administrative proceedings) or investigations pending or to the knowledge of Reunion threatened in writing against Reunion or its property, assets or business which could reasonably be expected, individually or in the aggregate, to have a Reunion Material Adverse Effect; and (ii) Reunion is not a party or subject to the provisions of any judgment, order, injunction, decree or award of any court, arbitration panel or government agency or instrumentality.

4.11. Permits, Licenses, Authorizations; Compliance with Laws.

Reunion has all licenses, franchises, certificates of occupancy, permits and other governmental authorizations which are material and necessary to conduct its business, and Reunion is not in violation in any material respect of any such license, franchise, certificate of occupancy, permit or other governmental authorization, or any statute, law, ordinance, rule regulation, judgment, order or decree applicable to it or any of its properties.

4.12. Broker's or Finder's Fees.

Neither Reunion nor any of its affiliates has authorized any person to act as broker, finder, banker, consultant, intermediary or in any other similar capacity which would entitle such person to any investment banking, brokerage, finder's or similar fee from Reunion in connection with the transactions contemplated by this Agreement.

4.13. Disclosure.

Neither this Agreement nor any document or information furnished to NPS by Reunion pursuant to this Agreement contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements of Reunion contained herein or therein not misleading.

                              ARTICLE V

          REPRESENTATIONS AND WARRANTIES OF NPS SHAREHOLDER

     The NPS Shareholder hereby represents and warrants to Reunion as follows:

5.1. Capacity and Authority.

The NPS Shareholder has full legal capacity and authority to execute, deliver and perform his obligations under this Agreement. This Agreement has been duly executed and delivered by the NPS Shareholder and constitutes his legal, valid and binding obligation, enforceable against him in accordance with its terms except to the extent that enforceability may be limited by applicable bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally and subject to general principles of equity (regardless of whether enforcement is sought in a court of law or equity).

5.2. Government Approvals and Filings.

No approval, authorization, consent, license, clearance or order of, declaration, or notification to, or filing, registration or compliance with any governmental or regulatory authority is required to permit the NPS Shareholder to enter into this Agreement or to consummate the transactions contemplated herein.

                                ARTICLE VI

               COVENANTS OF NPS AND THE NPS SHAREHOLDER

     NPS and the NPS Shareholder (but, as to the NPS Shareholder, only with respect to Section 6.3) covenant and agree that:

6.1. Regular Course of Business.

Except as otherwise consented to in writing by Reunion, prior to the Closing NPS will carry on its businesses only in the ordinary course and substantially in accordance with past practices, and NPS will use commercially reasonable efforts to preserve its present business organization intact and keep available the services of its present executive officers.

6.2. Restricted Activities and Transactions.

Except as otherwise consented to in writing by Reunion or contemplated by this Agreement or as resulting from the consummation of the transactions contemplated by this Agreement, prior to the Closing NPS will not:

(a) amend its Certificate of Incorporation or By-laws;

(b) except in the ordinary course of business and substantially in accordance with past practices, (i) borrow or agree to borrow any funds or mortgage or pledge any of its assets, tangible or intangible, (ii) voluntarily incur, assume or become subject to, whether directly or by way of guarantee or otherwise, any material obligation or liability (absolute or contingent),
(iii) cancel or agree to cancel any material debts or claims, or (iv) lease, sell, transfer or encumber, agree to lease, sell, transfer or encumber, or grant or agree to grant any preferential rights to lease or acquire, any of its assets, property or rights;

(c) except as set forth on the Schedules hereto, (i) grant any increase in compensation or benefits, or (ii) make, pay or accrue any bonuses, pension, profit sharing or similar payment to any director, officer or employee of NPS other than payment of 1998 performance bonuses accrued as of December 31, 1998;

(d) acquire control or ownership of any other corporation, association, joint venture, partnership, business trust or other business entity, or acquire control or ownership of all or a substantial portion of the assets of any of the foregoing, or merge, consolidate or otherwise combine with any other corporation or enter into any agreement providing for any of the foregoing;

(e) except as set forth on the Schedules hereto or in the ordinary course of business consistent with past practice, hire any additional professional personnel or make any change in the responsibilities or office of any officer of NPS;

(f) except as set forth on the Schedules hereto or in the ordinary course of business consistent with past practice, enter into any material contract or agreement or materially modify any existing material agreement;

(g) declare, set aside, make or pay any dividend or other distribution with respect to its capital stock, or retire or redeem any of such capital stock, or take any action which would have an effect equivalent to any of the foregoing; or

(h) agree or commit to do any of the foregoing.

6.3. Consent to Merger Agreement.

(a) The NPS Shareholder, in accordance with Section 228 of the Delaware GCL, hereby irrevocably approves the form, terms, and provisions of this Agreement, and hereby irrevocably consents to and authorizes NPS (or any officer designated by the Board of Directors of NPS) to enter into the Merger Agreement and to perform its obligations thereunder.

(b) The NPS Shareholder hereby waives all rights available to it under the Delaware GCL to demand Appraisal of his shares of NPS Common Stock.

6.4. Consents, Approvals and Filings.

NPS will use its best efforts to obtain on or before the Closing all necessary approvals, authorizations, registrations, consents, licenses, clearances or orders of governmental and regulatory authorities referred to in Section 3.8.

6.5. Access to Books, Records and Other Information.

NPS will afford to Reunion and its accountants, attorneys and agents such information as Reunion may reasonably request (including such copies of documents as Reunion may reasonably request) and reasonable access to the books and records of NPS.

                                ARTICLE VII

                           COVENANTS OF REUNION

     Reunion covenants and agrees that:

7.1. Regular Course of Business.

Except as otherwise consented to in writing by NPS, prior to the Closing Reunion will carry on its businesses only in the ordinary course and substantially in accordance with past practices, and Reunion will use commercially reasonable efforts to preserve its present business organization intact and keep available the services of its present executive officers.

7.2. Restricted Activities and Transactions.

Except as otherwise consented to in writing by NPS or contemplated by this Agreement or as resulting from the consummation of the transactions contemplated by this Agreement, prior to the Closing Reunion will not:

(a) amend its Certificate of Incorporation or By-laws;

(b) except in the ordinary course of business and substantially in accordance with past practices or as contemplated by this Agreement among (i) borrow or agree to borrow any funds or mortgage or pledge any of its assets, tangible or intangible, (ii) voluntarily incur, assume or become subject to, whether directly or by way of guarantee or otherwise, any material obligation or liability (absolute or contingent), (iii) cancel or agree to cancel any material debts or claims, or (iv) lease, sell, transfer or encumber, agree to lease, sell, transfer or encumber, or grant or agree to grant any preferential rights to lease or acquire, any of its assets, property or rights;

(c) acquire control or ownership of any other corporation, association, joint venture, partnership, business trust or other business entity, or acquire control or ownership of all or a substantial portion of the assets of any of the foregoing, or merge, consolidate or otherwise combine with any other corporation or enter into any agreement providing for any of the foregoing; provided that Reunion, or one of its subsidiaries, may enter into a merger or other acquisition agreement with each of Chatwins and Stanwich Acquisition Corp. (collectively, the "Acquisitions").

(d) issue or sell any shares of its capital stock or issue or award any options, warrants or other rights with respect to its capital stock, except in connection with the Acquisitions; or

(e) agree or commit to do any of the foregoing.

7.3. INTENTIONALLY OMITTED.

7.4. Consents, Approvals and Filings.

Reunion will use its best efforts to obtain on or before the Closing all necessary approvals, authorizations, registrations, consents, licenses, clearances or orders of governmental and regulatory authorities referred to in
Section 4.3.

7.5. Access to Books, Records and Other Information.

Reunion will afford to NPS and its accountants, attorneys and agents such information as NPS may reasonably request (including such copies of documents as NPS may reasonably request) and reasonable access to the books and records of Reunion.

                                 ARTICLE VIII

                               MUTUAL COVENANTS

8.1. Payment of Expenses.

Except as otherwise specifically provided elsewhere herein, each party to this Agreement shall be responsible for its own costs and expenses incurred in connection with the transactions contemplated by this Agreement.

8.2. Public Announcements.

Reunion and NPS shall to the maximum extent feasible advise and confer with each other prior to the issuance of any reports, public statements or releases pertaining to this Agreement or any transaction contemplated hereby.

8.3. No Shop.

From the date hereof until the Effective Time, except in connection with the Acquisitions and as otherwise required to comply with applicable law, Reunion and NPS shall not and shall not permit any officer, director or other agent of Reunion or NPS, directly or indirectly, to take any action to seek, initiate, negotiate or encourage or enter into or participate in any discussions regarding, any offer from any third party to acquire any shares of capital stock of such third party, or to sell to such third party any shares of capital stock of either Reunion or NPS, to merge or consolidate with Reunion or NPS, or to otherwise acquire any significant portion of the assets of Reunion or NPS or to acquire any significant portion of the assets of such third party.

                               ARTICLE IX

                 CONDITIONS TO OBLIGATIONS OF REUNION

     The obligation of Reunion to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment, on or prior to the Closing, of the following conditions:

9.1. Representations and Warranties True at the Closing.

The representations and warranties of NPS contained in this Agreement shall be true and correct in all material respects, except to the extent such representations were made as of a specific date other than the date hereof.

9.2. Performance of Covenants.

NPS shall have performed in all material respects all covenants required to be performed by it under this Agreement prior to the Closing.

9.3. Opinion of Counsel.

NPS shall have delivered to Reunion an opinion, dated the Closing Date and addressed to Reunion, of Scott A. Junkin, P.C., in form and substance reasonably satisfactory to Reunion and its counsel.

9.4. INTENTIONALLY OMITTED

9.5. No Governmental or Other Proceeding.

No order of any court or administrative agency shall be in effect which restrains or prohibits any transaction contemplated hereby or which would limit or otherwise affect in any material respect the Merger.

9.6. No Material Adverse Change.

There shall not have been since the date hereof any occurrence which could reasonably be expected to have a NPS Material Adverse Effect.

9.7. Certificate of NPS.

NPS shall have furnished Reunion with a Certificate of NPS signed by its principal executive officer to the effect that the representations and warranties of NPS contained in this Agreement are true and correct in all material respects at and as of the Closing Date as though such representations and warranties were made on such date (except as to representations and warranties which are expressly limited to a state of facts existing at a time prior to the Closing Date) and that NPS has performed or complied in all material respects with all terms, covenants and provisions of this Agreement required to be performed or complied with by it prior to or at the Closing.

9.8. Certificate of Merger.

NPS shall have executed and delivered to Reunion the Certificate of Merger to be filed with the Secretary of State in connection with the Merger.

9.9. Merger with Chatwins.

Reunion shall have consummated its merger with Chatwins.

9.10. Refinancing.

Reunion shall have an enforceable agreement or agreements with one or more lenders to consummate and/or continue one or more credit facilities, the proceeds of which will be sufficient to redeem the $50,000,000 principal amount Senior Notes of Chatwins due 2003 (the "Senior Notes") and to provide adequate working capital resources to Reunion after the Merger, and all conditions precedent to the amendment and/or funding of such credit facilities shall have been satisfied other than the consummation of the Merger.

                                 ARTICLE X

                     CONDITIONS TO OBLIGATIONS OF NPS

     The obligations of NPS to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment, on or prior to the Closing, of the following conditions:

10.1. Representations and Warranties True at the Closing Date.

The representations and warranties of Reunion contained in this Agreement shall be true and correct in all material respects, except for representations and warranties which were made as of a specified date other than the date hereof.

10.2. Performance of Covenants.

Reunion shall have performed in all material respects all covenants required to be performed by it under this Agreement prior to the Closing.

10.3. Opinion of Counsel.

Reunion shall have delivered to NPS an opinion, dated the Closing Date and addressed to NPS, of Buchanan Ingersoll Professional Corporation, in form and substance reasonably satisfactory to NPS and its counsel.

10.4. INTENTIONALLY OMITTED

10.5. Other Approvals and Consents.

All required approvals and authorizations of governmental and regulatory authorities shall have been obtained.

10.6. No Governmental or Other Proceeding.

No order of any court or administrative agency shall be in effect which restrains or prohibits any transaction contemplated hereby or which would limit or otherwise affect in any material respect the Merger.

10.7. Certificate of Reunion.

Reunion shall have furnished NPS with a Certificate of Reunion signed by its respective President or any Vice President to the effect that, except for changes thereto agreed to in writing by NPS, the representations and warranties of Reunion contained in this Agreement are true and correct in all material respects at and as of the Closing Date as though such representations and warranties were made on such date (except as to representations and warranties which are expressly limited to a state of facts existing at a time prior to the Closing) and that Reunion has performed or complied in all material respects with all terms, covenants and provisions of this Agreement required to be performed or complied with by it prior to or at the Closing.

10.8. Certificate of Merger.

Reunion shall have executed and delivered to NPS the Certificate of Merger to be filed with the Secretary of State in connection with the Merger.

10.9. No Material Adverse Change.

There shall not have been since the date hereof any occurrence which could reasonably be expected to have a Reunion Material Adverse Effect.

10.10. No Breaches.

There shall not exist on the Closing Date any covenant in any loan or other agreement between NPS and any party that would be breached by the consummation of the transactions contemplated by this Agreement.

10.11. Refinancing.

Reunion shall have an enforceable agreement or agreements with one or more lenders to consummate and/or continue one or more credit facilities, the proceeds of which will be sufficient to redeem the Senior Notes, and to provide adequate working capital resources to Reunion after the Merger, and all conditions precedent to the amendment and/or funding of such credit facilities shall have been satisfied other than the consummation of the Merger.

10.12. INTENTIONALLY OMITTED

10.13. Merger with Chatwins.

Reunion shall have consummated its merger with Chatwins.

                                 ARTICLE XI

                                TERMINATION

11.1. Termination.

This Agreement may be terminated (i) by the mutual consent of Reunion and NPS;
(ii) by Reunion or NPS at any time after 120 days after the date hereof if for any reason the Merger shall not by such date have been consummated and such failure to consummate the Merger is not caused by a breach of this Agreement by the terminating party; (iii) by Reunion if there has been a misrepresentation or breach on the part of NPS in the representations, warranties and covenants of NPS set forth herein which, if curable, has not been cured within 10 days of notice thereof by Reunion and which breach, if not cured, would cause a failure of the conditions set forth in Sections 9.1 or 9.2; (iv) by NPS if there has been a misrepresentation or breach on the part of Reunion in the representations, warranties and covenants of Reunion set forth herein which, if curable, has not been cured within 10 days of notice thereof by NPS and which breach, if not cured, would cause a failure of the conditions set forth in Sections 10.1 or 10.2; and (v) by Reunion or NPS if any court or administrative agency of competent jurisdiction shall have issued an order which restrains or prohibits any transaction contemplated hereby or which would limit or otherwise effect in any material respect the Merger and such order shall have become final and nonappealable.

11.2. Effect of Termination.

If this Agreement is validly terminated by Reunion or NPS pursuant to Section 11.1, this Agreement will forthwith become null and void and there will be no liability or obligation on the part of Reunion or NPS (or any of their respective representatives or affiliates), except (i) that the provisions of Sections 8.1 and 8.2 will continue to apply following any such termination and
(ii) that nothing contained herein shall relieve any party hereto from liability for breach of its representations, warranties, covenants or agreements contained in this Agreement.

11.3. Termination after Shareholder Vote.

At any time prior to the Effective Time this Agreement may be terminated by the Board of Directors of Reunion or NPS pursuant to Section 11.1 hereof notwithstanding the prior approval of this Agreement and the Merger by their respective stockholders.

                                 ARTICLE XII

                               INDEMNIFICATION

12.1. Indemnification.

(a) Reunion shall indemnify and hold harmless NPS, each of its directors and officers, and each person or entity, if any, who controls NPS within the meaning of the Securities Act against all losses, claims, damages or liabilities, joint or several, to which NPS or any such director, officer or controlling person may become subject (i) which arise out of or are caused by any breach by Reunion of any representation or warranty of Reunion contained in this Agreement or any related agreement, or (ii) which arise out of or are caused by any breach or other failure to perform any covenant, agreement or other obligation of Reunion contained in this Agreement or any related agreement; and Reunion shall reimburse NPS or any such director, officer or controlling person for any reasonable legal or other expenses in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that Reunion shall not be required to indemnify and hold harmless or reimburse NPS to the extent that any such loss, claim, damage, liability or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission in any document made in reliance upon and in conformity with written information furnished to Reunion by or on behalf of NPS for use in the preparation of such documents.

(b) NPS shall indemnify and hold harmless Reunion, each of its directors and officers, and each person or entity, if any, who controls Reunion within the meaning of the Securities Act, against all losses, claims, damages or liabilities to which Reunion or any such director or officer or controlling person may become subject (i) which arise out of or are caused by any breach by NPS of any representation or warranty of NPS contained in this Agreement or any related agreement or (ii) which arise out of or are caused by any breach or other failure to perform any covenant, agreement or other obligation of NPS contained in this Agreement or any related agreement; and NPS shall reimburse Reunion for any reasonable legal or other expenses reasonably incurred by Reunion or any such director or officer or controlling person in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that NPS shall not be required to indemnify and hold harmless or reimburse Reunion to the extent that any such loss, claim, damage, liability or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission in any document made in reliance upon and in conformity with written information furnished to NPS by or on behalf of Reunion for use in the preparation of such documents.

(c) Promptly after receipt by a party who is, under paragraphs (a) or (b) of this Section 12.1 an indemnified party, of notice of the commencement of any action with respect to which indemnification may be sought under this Section 12.1, such indemnified party shall notify the indemnifying party. Such notice shall be a condition precedent to any liability of the indemnifying party for indemnification contained in this Section 12.1; provided, however, that the rights of the indemnified party to indemnification or compensation hereunder will only be affected by its failure to give prompt notice to the indemnifying party of the commencement of such action if and to the extent that such failure prejudices the indemnifying party in the defense of such action. In case any such action is being brought against any indemnified party and it notifies an indemnifying party of the commencement thereof, the indemnifying party shall be entitled to assume and control the defense of the action at its expense and if the indemnifying party gives notice to such indemnified party of its election to assume and control the defense, the indemnifying party will not be liable to such indemnified party for any legal expenses subsequently incurred by the indemnified party in connection with the defense or investigation of the action, so long as and to the extent that the indemnifying party continues to diligently defend the indemnified party.

(d) No action for indemnity under this Article XII may be brought or maintained by either party after the Effective Time.

                                 ARTICLE XIII

                           MISCELLANEOUS PROVISIONS

13.1. Notices, Etc.

All notices, requests, demands, and other communications hereunder shall be in writing and shall be deemed to have been duly given, when delivered in person, telegraphed, or when mailed by certified or registered mail, postage prepaid, or when given by telex or facsimile transmission (promptly confirmed in writing), as follows:

(a) If to NPS:

NPS Acquisition Corp.
d/b/a NAPTech Pressure Systems
851 South Freeport Industrial Parkway, Suite 3
Clearfield, Utah     84015
Telephone:  801-773-2575
Facsimile:  801-773-2950
Attention:  President

with a copy to:
Scott A. Junkin, Esq.
One Stamford Landing,
62 Southfield Avenue
Stamford, Connecticut  06902
Telephone:  203-356-9005
Facsimile: 203-967-3923

(b) If to Reunion:
Reunion Industries, Inc.
One Stamford Landing,
62 Southfield Avenue
Stamford, Connecticut  06902
Telephone:  203-324-8858
Facsimile:  203-967-3923

Attention:  President

(c) with a copy to:
Buchanan Ingersoll Professional Corporation
One Oxford Centre, 301 Grant Street, 20th Floor
Pittsburgh, Pennsylvania   15219
Telephone:  412-562-8800
Facsimile:  412-562-1041
Attention:  Herbert B. Conner, Esq.

or such other person as the person entitled to notice shall designate in writing, such writing to be delivered to the other parties hereto in the manner provided in this Section 13.1.

13.2. Survival of Representations and Warranties.

The representations and warranties contained herein and in any certificate delivered pursuant hereto shall not survive the Closing Date and the consummation of any or all of the transactions contemplated hereby.

13.3. Entire Agreement; Amendment.

This Agreement (including the various Schedules hereto) sets forth the entire agreement and understanding of the parties in respect of the transactions contemplated hereby and supersedes all prior agreements, arrangements and understandings relating to the subject matter hereof. This Agreement may be amended or modified only by a written instrument executed by Reunion and NPS. The Boards of Directors of Reunion and NPS may amend this Merger Agreement at any time prior to the time that this Merger Agreement (or a certificate in lieu thereof) filed with the Secretary of State of Delaware becomes effective in accordance with Section 103 of the Delaware GCL, provided that an amendment made subsequent to the adoption of this Merger Agreement by the stockholders of Reunion and NPS shall not (1) change the amount or kind of shares, securities, cash, property and/or rights to be received in exchange for or on conversion of all or any of the shares of any class or series thereof of NPS,
(2) alter or change any term of the Certificate of Incorporation of Reunion to be effected by the Merger, or (3) alter or change any of the terms and conditions of this Merger Agreement if such alteration or change would adversely affect the holders of any class or series of capital stock of Reunion or NPS.

13.4. Individual Provisions.

If any provision of this Agreement is held to be illegal, invalid or unenforceable under any present or future law, and if the rights or obligations of any party hereto under this Agreement will not be materially and adversely affected thereby, (i) such provision will be fully severable,
(ii) this Agreement will be construed and enforced as if such illegal, invalid and unenforceable provision had never comprised a part hereof, (iii) the remaining provisions of this Agreement will remain in full force and effect and will not be affected by the legal, invalid or unenforceable provision, and
(iv) there will be added automatically as a part of this Agreement a legal, valid and enforceable provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible.

13.5. General.

This Agreement: (i) shall be governed by and construed and enforced in accordance with the laws of the State of Delaware, without giving effect to the choice of law principles thereof; (ii) shall inure to the benefit of the parties hereto and their heirs, personal representatives, successors and permitted assigns, nothing in this Agreement, expressed or implied, being intended to confer upon any other person any rights or remedies hereunder;
(iii) may not be assigned by a party without the prior written consent of the other parties; and (iv) may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument. The Section, Schedule and other headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.


[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement the day and year first above written.
REUNION INDUSTRIES, INC.


By:
      Richard L. Evans
      Executive Vice President

NPS ACQUISITION CORP.


By:
      Charles E. Bradley, Sr.
      President

THE NPS SHAREHOLDER:



Charles E. Bradley, Sr.

                            FORBEARANCE AGREEMENT         EXHIBIT 10.36


This Agreement dated as of January 16, 2001 is among NAPTech, Inc., a Delaware corporation ("NAPTech"); NAPTech PS Corporation, a Utah corporation ("NPSC"); Reunion Industries, Inc., a Delaware corporation ("Reunion"); Stanwich Financial Services Corp., a Rhode Island corporation ("SFSC"), and Charles E. Bradley ("Bradley"). NAPTech and NPSC are sometimes referred to collectively herein as the "NAPTech Companies."

Recitals
a.On or about January 4, 2000 a judgment by consent (the "Judgment") was entered by the Second Judicial District Court of Davis County, Utah against Bradley and NPS Acquisition Corp. ("NPSAC") in favor of the NAPTech Companies in the civil action styled NAPTech, Inc. and NAPTech P.S. Corporation vs. NPS Acquisition Corp. and Charles E. Bradley, Civil No. 990700449 (the "Civil Action").

b.The NAPTech Companies brought the Civil Action to collect amounts due under
(i) a certain Promissory Note dated August 25, 1998 in the original principal amount of $7,437,535 issued by NPSAC to NAPTech, as subsequently amended (the "Original Note") and (ii) under a certain Guarantee Agreement dated August 25, 1998 by Bradley in favor of the NAPTech Companies, pursuant to which Bradley guarantied the obligations of NPSAC under the Note (as amended, the AGuarantee Agreement"). The Original Note was issued in connection with NPSAC's acquisition of the business of NPSC and certain assets of the NAPTech Companies (the "Acquisition").

c.In connection with the Acquisition, (i) NPSAC and the NAPTech Companies entered into a Security Agreement dated August 25, 1998 (the "NPSAC Security Agreement"), pursuant to which NPSAC granted to the NAPTech Companies a security interest (the "NPSAC Security Interest") in the assets of NPSAC (the "NPSAC Assets") to secure its obligations under the Original Note and (ii) Bradley and the NAPTech Companies entered into a Pledge Agreement dated August 25, 1998 (the "Bradley Pledge Agreement"), pursuant to which Bradley pledged to the NAPTech Companies 1,000 shares of the common stock of NPSAC (the "NPSAC Shares") to secure the obligations of NPSAC under the Original Note (the "Bradley Pledge").

d.The amount of the Judgment was $7,360,535, plus interest thereon at the rate of 15% per annum, plus attorneys fees of $5,000.

e.In connection with the Judgment, the NAPTech Companies, NPSAC and Bradley entered into a Forbearance Agreement dated January 4, 2000, as amended by (i) a certain First Amendment to Forbearance Agreement dated February 13 to 18, 2000, and (ii) a certain letter agreement dated March 17 and 20, 2000 (collectively, the AOriginal Forbearance Agreement").

f.On or about February 18, 2000 a principal payment in the amount of $500,000 was made under the Judgment and Original Forbearance Agreement by or on behalf of NPSAC to the NAPTech Companies, thereby reducing the principal amount of NPSAC's obligations under the Judgment to $6,860,535. No other principal payments have been made under the Judgment.

g.NPSAC has made all interest payments required to be made under the Judgment and Original Forbearance Agreement through November 30, 2000. NPSAC has also paid the $5,000 award of attorney's fees under the Judgment.

h.SFSC, Bradley, NPSAC and the NAPTech Companies entered into a Pledge Agreement dated March 21, 2000 (the "SFSC Pledge Agreement"), pursuant to which SFSC pledged the CPS Note to the NAPTech Companies (the "SFSC Pledge") as security for the payment obligations of NPSAC under the Original Forbearance Agreement. As used herein, the term "CPS Note" means that Partially Convertible Subordinated 9% Note in the principal amount of $5,000,000 dated June 12, 1997, as amended, issued by Consumer Portfolio Services, Inc. to SFSC.
Bradley is an affiliate of SFSC.

i.The NAPTech Companies have domesticated the Judgment in Connecticut and Florida (the "Domesticated Judgments") and have filed judgment liens on Bradley's interest in certain real property located in Connecticut and Florida (the "Judgment Liens").

j.It is contemplated that, subject to the satisfaction of certain conditions, NPSAC will be merged into Reunion (the "Merger"), with Reunion being the surviving corporation. One of such conditions is that the parties hereto enter into this Agreement to restructure the indebtedness under the Judgment, which is currently in default, and to provide for forbearance by the NAPTech Companies. Upon consummation of the Merger, by operation of law and this Agreement, Reunion will become liable to pay NPSAC's indebtedness to the NAPTech Companies under the Judgment. Reunion will be relying on this Agreement in consummating the Merger.

NOW THEREFORE, as an inducement to Reunion to consummate the Merger and intending to be legally bound hereby, the parties agree as follows:

Section 1.Concerning the Recitals. The parties hereto hereby acknowledge that the statements made in the Recitals (i) are true and correct and (ii) shall be deemed to be a part of this Agreement. Without limiting the generality of the preceding sentence, such parties hereby acknowledge that the principal amount outstanding under the Judgment and the Original Forbearance Agreement as of the date hereof is $6,860,535.

Section 2.Effective Time. This Agreement shall become effective at such time, if any, as the Initial Payment (as such term is defined in Section 3(a)(i)) is made (the "Effective Time"). At the Effective Time, the Original Forbearance Agreement shall be automatically terminated. This Agreement shall not become effective until the Effective Time, and shall be deemed terminated, if the Effective Time shall not have occurred by the close of business on January 31, 2001. The date on which the Effective Time occurs is referred to in this Agreement as the "Closing Date." Nothing in this Agreement shall be construed as obligating Reunion to consummate the Merger. For the avoidance of doubt, it is acknowledged and agreed that (i) the Original Forbearance Agreement shall remain in full force and effect until the Effective Time and (ii) the parties hereto shall have no obligations hereunder until the Effective Time.

Section 3. Payments on the Judgment; Covenants.

(a) If and after the Merger becomes effective, subject to the Subordination Agreement (as such term is defined in Section 8), Reunion shall pay the balance of the Judgment as follows:
(i)Principal Payments. The principal balance of the Judgment shall be payable in nine installments as follows: (i) $2,000,000 on or prior to the first business day next following the date, if any, on which the Merger becomes effective (the "Initial Payment"), (ii) seven installments of $607,566 each beginning on February 28, 2001 and continuing thereafter on the last day of each succeeding May, August, November and February through and including August 31, 2002 and

(iii) a final installment in the amount of $607,573 on November 30, 2002; provided, however, that if any payment date falls on a Saturday, Sunday or holiday, then, in such case, payment may be made on the next business day thereafter.

(ii)Interest Payments. Interest on the principal of the Judgment outstanding from time to time shall accrue at the rate of 15% per annum. Interest shall be payable in arrears on the last day of each calendar month beginning on January 31, 2001, until such principal is paid in full.

(iii)Prepayments. Any and all payments on the Judgment may be prepaid at any time or from time to time without penalty or premium. Any such prepayments shall be applied, first, to accrued and unpaid interest, if any, and, second to principal in inverse order of maturity.

(iv)Manner of Payment. All payments made hereunder shall be made in lawful money of the United States to the NAPTech Companies in immediately available funds before 2 p.m. (Central time) on the date that such payment is required to be made, in accordance with the following wire transfer instructions (or such other wire transfer instructions as may hereafter from time to time be given in writing to Reunion by the NAPTech Companies):

Beneficiary Bank:   Bank One Louisiana, N.A.
Beneficiary Bank ABA #: 065400137
Beneficiary Bank Swift Code: BONEUS44
Beneficiary Name: The Shaw Group Inc.
Beneficiary Account #: 1585742123
Reference: FCC - Naptech, Inc.

(b)To evidence its obligation, from and after the Effective Time, to pay, in accordance with Section 3(a), the balance of the Judgment remaining after the Initial Payment is made, on the Closing Date Reunion shall deliver to the NAPTech Companies a promissory note in the principal amount of $4,860,535 in the form of Exhibit A to this Agreement, dated the Closing Date and appropriately completed (the "Replacement Note"). The Issuance of the Replacement Note to evidence such obligation is provided for herein at Reunion's request and for its convenience. In addition, on or prior to the Closing Date Reunion shall pay the NAPTech Companies all accrued and unpaid interest on the Judgment to the Closing Date; provided, however, that NPSAC may prepay such interest prior to the Closing Date. Payment of the Replacement Note in full shall be deemed to constitute payment of the Original Note and the Judgment in full, and vice versa.

(c)On the Closing Date Bradley shall deliver to the NAPTech Companies a Guarantee Agreement in the form of Exhibit B hereto, dated the Closing Date and appropriately completed, pursuant to which he shall guarantee the obligations of Reunion under the Replacement Note (the "New Guarantee Agreement").

(d)Reunion covenants and agrees that, until the Replacement Note is paid in full, without the prior written consent of the NAPTech Companies, it will not
(i) make any Business Acquisitions except for the Merger, (ii) make any capital expenditures in excess of those permitted under the Loan Agreement, as in effect on the Closing Date, (iii) pay any dividends on any shares of its capital stock, other than dividends paid solely in shares of its capital stock or (iv) purchase or redeem any shares of its capital stock. As used in this Agreement, the following terms have the following meanings. The term "Business Acquisition" means the acquisition of substantially all of the business or substantially all of the assets of another corporation, partnership or other entity (a "Target") or the purchase of a majority of the outstanding capital stock or other equity interests of a Target or a merger or consolidation with a Target. The term "Loan Agreement" means that certain Amended and Restated Financing and Security Agreement dated March 16, 2000 between Reunion and B of A (as such term is defined in Section 8), as amended from time to time.

(e)Upon request of the NAPTech Companies, Bradley will furnish, or cause to be furnished, to the NAPTech Companies the following:

(i)Bradley's Personal Financial Statements - within 30 days of each anniversary of the execution of this Agreement, a current personal financial statement of Bradley signed and completed by him and in a form reasonably acceptable to the NAPTech Companies and including, without limitation, information concerning his contingent liabilities and any other information required by the NAPTech Companies; and

(ii)Bradley's Tax Returns - as soon as available and in any event within 30 days after filing thereof, a copy of his annual federal income tax return (including all exhibits and schedules thereto), as filed with the Internal Revenue Service, together with any application for extension of time to file.

(f)So long as the New Guarantee Agreement remains in full force and effect, Bradley hereafter will not, without the NAPTECH Companies' prior written consent, which consent shall not be unreasonably withheld, sell, lease, assign, pledge, hypothecate, encumber, transfer, or otherwise dispose of all or substantially all of his assets. Bradley agrees to keep adequately informed of any facts, events or circumstances which might in any way affect his risks under this Agreement and the New Guarantee Agreement. Bradley further agrees that the NAPTECH Companies shall have no obligation to disclose to him any information or material relating to Reunion or the Replacement Note.

Section 4.Events of Default. (a) The occurrence of any one or more of the following events shall be deemed to constitute a "Reunion Event of Default" for purposes of this Agreement:


(i)any payment which is required to be made under the Replacement Note and which is not prohibited by the Subordination Agreement (as such term is defined in Section 8) hereof is not made when due; provided, however, that any missed payment which, but for a prohibition thereof in the Subordination Agreement, would constitute a Reunion Event of Default, shall constitute a Reunion Event of Default if such missed payment is not made within three business days after such prohibition is no longer applicable.

(ii)a receiver, conservator, liquidator or trustee of Reunion, or of any of its property is appointed by order or decree of any court or agency or supervisory authority having jurisdiction; or an order for relief is entered against Reunion, under the Federal Bankruptcy Code; or Reunion is adjudicated bankrupt or insolvent; or any material portion of the property of Reunion is sequestered by court order and such order remains in effect for more than 30 days after such party obtains knowledge thereof; or a petition is filed against Reunion under any state, reorganization, arrangement, insolvency, readjustment of debt, dissolution, liquidation or receivership law of any jurisdiction, whether now or hereafter in effect, and such petition is not dismissed within 60 days;

(iii)Reunion files a case under the Federal Bankruptcy Code or seeking relief under any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, or consents to the filing of any case or petition against it under any such law;

(iv)Reunion makes an assignment for the benefit of its creditors, or admits in writing its inability to pay its debts generally as they become due, or consents to the appointment of a receiver, trustee or liquidator of such party or of all or any part of its property;

(v)judgment for the payment of money in excess of $1,000,000 (which is not covered by insurance) is rendered by any court or other governmental body against Reunion, and Reunion does not discharge the same or provide for its discharge in accordance with its terms, or procure a stay of execution thereof within 30 days from the date of entry thereof, and within said 30-day period or such longer period during which execution of such judgment shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal while providing such reserves therefor as may be required under generally accepted accounting principles;

(vi)the commencement of dissolution proceedings for Reunion;

(vii)a writ or warrant of attachment or any similar process shall be issued by any court against all or any material portion of the property of Reunion, and such writ or warrant of attachment or any similar process is not released or bonded within 30 days after its entry; and

(viii) Reunion breaches any of its covenants set forth in Section 3(d).

(b)The occurrence of a Reunion Event of Default or the occurrence of any one or more of the following events shall be deemed to constitute a "Bradley Event of Default":

(i)any payment required to be made under Section 3 or the Replacement Note (whether or not prohibited by the Subordination Agreement) is not made when due;

(ii)a receiver, conservator, liquidator or trustee of Bradley, or of any of his property is appointed by order or decree of any court or agency or supervisory authority having jurisdiction; or an order for relief is entered against Bradley, under the Federal Bankruptcy Code; or Bradley is adjudicated bankrupt or insolvent; or any material portion of the property of Bradley is sequestered by court order and such order remains in effect for more than 30 days after such party obtains knowledge thereof; or a petition is filed against Bradley under any state, reorganization, arrangement, insolvency, readjustment of debt, dissolution, liquidation or receivership law of any jurisdiction, whether now or hereafter in effect, and such petition is not dismissed within 60 days;

(iii)Bradley files a case under the Federal Bankruptcy Code or seeking relief under any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, or consents to the filing of any case or petition against him under any such law;

(iv)Bradley makes an assignment for the benefit of his creditors, or admits in writing his inability to pay its debts generally as they become due, or consents to the appointment of a receiver, trustee or liquidator of such party or of all or any part of his property;

(v)judgment for the payment of money in excess of $100,000 (which is not covered by insurance) is rendered by any court or other governmental body against Bradley, and Bradley does not discharge the same or provide for its discharge in accordance with its terms, or procure a stay of execution thereof within 30 days from the date of entry thereof, and within said 30-day period or such longer period during which execution of such judgment shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal while providing such reserves therefor as may be required under generally accepted accounting principles;

(vi)the death or incapacity of Bradley; and

(vii)a writ or warrant of attachment or any similar process shall be issued by any court against all or any material portion of the property of Bradley, and such writ or warrant of attachment or any similar process is not released or bonded within 30 days after its entry.

Section 5.Forbearance. For so long as no Reunion Event of Default shall have occurred, the NAPTech Companies shall forbear from taking any action against Reunion, or any of Reunion's properties or assets, to enforce or collect any amounts owed by Reunion under the Replacement Note or the Judgment or any other agreements, documents, instruments, rights or collateral securing or relating in any manner to the indebtedness evidenced by the Judgment; provided, however, that the forbearance provided for in this sentence shall not affect or limit in any manner the right of the NAPTech Companies to take any action against Bradley, SFSC or any person or entity other than Reunion, under this Agreement, the Judgment, the SFSC Pledge or any other agreement, document, instrument or right or against any collateral related to the same that has been provided by Bradley, SFSC or any person or entity other than Reunion. For so long as no Bradley Event of Default shall have occurred, the NAPTech Companies shall forbear from taking any action against Bradley or SFSC, or any of his or its properties, or assets, to enforce, collect or foreclose on the Judgment, the Domesticated Judgments, the Judgment Liens or any other agreements, instruments, documents, rights or collateral securing or relating in any manner to the indebtedness evidenced by the Judgment. The parties acknowledge that this Agreement does not replace or satisfy the Judgment. Its purpose, among others, is to set forth the terms under which the NAPTech Companies shall be obligated to forbear from exercising their rights thereunder. Bradley hereby waives any and all rights to enjoin or otherwise prevent or delay the immediate enforcement of the Judgment if and after a Bradley Event of Default shall have occurred.

Section 6.Termination of NPSAC Security Agreement. At the Effective Time, the NPSAC Security Agreement, the NPSAC Security Interest and all NPSAC Judgment Liens, if any, shall be automatically terminated, without any further action on the part of the NAPTech Companies or NPSAC, except that, on or before the Closing Date, the NAPTech Companies shall deliver to Reunion, or as Reunion may direct, duly executed and completed Termination Statements, in proper form for filing and recording, to terminate the NPSAC Security Interest. As used herein, the term "NPSAC Judgment Liens" means liens of the NAPTech Companies on any or all of the NPSAC Assets arising out of or based upon the Judgment. One of the purposes of this Section 6 is to enable Reunion to grant to B of A (as defined in Section 9) a perfected first priority security interests in the NPSAC Assets.

Section 7.Consent to Merger; Termination of Bradley Pledge. To the extent their consent is required, the NAPTech Companies hereby consent to the Merger. The Bradley Pledge shall be automatically terminated at the time the Merger becomes effective, and the NAPTech Companies shall deliver the certificates representing the NPSAC Shares (together with the related stock powers marked AVOID") to Reunion on the first business day after the Closing Date.

Section 8.Subordination Agreement. At the Effective Time, the obligations of Reunion to the NAPTech Companies to pay the indebtedness evidenced by the Judgment, this Agreement and the Replacement Note shall be subordinated to the obligations of Reunion to Bank of America, National Association, acting for itself and as agent for certain other Lenders ("B of A"), according to the terms and conditions of a Subordination Agreement with B of A and Reunion providing for such subordination, in form and substance satisfactory to B of A to be executed by B of A, Reunion and the NAPTech Companies on or as of the Closing Date (the "Subordination Agreement").

Section 9.Collection Costs. If a Bradley Event of Default occurs, Reunion and Bradley shall be obligated to pay all attorney's fees and costs incurred by the NAPTech Companies in the enforcement of their rights under this Agreement, the Replacement Note, the Judgment and the SFSC Pledge and collection of all amounts thereunder, including any amounts expended in pursuing remedies in bankruptcy or receivership proceedings.

Section 10.Representations re Authority. Each of Reunion, SFSC, the NAPTech Companies and NPSAC represents and warrants to the others that its execution and delivery of this Agreement and the performance of its obligations hereunder have been authorized by all necessary corporate action on its part.

Section 11.Representation re No Assignment. The NAPTech Companies represent and warrant to Reunion that they (i) have not sold, assigned, transferred or otherwise disposed of all or any portion of their interest in any of the Note, the Guarantee, the Judgment, the Domesticated Judgments, the Judgment Liens, the NPSAC Security Agreement, the NPSAC Security Interest, the Bradley Pledge Agreement, the Bradley Pledge, the NPSAC Shares, the SFSC Pledge Agreement, the SFSC Pledge, the CPS Note, the Original Forbearance Agreement and any other agreements, documents, instruments and rights in any manner relating to the foregoing and (ii) will not do so prior to the Effective Time.

Section 12.Amendment to SFSC Pledge Agreement. On the Closing Date, the parties hereto shall execute and deliver a First Amendment to Pledge Agreement, substantially in the form of Exhibit C hereto and appropriately completed (the "Pledge Amendment"), amending the SFSC Pledge Agreement. On and after the Closing Date, the term SFSC Pledge Agreement, as used in this Agreement, shall be deemed to refer to such pledge agreement, as amended by the Pledge Amendment.

Section 13. Concerning the Judgment. Notwithstanding Reunion's obligation hereunder from and after the Effective Time to pay NPSAC's indebtedness under the Judgment and notwithstanding the Merger, Reunion shall not be deemed to be a party to the Civil Action or the Judgment. Neither the issuance of the Replacement Note nor the issuance of the New Guarantee Agreement shall be deemed to satisfy or affect (i) the Judgment, (ii) Bradley's joint and several liability for 100% of the Judgment or (iii) the obligations of SFSC under the SFSC Pledge. Bradley and SFSC each waive any and all rights to claim any defense to liability under the Judgment, this Agreement or the SFSC Pledge based on the issuance of the Replacement Note or Bradley's guaranty thereof.

Section 14. Credit for Payments. All payments made by Reunion under the Judgment, this Agreement or the Replacement Note shall reduce dollar-for-dollar Bradley's obligations to the NAPTech Companies under the Judgment, the Guarantee Agreement, this Agreement and the New Guarantee Agreement. All payments made by Bradley under the Judgment, the Guarantee Agreement, this Agreement or the New Guarantee Agreement shall reduce dollar-for-dollar Reunion's obligations to the NAPTech Companies under the Judgment, this Agreement and the Replacement Note. All payments made by Bradley under the Judgment shall reduce dollar-for-dollar his obligations to the NAPTECH Companies under this Agreement and the New Guarantee Agreement, and vice versa.

Section 15.Cumulative Remedies. The rights and remedies of the NAPTech Companies under this Agreement, the Replacement Note, the SFSC Pledge and the Judgment shall be cumulative, and the exercise or partial exercise of any such right or remedy shall not preclude the exercise of any other right or remedy.

Section 16.Notices. All notice, requests, demands and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given if transmitted by telecopier with receipt acknowledged, or upon delivery, if delivered personally or by recognized commercial courier with receipt acknowledged, or upon the expiration of 72 hours after mailing, if mailed by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

(i)If to Reunion at:

11 Stanwix Street, Suite 1400
Pittsburgh, PA 15222
Attention: Chief Financial Officer
Telephone: (412) 281-2111
Facsimile:(412) 281-4747


(ii)If to the Companies at:

c/o The Shaw Group, Inc.
8545 Plaza Blvd.
Baton Rouge, LA 70809
Attention: Chief Financial Officer
Telephone: (225) 932-2500
Facsimile: (225) 932-2650


(iii)If to Bradley or SFSC:

c/o Stanwich Partners, Inc.
One Stamford Landing
62 Southfield Avenue
Stamford, CT 06902
Telephone: 203-325-0551
Facsimile: 203-967-3923

or at such other address or addresses as the Purchaser or the Company, as the case may be, may specify by written notice given in accordance with this
Section 16.

Section 17.Miscellaneous. This Agreement (i) contains the entire understanding of the parties hereto with respect to the subject matter hereof,
(ii) supersedes and replaces all prior agreements and understandings, if any, relating to such subject matter (including, without limitation, the Original Forbearance Agreement, which shall be automatically terminated at the Effective Time), (iii) may be amended only in writing signed by the parties hereto, (v) shall inure to the benefit of and be binding upon the parties hereto and their respective successors, assigns, heirs and personal representatives, (iv) shall be governed and construed in accordance with Utah law, without regard to principles of conflicts of laws and (v) may be executed in multiple counterparts, each of which shall be deemed to be an original, and all of which taken together shall constitute one and the same agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

REUNION INDUSTRIES, INC.NAPTech, INC.


By: /s/ John M. Froehlich                   By: /s/ Gary P. Graphia

Name: John M. FroehlichName:                Gary P. Graphia
Title: EVP & CFO                            Title: Secretary



STANWICH FINANCIAL SERVICES                    NAPTech PS CORPORATION
CORP.


By: /s/ Charles E. Bradley                     By:   /s/ Gary P. Graphia

      Charles E. Bradley                       Name: Gary P. Graphia
      President                                Title: Secretary

      /s/ Charles E. Bradley
Charles E. Bradley, individually

                      REAFFIRMATION OF MERGER AGREEMENT   EXHIBIT 10.37

This instrument dated as of December 5, 2000 is among Reunion Industries, Inc., a Delaware corporation ("Reunion"); NPS Acquisition Corp., a Delaware corporation ("NPS"); and Charles E. Bradley (the "NPS Shareholder").

Recitals

a.Reunion, NPS and the NPS Shareholder are parties to a certain Merger Agreement dated March 30, 1999 (the "Merger Agreement"), pursuant to which NPS is to be merged into Reunion (the "Merger"), with Reunion being the surviving corporation of the Merger.

b.The Merger has not been consummated, and neither Reunion nor NPS has exercised its right to terminate the Merger Agreement under Article XI thereof.

c.The parties desire to reaffirm the Merger Agreement, provide additional disclosure about events occurring since the execution of the Merger Agreement and waive certain conditions to closing set forth in Articles IX and X thereof.

NOW THEREFORE, the parties hereby agree as follows:

Section 1.  Additional Disclosure by NPS

(a) NPS entered into a Joint Venture with Hargon Engineering SDN.BHD of Kuala Lumpur Malaysia.

(b) The caption of Section 3.5 of the Merger Agreement erroneously implies that NPS has preferred stock. NPS has no authorized preferred stock.

(c) In addition to the financial statements referred to in the first sentence of Section 3.6 of the Merger Agreement, NPS has provided Reunion with the following financial statements of NPS: unaudited financial statements for the year ended December 31, 1999 and unaudited interim financial statements for the ten months ended October 31, 2000.

(d)The following additional disclosure is made under Section 3.7 of the Merger
Agreement:

(i) On or about January 4, 2000, a judgment by consent (the "Judgment") was entered against NPS and the NPS Shareholder in a suit (the "Suit") brought by NAPTech, Inc. and NAPTech PS Corporation (collectively, the ANAPTech Companies") in the Second Judicial District Court of Davis, County, Utah, Case No. 990700449 to collect the NAPTech Loan (as defined in Section 3.11 of the Merger Agreement ) and the NPS Shareholder's guaranty of the NAPTech Loan. In connection with the Judgment, NPS, the NPS Shareholder and the NAPTech Companies entered into a Forbearance Agreement dated January 4, 2000 (as amended, as described below, the AForbearance Agreement"), pursuant to which the NAPTech Companies agreed not to enforce the Judgment for so long as certain conditions were satisfied, including payment by NPS of the NAPTech Loan/Judgment in accordance with a payment schedule. On February 13 - 18, 2000, the same parties entered into a First Amendment to Forbearance Agreement, which, among other things, modified the payment schedule and provided for Stanwich Financial Services Corp. ("SFSC") to pledge to the NAPTech Companies, as security for NPS's obligations, a certain $5,000,000 Partially Convertible Subordinated Note issued by Consumer Portfolio Services, Inc. to SFSC (the "Pledged Note'). A principal payment of $500,000 was
E-86
made on the NPS Loan/Judgment on February 18, 2000, which was funded by a loan from SFSC. The principal amount currently outstanding on the NAPTech Loan/Judgment is $6,860,535, which amount is currently due and payable. NPS has provided Reunion with copies of the Judgment, the Forbearance Agreement, the First Amendment thereto and the $500,000 Note it issued to SFSC.

(ii) NPS is a party to a joint venture described in Section 1(a), above.

(iii) NPS has engaged in certain transactions with Reunion.

(e)A former NPS employee has threatened to bring a discrimination suit against NPS, the details of which have been separately disclosed to Reunion.

(f)NPS has granted certain salary increases to its employees since March 30, 1999, as separately disclosed to Reunion.

(g)For pledging the Pledged Note described in Section 1(d)(i), above, NPS is obligated to pay SFSC a credit support fee at the rate of 2% per annum of the lesser of (i) the principal balance of the of the obligations secured by the Pledged Note and (ii) the aggregate principal balance outstanding from time to time under the Pledged Note. The amount of such credit support fee accrued as of September 30, 2000 was $52,877.

Section 2.  Additional Disclosure by Reunion

(a)Reunion has provided NPS with copies of all of its reports filed since March 30, 1999 with the Securities and Exchange Commission (the "SEC Reports").

(b)There have been no Reunion Material Adverse Effects (as defined in Section
4.6 of the Merger Agreement) since March 30, 1999 other than those described in the SEC Reports.

(c)Since March 30, 1999, as described in the SEC Reports, Reunion has (i) changed its capitalization, (ii) refinanced a substantial portion of its indebtedness and (iii) sold certain assets other than in the ordinary cause of business.

(d)Since March 30, 1999, Reunion has (i) issued shares of its capital stock in connection with the Acquisitions and in transaction unrelated to the Acquisitions and (ii) issued to certain directors and employees options to purchase shares of its capital stock.

Section 3.  Certain Waivers

(a)NPS and Reunion hereby waive any objection to, and hereby consent to, the matters disclosed in Sections 1 and 2, above.

(b)NPS hereby waives objection to, and hereby consents to, any matter, fact or circumstance disclosed in any of the SEC Reports or in any of the reports referred to in Section 4.6 of the Merger Agreement.

(c)Reunion hereby waives the conditions to closing set forth in Sections 9.3,
9.7 and 9.10 of the Merger Agreement.

(d)NPS hereby waives the conditions to closing set forth in Sections 10.3,
10.7 and 10.11 of the Merger Agreement.

Section 4.  Reaffirmation of Merger Agreement.

NPS, the NPS Shareholder and Reunion hereby reaffirm the Merger Agreement and agree to consummate the Merger on such date as may be agreed to by them, but not later than January 31, 2001 subject to (i) satisfaction of the conditions to closing set forth in Articles IX and X of the Merger Agreement (as modified by the disclosures, waivers and consents contained herein), (ii) restructuring of the NAPTech Loan/Judgment and the Forbearance Agreement on terms satisfactory to Reunion in its sole discretion, including, without limitation, (") subordination of the obligations under the NAPTech Loan/Judgment to Reunion's obligations to Bank of America, National Association, acting for itself and as agent for certain other lenders ("B of A") and (B) release of the security interests of the NAPTech Companies in the assets of NPS and (iii) Reunion's receipt of the consent of B of A to consummation of the Merger.

[the remainder of this page is intentionally left blank]
IN WITNESS WHEREOF, the parties have executed this instrument on the date first above written.


REUNION INDUSTRIES, INC.


By: /s/ Richard L. Evans
Name: Richard L. Evans
Title: Executive Vice President

NPS ACQUISITION CORP.


By:   /s/ Roger L. Seese
Name: Roger L. Seese
Title: Vice President




 /s/ Charles E. Bradley
Charles E. Bradley, individually

                         SUBORDINATED PROMISSORY NOTE     EXHIBIT 10.38


$4,860,535                                                January 19, 2001

For value received, REUNION INDUSTRIES, INC. (the "Maker"), a Delaware corporation, promises to pay to the order of NAPTECH, INC., a Delaware corporation ("NAPTech"), and NAPTECH PS CORPORATION, a Utah corporation ("NPSC"), the principal amount of Four Million Eight Hundred Sixty Thousand Five Hundred Thirty-five Dollars ($4,860,535) in accordance with the terms of this Note. NAPTech and NPSAC are referred to collectively in this Note as the "Holder."

1.Payment of Principal. The principal of this Note shall be payable in eight installments as follows: seven installments of $607,566 each beginning on February 28, 2001 and continuing thereafter on the last day of each succeeding May, August, November and February through and including August 31, 2002 and a final installment in the amount of $607,573 on November 30, 2002; provided, however, that if any payment date falls on a Saturday, Sunday or holiday, then, in such case, payment may be made on the next business day thereafter.

2.Interest. The unpaid principal of this Note outstanding from time to time shall bear interest, beginning as of the date hereof, at an annual rate of fifteen percent (15%), computed on the basis of a 365-day year and continuing until the principal hereof is repaid in full. Interest shall be payable in arrears on the last day of each calendar month, beginning on December 31, 2000 and continuing thereafter until such principal is paid in full.

3.Prepayments. The Maker may prepay this Note in whole or, from time to time, in part without penalty or premium. All such prepayments shall be applied, first, to accrued and unpaid interest, if any, and, second, to principal in inverse order of maturity thereof.

4.Place of Payments. All payments of principal and interest under this Note shall be made in accordance with Section 3(a)(iv) of the Forbearance Agreement (as such term is defined in numbered paragraph 13 hereof).

5.Default; Acceleration. Maker agrees that, if a Reunion Event of Default (as such term is defined in the Forbearance Agreement) occurs, then, upon the happening of any such event, the entire indebtedness and accrued interest thereon due under this Note shall, at the option of the Holder, accelerate and become immediately due and payable without notice, presentment, demand or any other formalities, all of which, to the extent permitted by applicable law, the Maker hereby expressly waives.

6.Cost of Collection. The Maker shall reimburse the Holder for all reasonable costs and expenses, including reasonable attorneys' fees, which may be incurred by the Holder in collecting any amounts due hereunder.

7.Loss, Theft, Destruction or Mutilation of Note. Upon receipt by the Maker of evidence reasonably satisfactory to the Maker of the loss, theft, destruction or mutilation of this Note, and of indemnity or security reasonably satisfactory to the Maker, and upon reimbursement to the Maker of all reasonable expenses incidental thereto, and upon surrender and cancellation of this Note, if mutilated, the Maker will make and deliver a new note of like tenor in lieu of this Note. Any note made and delivered in accordance with the provision of this paragraph shall be dated as of the date to which interest has been paid on this

Note, or if no interest has theretofore been paid on this Note, then dated the date hereof.

8.Governing Law. This Note shall be construed in accordance with and governed by the laws of the State of Utah, without regard to principles of conflicts of laws.

9.Successors and Assigns. All the covenants, stipulations, promises and agreements contained in this Note by or on behalf of the Maker or the Holder and all rights of the Maker or the Holder contained in this Note shall bind or inure to their respective successors, assigns, heirs and personal representatives, whether so expressed or not.

10.Cumulative Remedies. No course of dealing, or any delay or omission of the Holder to exercise any right or power hereunder (including, without limitation, any right or power arising from any default or failure of performance of the Maker), shall exhaust, impair, waive or otherwise prejudice any such right or power or prevent its exercise. Every right and remedy given to the Holder hereunder, by any and all agreements executed and delivered in connection herewith or by law may be exercised from time to time as often as the Holder may deem expedient. No waiver by the Holder of any such default, whether such waiver be full or partial, shall extend to or be taken to affect any subsequent default, or to impair the rights resulting therefrom except as may be otherwise expressly provided herein. No remedy hereunder is intended to be exclusive of any other remedy but each and every remedy shall be cumulative and in addition to any and every other remedy given hereunder or otherwise existing.

11.Headings. The headings of the paragraphs of this Note are inserted for convenience only and shall not be deemed to constitute a part hereof.

12.Notices. All notices, requests, demands and other communications hereunder must be in writing and shall be deemed to have been duly given if delivered by hand or mailed by first class, registered or certified mail, return receipt requested, postage and registry fees prepaid, and addressed as follows:

(a)If to Maker:Reunion Industries, Inc.
11 Stanwix Street, Suite 1400
Pittsburgh, PA 15222
Attention: Chief Financial Officer

(b)If to Holder:c/o The Shaw Group, Inc.
8545 Plaza Blvd.
Baton Rouge, LA 70809
Attention: Chief Financial Officer

Any of the foregoing parties by notice in writing mailed to the other parties may change the name and address to which notices, requests, demands and other communications to it or him shall be mailed.

13.Consideration. This Note (i) is the "Replacement Note" referred to in, and is subject to the terms of, that certain Forbearance Agreement dated January 16, 2001 among the Maker, the Holder, Charles E. Bradley and Stanwich Financial Services Corp. (the "Forbearance Agreement") and (ii) is issued for the consideration recited therein.

IN WITNESS WHEREOF, the Maker has signed this Note by a duly authorized officer and dated it as of the day and year first above written.

REUNION INDUSTRIES, INC.


By: /s/ John M. Froehlich
Name: John M. Froehlich
Title: EVP and CFO

                                                          EXHIBIT 10.39
April 17, 2001


Mr. Kimball Bradley
President
Reunion Industries, Inc.
11 Stanwix Street, Suite 1400
Pittsburgh, Pennsylvania  15222


Re:  Amended and Restated Financing and Security Agreement

Dear Mr. Bradley:

     Reference is hereby made to that certain Amended and Restated Financing and Security Agreement, dated as of March 16, 2000, as amended by that certain Amendment No. 1 to Amended and Restated Financing and Security Agreement, dated as of June 26, 2000, by that certain Amendment No. 2 to Amended and Restated Financing and Security Agreement, dated as of July 31, 2000 and by that certain Amendment No. 3 to Amended and Restated Financing and Security Agreement (as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Financing Agreement"), by and between Reunion Industries, Inc. (the "Borrower"), Bank of America, National Association and each other financial institution that is a party thereto (collectively, the "Lenders") and Bank of America, National Association, in its capacity as both collateral and administrative agent for each of the Lenders (the "Agent"). All capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Financing Agreement.

     Borrower has informed the Agent and the Lenders that its Capital Expenditures for the fiscal year ending December 31, 2000 were approximately $4,073,000, which amount violated Section 6.2.17 of the Financing Agreement and resulted in an Event of Default. The Agent and the Lenders hereby waive such Event of Default resulting from the violation of Section 6.2.17 of the Financing Agreement for the fiscal year ending December 31, 2000.

     The Agent and the Lenders hereby agree to extend the due date for delivery to the Agent and the Lenders of Borrower's year end financial statements for the year ended December 31, 2000 pursuant to Section 6.1.1(a) of the Financing Agreement until April 30, 2001. Failure to deliver such financial statements to the Agent and the Lenders on or before April 30, 2001 will constitute an Event of Default under the Financing Agreement.

     The Agent and the Lenders further agree that as long as (a) the Borrower maintains a Fixed Charge Coverage Ratio that is not less than 1.0 to 1 as of September 30, 2001 and December 31, 2001, (b) the Borrower maintains a ratio of (i) Funded Debt to (ii) EBITDA of not greater than 4.5 to 1 as of September 30, 2001 and December 31, 2001 and (c) no other Event of Default or default under the Financing Agreement shall have occurred (including, but not limited to, any default or Event of Default which results from the failure of the Borrower to satisfy any financial covenant contained in Section 6.1.14 for any testing Period ending on any date other than September 30, 2001 or December 31, 2001), neither the Agent nor any Lender will accelerate any Obligations due from the Borrower under the Financing Agreement or liquidate the Collateral.

     The waivers granted herein are limited strictly to their respective terms, shall apply only to the specific waivers described herein, shall not extend to or affect any of the Borrower's other obligations contained in the Financing Agreement or any other Financing Documents and shall not impair any rights consequent thereon. Except as expressly set forth herein, nothing contained herein shall be deemed to be a waiver of, or shall in any way impair or prejudice, any rights of the Agent of the Lenders under the Financing

Agreement. Neither the Agent nor any Lender shall have any obligation to issue any other or further waivers with respect to the subject matter hereof or any other matter hereof or any other matter, and, except as expressly provided herein, the Financing Agreement and all documents, instruments and agreements related thereto are hereby ratified and confirmed in all respects and shall continue in full force and effect.

     The effectiveness of this waiver is conditioned upon the Agent's receipt of the attached acknowledgment and consent executed by the Borrower.


Sincerely,

Bank of America, National Association, as Agent

By:
Its:


Bank of America, National Association, as a Lender

By:
Its:


Congress Financial Corporation, as a Lender


By:
Its:

Citizens Business Credit Company, a division of Citizens Leasing, Inc., as a Lender

By:
Its:


Acknowledgment and Consent

     As of the date of this Acknowledgment and Consent, Borrower has no defenses, claims, counterclaims or setoffs with respect to the Financing Agreement or its Obligations thereunder or with respect to any actions of the Agent, any Lender or any of their respective officers, directors, shareholders, employees, agents or attorneys, and Borrower irrevocably and absolutely waives and such defenses, claims counterclaims, and setoffs and releases the Agent and attorneys from the same.

Reunion Industries, Inc.

Name:
Title:

Dated April 17, 2001

                                                          Exhibit 21.1
                           REUNION INDUSTRIES, INC.
                      COMPUTATION OF PER SHARE EARNINGS
            (In thousands, except share and per share information)

                                             YEAR ENDED DECEMBER 31,
                                  -------------------------------------------
                                     1996     1997     1998     1999     2000
                                  -------  -------  -------  -------  -------
     EARNINGS:
Income (loss) from continuing
  operations                      $(1,173) $ 2,506  $   103  $  (680) $ 4,570
Dividends paid or accreted to
  preferred stock                    (456)    (456)    (456)    (456)     (95)
                                  -------  -------  -------  -------  -------
     Earnings applicable to
       common stock                (1,629)   2,050     (353)  (1,136)   4,475

Discontinued operations               734     (247)  (1,574)   2,022    1,714
Cumulative effect of change in
  accounting principle                  -        -        -     (176)       -
Extraordinary items                     -        -        -        -   (1,144)
                                  -------  -------  -------  -------  -------
     Net earnings applicable
       to common stock            $  (895) $ 1,803  $(1,927) $   710  $ 5,045
                                  =======  =======  =======  =======  =======

     COMMON SHARES OUTSTANDING:
Average equivalent outstanding      9,500    9,500    9,500    9,500   13,236
                                  =======  =======  =======  =======  =======

     EARNINGS PER COMMON SHARE:
Income (loss) from continuing
  operations                      $ (0.17) $  0.22  $ (0.04) $ (0.12) $  0.34
Discontinued operations              0.08    (0.03)   (0.16)    0.21     0.13
Cumulative effect                       -        -        -    (0.02)       -
Extraordinary items                     -        -        -        -    (0.09)
                                  -------  -------  -------  -------  -------
     EARNINGS PER COMMON SHARE    $ (0.09) $  0.19  $ (0.20) $  0.07  $  0.38
                                  =======  =======  =======  =======  =======

                                                          Exhibit 21.1

                           REUNION INDUSTRIES, INC.
                     SUBSIDIARIES AS OF DECEMBER 31, 2000

Company                                       Incorporated        Parent
-------                                       ------------        ------
1  Reunion Industries, Inc.                   Delaware
2  Juliana Vineyards                          California             1
3  Buttes Drilling-C Company                  Texas                  1
4  Reunion Titan, Inc.                        Texas                  3
5  Reunion Potash Company                     Delaware               1
6  Shanghai Klemp Metals Products Company*    Peoples Republic
                                                of China             1 (65.0%)

Inactive Companies
------------------
11 Buttes Resources Canada, Ltd.              Delaware               1
12 Northern Enterprises, Ltd.                 Nevada                 1
13 Ocean Phoenix Transport, Inc.              District of Columbia   1
14 Reunion Sub I, Inc.                        Delaware               1
15 Reunion Sub II, Inc.                       Delaware               1
16 Reunion Sub III, Inc.                      Delaware               1
17 Asie-Dolphin Drilling SDN BHD              Malaysia               3 (49%)
18 Buttes Gas & Oil do Brasil, Ltda.          Brazil                 1 (49%)
19 Dolphin Titan do Brazil Servicos
     de Perfuracoes, Ltd.                     Brazil                 3
20 Monaco Corporation                         British Virgin Is.     3
21 Ocean Phoenix Holdings, N. V.              Netherlands Antilles   1
22 Progress Drilling International, Inc.      Panama                 3
23 Progress Perfuracoes do Brasil, Ltd.       Brazil                22

*  The Company has no control over the operations of this subsidiary.