Form 10-Q
period 2000-12-31
REUNION INDUSTRIES INC
filed 2001-05-15
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

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

At April 30, 2001, 15,235,624 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 27 pages.

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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            March 31, 2001 (unaudited) and December 31, 2000              4

          Condensed Consolidated Statement of Income and
            Comprehensive Income for the three months ended
            March 31, 2001 and 2000 (unaudited)                           5

          Condensed Consolidated Statement of Cash Flows for
            the three months ended March 31, 2001 and 2000 (unaudited)    7

          Notes to Condensed Consolidated Financial Statements            8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       18

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   25

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

                   (b)  Reports on Form 8-K                              26


SIGNATURES                                                               27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   AT MARCH 31, 2001 AND DECEMBER 31, 2000
                                (in thousands)


                                              At March 31,     At December 31,
                                                     2001                2000
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    886            $  1,826
Receivables, net                                   35,938              31,777
Advances to employees                                 233                 233
Inventories, net                                   19,723              21,781
Other current assets                                3,522               3,307
Net assets of discontinued operations                   -                   9
                                                 --------            --------
     Total current assets                          60,302              58,933

Property, plant and equipment, net                 31,034              31,166
Due from related parties                            1,606               3,950
Goodwill, net                                      27,007              18,837
Other assets, net                                  16,832              17,069
                                                 --------            --------
Total assets                                     $136,781            $129,955
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving credit facilities                      $ 24,763            $ 19,367
Current maturities of debt                          6,441               4,061
Trade payables                                     17,043              21,662
Due to related parties                                472                 224
Other current liabilities                          15,896              15,133
Net liabilities of discontinued operations            607                   -
                                                 --------            --------
     Total current liabilities                     65,222              60,447

Long-term debt                                     43,507              42,656
Long-term debt - related party                      4,615               4,015
Other liabilities                                   1,117               1,278
                                                 --------            --------
     Total liabilities                            114,461             108,396

Commitments and contingent liabilities                  -                   -
Stockholders' equity                               22,320              21,559
                                                 --------            --------
Total liabilities and stockholders' equity       $136,781            $129,955
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           (in thousands, except per share information)(unaudited)

                                                          Three Months Ended
                                                         March 31,   March 31,
                                                             2001        2000
                                                         --------    --------
     Operating revenue:
Metals Group                                             $ 37,388    $ 34,448
Plastics Group                                             12,235       3,109
                                                         --------    --------
  Total sales                                              49,623      37,557
                                                         --------    --------
     Cost of sales:
Metals Group                                               28,931      28,184
Plastics Group                                             10,233       2,594
                                                         --------    --------
  Total cost of sales                                      39,164      30,778
                                                         --------    --------
  Gross profit                                             10,459       6,779
Selling, general & administrative                           6,328       4,008
Other expense, net                                            569         294
                                                         --------    --------
  Operating profit                                          3,562       2,477
Interest expense, net                                       2,409       2,129
Equity in loss of continuing operations of affiliate            -         296
                                                         --------    --------
Income from continuing operations before income taxes       1,153          52
Provision for (benefit from) income taxes                     392        (817)
                                                         --------    --------
Income from continuing operations                             761         869
Loss from discontinued operations, net of tax of $-0-           -          74
                                                         --------    --------
Income before extraordinary items                             761         795
                                                         --------    --------
     Extraordinary items, net of tax of $-0-:
Write-off of deferred financing costs                           -      (1,501)
Equity in loss of extraordinary item of affiliate               -        (271)
                                                         --------    --------
  Loss from extraordinary items                                 -      (1,772)
                                                         --------    --------
  Net and comprehensive income (loss)                    $    761    $   (977)
                                                         ========    ========

                           REUNION INDUSTRIES, INC.
     CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
        FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000(continued)
           (in thousands, except per share information)(unaudited)

                                                          Three Months Ended
                                                         March 31,   March 31,
                                                             2001        2000
                                                         --------    --------

Income (loss) applicable to common stockholders          $    761    $ (1,072)
                                                         ========    ========
  Earnings per common share - basic:
Continuing operations                                    $   0.05    $   0.08
Discontinued operations                                         -       (0.01)
Extraordinary items                                             -       (0.18)
                                                         --------    --------
Income (loss) per common share - basic                   $   0.05    $  (0.11)
                                                         ========    ========
Weighted average shares outstanding - basic                15,236       9,910
                                                         ========    ========

  Earnings per common share - diluted:
Continuing operations                                    $   0.05    $   0.08
Discontinued operations                                         -       (0.01)
Extraordinary items                                             -       (0.18)
                                                         --------    --------
Income (loss) per common share - diluted                 $   0.05    $  (0.11)
                                                         ========    ========
Weighted average shares outstanding - diluted              15,340       9,910
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (in thousands)
                                 (unaudited)

                                                           Three Months Ended
                                                         March 31,   March 31,
                                                             2001        2000
                                                         --------    --------
Cash used in operating activities                        $ (4,507)   $ (1,258)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (799)       (572)
Acquisition of NPSAC common stock                             (10)          -
Acquisition of Kingway common stock                             -        (100)
Cash acquired in merger                                         -       2,666
                                                         --------    --------
Cash provided by (used in) investing activities              (809)      1,994
                                                         --------    --------
  Cash flow from financing activities:
Proceeds from issuance of debt                                  -      30,800
Net change in revolving credit facilities                   5,396      24,167
Repayments of debt                                         (1,632)    (50,642)
Repayments of debt - related party                              -      (1,076)
Payments of deferred financing costs and closing fees           -      (1,404)
                                                         --------    --------
Cash provided by financing activities                       3,764       1,845
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents       (1,552)      2,581
Less: Change in cash of discontinued operations               612           -
Cash and cash equivalents, beginning of year                1,826         252
                                                         --------    --------
Cash and cash equivalents, end of period                 $    886    $  2,833
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2000.

Recent Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. Reunion Industries does not presently have transactions involving derivative instruments.

NOTE 2:  RECENT DEVELOPMENTS AND OTHER MATTERS OF IMPORTANCE

Additional Shares of Reunion Common Stock

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock would be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses and the acquired Kingway business achieve specified performance levels in 2000. A preliminary determination of the number of shares to be issued was made by the board of directors at its meeting held on May 15, 2001. Such additional shares total 349,000.

Acquisition of NPS Acquisition Corp.

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. NPSAC is based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals Group product line.

     The purchase price was $10,000 plus the assumption of $10.3 million of NPSAC's liabilities, including a 15% per annum $6.9 million note payable to Shaw Industries, the former owner of Naptech Pressure Systems. Simultaneously with the acquisition, Reunion paid Shaw Industries $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America (BOA). The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first payment from funds available under its revolving credit facility. The note is unsecured and subordinate to the BOA term loan and revolving credit facilities and the 13% senior notes.

     The transaction was accounted for as a purchase under APB 16. The estimated fair value of assets acquired included approximately $1.4 million of cash, receivables, inventories and other current assets and approximately $0.3 million of fixed assets. The purchase price in excess of net assets acquired of $8.6 million was recorded as goodwill and is being amortized over 15 years.

Repayment of $120,000 of 13% Senior Notes

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
                                  ========   ========   ========   ========

     Therefore, $120,000 principal amount of 13% senior notes was repaid by the Company on May 1, 2001 from funds available under its revolving credit facility. Of the remaining $24.855 million of senior notes, $12.5 million is scheduled to be repaid in May 2002 and $12.355 million is scheduled to be repaid in May 2003.

Long-term debt consists of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2001                2000
                                              -----------      --------------
                                              (unaudited)
13% senior notes due May 1, 2003 (net of
  unamortized discount of $11 and $14)           $ 24,964            $ 24,961
BOA term loan A due March 16, 2007                 18,836              19,757
BOA capital expenditure facility                      605                 640
Note payable due February 28, 2003                  4,252                   -
Other                                               1,291               1,359
Other - related parties                             4,615               4,015
                                                 --------            --------
  Total long-term debt                             54,563              50,732
Current maturities                                 (6,441)             (4,061)
                                                 --------            --------
  Total long-term debt, less current maturities  $ 48,122            $ 46,671
                                                 ========            ========

Payment of Semi-Annual Interest on 13% Senior Notes

     On May 1, 2001 the Company made its $1.623 million semi-annual interest payment on its 13% senior notes from funds available under its revolving credit facility.

Payment of $680,000 Industrial Revenue Development Bonds

     Upon the sale of its domestic grating operations in September 1999, the Company retained an obligation for a $680,000 note payable due May 1, 2001 related to an industrial development revenue bond issue by Orem City, Utah. This note payable was repaid in May 2001 from funds available under the Company's revolving credit facility.

2001 Covenant Compliance

     For quarters ended March 31, 2001 and for each fiscal quarter thereafter in 2001, the BOA financing and security agreement required the Company to maintain a minimum fixed charge coverage ratio of 1.25:1 and maximum funded debt to EBITDA ratios of 3.75:1, 3.50:1, 3.25:1 and 3.00:1.

     Because the Company's 2001 business plan includes assumptions regarding results of operations and economic conditions, achievement of which is necessary for compliance with the financial covenants included in the BOA financing and security agreement in 2001, particularly the third and fourth quarters, in April 2001, the Company entered into a letter agreement with Bank of America whereby, as long as the Company maintains both a fixed charge coverage ratio of at least 1.00:1 and has a funded debt to EBITDA ratio of no more than 4.50:1 as of the September 30, 2001 and December 31, 2001 calculation dates, and as long as the Company is in compliance on all other covenants, the Bank of America will not accelerate any of its loans.

     For the quarter ended March 31, 2001, the Company's fixed charge coverage ratio was 1.48:1 and the funded debt to EBITDA ratio was 2.94:1.

NOTE 3:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2001                2000
                                              -----------      --------------
                                              (unaudited)
  Metals Group:
Raw material                                     $  4,502            $  5,933
Work-in-process                                     5,380               4,295
Finished goods                                      5,092               7,214
                                                 --------            --------
  Gross inventories                                14,974              17,442
Less:   LIFO reserves                                  80                  80
                                                 --------            --------
  Metals Group inventories                         15,054              17,522
                                                 --------            --------
  Plastics Group:
Raw material                                        2,898               2,584
Work-in-process                                       310                 323
Finished goods                                      1,461               1,352
                                                 --------            --------
  Plastics Group inventories                        4,669               4,259
                                                 --------            --------
  Inventories                                    $ 19,723            $ 21,781
                                                 ========            ========


NOTE 4:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' equity for the three month period ended March 31, 2001 (in thousands):

                                    Par    Capital
                                   Value     in
                                     of    Excess    Accum-
                                   Common  of Par    ulated
                                   Stock   Value     Deficit    Total
                                   ------  -------  --------  --------
At January 1, 2001                   $152  $24,608  $ (3,201) $ 21,559
  Activity (unaudited):
Net income                              -        -       761       761
                                     ----  -------  --------  --------
At March 31, 2001                    $152  $24,608  $ (2,440) $ 22,320
                                     ====  =======  ========  ========

     The computations of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 2001 and 2000 are as follows (in thousands, except per share amounts)(unaudited):

                                                Income    Shares     EPS
                                               --------  --------  -------
     Three months ended March 31, 2001:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $    761    15,236  $  0.05
                                                                   =======
Dilutive effect of stock options                              104
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $    761    15,340  $  0.05
                                               ========  ========  =======

     Three months ended March 31, 2000:
Net loss                                       $   (977)
Less:  Preferred stock dividend accretions          (95)
                                               --------
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted EPS                    $ (1,072)    9,910  $ (0.11)
                                               ========  ========  =======

     At March 31, 2001, the Company's stock options outstanding totaled 868,000, of which 331,000 were at exercise prices below the average market price of the underlying security during the first quarter 2001. Such options include a dilutive component of 103,805 shares. The assumed conversion of potentially dilutive instruments is inconsequential in the three month period ended March 31, 2000. Therefore, basic and dilutive EPS are equal.


NOTE 5:  COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

     The Company and its subsidiaries are defendants in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. The Company believes that any material liability which can result from any of such lawsuits or proceedings has been properly reserved for in the Company's consolidated financial statements or is covered by indemnification in favor of the Company or its subsidiaries, and therefore the outcome of these lawsuits or proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     In June 1993, the U.S. Customs Service (Customs) made a demand on Chatwins Group's former industrial rubber distribution division for $612,948 in marking duties pursuant to 19 U.S.C. Sec. 1592. The duties are claimed on importations of "unmarked" hose products from 1982 to 1986. Following Chatwins Group's initial response raising various arguments in defense, including expired statute of limitations, Customs responded in January 1997 by reducing its demand to $370,968 and reiterating that demand in October 1997. Chatwins Group restated its position and continues to decline payment of the claim. Should the claim not be resolved, Customs threatens suit in the International Courts of Claims. The Company continues to believe, based on consultation with counsel, that there are facts which raise a number of procedural and substantive defenses to this claim, which will be vigorously defended. There is no applicable insurance coverage.

     In December 1999, a stockholder of Reunion filed a purported class-action lawsuit in Delaware Chancery Court alleging, among other things, that Reunion's public stockholders would be unfairly diluted in the merger with Chatwins Group. The lawsuit sought to prevent completion of the merger and, the merger having been completed, seeks rescission of the merger or awarding of damages. The lawsuit is in the initial stages of discovery. Reunion intends to vigorously contest the suit.

     The Company has been named as a defendant in seven related lawsuits filed in December 2000 or early 2001 in the Superior Court for Los Angeles County, California. The plaintiffs in these suits except one are structured settlement payees to whom Stanwich Financial Services Corp. (SFSC) is indebted. The Company and SFSC are related parties.

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

     The plaintiffs' theory of liability against the Company in these suits is based on allegations that the Company is the alter ego of SFSC and Mr. Bradley, sole shareholder and director of SFSC, and that the Company participated in the actions and omissions alleged. The Company denies these allegations and intends to vigorously defend against these lawsuits.

     The Company has been named in approximately 195 separate asbestos suits filed since January 1, 2001 by two plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth Steel Mill in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. As of the date of this report, counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.

     Reunion is involved in various litigation matters in the ordinary course of business. In the opinion of management, settlement of these and other contingent matters will not have any material effect on the Company's financial position, results of operations or liquidity.

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

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1,200,000, based on revised estimates of the remaining remediation costs. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. No decision has been rendered to date, but the Company does not believe that the cost of future remediation will exceed the amount accrued. No remediation was performed in 2000 pending the decision. However, the Company paid $118,000 for its share of legal and consulting services in connection with the hearings. At March 31, 2001, the balance accrued for these remediation costs is approximately $1,141,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.


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

     The Metals Group, through its five manufacturing divisions (representing the divisions of the former Chatwins Group plus the acquired Kingway and NPSAC business), designs, manufactures and markets a broad range of fabricated and machined industrial metal parts and products to original equipment manufacturers and end-users. The Metals Group serves over 5,000 customers.

     The Plastics Group (which is comprised of the pre-merger plastics business units of Reunion) manufactures precision molded plastic parts and provides engineered plastics services to more than 500 original equipment manufacturers.

     Reunion Industries considers these groups to be its reportable segments pursuant to the management approach.

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
  Three months ended and at
    March 31, 2001:
Metals Group                    $ 37,388   $  5,600   $    661   $ 67,955
Plastics Group                    12,235        753        137     25,854
Corporate and other                    -       (966)         1     42,972
                                --------   --------   --------   --------
  Totals                        $ 49,623      5,387   $    799   $136,781
                                ========              ========   ========
Depreciation and amortization(3)             (1,825)
Interest expense                             (2,409)
                                           --------
  Income from continuing operations
    before income taxes                    $  1,153
                                           ========
  Three months ended March 31, 2000
    and at December 31, 2000:
Metals Group                    $ 34,448   $  3,953   $    566   $ 69,838
Plastics Group                     3,109        244          -     23,485
Corporate and other                    -       (709)         6     36,623
Discontinued operations                -          -          -          9
                                --------   --------   --------   --------
  Totals                        $ 37,557      3,488   $    572   $129,955
                                ========              ========   ========
Depreciation and amortization(3)             (1,011)
Interest expense                             (2,129)
Equity in loss of continuing
  operations of affiliate                      (296)
                                           --------
  Income from continuing operations
    before income taxes                    $     52
                                           ========

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) is the primary measure used by management in assessing performance.

(2) Headquarters total assets at March 31, 2001 and December 31, 2000 are primarily comprised of goodwill of $23.9 million and $15.7 million, respectively, and deferred tax assets of $12.9 million at each.

(3) Excludes amortization of debt issuance expenses of $174,000 and $252,000 for the three month periods ended March 31, 2001 and 2000, respectively, which is included in interest expense.

NOTE 7:   DISCONTINUED OPERATIONS

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

     At March 31, 2001 and December 31, 2000, the assets and liabilities of discontinued operations are comprised primarily of the assets and liabilities of the discontinued wine grape agricultural business, the remaining reserve for expenses of the discontinued grating business and a $680,000 note payable due May 1, 2001 related to an industrial development revenue bond issue by Orem City, Utah, retained by the Company upon the sale of its domestic grating operations. This note payable was repaid in May 2001. The assets and liabilities have been separately classified on the balance sheet as net assets of (liabilities) discontinued operations. A summary follows (in thousands):

                                              At March 31,     At December 31,
                                                     2001                2000
                                              -----------      --------------
     ASSETS:                                  (unaudited)
Cash and cash equivalents                        $     99            $    711
Receivables, net                                       40                 690
Property held for sale                                246                 252
                                                 --------            --------
Total assets                                          385               1,653
                                                 --------            --------
     LIABILITIES AND EQUITY:
Current maturities of debt                            680                 680
Trade payables                                          -                 478
Other current liabilities                              24                  36
Reserve for estimated expenses                        288                 450
                                                 --------            --------
Total liabilities                                     992               1,644
                                                 --------            --------
Net assets (liabilities) of
  discontinued operations                        $   (607)           $      9
                                                 ========            ========

     Pursuant to APB 30, the consolidated financial statements reflect the operating results of discontinued operations separately from continuing operations. For 2001, there are no results from discontinued operations. For 2000, results of discontinued operations relate to the Company's discontinued wine grape agricultural operations. Summarized results of discontinued operations for the three month period ended March 31, 2000 follow (in thousands):
                                                         2000
                                                       --------
      Net sales                                        $     53
      Loss before taxes                                     (74)

     The above results of discontinued operations include actual and allocated interest expense totaling $58,000.

     In the merger, Chatwins Group was considered the acquirer for purposes of applying purchase accounting. Because Chatwins Group used the equity method to account for its approximately 37% investment in Reunion prior to the merger, the agricultural operations were not reclassified to discontinued operations. Had the agricultural operations been reclassified from equity in loss of affiliate from continuing operations, the effect on Reunion's results from continuing operations as follows (in thousands, except for per share amounts)(unaudited):
                                                      Three months ended
                                                          March 31, 2000
                                                      ------------------
Income from continuing operations                                $   869
Effect of reclassification                                           168
                                                                 -------
Adjusted income from continuing operations                         1,037
Preferred stock dividend accretions                                  (95)
                                                                 -------
Adjusted income applicable to common stockholders                $   942
                                                                 =======
Income from continuing operations per
  common share - basic and diluted                               $  0.10
                                                                 =======

Weighted average number of common shares - basic and diluted       9,910
                                                                 =======

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


RECENT DEVELOPMENTS AND OTHER MATTERS OF IMPORTANCE

Additional Shares of Reunion Common Stock

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock would be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses and the acquired Kingway business achieve specified performance levels in 2000. A preliminary determination of the number of shares to be issued was made by the board of directors at its meeting held on May 15, 2001. Such additional shares total 349,000.

Acquisition of NPS Acquisition Corp.

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. NPSAC is based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals Group product line.

     The purchase price was $10,000 plus the assumption of $10.3 million of NPSAC's liabilities, including a 15% per annum $6.9 million note payable to Shaw Industries, the former owner of Naptech Pressure Systems. Simultaneously with the acquisition, Reunion paid Shaw Industries $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America (BOA). The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first payment from funds available under its revolving credit facility. The note is unsecured and subordinate to the BOA term loan and revolving credit facilities and the 13% senior notes. [Management believes that the Company will have adequate availability under its revolving credit facility to make the remaining quarterly payments in 2001 under this note payable.]

     The transaction was accounted for as a purchase under APB 16. The estimated fair value of assets acquired included approximately $1.4 million of cash, receivables, inventories and other current assets and approximately $0.3 million of fixed assets. The purchase price in excess of net assets acquired of $8.6 million was recorded as goodwill and is being amortized over 15 years.

Repayment of $120,000 of 13% Senior Notes

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
                                  ========   ========   ========   ========

     Therefore, $120,000 principal amount of 13% senior notes was repaid by the Company on May 1, 2001 from funds available under its revolving credit facility. Of the remaining $24.855 million of senior notes, $12.5 million is scheduled to be repaid in May 2002 and $12.355 million is scheduled to be repaid in May 2003. [Management does not expect to have the internally generated liquidity necessary to fund the May 1, 2002 sinking fund payment and is in the preliminary stages of investigating various refinancing scenarios. Management believes that the Company has the ability to secure the necessary refinancing and make the $12.5 million sinking fund payment on May 1, 2002.]

Long-term debt consists of the following (000'S):
                                              At March 31,     At December 31,
                                                     2001                2000
                                              -----------      --------------
                                              (unaudited)
13% senior notes due May 1, 2003 (net of
  unamortized discount of $11 and $14)           $ 24,964            $ 24,961
BOA term loan A due March 16, 2007                 18,836              19,757
BOA capital expenditure facility                      605                 640
Note payable due February 28, 2003                  4,252                   -
Other                                               1,291               1,359
Other - related parties                             4,615               4,015
                                                 --------            --------
  Total long-term debt                             54,563              50,732
Current maturities                                 (6,441)             (4,061)
                                                 --------            --------
  Total long-term debt, less current maturities  $ 48,122            $ 46,671
                                                 ========            ========

Payment of Semi-Annual Interest on 13% Senior Notes

     On May 1, 2001 the Company made its $1.623 million semi-annual interest payment on its 13% senior notes from funds available under its revolving credit facility. [Management believes the Company will have adequate availability under its revolving credit facility to fund its November 1, 2001 semi-annual interest payment.]

Payment of $680,000 Industrial Revenue Development Bonds

     Upon the sale of its domestic grating operations in September 1999, the Company retained an obligation for a $680,000 note payable due May 1, 2001 related to an industrial development revenue bond issue by Orem City, Utah. This note payable was repaid in May 2001 from funds available under the Company's revolving credit facility.

[2001 Covenant Compliance

     For quarters ended March 31, 2001 and for each fiscal quarter thereafter in 2001, the BOA financing and security agreement required the Company to maintain a minimum fixed charge coverage ratio of 1.25:1 and maximum funded debt to EBITDA ratios of 3.75:1, 3.50:1, 3.25:1 and 3.00:1.

     Because the Company's 2001 business plan includes assumptions regarding results of operations and economic conditions, achievement of which is necessary for compliance with the financial covenants included in the BOA financing and security agreement in 2001, particularly the third and fourth quarters, in April 2001, the Company entered into a letter agreement with Bank of America whereby, as long as the Company maintains both a fixed charge coverage ratio of at least 1.00:1 and has a funded debt to EBITDA ratio of no more than 4.50:1 as of the September 30, 2001 and December 31, 2001 calculation dates, and as long as the Company is in compliance on all other covenants, the Bank of America will not accelerate any of its loans. Management believes, based on its most recent financial covenant ratio forecast, that the Company will be in compliance with the newly agreed to financial covenants and all other covenants for each quarter in 2001.]

     For the quarter ended March 31, 2001, the Company's fixed charge coverage ratio was 1.48:1 and the funded debt to EBITDA ratio was 2.94:1.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to
  Three Months Ended March 31, 2000

Metals Group

     Metals Group sales for the first quarter of 2001 totaled $37.2 million, compared to $34.4 million for the first quarter of 2000, an increase of $2.8 million, or 11%. First quarter 2000 sales excludes the approximately two and one-half months of Kingway Material Handling Company's sales prior to the Company's acquisition of Kingway simultaneously with the merger on March 16, 2000 and the full first quarter 2000 sales of NPS Acquisition Corp. acquired by the Company in January 2001. Had both of these events occurred at the beginning of 2000, Metals Group sales for the first quarter of 2000 would have been $38.6 million, indicating a pro forma decrease of $1.4 million. A increase of $5.3 million in the Company's pressure vessel product line was more than offset by decreases of $3.4 million in materials handling and computer-assisted picking systems product line and $2.4 million in cylinder sales. The increase in pressure vessel sales in the first quarter of 2001 compared to 2000 was due to a continuation of strong order levels in that product line and the recognition of $2.8 million of revenues on a large NASA contract relating to pressure vessels produced in the fourth quarter of 2000 but not received by NASA until the first quarter of 2001. The decrease in materials handling sales is the result of customer requested delays in shipments. [Management believes materials handling sales will rebound and increase during the remainder of 2001 as these delayed deliveries ship and based on large contract orders received from or committed to by a large national retail chain during the second quarter of 2001.] Sales of cylinders continues to be affected by softness in this market, [a trend which may continue for the remainder of 2001.]

     Metals Group gross profit for the first quarter of 2001 was $8.5 million, or 22.7%, compared to $6.3 million for the first quarter of 2000, or 18.2%, an increase of $2.2 million. First quarter 2000 gross profit excludes the approximately two and one-half months of Kingway Material Handling Company's sales prior to the Company's acquisition of Kingway simultaneously with the merger on March 16, 2000 and the full first quarter 2000 gross profit of NPS Acquisition Corp. acquired by the Company in January 2001. Had both of these events occurred at the beginning of 2000, Metals Group gross profit for the first quarter of 2000 would have been $7.7 million, or 20.0%, indicating a pro forma increase of $0.8 million. Pro forma gross profit and gross profit margin increased during the 2001 first quarter compared to the 2000 first quarter primarily due to a change in product mix in the 2001 first quarter, which included a significant amount of seamless pressure vessel sales, gross margins on which exceed all other product lines.

Plastics Group

     Plastics Group sales for the first quarter of 2001 totaled $12.2 million, compared to $3.1 million in the first quarter of 2000, an increase of $9.1 million. First quarter 2000 sales excludes the approximately two and one-half months of Plastics Group's sales prior to the merger on March 16, 2000. Had the Company merged at the beginning of 2000, Plastics Group sales for the first quarter of 2000 would have been $13.8 million, indicating a pro forma decrease of $1.6 million. The decrease in revenues is the continuation into 2000 of a trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics Group facilities. [Management was investigating the feasibility of opening or acquiring a molding facility in Mexico or establishing a joint venture in Mexico with an existing plastics molding company in order to counter these trends. However, management's view of current business conditions in Mexico and the impact on the Company's liquidity caused by the need to fund increased working capital demands in the Company's seamless pressure vessel product line due to a substantial increase in order levels in the first quarter of 2001 has caused management to put this plan temporarily on hold. Accordingly, the trend in Plastics Group revenue could continue during the remainder of 2001. However, first quarter 2001 Plastics Group sales of $12.2 million represents a $2.1 million increase over the fourth quarter of 2000 sales of $10.1 million, possibly indicating a reversal of this decreasing trend.]

     Plastics Group gross profit for the first quarter of 2001 was $2.0 million, or 16.4%, compared to $0.5 million, or 16.6%, for the first quarter of 2000. First quarter 2000 gross profit excludes the approximately two and one-half months of Plastics Group's gross profit prior to the merger on March 16, 2000. Had the Company merged at the beginning of 2000, Plastics Group gross profit for the first quarter of 2000 would have been $2.2 million, or 15.7%, indicating a pro forma decrease of $0.2 million. The decrease in gross profit is directly related to the decreasing trend in sales. However, cost cutting measures taken during 2000 to counter the effect on gross margin and overall operating results of the Plastics Group have resulted in an increase in margin as a percentage of sales.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first quarter of 2001 were $6.3 million, compared to $4.0 million for the first quarter of 2000, an increase of $2.3 million. Had the merger and acquisitions of Kingway and NPSAC occurred at the beginning of 2000, first quarter 2000 SGA expenses would have been $6.1 million, indicating a pro forma increase of $0.2 million. This increase is primarily due to an increase in commissions expense in the seamless pressure vessel product line as the result of the increased volume. SGA expenses as a percentage of sales increased to 12.5% for the 2001 first quarter compared to 11.7% on a pro forma basis in the 2000 first quarter. SGA as a percentage of sales was higher in the 2001 first quarter compared to 2000 due to the overall decrease in volume coupled with the increased commissions discussed above.

Other Expense

     Other expense for the first quarter of 2001 was $0.6 million, compared to other expense of $0.3 million for the first quarter of 2000, a net increase of $0.3 million. The increase in other expense in the first quarter of 2001 compared to 2000 is the result of an increase in goodwill amortization. The first quarter of 2001 includes a full quarter of goodwill amortization related to the merger and Kingway acquisition compared to the approximate two week post-merger and Kingway acquisition period in the 2000 first quarter. Also, the first quarter of 2001 includes goodwill amortization related to the NPSAC acquisition compared to no such amortization in the 2000 first quarter.
Except for goodwill amortization, there were no individually significant or offsetting items in either of the first quarters of 2001 or 2000.

Interest Expense

     Interest expense, net, for the first quarter of 2001 was $2.4 million, compared to $2.1 million for the first quarter of 2000, an increase of $0.3 million. The increase in interest expense reflects the higher level of debt of the post-merger company, which is included in the full first quarter of 2001 versus only the approximate two week post-merger period in the 2000 first quarter. [The Company anticipates that interest expense for 2001 will decrease compared to 2000 due to the lower debt level as the result of the $29.5 million of cash proceeds generated through asset sales during the second half of 2000 and the decrease in prime lending rates during the first quarter of 2001 if not increased during the remainder of 2001.]

Equity Results

     Equity in loss of continuing operations of affiliate in the first quarter of 2000 represents Chatwins Group's pre-merger share of Reunion's loss from continuing operations in that period.

Income Taxes

     There was a tax provision from continuing operations of $0.5 million for the first quarter of 2001 compared to a tax benefit of $0.8 million for the first quarter of 2000. The tax provision in the 2001 first quarter is directly related to the level of pre-tax operating results and the tax benefit in the 2000 first quarter is the result of the fact that the valuation allowance against the deferred tax assets related to the Company's net operating loss carryforwards was reduced for the tax effects of the extraordinary items discussed below.

Discontinued Operations

     There was a loss from discontinued operations during the first quarter of 2000 of $74,000 related to the discontinued wine grape agricultural operations.

Extraordinary Items

     The losses from extraordinary items in the first quarter of 2000 of $1.8 million, net of $-0- taxes, represents the pre-merger write-offs of deferred financing costs at both Chatwins Group and pre-merger Reunion.


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

Recent Developments and Other Matters of Importance

Acquisition of NPS Acquisition Corp.

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. NPSAC is based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals Group product line.

     The purchase price was $10,000 plus the assumption of $10.3 million of NPSAC's liabilities, including a 15% per annum $6.9 million note payable to Shaw Industries, the former owner of Naptech Pressure Systems. Simultaneously with the acquisition, Reunion paid Shaw Industries $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America (BOA). The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first payment from funds available under its revolving credit facility. The note is unsecured and subordinate to the BOA term loan and revolving credit facilities and the 13% senior notes. [Management believes that the Company will have adequate availability under its revolving credit facility to make the remaining quarterly payments in 2001 under this note payable.]

     The transaction was accounted for as a purchase under APB 16. The estimated fair value of assets acquired included approximately $1.4 million of cash, receivables, inventories and other current assets and approximately $0.3 million of fixed assets. The purchase price in excess of net assets acquired of $8.6 million was recorded as goodwill and is being amortized over 15 years.

Repayment of $120,000 of 13% Senior Notes

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
                                  ========   ========   ========   ========

     Therefore, $120,000 principal amount of 13% senior notes was repaid by the Company on May 1, 2001 from funds available under its revolving credit facility. Of the remaining $24.855 million of senior notes, $12.5 million is scheduled to be repaid in May 2002 and $12.355 million is scheduled to be repaid in May 2003. [Management does not expect to have the internally generated liquidity necessary to fund the May 1, 2002 sinking fund payment and is in the preliminary stages of investigating various refinancing scenarios. Management believes that the Company has the ability to secure the necessary refinancing and make the $12.5 million sinking fund payment on May 1, 2002.]

Payment of Semi-Annual Interest on 13% Senior Notes

     On May 1, 2001 the Company made its $1.623 million semi-annual interest payment on its 13% senior notes from funds available under its revolving credit facility. [Management believes the Company will have adequate availability under its revolving credit facility to fund its November 1, 2001 semi-annual interest payment.]

Payment of $680,000 Industrial Revenue Development Bonds

     Upon the sale of its domestic grating operations in September 1999, the Company retained an obligation for a $680,000 note payable due May 1, 2001 related to an industrial development revenue bond issue by Orem City, Utah. This note payable was repaid in May 2001 from funds available under the Company's revolving credit facility.

[2001 Covenant Compliance

     For quarters ended March 31, 2001 and for each fiscal quarter thereafter in 2001, the BOA financing and security agreement required the Company to maintain a minimum fixed charge coverage ratio of 1.25:1 and maximum funded debt to EBITDA ratios of 3.75:1, 3.50:1, 3.25:1 and 3.00:1.

     Because the Company's 2001 business plan includes assumptions regarding results of operations and economic conditions, achievement of which is necessary for compliance with the financial covenants included in the BOA financing and security agreement in 2001, particularly the third and fourth quarters, in April 2001, the Company entered into a letter agreement with Bank of America whereby, as long as the Company maintains both a fixed charge coverage ratio of at least 1.00:1 and has a funded debt to EBITDA ratio of no more than 4.50:1 as of the September 30, 2001 and December 31, 2001 calculation dates, and as long as the Company is in compliance on all other covenants, the Bank of America will not accelerate any of its loans. Management believes, based on its most recent financial covenant ratio forecast, that the Company will be in compliance with the newly agreed to financial covenants and all other covenants for each quarter in 2001.]

     For the quarter ended March 31, 2001, the Company's fixed charge coverage ratio was 1.48:1 and the funded debt to EBITDA ratio was 2.94:1.

Summary of 2001 Activities

     Cash and cash equivalents totaled $1.0 million (including $0.1 million classified within discontinued operations) at March 31, 2001. During the first quarter of 2001, cash and cash equivalents decreased $1.5 million, with $4.5 million used in operations, $0.8 million used in investing activities and $3.8 million provided by financing activities.

Operating Activities

     Cash used of $4.5 million for operating activities in the first quarter of 2001 was the result of an increase in net working capital, primarily an increase in receivables and a reduction in trade payables.

Investing Activities

     Capital expenditures were $0.8 million and $10,000 was used to acquire the common stock of NPSAC.

Financing Activities

     To fund the changes in working capital the Company made a net increase in borrowings under its revolving credit facility of $5.4 million, partially offset by payments of debt totaling $1.6 million including of $0.9 million of term loan A, $0.6 million of the Shaw Industries note payable and $0.1 million of other debt, primarily $35,000 of capital expenditure facility repayments and a $48,000 final payment on a note payable related to the Metals Group.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in the market risk factors which affect the Company since the end of the preceding fiscal year.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K

               First Quarter 2001:
               -------------------

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

               Second Quarter 2001:
               --------------------

                    On May 8, 2001, the Company filed a Current Report on
               Form 8-K dated May 1, 2001 to report under Item 4 that PricewaterhouseCoopers LLP resigned as independent accountants of the Company effective after the completion of the review of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

                    On May 14, 2001, the Company filed a Current Report on
               Form 8-K/A dated May 1, 2001 to file under Item 7, Exhibit 16, letter from independent accountants pursuant to Item 304(a)(3) of Regulation S-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  May 15, 2001                          REUNION INDUSTRIES, INC.
       ------------                               (Registrant)

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