Form 10-Q
period 2001-06-30
REUNION INDUSTRIES INC
filed 2001-08-14
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

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

At July 31, 2001, 15,584,619 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 36 pages.

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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            June 30, 2001 (unaudited) and December 31, 2000               4

          Condensed Consolidated Statement of Income and
            Comprehensive Income for the three and six months
            ended June 30, 2001 and 2000 (unaudited)                      5

          Condensed Consolidated Statement of Cash Flows for
            the six months ended June 30, 2001 and 2000 (unaudited)       7

          Notes to Condensed Consolidated Financial Statements            8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       19

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   32

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     32

          Item 4.  Submission of Matters to a Vote of Security Holders   34

          Item 5.  Other Information                                     35

          Item 6.  Exhibits and Reports on Form 8-K

                   (b)  Reports on Form 8-K                              36


SIGNATURES                                                               36

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    AT JUNE 30, 2001 AND DECEMBER 31, 2000
                                (in thousands)


                                               At June 30,     At December 31,
                                                     2001                2000
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    950            $  1,826
Receivables, net                                   35,594              31,777
Advances to employees                                 213                 233
Inventories, net                                   19,197              21,781
Other current assets                                2,774               3,307
Net assets of discontinued operations                 201                   9
                                                 --------            --------
     Total current assets                          58,929              58,933

Property, plant and equipment, net                 30,903              31,166
Due from related parties                            1,586               3,950
Goodwill, net                                      26,977              18,837
Deferred tax assets, net                           12,678              12,678
Other assets, net                                   3,817               4,391
                                                 --------            --------
Total assets                                     $134,890            $129,955
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving credit facilities                      $ 27,866            $ 19,367
Current maturities of debt                         18,825               4,061
Trade payables                                     18,605              21,662
Due to related parties                                629                 224
Other current liabilities                          11,304              15,133
                                                 --------            --------
     Total current liabilities                     77,229              60,447

Long-term debt                                     29,447              42,656
Long-term debt - related party                      4,615               4,015
Other liabilities                                   1,325               1,278
                                                 --------            --------
     Total liabilities                            112,616             108,396

Commitments and contingent liabilities                  -                   -
Stockholders' equity                               22,274              21,559
                                                 --------            --------
Total liabilities and stockholders' equity       $134,890            $129,955
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                       AND COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
           (in thousands, except per share information)(unaudited)

                                   Three Months Ended      Six Months Ended
                                    June 30,   June 30,   June 30,   June 30,
                                       2001       2000       2001       2000
                                   --------   --------   --------   --------
     Operating revenue:
Metals Group                       $ 32,967   $ 36,802   $ 70,355   $ 71,250
Plastics Group                       10,750     15,538     22,985     18,647
                                   --------   --------   --------   --------
  Total sales                        43,717     52,340     93,340     89,897
                                   --------   --------   --------   --------
     Cost of sales:
Metals Group                         26,296     28,398     55,227     56,582
Plastics Group                        9,324     13,039     19,557     15,633
                                   --------   --------   --------   --------
  Total cost of sales                35,620     41,437     74,784     72,215
                                   --------   --------   --------   --------
  Gross profit                        8,097     10,903     18,556     17,682
Selling, general & administrative     5,844      6,482     12,172     10,490
Other expense, net                      630        327      1,199        621
                                   --------   --------   --------   --------
  Operating profit                    1,623      4,094      5,185      6,571
Interest expense, net                 2,343      2,915      4,752      5,044
Equity in loss of continuing
  operations of affiliate                 -          -          -        296
                                   --------   --------   --------   --------
Income (loss) from continuing
  operations before income taxes       (720)     1,179        433      1,231
Provision for (benefit from)
  income taxes                         (220)       475        172       (342)
                                   --------   --------   --------   --------
Income (loss) from continuing
  operations                           (500)       704        261      1,573
Loss from discontinued
  operations, net of tax of $-0-          -       (356)         -       (430)
                                   --------   --------   --------   --------

Income (loss) before
  extraordinary items                  (500)       348        261      1,143
                                   --------   --------   --------   --------
  Extraordinary items, net of
    tax of $-0-:
Write-off of deferred financing costs     -          -          -     (1,501)
Equity in loss of extraordinary
  item of affiliate                       -          -          -       (271)
                                   --------   --------   --------   --------
  Loss from extraordinary items           -          -          -     (1,772)
                                   --------   --------   --------   --------
Net income (loss) and
  comprehensive income (loss)          (500)       348        261       (629)
Preferred stock dividend accretions       -          -          -        (95)
                                   --------   --------   --------   --------
Income (loss) applicable to
  common stockholders              $   (500)  $    348   $    261   $   (724)
                                   ========   ========   ========   ========

                           REUNION INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                       AND COMPREHENSIVE INCOME (LOSS)
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (continued)
           (in thousands, except per share information)(unaudited)

                                   Three Months Ended      Six Months Ended
                                    June 30,   June 30,   June 30,   June 30,
                                       2001       2000       2001       2000
                                   --------   --------   --------   --------
  Basic earnings (loss)
    per common share:
Continuing operations              $  (0.03)  $   0.06   $   0.02   $   0.13
Discontinued operations                   -      (0.03)         -      (0.03)
Extraordinary items                       -          -          -      (0.16)
                                   --------   --------   --------   --------
Income (loss) per common share     $  (0.03)  $   0.03   $   0.02   $  (0.06)
                                   ========   ========   ========   ========

Weighted average shares outstanding  15,585     12,489     15,585     11,214
                                   ========   ========   ========   ========

  Diluted earnings (loss)
    per common share:
Continuing operations              $  (0.03)  $   0.06   $   0.02   $   0.13
Discontinued operations                   -      (0.03)         -      (0.03)
Extraordinary items                       -          -          -      (0.16)
                                   --------   --------   --------   --------
Income (loss) per common share     $  (0.03)  $   0.03   $   0.02   $  (0.06)
                                   ========   ========   ========   ========

Weighted average shares outstanding  15,646     12,489     15,661     11,214
                                   ========   ========   ========   ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                (in thousands)
                                 (unaudited)

                                                            Six Months Ended
                                                          June 30,    June 30,
                                                             2001        2000
                                                         --------    --------
Cash used in operating activities                        $ (4,806)   $ (3,618)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                       (1,861)     (1,814)
Acquisition of NPSAC common stock                             (10)          -
Acquisition of Kingway common stock                             -        (100)
Cash acquired in merger                                         -       2,666
                                                         --------    --------
Cash provided by (used in) investing activities            (1,871)        752
                                                         --------    --------
  Cash flow from financing activities:
Proceeds from issuance of debt                                  -      30,800
Net change in revolving credit facilities                   8,499      27,836
Repayments of debt                                         (3,311)    (52,326)
Repayments of debt - related party                              -      (1,076)
Payments of deferred financing costs and closing fees           -      (1,404)
                                                         --------    --------
Cash provided by financing activities                       5,188       3,830
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents       (1,489)        964
Change in cash of discontinued operations                     613           -
Cash and cash equivalents, beginning of year                1,826         252
                                                         --------    --------
Cash and cash equivalents, end of period                 $    950    $  1,216
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2001

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2000.

Recent Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations." This statement eliminates the pooling-of-interest method for business combinations and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for purchases completed after June 30, 2001.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets." This statement eliminates the amortization of goodwill and indefinite lived intangible assets and requires such assets be reviewed for impairment at least annually. This statement is effective for goodwill and intangible assets acquired prior to July 1, 2001 upon adoption, which is required for fiscal years beginning after December 15, 2001. The Company is beginning the process of evaluating the adoption and effects of this statement on the Company.

NOTE 2:  RECENT DEVELOPMENTS AND OTHER MATTERS OF IMPORTANCE

Additional Shares of Reunion Common Stock

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock would be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses and the acquired Kingway business achieve specified performance levels in 2000. A preliminary determination of the number of shares to be issued was made by the board of directors at its meeting held on May 15, 2001. Such additional shares totaled 348,995 and were issued on May 29, 2001. The closing price of Reunion's common stock on that date was $1.30 per share. The issuance of the additional shares was recorded as a merger purchase price adjustment to goodwill.

Acquisition of NPS Acquisition Corp.

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (NPSAC) (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. NPSAC is based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals Group product line.

     The purchase price was $10,000 plus the non-cash assumption of $10.3 million of NPSAC's liabilities, including a 15% per annum $6.9 million note payable to Shaw Group, the former owner of Naptech Pressure Systems and $0.6 million of notes payable to Stanwich Financial Services Corp., a related party (see note 5). Simultaneously with the acquisition, Reunion paid Shaw Group $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America (BOA). The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first two payments from funds available under its revolving credit facility. The note is unsecured and subordinate to the BOA term loan and revolving credit facilities.

     The estimated fair value of assets acquired included approximately $1.4 million of cash, receivables, inventories and other current assets, approximately $0.3 million of fixed assets and $1.3 million of deferred tax assets which are fully reserved by a valuation allowance. The purchase price in excess of net assets acquired of $8.6 million was recorded as goodwill and is being amortized over 15 years. NPSAC's deferred tax assets are comprised primarily of net operating losses.

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

     As such, on June 1, 2000 Reunion made the required offer to purchase $2,525,000 of senior notes, of which holders of only $120,000 of senior notes tendered. However, the $25.0 million of 13% senior notes repaid from the merger proceeds was applied against Reunion's obligations for sinking fund payments and the purchase offer as follows (in thousands):

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

Long-term debt consists of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2001                2000
                                              -----------      --------------
                                              (unaudited)
13% senior notes (net of unamortized
  discount of $8 and $14)                        $ 24,847            $ 24,961
BOA term loan A due March 16, 2007                 17,914              19,757
BOA capital expenditure facility                      570                 640
Note payable due February 28, 2003                  3,645                   -
Other                                               1,296               1,359
Other - related parties                             4,615               4,015
                                                 --------            --------
  Total long-term debt                             52,887              50,732
Current maturities                                (18,825)             (4,061)
                                                 --------            --------
  Total long-term debt, less current maturities  $ 34,062            $ 46,671
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

2001 Covenant Compliance

     For the quarter ended March 31, 2001 and for each fiscal quarter thereafter in 2001, the BOA financing and security agreement required the Company to maintain a minimum fixed charge coverage ratio of 1.25:1 and maximum funded debt to EBITDA ratios of 3.75:1, 3.50:1, 3.25:1 and 3.00:1.

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

     For the quarter ended June 30, 2001, the Company's fixed charge coverage ratio was 1.34:1 and the funded debt to EBITDA ratio was 3.46:1.

NOTE 3:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2001                2000
                                              -----------      --------------
                                              (unaudited)
  Metals Group:
Raw material                                     $  4,821            $  5,933
Work-in-process                                     3,846               4,295
Finished goods                                      6,199               7,214
                                                 --------            --------
  Gross inventories                                14,866              17,442
Less:   LIFO reserves                                  80                  80
                                                 --------            --------
  Metals Group inventories                         14,946              17,522
                                                 --------            --------
  Plastics Group:
Raw material                                        2,952               2,584
Work-in-process                                       108                 323
Finished goods                                      1,191               1,352
                                                 --------            --------
  Plastics Group inventories                        4,251               4,259
                                                 --------            --------
  Inventories                                    $ 19,197            $ 21,781
                                                 ========            ========


NOTE 4:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' equity for the six month period ended June 30, 2001 (in thousands):

                                    Par    Capital
                                   Value     in
                                     of    Excess    Accum-
                                   Common  of Par    ulated
                                   Stock   Value     Deficit    Total
                                   ------  -------  --------  --------
At January 1, 2001                   $152  $24,608  $ (3,201) $ 21,559
  Activity (unaudited):
Net income                              -        -       261       261
Issuance of common stock (note 2)       3      451         -       454
                                     ----  -------  --------  --------
At June 30, 2001                     $155  $25,059  $ (2,940) $ 22,274
                                     ====  =======  ========  ========

     The computations of basic and diluted earnings per common share (EPS) for the three and six month periods ended June 30, 2001 and 2000 are as follows (in thousands, except per share amounts)(unaudited):

                                                Income
                                                (Loss)    Shares     EPS
                                               --------  --------  -------
     Three months ended June 30, 2001:
Net loss, weighted average shares
  outstanding and basic EPS                    $   (500)   15,585  $ (0.03)
                                                                   =======
Dilutive effect of stock options                               61
                                               --------  --------
Net loss, weighted average shares
  outstanding and diluted EPS                  $   (500)   15,646  $ (0.03)
                                               ========  ========  =======

     Three months ended June 30, 2000:
Net income, weighted average shares
  outstanding and basic and diluted EPS        $    348    12,489  $  0.03
                                               ========  ========  =======

     Six months ended June 30, 2001:
Net income, weighted average shares
  outstanding and basic EPS                    $    261    15,585  $  0.02
                                                                   =======
Dilutive effect of stock options                               76
                                               --------  --------
Net income, weighted average shares
  outstanding and diluted EPS                  $    261    15,661  $  0.02
                                               ========  ========  =======

     Six months ended June 30, 2000:
Net loss                                       $   (629)
Less:  Preferred stock dividend accretions          (95)
                                               --------
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted EPS                    $   (724)   11,214  $ (0.06)
                                               ========  ========  =======

     At June 30, 2001, the Company's stock options outstanding totaled 1,100,000, of which 292,500 were at exercise prices below the average market price of the underlying security during the three and six month periods ended June 30, 2001. Such options include a dilutive component of 60,990 shares for the 2001 second quarter and 76,316 shares for the 2001 year-to-date period. The remainder were at exercise prices equal to or above the average market price of the underlying security.

     At June 30, 2000, the Company's stock options outstanding totaled 869,000. On June 14, 2000, 326,000 options were awarded with an average exercise price of $1.01 per share. Such options included a dilutive component of 111,000 shares. However, due the to the short time period these options were outstanding during the three and six month periods ended June 30, 2000, basic and diluted EPS are the same. The remainder were at exercise prices equal to or above the average market price of the underlying security.

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

     The Company has been named as a defendant in fifteen consolidated lawsuits filed in December 2000 or early 2001 in the Superior Court for Los Angeles County, California, three of which are purported class actions asserted on behalf of approximately 200 payees. The plaintiffs in these suits except one are structured settlement payees to whom Stanwich Financial Services Corp. (SFSC) is indebted. The Company and SFSC are related parties.

     In addition to the Company, there are numerous defendants in these suits, including SFSC, Mr. Bradley, the sole shareholder of SFSC's parent, several major financial institutions and certain others. All of these suits arise out of the inability of SFSC to make structured settlement payments when due. Pursuant to the court's order, plaintiffs in the purported class actions and plaintiffs in the individual cases actions filed a model complaint. Except for the class allegations, the two model complaints are identical and assert causes of action for breach of contract, breach of fiduciary duty, breach of applied covenant of good faith and fair dealing, declaratory relief, tortious interference with contract, negligence, conversion, fraudulent conveyance, constructive fraud, reformation, violation of the California Unfair Competition Law and unjust enrichment. The plaintiffs seek compensatory and punitive damages, restoration of certain alleged trust assets, restitution and attorneys' fees and costs.

     The plaintiffs in one of the suits are former owners of a predecessor of SFSC and current operators of a competing structured settlement business. These plaintiffs claim that their business and reputations have been damaged by SFSC's structured settlement defaults, seek damages for unfair competition and purport to sue on behalf of the payees.

     The plaintiffs allege that the Company borrowed funds from SFSC and has not repaid these loans. The plaintiffs' theories of liability against the Company are that it is the alter ego of SFSC and Mr. Bradley and that the Company received fraudulent transfers of SFSC's assets. The plaintiffs also assert direct claims against the Company for inducing breach of contract and aiding and abetting an alleged breach of fiduciary duty by SFSC. The court has sustained a demurrer to the model complaints by one of the defendants with leave to amend. The plaintiff's amended complaints are due by August 16, 2001.

     On May 25, 2001, SFSC filed a chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the District of Connecticut. SFSC filed an adversary proceeding in the bankruptcy case against the plaintiffs seeking a declaration that the structured settlement trust assets are the property of the bankruptcy estate. On July 16, 2001, the bankruptcy court granted a temporary restraining order enjoining the plaintiffs from prosecuting their claims against the Company, SFSC, Mr. Bradley and others. On August 7, 2001, the bankruptcy court, pursuant to the stipulation of the parties, ordered that, pending the August 15, 2001 hearing on SFSC's motion for preliminary injunction, the plaintiffs shall take no action to prosecute any claim in the litigation against the Company, Mr. Bradley and others to recover any structured settlement trust assets or any derivative claims or claims based on allegations of alter ego, fraudulent transfer or conversion. The stay on the plaintiffs' direct claims against the Company was lifted, but the plaintiffs were ordered not to conduct any discovery on those claims without leave of the bankruptcy court.

     Certain of the financial institution defendants have asserted cross-complaints against the Company for implied and express indemnity and contribution and negligence. The Company denies the allegations of the plaintiffs and the cross-complainant financial institutions and intends to vigorously defend against these lawsuits.

     The Company has been named in approximately 195 separate asbestos suits filed since January 1, 2001 by two plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth Steel Mill in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. As of the date of this report, counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. Counsel for the Company has negotiated dismissal of 95 cases without any cost to the Company.

     The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.

     On July 10, 2001, a lawsuit that alleges asbestos exposure has been filed in the Superior Court for San Francisco County in California against greater than fifty defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics Group. The lawsuit was improperly served as ORC no longer exists. On July 23, 2001, service of process was withdrawn and service of process is pending against the Company as successor-in-interest to ORC. The Company intends to vigorously defend against this lawsuit.


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

     In February 1996, Reunion was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. Since then, the Company has expended $299,000 of remediation costs and accrued an additional $60,000.

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Office of Conservation. The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1998 the Company increased this accrual by a charge of $1,200,000, based on revised estimates of the remaining remediation costs. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. No decision has been rendered to date, but the Company does not believe that the cost of future remediation will exceed the amount accrued. No remediation was performed in 2000 or to date in 2001 pending the decision. However, the Company has paid $192,000 for its share of legal and consulting services in connection with the hearings. At June 30, 2001, the balance accrued for these remediation costs is approximately $1,126,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.


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

     Reunion Industries considers these groups to be its operating segments pursuant to the management approach.

     The following represents the disaggregation of financial data:
                                                      Capital     Total
(000's)(unaudited)             Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
  Three months ended and at
    June 30, 2001:
Metals Group                    $ 32,967   $  3,884   $    515   $ 68,240
Plastics Group                    10,750        567        541     23,758
Corporate and other                    -     (1,001)         6     42,691
Discontinued operations                -          -          -        201
                                --------   --------   --------   --------
  Totals                        $ 43,717      3,450   $  1,062   $134,890
                                ========              ========   ========
Depreciation and amortization(3)             (1,827)
Interest expense                             (2,343)
                                           --------
  Loss from continuing operations
    before income taxes                    $   (720)
                                           ========
  Three months ended June 30, 2000
    and at December 31, 2000:
Metals Group                    $ 36,802   $  5,657   $    278   $ 69,838
Plastics Group                    15,538      1,049        680     23,485
Corporate and other                    -     (1,017)        27     36,623
Discontinued operations                -          -        257          9
                                --------   --------   --------   --------
  Totals                        $ 52,340      5,689   $  1,242   $129,955
                                ========              ========   ========
Depreciation and amortization(3)             (1,595)
Interest expense                             (2,915)
                                           --------
  Income from continuing operations
    before income taxes                    $  1,179
                                           ========

  Six months ended June 30, 2001:
Metals Group                    $ 70,355   $  9,484   $  1,176
Plastics Group                    22,985      1,320        678
Corporate and other                    -     (1,967)         7
                                --------   --------   --------
  Totals                        $ 93,340      8,837   $  1,861
                                ========              ========
Depreciation and amortization(3)             (3,652)
Interest expense                             (4,752)
                                           --------
  Income from continuing operations
    before income taxes                    $    433
                                           ========
  Six months ended June 30, 2000:
Metals Group                    $ 71,250   $  9,610   $    844
Plastics Group                    18,647      1,544        680
Corporate and other                    -     (1,627)        33
Discontinued operations                -          -        257
                                --------   --------   --------
  Totals                        $ 89,897      9,527   $  1,814
                                ========              ========
Depreciation and amortization(3)             (2,956)
Interest expense                             (5,044)
Equity in loss of continuing
  operations of affiliate                      (296)
                                           --------
  Income from continuing operations
    before income taxes                    $  1,231
                                           ========
                                    - 17 -

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) is the primary measure used by management in assessing performance.

(2) Corporate and other total assets at June 30, 2001 and December 31, 2000 are primarily comprised of goodwill of $23.9 million and $15.7 million, respectively, and deferred tax assets of $12.7 million at each date.

(3) Excludes amortization of debt issuance expenses of $174,000 and $405,000 for the three month periods ended June 30, 2001 and 2000, respectively, and $348,000 and $657,000 for the six month periods ended June 30, 2001 and 2000, respectively, which are included in interest expense.


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

     At June 30, 2001 and December 31, 2000, the assets and liabilities of discontinued operations are comprised primarily of the assets and liabilities of the discontinued wine grape agricultural business and the remaining reserve for expenses of the discontinued grating business. The liabilities of discontinued operations at December 31, 2000 also included a $680,000 note payable due May 1, 2001 related to an industrial development revenue bond issue by Orem City, Utah, retained by the Company upon the sale of its domestic grating operations. This note payable was repaid in May 2001. The assets and liabilities have been separately classified on the balance sheet as net assets of discontinued operations. A summary follows (in thousands):

                                               At June 30,     At December 31,
                                                     2001                2000
                                              -----------      --------------
     ASSETS:                                  (unaudited)
Cash and cash equivalents                        $     98            $    711
Receivables, net                                       37                 690
Property held for sale                                246                 252
                                                 --------            --------
Total assets                                          381               1,653
                                                 --------            --------
     LIABILITIES AND EQUITY:
Current maturities of debt                              -                 680
Trade payables                                          4                 478
Other current liabilities                              42                  36
Reserve for estimated expenses                        134                 450
                                                 --------            --------
Total liabilities                                     180               1,644
                                                 --------            --------
Net assets of discontinued operations            $    201            $      9
                                                 ========            ========

     Pursuant to APB 30, the consolidated financial statements reflect the operating results of discontinued operations separately from continuing operations. For 2001, there are no results from discontinued operations. For 2000, results of discontinued operations relate to the Company's discontinued wine grape agricultural operations. Summarized results of discontinued operations for the three and six month periods ended June 30, 2000 follow (in thousands):
                                                        3-Mos.    6-Mos.
                                                       --------  --------
      Net sales                                        $  1,147  $  1,200
      Loss before taxes                                    (356)     (430)

     The above results of discontinued operations include actual and allocated interest expense totaling $350,000 and $408,000 for the three and six month periods ended June 30, 2000, respectively.


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


RECENT DEVELOPMENTS AND OTHER MATTERS OF IMPORTANCE

Additional Shares of Reunion Common Stock

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock would be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses and the acquired Kingway business achieve specified performance levels in 2000. A preliminary determination of the number of shares to be issued was made by the board of directors at its meeting held on May 15, 2001. Such additional shares totaled 348,995 and were issued on May 29, 2001. The closing price of Reunion's common stock on that date was $1.30 per share. The issuance of the additional shares was recorded as a merger purchase price adjustment to goodwill.

Acquisition of NPS Acquisition Corp.

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. NPSAC is based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals Group product line.

     The purchase price was $10,000 plus the non-cash assumption of $10.3 million of NPSAC's liabilities, including a 15% per annum $6.9 million note payable to Shaw Group, the former owner of Naptech Pressure Systems and $0.6 million of notes payable to Stanwich Financial Services Corp., a related party. Simultaneously with the acquisition, Reunion paid Shaw Group $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America (BOA). The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first two payments from funds available under its revolving credit facility. The note is unsecured and subordinate to the BOA term loan and revolving credit facilities.

     The estimated fair value of assets acquired included approximately $1.4 million of cash, receivables, inventories and other current assets, approximately $0.3 million of fixed assets and $1.3 million of deferred tax assets which are fully reserved by a valuation allowance. The purchase price in excess of net assets acquired of $8.6 million was recorded as goodwill and is being amortized over 15 years. NPSAC's deferred tax assets are comprised primarily of net operating losses.

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

     As such, on June 1, 2000 Reunion made the required offer to purchase $2,525,000 of senior notes, of which holders of only $120,000 of senior notes tendered. However, the $25.0 million of 13% senior notes repaid from the merger proceeds was applied against Reunion's obligations for sinking fund payments and the purchase offer as follows (in thousands):

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
                                  ========   ========   ========   ========

     Therefore, $120,000 principal amount of 13% senior notes was repaid by the Company on May 1, 2001 from funds available under its revolving credit facility. Of the remaining $24.855 million of senior notes, $12.5 million is scheduled to be repaid in May 2002 and $12.355 million is scheduled to be repaid in May 2003. [Management does not expect to have the internally generated liquidity necessary to fund the May 1, 2002 sinking fund payment and is in the preliminary stages of investigating various refinancing and repayment scenarios. Such scenarios involve not only mezzanine or additional term debt, which could potentially include warrants, but also could involve other considerations such as a request to the noteholders for an extension of the sinking fund payment date. Management believes that the Company has the ability to secure the necessary funds and make the $12.5 million sinking fund payment on May 1, 2002.]

Long-term debt consists of the following (000'S):

                                               At June 30,     At December 31,
                                                     2001                2000
                                              -----------      --------------
                                              (unaudited)
13% senior notes due May 1, 2003 (net of
  unamortized discount of $8 and $14)            $ 24,847            $ 24,961
BOA term loan A due March 16, 2007                 17,914              19,757
BOA capital expenditure facility                      570                 640
Note payable due February 28, 2003                  3,645                   -
Other                                               1,296               1,359
Other - related parties                             4,615               4,015
                                                 --------            --------
  Total long-term debt                             52,887              50,732
Current maturities                                (18,825)             (4,061)
                                                 --------            --------
  Total long-term debt, less current maturities  $ 34,062            $ 46,671
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

[2001 Covenant Compliance

     For the quarter ended March 31, 2001 and for each fiscal quarter thereafter in 2001, the BOA financing and security agreement required the Company to maintain a minimum fixed charge coverage ratio of 1.25:1 and maximum funded debt to EBITDA ratios of 3.75:1, 3.50:1, 3.25:1 and 3.00:1.

     Because the Company's 2001 business plan includes assumptions regarding results of operations and economic conditions, achievements of which are necessary for compliance with the financial covenants included in the BOA financing and security agreement in 2001, particularly the third and fourth quarters, in April 2001, the Company entered into a letter agreement with Bank of America whereby, as long as the Company maintains both a fixed charge coverage ratio of at least 1.00:1 and has a funded debt to EBITDA ratio of no more than 4.50:1 as of the September 30, 2001 and December 31, 2001 calculation dates, and as long as the Company is in compliance on all other covenants, the Bank of America will not accelerate any of its loans.]

     For the quarter ended June 30, 2001, the Company's fixed charge coverage ratio was 1.34:1 and the funded debt to EBITDA ratio was 3.46:1.

     [The Company prepares monthly forecasts of its financial covenants using year-to-date actual results and forecasts of quarterly results of operations and funded debt levels for the next two quarters. As of the date of this report, July 2001 results of operations and debt levels are not final. The current forecast indicates that the Company will be close to but in compliance with its financial covenants in the third and fourth quarters of 2001.

     Forecasted results of operations and funded debt levels are based on assumptions that management believes are reasonable based on conditions in the markets it serves, the overall economy and other factors at the time forecasts are prepared. If one or more of these assumptions do not occur or if overall economic conditions and conditions in the markets served by the Company worsen, the Company could fall out of compliance with one or both of its financial covenants during the third and fourth quarters of 2001. Also, should a monthly forecast of ratios indicate that the Company may fall out of compliance with one or both ratios in the current or future quarters, management would take actions necessary to achieve ratio compliance including, but not limited to, cost cutting measures and a restriction on capital expenditures. If all such actions taken together are not enough to achieve ratio compliance, the Company will seek to renegotiate or obtain waivers of its financial covenants. Although management believes it is unlikely, in the event that the Company is not in compliance with one or both of its financial ratios or is unsuccessful in renegotiating its covenants or obtaining the necessary waivers, the lenders would have various remedies available to them including, but not limited to, acceleration of all amounts outstanding under the term and revolving credit facilities and a liquidation of its collateral.]


RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to
  Three Months Ended June 30, 2000

Metals Group

     Metals Group sales for the second quarter of 2001 totaled $33.0 million, compared to $36.8 million for the second quarter of 2000, a decrease of $3.8 million, or 11%. Second quarter 2000 sales excludes the second quarter 2000 sales of NPS Acquisition Corp. acquired by the Company in January 2001. Had this event occurred at the beginning of 2000, Metals Group sales for the second quarter of 2000 would have been $37.7 million, indicating a pro forma decrease of $4.7 million. Increases of $0.8 million in the Company's pressure vessel product line and $0.3 million materials handling and computer-assisted picking systems product line were more than offset by decreases of $2.9 million in cylinder sales, $2.6 million in crane and bridge structure sales and $0.3 million in leaf spring sales. The increase in pressure vessel sales in the second quarter of 2001 compared to 2000 was due to a continuation of strong order levels in that product line, the backlog for which at the end of 2000 was $8.6 million higher than at the end of 1999. Sales of cylinders continues to be affected by softness in this market, [a trend which the Company believes will continue for the remainder of 2001.] Sales of leaf springs in the second quarter 2001 were impacted by the economic downturn as consumers decreased spending on recreational items, particularly in the marine market.

     Metals Group gross profit for the second quarter of 2001 was $6.7 million, or 20.4%, compared to $8.4 million for the second quarter of 2000, or 22.8%, a decrease of $1.7 million. Second quarter 2000 gross profit excludes the second quarter 2000 gross profit of NPS Acquisition Corp., acquired by the Company in January 2001. Had this event occurred at the beginning of 2000, Metals Group gross profit for the second quarter of 2000 would have been $8.7 million, or 23.1%, indicating a pro forma decrease of $2.0 million. Gross profit and gross profit margin decreased during the 2001 second quarter compared to the pro forma 2000 second quarter primarily due to the decreased volume in the bridge structure, crane and cylinder product lines, resulting in a decreased ability to absorb fixed overheads, particularly at the Company's mobile cylinder production facility in Milwaukee, Wisconsin, which has seen volume decrease over 40% since last year. [The Company is currently considering combining the operations of its Milwaukee, Wisconsin and Chicago, Illinois cylinder manufacturing locations in order improve efficiencies and counter this trend.]

     Metals Group EBITDA for the second quarter of 2001 was $3.9 million, or 11.8%, compared to $5.7 million for the second quarter of 2000, or 15.4%, a decrease of $1.8 million. Second quarter 2000 EBITDA excludes the second quarter 2000 EBITDA of NPS Acquisition Corp., acquired by the Company in January 2001. Had this event occurred at the beginning of 2000, Metals Group EBITDA for the second quarter of 2000 would have been $5.9 million, or 16.1%, indicating a pro forma decrease of $2.0 million. EBITDA and EBITDA as a percentage of sales decreased during the 2001 second quarter compared to the pro forma 2000 second quarter primarily due to the same factors effecting gross profit and gross profit margin discussed above.

Plastics Group

     Plastics Group sales for the second quarter of 2001 totaled $10.8 million, compared to $15.5 million in the second quarter of 2000, a decrease of $4.7 million. Second quarter 2000 Plastics Groups sales included $2.6 million from its former Irish plastics subsidiary which the Company sold in the 2000 third quarter. On a proforma basis, Plastic Group 2000 sales excluding sales of the Irish business would be $12.9 million, indicating a $2.1 million decrease quarter-to-quarter. The remaining decrease in revenues is the continuation into 2001 of a trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics Group facilities. [Management was investigating the feasibility of opening or acquiring a molding facility in Mexico or establishing a joint venture in Mexico with an existing plastics molding company in order to counter these trends. However, management's view of current business conditions in the United States and Mexico has caused management to put this plan temporarily on hold. Accordingly, the trend in Plastics Group revenue could continue during the remainder of 2001.]

     Plastics Group gross profit for the second quarter of 2001 was $1.4 million, or 13.3%, compared to $2.5 million, or 16.1%, for the second quarter of 2000. Second quarter 2000 Plastics Groups gross profit included $0.4 million from its former Irish plastics subsidiary which the Company sold in the 2000 third quarter. On a proforma basis, Plastic Group 2000 gross profit excluding the gross profit of the Irish business would be $2.1 million, indicating a $0.7 million decrease quarter-to-quarter. The remaining decrease in gross profit is directly related to the decreasing trend in sales, resulting in inefficiencies and the inability to absorb fixed overheads. [However, management believes cost cutting measures taken during June 2001, including personnel reductions in sales and administration, to counter the effect on gross margin and overall operating results of the Plastics Group will result in an increase in margin as a percentage of sales.] The cost of these reductions was inconsequential as the Company paid no severance packages and retained no post-severance obligations related to these reductions. [Management estimates the savings from these reductions to be approximately $1.0 million annually.]

     Plastics Group EBITDA for the second quarter of 2001 was less than $0.6 million, or 5.3%, compared to $1.0 million for the second quarter of 2000, or 6.8%, a decrease of $0.4 million. Second quarter 2000 Plastics Groups EBITDA included $0.3 million from its former Irish plastics subsidiary which the Company sold in the 2000 third quarter. On a proforma basis, Plastic Group 2000 EBITDA excluding the EBITDA of the Irish business would be $0.8 million, indicating a $0.2 million decrease quarter-to-quarter. EBITDA and EBITDA as a percentage of sales decreased during the 2001 second quarter compared to the pro forma 2000 second quarter primarily due to the same factors effecting gross profit and gross profit margin discussed above.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the second quarter of 2001 were $5.8 million, compared to $6.5 million for the second quarter of 2000, a decrease of $0.7 million. Second quarter 2000 SGA included $0.3 million from its former Irish plastics subsidiary which the Company sold in the 2000 third quarter. On a proforma basis, Plastic Group 2000 SGA excluding SGA of the Irish business would be $6.2 million, indicating a $0.4 million decrease quarter-to-quarter. The remaining decrease in SGA is directly related to the decreasing trend in sales, resulting in lower commissions expense. SGA expenses as a percentage of sales increased to 13.4% for the 2001 second quarter compared to 12.4% on a proforma basis in the 2000 second quarter. SGA as a percentage of sales was higher in the 2001 second quarter compared to 2000 due to the overall decrease in volume without associated decreases in fixed administrative costs, primarily sales and administrative compensation. [However, management believes cost cutting measures taken during June 2001, including personnel reductions in sales and administration, will result in a decrease in SGA as a percentage of sales.]

Other Expense

     Other expense for the second quarter of 2001 was $0.6 million, compared to other expense of $0.3 million for the second quarter of 2000, a net increase of $0.3 million. The increase in other expense in the second quarter of 2001 compared to 2000 is the result of an increase in goodwill amortization as the result of the $8.6 million of goodwill created in the NPSAC acquisition in January 2001 compared to no such amortization in the 2000 second quarter. Except for goodwill amortization, there were no individually significant or offsetting items in either of the second quarters of 2001 or 2000.

Interest Expense

     Interest expense, net, for the second quarter of 2001 was $2.3 million, compared to $2.9 million for the second quarter of 2000, a decrease of $0.6 million. The decrease in interest expense reflects the lower level of debt of the Company as the result of the $29.5 million of cash proceeds generated through asset sales during the second half of 2000 partially offset by the debt assumed in the NPSAC acquisition. The decrease in interest expense is also the result of the lower interest rates on the Company's Bank of America facilities due to rate reductions by the Federal Reserve Bank after June 2000. [The Company anticipates that interest expense for 2001 will continue to decrease compared to 2000 due to the lower debt level as the result of the $29.5 million of cash proceeds generated through asset sales during the second half of 2000 and the decrease in prime lending rates during the first half of 2001 if not increased during the remainder of 2001.]

Income Taxes

     There was a tax benefit from continuing operations of $0.2 million for the second quarter of 2001 compared to a tax provision of $0.5 million for the second quarter of 2000. The tax benefit in the 2001 second quarter and the tax provision in the 2000 second are directly related to the level of pre-tax operating results in each period.

Discontinued Operations

     There was a loss from discontinued operations during the second quarter of 2000 of $356,000 related to the discontinued wine grape agricultural operations.

Six Months Ended June 30, 2001 Compared to
  Six Months Ended June 30, 2000

Metals Group

     Metals Group sales for the first half of 2001 totaled $70.4 million, compared to $71.3 million for the first half of 2000, a decrease of $0.9 million, or 1%. First half 2000 sales excludes the approximately two and one-half months of Kingway Material Handling Company's sales prior to the Company's acquisition of Kingway, 2000 and the full first half 2000 sales of NPS Acquisition Corp. acquired by the Company in January 2001. Had both of these events occurred at the beginning of 2000, Metals Group sales for the first half of 2000 would have been $76.4 million, indicating a pro forma decrease of $6.0 million. An increase of $6.3 million in the Company's pressure vessel product line was more than offset by decreases of $5.3 million in cylinder sales, $3.5 million in bridge structure and crane sales, $3.0 million in materials handling and computer-assisted picking systems product line sales and $0.5 million in leaf spring sales. The increase in pressure vessel sales in the first half of 2001 compared to 2000 was due to a continuation of strong order levels in that product line, the backlog for which at the end of 2000 was $8.6 million higher than at the end of 1999, and the recognition of $2.8 million of revenues on a large NASA contract relating to pressure vessels produced in the fourth quarter of 2000 but not received by NASA until the first quarter of 2001. Sales of cylinders continues to be affected by softness in this market, [a trend the Company believes will continue for the remainder of 2001.] The decrease in materials handling sales is the result of customer requested delays in shipments. [Management believes materials handling sales will rebound and increase during the remainder of 2001 as these delayed deliveries ship and based on large contract orders received from or committed to by a large national retail chain during the second quarter of 2001.] Sales of leaf springs in the first half of 2001 were impacted by the economic downturn as consumers decreased spending on recreational items, particularly in the marine market.

     Metals Group gross profit for the first half of 2001 was $15.1 million, or 21.5%, compared to $14.7 million for the first half of 2000, or 20.6%, an increase of $0.4 million. First half 2000 gross profit excludes the approximately two and one-half months of Kingway Material Handling Company's gross profit prior to the Company's acquisition of Kingway and the full first half 2000 gross profit of NPS Acquisition Corp., acquired by the Company in January 2001. Had both of these events occurred at the beginning of 2000, Metals Group gross profit for the first half of 2000 would have been $16.4 million, or 21.5%, indicating a pro forma decrease of $1.3 million. Gross profit decreased during the 2001 first half compared to the proforma 2000 first half primarily due to, except for the pressure vessel product line, the lower volume and resulting lessened ability to absorb fixed costs. Gross profit margin was slightly higher in the 2001 first half compared to the 2000 first half due to product mix, which had a significant increase in higher margin pressure vessel sales period-to-period.

     Metals Group EBITDA for the first half of 2001 was $9.5 million, or 13.5%, compared to $9.6 million for the second quarter of 2000, or 13.5%, a decrease of $0.1 million. First half 2000 EBITDA excludes the approximately two and one-half months of Kingway Material Handling Company's EBITDA prior to the Company's acquisition of Kingway and the full first half 2000 gross profit of NPS Acquisition Corp., acquired by the Company in January 2001. Had these events occurred at the beginning of 2000, Metals Group EBITDA for the first half of 2000 would have been $11.8 million, or 15.4%, indicating a pro forma decrease of $2.3 million. EBITDA and EBITDA as a percentage of sales decreased during the 2001 first half compared to the pro forma 2000 first half primarily due to the same factors effecting gross profit and gross profit margin discussed above.

Plastics Group

     Plastics Group sales for the first half of 2001 totaled $23.0 million, compared to $18.6 million in the first half of 2000, an increase of $4.4 million. First half 2000 sales includes the sales of the Company's Irish plastics subsidiary, which was sold in the third quarter of 2000, but excludes the approximately two and one-half months of Plastics Group's sales prior to the merger on March 16, 2000. Had the Company merged at the beginning of 2000, excluding the Irish plastics business sales, Plastics Group sales for the first half of 2000 would have been $26.8 million, indicating a pro forma decrease of $3.8 million. The decrease in revenues is the continuation into 2001 of a trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics Group facilities. [Management was investigating the feasibility of opening or acquiring a molding facility in Mexico or establishing a joint venture in Mexico with an existing plastics molding company in order to counter these trends. However, management's view of current business conditions in the United States and Mexico has caused management to put this plan temporarily on hold. Accordingly, the trend in Plastics Group revenue could continue during the remainder of 2001.]

     Plastics Group gross profit for the first half of 2001 was $3.4 million, or 14.9%, compared to $3.0 million, or 16.2%, for the first half of 2000. First half 2000 gross profit includes the gross profit of the Company's Irish plastics subsidiary, which was sold in the third quarter of 2000, but excludes the approximately two and one-half months of Plastics Group's gross profit prior to the merger on March 16, 2000. Had the Company merged at the beginning of 2000, excluding the Irish plastics business gross profit, Plastics Group gross profit for the first half of 2000 would have been $4.3 million, indicating a pro forma decrease of $0.9 million. The decrease in gross profit is directly related to the decreasing trend in sales, resulting in inefficiencies and the inability to absorb fixed overheads. [However, management believes cost cutting measures taken during June 2001, including personnel reductions in sales and administration, to counter the effect on gross margin and overall operating results of the Plastics Group will result in an increase in margin as a percentage of sales.] The cost of these reductions was inconsequential as the Company paid no severance packages and retained no post-severance obligations related to these reductions. [Management estimates the savings from these reductions to be approximately $1.0 million annually.]

     Plastics Group EBITDA for the first half of 2001 was $1.3 million, or 5.7%, compared to $1.5 million for the first half of 2000, or 8.3%, a decrease of $0.2 million. First half 2000 EBITDA includes the EBITDA of the Company's Irish plastics subsidiary, which was sold in the third quarter of 2000, but excludes the approximately two and one-half months of Plastics Group's EBITDA prior to the merger on March 16, 2000. Had the Company merged at the beginning of 2000, excluding the Irish plastics business, Plastics Group EBITDA for the first half of 2000 would have been $2.0 million, indicating a pro forma decrease of $0.7 million. EBITDA and EBITDA as a percentage of sales decreased during the 2001 first half compared to the pro forma 2000 first half primarily due to the same factors effecting gross profit and gross profit margin discussed above.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first half of 2001 were $12.2 million, compared to $10.5 million for the first half of 2000, an increase of $1.7 million. Had the merger and acquisitions of Kingway and NPSAC occurred at the beginning of 2000, first half 2000 SGA expenses would have been $12.6 million, indicating a pro forma decrease of $0.4 million.
The remaining decrease in SGA is directly related to the decreasing trend in sales, resulting in lower commissions expense. SGA expenses as a percentage of sales increased to 13.0% for the 2001 second half compared to 12.2% on a proforma basis in the 2000 second quarter. SGA as a percentage of sales was higher in the 2001 second quarter compared to 2000 due to the overall decrease in volume without associated decreases in fixed administrative costs, primarily sales and administrative compensation. [However, management believes cost cutting measures taken during June 2001, including personnel reductions in sales and administration, will result in a decrease in SGA as a percentage of sales.] The Company retained no post-severance obligations related to these reductions.

Other Expense

     Other expense for the first half of 2001 was $1.2 million, compared to other expense of $0.6 million for the first half of 2000, a net increase of $0.6 million. The increase in other expense in the first half of 2001 compared to 2000 is the result of an increase in goodwill amortization. The first half of 2001 includes a full half of goodwill amortization related to the merger, Kingway acquisition and NPSAC acquisition compared to the approximate three-and-one-half month post-merger and Kingway acquisition period in the 2000 first half and no goodwill amortization related to the NPSAC goodwill. Except for goodwill amortization, there were no individually significant or offsetting items in either of the first halves of 2001 or 2000.

Interest Expense

     Interest expense, net, for the first half of 2001 was $4.8 million, compared to $5.0 million for the first half of 2000, a decrease of $0.2 million. The decrease in interest expense reflects the lower level of debt of the Company as the result of the $29.5 million of cash proceeds generated through asset sales during the second half of 2000 partially offset by the debt assumed in the NPSAC acquisition. The decrease in interest expense is also the result of the lower interest rates on the Company's Bank of America facilities due to rate reductions by the Federal Reserve Bank after June 2000. [The Company anticipates that interest expense for 2001 will continue to decrease compared to 2000 due to the lower debt level as the result of the $29.5 million of cash proceeds generated through asset sales during the second half of 2000 and the decrease in prime lending rates during the first half of 2001 if not increased during the remainder of 2001.]

Equity Results

     Equity in loss of continuing operations of affiliate in the first half of 2000 represents Chatwins Group's pre-merger share of Reunion's loss from continuing operations in that period.

Income Taxes

     There was a tax provision from continuing operations of $0.2 million for the first half of 2001 compared to a tax benefit of $0.3 million for the first half of 2000. The tax provision in the 2001 first half is directly related to the level of pre-tax operating results and the tax benefit in the 2000 first half is the result of the fact that the valuation allowance against the deferred tax assets related to the Company's net operating loss carryforwards was reduced for the tax effects of the extraordinary items discussed below.

Discontinued Operations

     There was a loss from discontinued operations during the first half of 2000 of $0.4 million related to the discontinued wine grape agricultural operations.

Extraordinary Items

     The losses from extraordinary items in the first half of 2000 of $1.8 million, net of $-0- taxes, represents the pre-merger write-offs of deferred financing costs at both Chatwins Group and pre-merger Reunion.

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

     The purchase price was $10,000 plus the assumption of $10.3 million of NPSAC's liabilities, including a 15% per annum $6.9 million note payable to Shaw Group, the former owner of Naptech Pressure Systems. Simultaneously with the acquisition, Reunion paid Shaw Group $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America (BOA). The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first two payments from funds available under its revolving credit facility. The note is unsecured and subordinate to the BOA term loan and revolving credit facilities.

     The estimated fair value of assets acquired included approximately $1.4 million of cash, receivables, inventories and other current assets, approximately $0.3 million of fixed assets and $1.3 million of deferred tax assets which are fully reserved by a valuation allowance. The purchase price in excess of net assets acquired of $8.6 million was recorded as goodwill and is being amortized over 15 years. NPSAC's deferred tax assets are comprised primarily of net operating losses.

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

     As such, on June 1, 2000 Reunion made the required offer to purchase $2,525,000 of senior notes, of which holders of only $120,000 of senior notes tendered. However, the $25.0 million of 13% senior notes repaid from the merger proceeds was applied against Reunion's obligations for sinking fund payments and the purchase offer as follows (in thousands):

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
                                  ========   ========   ========   ========

     Therefore, $120,000 principal amount of 13% senior notes was repaid by the Company on May 1, 2001 from funds available under its revolving credit facility. Of the remaining $24.855 million of senior notes, $12.5 million is scheduled to be repaid in May 2002 and $12.355 million is scheduled to be repaid in May 2003. [Management does not expect to have the internally generated liquidity necessary to fund the May 1, 2002 sinking fund payment and is in the preliminary stages of investigating various refinancing and repayment scenarios. Such scenarios involve not only mezzanine or additional term debt, which could potentially include warrants, but also could involve other considerations such as a request to the noteholders for an extension of the sinking fund payment date. Management believes that the Company has the ability to secure the necessary funds and make the $12.5 million sinking fund payment on May 1, 2002.]

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

[2001 Covenant Compliance

     For the quarter ended March 31, 2001 and for each fiscal quarter thereafter in 2001, the BOA financing and security agreement required the Company to maintain a minimum fixed charge coverage ratio of 1.25:1 and maximum funded debt to EBITDA ratios of 3.75:1, 3.50:1, 3.25:1 and 3.00:1.

     Because the Company's 2001 business plan includes assumptions regarding results of operations and economic conditions, achievements of which are necessary for compliance with the financial covenants included in the BOA financing and security agreement in 2001, particularly the third and fourth quarters, in April 2001, the Company entered into a letter agreement with Bank of America whereby, as long as the Company maintains both a fixed charge coverage ratio of at least 1.00:1 and has a funded debt to EBITDA ratio of no more than 4.50:1 as of the September 30, 2001 and December 31, 2001 calculation dates, and as long as the Company is in compliance on all other covenants, the Bank of America will not accelerate any of its loans.]

     For the quarter ended June 30, 2001, the Company's fixed charge coverage ratio was 1.34:1 and the funded debt to EBITDA ratio was 3.46:1.

     [The Company prepares monthly forecasts of its financial covenants using year-to-date actual results and forecasts of quarterly results of operations and funded debt levels for the next two quarters. As of the date of this report, July 2001 results of operations and debt levels are not final. The current forecast indicates that the Company will be close to but in compliance with its financial covenants in the third and fourth quarters of 2001.

     Forecasted results of operations and funded debt levels are based on assumptions that management believes are reasonable based on conditions in the markets it serves, the overall economy and other factors at the time forecasts are prepared. If one or more of these assumptions do not occur or if overall economic conditions and conditions in the markets served by the Company worsen, the Company could fall out of compliance with one or both of its financial covenants during the third and fourth quarters of 2001. Also, should a monthly forecast of ratios indicate that the Company may fall out of compliance with one or both ratios in the current or future quarters, management would take actions necessary to achieve ratio compliance including, but not limited to, cost cutting measures and a restriction on capital expenditures. If all such actions taken together are not enough to achieve ratio compliance, the Company will seek to renegotiate or obtain waivers of its financial covenants. Although management believes it is unlikely, in the event that the Company is not in compliance with one or both of its financial ratios or is unsuccessful in renegotiating its covenants or obtaining the necessary waivers, the lenders would have various remedies available to them including, but not limited to, acceleration of all amounts outstanding under the term and revolving credit facilities and a liquidation of its collateral.]

Summary of 2001 Activities

     Cash and cash equivalents totaled $1.0 million (including $0.1 million classified within discontinued operations) at June 30, 2001. During the first half of 2001, cash and cash equivalents decreased $1.5 million, with $4.8 million used in operations, $1.9 million used in investing activities and $5.2 million provided by financing activities.

Operating Activities

     Cash used of $4.8 million for operating activities in the first half of 2001 was the result of an increase in net working capital, primarily reductions in trade payables and other current liabilities.

Investing Activities

     Capital expenditures were $1.9 million, including $1.2 million in the Metals Group and $0.7 million in the Plastics Group.

Financing Activities

     To fund the decreases in trade payables and other current liabilities, the $2.0 million payment to Shaw Group at the date of the NPSAC acquisition and to amortize principal payments under the term loan A and capital expenditure facilities, the Company made a net increase in borrowings under its revolving credit facility of $8.5 million, partially offset by payments of debt totaling $3.3 million including $1.8 million of term loan A, $1.2 million of the Shaw Group note payable and $0.3 million of other debt, primarily $120,000 of senior notes, $70,000 of capital expenditure facility repayments and a $48,000 final payment on a note payable related to the Metals Group.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in the market risk factors which affect the Company since the end of the preceding fiscal year.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

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

     The Company has been named as a defendant in fifteen consolidated lawsuits filed in December 2000 or early 2001 in the Superior Court for Los Angeles County, California, three of which are purported class actions asserted on behalf of approximately 200 payees. The plaintiffs in these suits except one are structured settlement payees to whom Stanwich Financial Services Corp. (SFSC) is indebted. The Company and SFSC are related parties.

     In addition to the Company, there are numerous defendants in these suits, including SFSC, Mr. Bradley, the sole shareholder of SFSC's parent, several major financial institutions and certain others. All of these suits arise out of the inability of SFSC to make structured settlement payments when due. Pursuant to the court's order, plaintiffs in the purported class actions and plaintiffs in the individual cases actions filed a model complaint. Except for the class allegations, the two model complaints are identical and assert causes of action for breach of contract, breach of fiduciary duty, breach of applied covenant of good faith and fair dealing, declaratory relief, tortious interference with contract, negligence, conversion, fraudulent conveyance, constructive fraud, reformation, violation of the California Unfair Competition Law and unjust enrichment. The plaintiffs seek compensatory and punitive damages, restoration of certain alleged trust assets, restitution and attorneys' fees and costs.

     The plaintiffs in one of the suits are former owners of a predecessor of SFSC and current operators of a competing structured settlement business. These plaintiffs claim that their business and reputations have been damaged by SFSC's structured settlement defaults, seek damages for unfair competition and purport to sue on behalf of the payees.

     The plaintiffs allege that the Company borrowed funds from SFSC and has not repaid these loans. The plaintiffs' theories of liability against the Company are that it is the alter ego of SFSC and Mr. Bradley and that the Company received fraudulent transfers of SFSC's assets. The plaintiffs also assert direct claims against the Company for inducing breach of contract and aiding and abetting an alleged breach of fiduciary duty by SFSC. The court has sustained a demurrer to the model complaints by one of the defendants with leave to amend. The plaintiff's amended complaints are due by August 16, 2001.

     On May 25, 2001, SFSC filed a chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the District of Connecticut. SFSC filed an adversary proceeding in the bankruptcy case against the plaintiffs seeking a declaration that the structured settlement trust assets are the property of the bankruptcy estate. On July 16, 2001, the bankruptcy court granted a temporary restraining order enjoining the plaintiffs from prosecuting their claims against the Company, SFSC, Mr. Bradley and others. On August 7, 2001, the bankruptcy court, pursuant to the stipulation of the parties, ordered that, pending the August 15, 2001 hearing on SFSC's motion for preliminary injunction, the plaintiffs shall take no action to prosecute any claim in the litigation against the Company, Mr. Bradley and others to recover any structured settlement trust assets or any derivative claims or claims based on allegations of alter ego, fraudulent transfer or conversion. The stay on the plaintiffs' direct claims against the Company was lifted, but the plaintiffs were ordered not to conduct any discovery on those claims without leave of the bankruptcy court.

     Certain of the financial institution defendants have asserted cross-complaints against the Company for implied and express indemnity and contribution and negligence. The Company denies the allegations of the plaintiffs and the cross-complainant financial institutions and intends to vigorously defend against these lawsuits.

     The Company has been named in approximately 195 separate asbestos suits filed since January 1, 2001 by two plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth Steel Mill in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. As of the date of this report, counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. Counsel for the Company has negotiated dismissal of 95 cases without any cost to the Company.

     The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.

     On July 10, 2001, a lawsuit that alleges asbestos exposure has been filed in the Superior Court for San Francisco County in California against greater than fifty defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics Group. The lawsuit was improperly served as ORC no longer exists. On July 23, 2001, service of process was withdrawn and service of process is pending against the Company as successor-in-interest to ORC. The Company intends to vigorously defend against this lawsuit.


Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of Reunion Industries stockholders held on May 15, 2001 for the record date of April 2, 2001, stockholders holding a majority of the shares of common stock of Reunion Industries voted to approve the proposals included in Reunion Industries' proxy statement as follows:

Proposal 1:  Election of Directors              For         Withhold
                                             ----------    ----------
Thomas N. Amonett                            14,734,680         3,656
Charles E. Bradley, Sr.                      14,734,680         3,656
Kimball J. Bradley                           14,734,650         3,686
Thomas L. Cassidy                            14,734,680         3,656
W. R. Clerihue                               14,734,680         3,656
Joseph C. Lawyer                             14,734,680         3,656
Franklin Myers                               14,734,680         3,656
John G. Poole                                14,734,680         3,656


Proposal 2:  To reserve an additional 600,000 shares of Reunion Industries common stock for issuance under the 1998 stock option plan

                                                          Broker
                For          Against      Abstained     Non-Votes
             ----------    ----------    ----------    ----------
             14,615,207       111,924        11,205             -

Proposal 3:  To consider and act upon such other business as may properly come before the meeting

                                                          Broker
                For          Against      Abstained     Non-Votes
             ----------    ----------    ----------    ----------
             14,693,822        11,640        32,874             -

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

     Because Chatwins Group was considered the acquirer in the merger, Reunion Industries' accumulated deficit at June 30, 2001 is primarily comprised of the historical activity of Chatwins Group which includes its historical results of operations, dividends declared and paid and the $9.0 million of unpaid liquidation value and dividend accretions. As such, the merged Reunion's accumulated deficit is largely a legacy of the former Chatwins Group's preferred stock accretions. The following supplemental disclosure of the components of the $2.9 million accumulated deficit at June 30, 2001 separates operating results from preferred stock accretions and dividends paid (in 000's):

                                                     Components
                                                    of Reunion's
                                                    Accumulated
                                                      Deficit
                                                    ------------
Accumulated deficit on May 12, 1988 (date of
  incorporation of Chatwins Group)                      $    (13)
Cumulative net income (including post-merger
  net income of $5,401)                                   12,529
Preferred stock liquidation accretions, all classes       (7,728)
Preferred stock dividend accretions, all classes          (7,293)
Dividends paid                                              (435)
                                                        --------
Accumulated deficit at June 30, 2001                    $ (2,940)
                                                        ========

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

                    On May 22, 2001, the Company filed a Current Report on
               Form 8-K/A dated May 1, 2001 to report under Item 4 that, in connection with their review of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, there has been no disagreements with Pricewaterhouse Coopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and to announce that, effective May 15, 2001, the Company had engaged Ernst & Young LLP as its new independent accountants, and to file under Item 7, Exhibit 16, the letter from independent accountants required by Item 304(a)(3) of Regulation S-K.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  August 14, 2001                       REUNION INDUSTRIES, INC.
       ---------------                            (Registrant)

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