Form 10-Q
period 2001-09-30
REUNION INDUSTRIES INC
filed 2001-11-14
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

At October 31, 2001, 15,590,619 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 39 pages.

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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            September 30, 2001 (unaudited) and December 31, 2000          4

          Condensed Consolidated Statement of Income (Loss) and
            Comprehensive Income (Loss) for the three and nine
            months ended September 30, 2001 and 2000 (unaudited)          5

          Condensed Consolidated Statement of Cash Flows
            for the nine months ended September 30,
            2001 and 2000 (unaudited)                                     7

          Notes to Condensed Consolidated Financial Statements            8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       21

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   34


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     35

          Item 3.  Defaults Upon Senior Securities                       37

          Item 5.  Other Information                                     38

          Item 6.  Exhibits and Reports on Form 8-K

                   (b)  Reports on Form 8-K                              39


SIGNATURES                                                               39

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                 AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                (in thousands)


                                          At September 30,     At December 31,
                                                     2001                2000*
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,284            $  1,826
Receivables, net                                   33,640              31,777
Advances to employees                                 213                 233
Inventories, net                                   17,549              21,781
Other current assets                                2,243               3,307
                                                 --------            --------
     Total current assets                          54,929              58,924

Property, plant and equipment, net                 30,631              31,166
Due from related parties                            1,586               3,950
Goodwill, net                                      26,496              18,837
Deferred tax assets, net                           12,678              12,678
Net assets of discontinued operations                 220                   9
Other assets, net                                   3,657               4,391
                                                 --------            --------
Total assets                                     $130,197            $129,955
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Debt in default                                  $ 70,252            $      -
Revolving credit facility                               -              19,367
Current maturities of debt                             73               4,061
Trade payables                                     18,759              21,662
Due to related parties                                798                 224
Accrued interest on debt in default                 1,675                   -
Other current liabilities                           9,562              15,133
                                                 --------            --------
     Total current liabilities                    101,119              60,447

Long-term debt                                      4,848              42,656
Long-term debt - related parties                    4,615               4,015
Other liabilities                                      55               1,278
                                                 --------            --------
     Total liabilities                            110,637             108,396

Commitments and contingent liabilities                  -                   -
Stockholders' equity                               19,560              21,559
                                                 --------            --------
Total liabilities and stockholders' equity       $130,197            $129,955
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

     * - Certain amounts have been reclassified for comparative purposes.

                           REUNION INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                       AND COMPREHENSIVE INCOME (LOSS)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
           (in thousands, except per share information)(unaudited)

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                       2001       2000       2001       2000
                                   --------   --------   --------   --------
     Operating revenue:
Metals Group                       $ 30,019   $ 35,384   $100,374   $106,634
Plastics Group                        8,713     13,308     31,698     31,955
                                   --------   --------   --------   --------
  Total sales                        38,732     48,692    132,072    138,589
                                   --------   --------   --------   --------
     Cost of sales:
Metals Group                         26,617     28,327     81,844     84,909
Plastics Group                        7,866     11,456     27,423     27,089
                                   --------   --------   --------   --------
  Total cost of sales                34,483     39,783    109,267    111,998
                                   --------   --------   --------   --------
  Gross profit                        4,249      8,909     22,805     26,591
Selling, general & administrative     5,419      6,223     17,591     16,713
Other (income) expense, net             604     (4,931)     1,803     (4,310)
                                   --------   --------   --------   --------
  Operating profit (loss)            (1,774)     7,617      3,411     14,188
Interest expense, net                 2,253      2,886      7,005      7,930
Equity in loss of continuing
  operations of affiliate                 -          -          -        296
                                   --------   --------   --------   --------
Income (loss) from continuing
  operations before income taxes     (4,027)     4,731     (3,594)     5,962
Provision for (benefit from)
  income taxes                       (1,307)        20     (1,135)      (322)
                                   --------   --------   --------   --------
Income (loss) from continuing
  operations                         (2,720)     4,711     (2,459)     6,284
Loss from discontinued
  operations, net of tax of $-0-          -       (337)         -       (767)
                                   --------   --------   --------   --------

Income (loss) before
  extraordinary items                (2,720)     4,374     (2,459)     5,517
                                   --------   --------   --------   --------
  Extraordinary items, net of
    tax of $-0-:
Write-off of deferred financing costs     -        (80)         -     (1,581)
Equity in loss of extraordinary
  item of affiliate                       -          -          -       (271)
                                   --------   --------   --------   --------
  Loss from extraordinary items           -        (80)         -     (1,852)
                                   --------   --------   --------   --------
Net income (loss) and
  comprehensive income (loss)        (2,720)     4,294     (2,459)     3,665
Preferred stock dividend accretions       -          -          -        (95)
                                   --------   --------   --------   --------
Income (loss) applicable to
  common stockholders              $ (2,720)  $  4,294   $ (2,459)  $  3,570
                                   ========   ========   ========   ========

                           REUNION INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                       AND COMPREHENSIVE INCOME (LOSS)
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (continued)
           (in thousands, except per share information)(unaudited)

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                       2001       2000       2001       2000
                                   --------   --------   --------   --------
  Basic earnings (loss)
    per common share:
Continuing operations              $  (0.17)  $   0.31   $  (0.16)  $   0.49
Discontinued operations                   -      (0.02)         -      (0.06)
Extraordinary items                       -      (0.01)         -      (0.15)
                                   --------   --------   --------   --------
Income (loss) per common share     $  (0.17)  $   0.28   $  (0.16)  $   0.28
                                   ========   ========   ========   ========

Weighted average shares outstanding  15,587     15,236     15,585     12,564
                                   ========   ========   ========   ========

  Diluted earnings (loss)
    per common share:
Continuing operations              $  (0.17)  $   0.31   $  (0.16)  $   0.49
Discontinued operations                   -      (0.02)         -      (0.06)
Extraordinary items                       -      (0.01)         -      (0.15)
                                   --------   --------   --------   --------
Income (loss) per common share     $  (0.17)  $   0.28   $  (0.16)  $   0.28
                                   ========   ========   ========   ========

Weighted average shares outstanding  15,636     15,387     15,651     12,624
                                   ========   ========   ========   ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                (in thousands)
                                 (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                             2001        2000
                                                         --------    --------
Cash provided by (used in) operating activities          $ (2,907)   $  2,086
                                                         --------    --------
  Cash flow from investing activities:
Proceeds from sale of business                                  -       9,990
Capital expenditures                                       (2,517)     (3,511)
Acquisition of NPSAC common stock                             (10)          -
Acquisition of Kingway common stock                             -        (100)
Cash acquired in merger                                         -       2,666
                                                         --------    --------
Cash provided by (used in) investing activities            (2,527)      9,045
                                                         --------    --------
  Cash flow from financing activities:
Proceeds from issuance of debt                                  -      30,800
Net change in revolving credit facilities                   7,991      23,495
Borrowings                                                    534           -
Repayments of debt                                         (4,305)    (62,323)
Repayments of debt - related party                              -      (1,076)
Payments of deferred financing costs and closing fees           -      (1,404)
                                                         --------    --------
Cash provided by (used in) financing activities             4,220     (10,508)
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents       (1,214)        623
Change in cash of discontinued operations                     672         (49)
Cash and cash equivalents, beginning of year                1,826         252
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,284    $    826
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2000.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement eliminates the pooling-of-interest method for business combinations and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for purchases completed after June 30, 2001.
The Company has not engaged in any acquisitions since June 30, 2001. Acquisitions prior to June 30, 2001 were recorded as purchases in accordance with Accounting Principles Board Opinion No. 16.

     The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement eliminates the amortization of goodwill and indefinite lived intangible assets and requires such assets be reviewed for impairment at least annually. This statement is effective for goodwill and intangible assets acquired prior to July 1, 2001 upon adoption, which is required for fiscal years beginning after December 15, 2001. The Company is beginning the process of evaluating the adoption and effects of this statement on the Company. During the three and nine month periods ended September 30, 2001, the Company recorded goodwill amortization of $0.5 million and $1.4 million, respectively. The effect on basic earnings per share had the Company adopted the non-amortization of goodwill provisions of SFAS 142 at the beginning of 2001 would be a $0.02 per share increase for the three months ended and a $0.07 per share increase for the nine months ended September 30, 2001.

     The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains many of its fundamental provisions. SFAS 144 also supersedes Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" but retains its provision to separately report discontinued operations and extends that reporting to a component of an entity, as defined therein, that either has been disposed of or is classified as held for sale, thus broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001 but early adoption is permitted. As discussed in note 2, the Company's management is in the early stages of developing a corporate-wide restructuring plan, the elements of which will include asset dispositions and facility shut-downs. If the restructuring plan is approved by the Company's Board of Directors in the fourth quarter of 2001, early adoption of SFAS 144 could have a significant impact on the classification of amounts related to the restructuring plan included in its consolidated financial statements at and for the year ended December 31, 2001.


NOTE 2:  RECENT DEVELOPMENTS AND OTHER MATTERS

Restructuring and Other Actions

     As the result of downturns in several of the markets served by the Company and the resulting decrease in the Company's ability to absorb costs, management of the Company has determined to develop a plan to restructure its continuing businesses and dispose of or shut-down certain non-strategic businesses. These actions will be designed to improve productivity and operating performance.

2001 Covenant Compliance

     For the quarter ended March 31, 2001 and for each fiscal quarter thereafter in 2001, the Bank of America (BOA) financing and security agreement required the Company to maintain a minimum fixed charge coverage ratio of 1.25:1 and maximum funded debt to EBITDA ratios of 3.75:1, 3.50:1, 3.25:1 and 3.00:1.

     In April 2001, the Company entered into a letter agreement with Bank of America whereby, as long as the Company maintained both a fixed charge coverage ratio of at least 1.00:1 and had a funded debt to EBITDA ratio of no more than 4.50:1 as of the September 30, 2001 and December 31, 2001 calculation dates, and as long as the Company was in compliance on all other covenants, the Bank of America would not accelerate any of its loans.

     For the quarter ended September 30, 2001, the Company's fixed charge coverage ratio was 0.79:1 and the funded debt to EBITDA ratio was 5.61:1. As a result, the Company is in default under its BOA financing and security agreement.

     The Company and Bank of America entered into various amendments to the BOA financing and security agreement during 2000. The December 12, 2000 amendment required the Company to maintain a minimum availability under the revolving credit facility of $1.5 million. Through the second quarter of 2001, the Company had complied with this requirement. However, due to the downturn in several of the markets served by the Company during the third quarter of 2001 and the resulting decrease in the quality of the Company's borrowing base, ineligible receivables and inventory increased. Based on the borrowing base formulas as set forth in the BOA financing and security agreement, this increase in ineligibles resulted in a decrease in borrowing availability under the revolving credit facility and the Company's inability to maintain a minimum availability of $1.5 million. As a result, the Company is in default under its BOA financing and security agreement.

Semi-Annual Interest on 13% Senior Notes due November 1, 2001

     The Company was unable to fund its $1.616 million semi-annual interest payment on its 13% senior notes as it had insufficient funds available under its revolving credit facility. Failure to make the November 1 interest payment is a default under the indenture which supports the 13% Senior Notes. Under the terms of the indenture, the Company has thirty days to cure the default.

Acquisition of NPS Acquisition Corp. and Note Payable Assumption

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (NPSAC) (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. NPSAC is based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals Group segment.

     The purchase price was $10,000 plus the non-cash assumption of $10.3 million of NPSAC's liabilities, including a 15% per annum $6.9 million note payable to Shaw Group, the former owner of Naptech Pressure Systems and $0.6 million of notes payable to Stanwich Financial Services Corp., a related party. Simultaneously with the acquisition, Reunion paid Shaw Group $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America (BOA). The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first two payments from funds available under its revolving credit facility. The Company was unable to fund the third payment due August 31, 2001 as it had insufficient funds available under its revolving credit facility. The note is unsecured and subordinate to the BOA term loan and revolving credit facilities.

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

Solicitation of Consent of Senior Noteholders

     The Company is required to make sinking fund payments on its $24.855 million of senior notes of $12.5 million on May 1, 2002 and $12.355 million on May 1, 2003. On September 4, 2001, the Company solicited the consent of its senior noteholders to extend the sinking fund payment dates by two years. The solicitation expired on November 2, 2001. As part of the solicitation, the Company reserved the right to terminate it if holders of less than $22.0 million principal amount of senior notes consented. The Company has exercised its right to terminate the solicitation.

Additional Shares of Reunion Common Stock

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock would be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses and the acquired Kingway business achieve specified performance levels in 2000. A determination of the number of shares to be issued was made by the board of directors at its meeting held on May 15, 2001. Such additional shares totaled 348,995 and were issued on May 29, 2001. The closing price of Reunion's common stock on that date was $1.30 per share. The issuance of the additional shares was recorded as a merger purchase price adjustment to goodwill.

Payment of $680,000 Industrial Revenue Development Bonds

     Upon the sale of its domestic grating operations in September 1999, the Company retained an obligation for a $680,000 note payable due May 1, 2001 related to an industrial development revenue bond issue by Orem City, Utah. This note payable was repaid in May 2001 from funds available under the Company's revolving credit facility.

NOTE 3:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2001                2000
                                          ---------------      --------------
                                              (unaudited)
  Metals Group:
Raw material                                     $  4,647            $  5,933
Work-in-process                                     3,764               4,295
Finished goods                                      5,108               7,214
                                                 --------            --------
  Gross inventories                                13,519              17,442
Less:   LIFO reserves                                  80                  80
                                                 --------            --------
  Metals Group inventories                         13,599              17,522
                                                 --------            --------
  Plastics Group:
Raw material                                        2,489               2,584
Work-in-process                                       235                 323
Finished goods                                      1,226               1,352
                                                 --------            --------
  Plastics Group inventories                        3,950               4,259
                                                 --------            --------
  Inventories                                    $ 17,549            $ 21,781
                                                 ========            ========

NOTE 4:  DEBT IN DEFAULT AND LONG-TERM DEBT

Debt in default consists of the following (in thousands):

                                          At September 30,
                                                     2001
                                          ---------------
                                              (unaudited)
13% senior notes (net of discount of $5)         $ 24,850
BOA revolving credit facility                      27,358
BOA term loan A due March 16, 2007                 16,993
BOA capital expenditure facility                    1,051
                                                 --------
  Total debt in default                          $ 70,252
                                                 ========

Long-term debt consists of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2001                2000
                                          ---------------      --------------
                                              (unaudited)
13% senior notes (net of discount of $5)         $      -            $ 24,961
BOA term loan A due March 16, 2007                      -              19,757
BOA capital expenditure facility                        -                 640
Note payable due February 28, 2003                  3,645                   -
Other                                               1,276               1,359
Other - related parties                             4,615               4,015
                                                 --------            --------
  Total long-term debt                              9,536              50,732
Current maturities                                    (73)             (4,061)
                                                 --------            --------
  Total long-term debt, less current maturities  $  9,463            $ 46,671
                                                 ========            ========

NOTE 5:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' equity for the nine month period ended September 30, 2001 (in thousands):

                                    Par    Capital
                                   Value     in
                                     of    Excess    Accum-
                                   Common  of Par    ulated
                                   Stock   Value     Deficit    Total
                                   ------  -------  --------  --------
At January 1, 2001                   $152  $24,608  $ (3,201) $ 21,559
  Activity (unaudited):
Net loss                                -        -    (2,459)   (2,459)
Issuance of common stock (note 2)       3      451         -       454
Exercise of options                     1        5         -         6
                                     ----  -------  --------  --------
At September 30, 2001                $156  $25,064  $ (5,660) $ 19,560
                                     ====  =======  ========  ========

     The computations of basic and diluted earnings per common share (EPS) for the three and nine month periods ended September 30, 2001 and 2000 are as follows (in thousands, except per share amounts)(unaudited):

                                                Income
                                                (Loss)    Shares     EPS
                                               --------  --------  -------
     Three months ended September 30, 2001:
Net loss, weighted average shares
  outstanding and basic EPS                    $ (2,720)   15,587  $ (0.17)
                                                                   =======
Dilutive effect of stock options                               49
                                               --------  --------
Net loss, weighted average shares
  outstanding and diluted EPS                  $ (2,720)   15,636  $ (0.17)
                                               ========  ========  =======

     Three months ended September 30, 2000:
Net income, weighted average shares
  outstanding and basic EPS                    $  4,294    15,236  $  0.28
                                                                   =======
Dilutive effect of stock options                              151
                                               --------  --------
Net income, weighted average shares
  outstanding and diluted EPS                  $  4,294    15,387  $  0.28
                                               ========  ========  =======

     Nine months ended September 30, 2001:
Net loss, weighted average shares
  outstanding and basic EPS                    $ (2,459)   15,585  $ (0.16)
                                                                   =======
Dilutive effect of stock options                               66
                                               --------  --------
Net income, weighted average shares
  outstanding and diluted EPS                  $ (2,459)   15,651  $ (0.16)
                                               ========  ========  =======

     Nine months ended September 30, 2000:
Net income                                     $  3,665
Less:  Preferred stock dividend accretions          (95)
                                               --------
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                   3,570    12,564  $  0.28
                                                                   =======
Dilutive effect of stock options                               60
                                               --------  --------
Income applicable to common stockholders,
  weighted average shares outstanding
  and diluted EPS                              $  3,570    12,624  $  0.28
                                               ========  ========  =======

     At September 30, 2001, the Company's stock options outstanding totaled 1,093,500, of which 270,000 during the nine month period and 280,000 during the three month period ended September 30, 2001 were at exercise prices below the average market price of the underlying security. Such options include a dilutive component of 49,174 shares for the 2001 third quarter and 65,419 shares for the 2001 year-to-date period. The remainder were at exercise prices equal to or above the average market price of the underlying security.


NOTE 6:  COMMITMENTS AND CONTINGENT LIABILITIES

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

     In addition to the Company, there are numerous defendants in these suits, including SFSC, Mr. Bradley, the sole shareholder of SFSC's parent, several major financial institutions and certain others. All of these suits arise out of the inability of SFSC to make structured settlement payments when due. Pursuant to the court's order, plaintiffs in the purported class actions and plaintiffs in the individual cases actions filed a model complaint. Except for the class allegations, the two model complaints are identical. The plaintiffs seek compensatory and punitive damages, restoration of certain alleged trust assets, restitution and attorneys' fees and costs.

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

     On May 25, 2001, SFSC filed a chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the District of Connecticut. SFSC filed an adversary proceeding in the bankruptcy case against the plaintiffs seeking a declaration that the structured settlement trust assets are the property of the bankruptcy estate. On July 16, 2001, the bankruptcy court granted a temporary restraining order enjoining the plaintiffs from prosecuting their claims against the Company, SFSC, Mr. Bradley and others. As a result of this restraining order of the bankruptcy court, the Company entered a standstill agreement with the plaintiffs on August 22, 2001. Pursuant to the standstill agreement, and the stipulation of the parties to the SFSC bankruptcy case, the plaintiffs agreed to take no further action to prosecute any claim in the litigation against the Company, Mr. Bradley and others to recover any structured settlement trust assets or any derivative claims or claims based on allegations of alter ego, fraudulent transfer or conversion. The plaintiffs did not agree to waive or release their direct personal claims against the Company for damages, but the plaintiffs agreed to cease and desist the prosecution of those claims until no earlier than sixty days following service of written notice to the Company stating that they have elected to unilaterally terminate the standstill agreement.

     Plaintiffs filed second amended model complaints in the class actions and individual cases on August 24, 2001. Both model complaints allege causes of action against the Company for interference with contract and aiding and abetting breach of fiduciary duty. However, pursuant to the standstill agreement, the plaintiffs are taking no action to prosecute these claims against the Company at this time.

     Certain of the financial institution defendants have asserted cross-complaints against the Company for implied and express indemnity and contribution and negligence. The Company denies the allegations of the plaintiffs and the cross-complainant financial institutions and intends to vigorously defend against these actions and cross-actions.

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

     On July 10, 2001, a lawsuit that alleges personal injury from asbestos exposure was filed in the Superior Court for San Francisco County in California against greater than fifty defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics Group. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, agreed to defend and indemnify Reunion in this lawsuit pursuant to a contractual obligation to do so.

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

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. The Company's environmental consultant is in the process of updating the estimate of the costs to comply with this order, [but the Company does not believe that the cost of future remediation will exceed the amount accrued]. No remediation was performed in 2000 or to date in 2001 pending the decision. However, the Company has paid $202,000 for its share of legal and consulting services in connection with the hearings. At September 30, 2001, the balance accrued for these remediation costs is approximately $1,116,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.


NOTE 7:  SEGMENT DISCLOSURES

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

     The Metals Group designs, manufactures and markets a broad range of fabricated and machined industrial metal parts and products, including bridge structures and cranes, materials handling systems, seamless pressure vessels, cylinders and leaf springs. The Metals Group serves over 5,000 customers, including original equipment manufacturers and end-users.

     The Plastics Group manufactures precision molded plastic parts and provides engineered plastics services to more than 500 original equipment manufacturers.

     Prior to the third quarter of 2001, the Company considered these groups to be its reportable segments for financial reporting purposes. Due to the downturns in the markets for several of the Company's Metals Group products and the resulting significant variation in product line gross margins, management reevaluated the definition of its segments and has concluded that, except for the Plastics Group, which will continue to be reported as a single segment, former Metals Group product lines are now considered to be segments for financial reporting purposes.

     The following represents the disaggregation of financial data by segment (000's)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
  Three months ended and at
    September 30, 2001:
  Metals Group:
Bridges and cranes              $  3,247   $ (2,109)  $    194   $ 14,720
Materials handling systems        13,827      1,672        140     16,845
Seamless pressure vessels          8,042      1,431        121     19,958
Cylinders                          4,246       (285)         -     11,549
Leaf springs                         657        (34)         -      1,576
                                --------   --------   --------   --------
  Subtotal Metals Group           30,019        675        455     64,648

Plastics Group                     8,713        223        200     23,265
Corporate and other                    -       (857)         1     42,064
Discontinued operations                -          -          -        220
                                --------   --------   --------   --------
  Totals                        $ 38,732         41   $    656   $130,197
                                ========              ========   ========
Depreciation and amortization(3)             (1,815)
Interest expense                             (2,253)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (4,027)
                                           ========

  Three months ended September 30, 2000
    and at December 31, 2000:
  Metals Group:
Bridges and cranes              $  5,802   $   (745)  $    958   $ 16,157
Materials handling systems        14,128      2,265        216     16,426
Seamless pressure vessels          7,723      1,876         19     21,320
Cylinders                          6,938        920         22     14,152
Leaf springs                         793         44          1      1,783
                                --------   --------   --------   --------
  Subtotal Metals Group           35,384      4,360      1,216     69,838

Plastics Group                    13,308        884        406     23,485
Corporate and other(4)                 -      4,187          3     36,623
Discontinued operations                -          -         72          9
                                --------   --------   --------   --------
  Totals                        $ 48,692      9,431   $  1,697   $129,955
                                ========              ========   ========
Depreciation and amortization(3)             (1,814)
Interest expense                             (2,886)
                                           --------
  Income from continuing operations
    before income taxes                    $  4,731
                                           ========

                                                      Capital
                               Net Sales  EBITDA(1)   Spending
                               ---------  ---------  ---------
  Nine months ended
    September 30, 2001:
  Metals Group:
Bridges and cranes              $ 12,625   $ (2,648)  $    797
Materials handling systems        38,999      5,499        580
Seamless pressure vessels         30,695      7,136        240
Cylinders                         15,776        204          -
Leaf springs                       2,279        (32)        14
                                --------   --------   --------
  Subtotal Metals Group          100,374     10,159      1,631

Plastics Group                    31,698      1,543        878
Corporate and other                    -     (2,824)         8
                                --------   --------   --------
  Totals                        $132,072      8,878   $  2,517
                                ========              ========
Depreciation and amortization(3)             (5,467)
Interest expense                             (7,005)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (3,594)
                                           ========

  Nine months ended
    September 30, 2000:
  Metals Group:
Bridges and cranes              $ 18,657   $ (1,280)  $  1,369
Materials handling systems        38,614      5,873        385
Seamless pressure vessels         22,661      5,634        230
Cylinders                         23,838      3,463         48
Leaf springs                       2,864        280         28
                                --------   --------   --------
  Subtotal Metals Group          106,634     13,970      2,060

Plastics Group                    31,955      2,428      1,086
Corporate and other(4)                 -      2,560         36
Discontinued operations                -          -        329
                                --------   --------   --------
  Totals                        $138,589     18,958   $  3,511
                                ========              ========
Depreciation and amortization(3)             (4,770)
Interest expense                             (7,930)
Equity in loss of continuing
  operations of affiliate                      (296)
                                           --------
  Income from continuing operations
    before income taxes                    $  5,962
                                           ========

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) is the primary measure used by management in assessing performance.

(2) Corporate and other total assets at September 30, 2001 and December 31, 2000 are primarily comprised of goodwill of $23.5 million and $15.7 million, respectively, and deferred tax assets of $12.7 million at each date.

(3) Excludes amortization of debt issuance expenses of $60,000 and $469,000 for the three month periods ended September 30, 2001 and 2000, respectively, and $408,000 and $1,126,000 for the nine month periods ended September 30, 2001 and 2000, respectively, which are included in interest expense.

(4) Corporate and other EBITDA for the three and nine month periods ended September 30, 2000 include a $4.9 million gain on the sale of the Company's Irish plastics line of business.


NOTE 8:   DISCONTINUED OPERATIONS

     In October 2000, the Company sold substantially all of its wine grape agricultural operations and real estate holdings and classified and began accounting for the agricultural operations as discontinued operations.

     During 1999, Chatwins Group's management adopted plans to exit the grating manufacturing business and oil and gas business through the disposition of all of its grating and oil and gas related assets. Upon adoption of the plans, Chatwins Group classified and began accounting for such businesses as discontinued operations.

     At September 30, 2001 and December 31, 2000, the assets and liabilities of discontinued operations are comprised primarily of the assets and liabilities of the discontinued wine grape agricultural business. The liabilities of discontinued operations at December 31, 2000 also included a $680,000 note payable due May 1, 2001 related to an industrial development revenue bond issue by Orem City, Utah, retained by the Company upon the sale of its domestic grating operations. This note payable was repaid in May 2001. The assets and liabilities have been separately classified on the balance sheet as net assets of discontinued operations.

     For 2001, there are no results from discontinued operations. For 2000, results of discontinued operations relate to the Company's discontinued wine grape agricultural operations. Summarized results of discontinued operations for the three and nine month periods ended September 30, 2000 follow (in thousands):
                                                        3-Mos.    9-Mos.
                                                       --------  --------
      Net sales                                        $    462  $  1,609
      Loss before taxes                                    (157)     (513)

     The above results of discontinued operations include actual and allocated interest expense totaling $352,000 and $760,000 for the three and nine month periods ended September 30, 2000, respectively.

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

     The Metals Group designs, manufactures and markets a broad range of fabricated and machined industrial metal parts and products, including bridge structures and cranes, materials handling systems, seamless pressure vessels, cylinders and leaf springs. The Metals Group serves over 5,000 customers, including original equipment manufacturers and end-users.

     The Plastics Group manufactures precision molded plastic parts and provides engineered plastics services to more than 500 original equipment manufacturers.

     Prior to the third quarter of 2001, the Company considered these groups to be its reportable segments for financial reporting purposes. Due to the downturns in the markets for several of the Company's Metals Group product lines and the resulting significant variation in product line gross margins, management reevaluated the definition of its segments and has concluded that, except for the Plastics Group, which will continue to be reported as a single segment, former Metals Group product lines are now considered to be segments for financial reporting purposes.


RECENT DEVELOPMENTS AND OTHER MATTERS

Restructuring and Other Actions

     As the result of downturns in several of the markets served by the Company and the resulting decrease in the Company's ability to absorb costs, management of the Company has determined to develop a plan to restructure its continuing businesses and dispose of or shut-down certain non-strategic businesses. These actions will be designed to improve productivity and operating performance.

     [Development of the plan and its approval by the Company's board of directors is anticipated to be completed by the end of 2001. Once approved, management of the Company expects to record a charge for restructuring costs including employee separation costs, facility shut-down and rationalization costs and asset writedowns.] At this time, a reasonably dependable estimate of the total amount of the restructuring charge does not exist. [However, management anticipates that the charge will have a significant impact on the Company's results of operations for the year and quarter ended December 31, 2001.]

2001 Covenant Compliance

     For the quarter ended March 31, 2001 and for each fiscal quarter thereafter in 2001, the Bank of America (BOA) financing and security agreement required the Company to maintain a minimum fixed charge coverage ratio of 1.25:1 and maximum funded debt to EBITDA ratios of 3.75:1, 3.50:1, 3.25:1 and 3.00:1.

     In April 2001, the Company entered into a letter agreement with Bank of America whereby, as long as the Company maintained both a fixed charge coverage ratio of at least 1.00:1 and had a funded debt to EBITDA ratio of no more than 4.50:1 as of the September 30, 2001 and December 31, 2001 calculation dates, and as long as the Company was in compliance on all other covenants, the Bank of America would not accelerate any of its loans.

     Due to the rate and level of the downturns in several of the markets served by the Company and the resulting decrease in the Company's ability to absorb costs, cost cutting and capital expenditure restriction measures taken by management during the third quarter of 2001 were not enough to achieve ratio compliance. For the quarter ended September 30, 2001, the Company's fixed charge coverage ratio was 0.79:1 and the funded debt to EBITDA ratio was 5.61:1. As a result, the Company is in default under its BOA Financing and Security Agreement.

     The Company and Bank of America entered into various amendments to the BOA financing and security agreement during 2000. The December 12, 2000 amendment required the Company to maintain a minimum availability under the revolving credit facility of $1.5 million. Through the second quarter of 2001, the Company had complied with this requirement. However, due to the downturn in several of the markets served by the Company during the third quarter of 2001 and the resulting decrease in the quality of the Company's borrowing base, ineligible receivables and inventory increased. Based on the borrowing base formulas as set forth in the BOA financing and security agreement, this increase in ineligibles resulted in a decrease in borrowing availability under the revolving credit facility and the Company's inability to maintain a minimum availability of $1.5 million. As a result, the Company is in default under its BOA financing and security agreement.

     [The Company is seeking to renegotiate or obtain waivers of its financial and minimum availability covenants. Although management believes it is unlikely, in the event that the Company is not able to successfully renegotiate its covenants or obtain the necessary waivers, the lenders have various remedies available to them including, but not limited to, acceleration of all amounts outstanding under the term and revolving credit facilities and a liquidation of their collateral.]

Semi-Annual Interest on 13% Senior Notes due November 1, 2001

     The Company was unable to fund its $1.616 million semi-annual interest payment on its 13% senior notes as it had insufficient funds available under its revolving credit facility. Failure to make the November 1 interest payment is a default under the indenture which supports the 13% senior notes. Under the terms of the indenture, the Company has thirty days to cure the default.

     Management of the Company has been in contact with certain of the Note Holders and holders representing approximately ninety percent of the principal amount of senior notes outstanding have expressed their support of the Company. [Management of the Company is continuing to work with its secured lenders as well as other alternative financing sources in an effort to pay the $1.616 million interest by November 30. Management of the Company currently believes that it will be able to obtain the necessary funds. However, there can be no assurance that management will be successful in its efforts.]

Acquisition of NPS Acquisition Corp. and Note Payable Assumption

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. NPSAC is based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals Group segment.

     The purchase price was $10,000 plus the non-cash assumption of $10.3 million of NPSAC's liabilities, including a 15% per annum $6.9 million note payable to Shaw Group, the former owner of Naptech Pressure Systems and $0.6 million of notes payable to Stanwich Financial Services Corp., a related party. Simultaneously with the acquisition, Reunion paid Shaw Group $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America (BOA). The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first two payments from funds available under its revolving credit facility. The Company was unable to fund the third payment due August 31, 2001 as it had insufficient funds available under its revolving credit facility. The note is unsecured and subordinate to the BOA term loan and revolving credit facilities.

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

     Of the remaining $24.855 million of senior notes, $12.5 million is scheduled to be repaid in May 2002 and $12.355 million is scheduled to be repaid in May 2003. [Management does not expect to have the internally generated liquidity necessary to fund the May 1, 2002 sinking fund payment and is in the process of investigating various refinancing and repayment scenarios. Such scenarios involve not only mezzanine or additional term debt, which could potentially include warrants, but also involve other considerations such as a sale of assets. If the Company is unable to make its May 2002 sinking fund payment, the Company will be in default under the indenture for the senior notes which could result in the acceleration of all amounts due under the senior notes, including all principal and accrued but unpaid interest.]

Solicitation of Consent of Senior Noteholders

     The Company is required to make sinking fund payments on its $24.855 million of senior notes of $12.5 million on May 1, 2002 and $12.355 million on May 1, 2003. On September 4, 2001, the Company solicited the consent of its senior noteholders to extend the sinking fund payment dates by two years. The solicitation expired on November 2, 2001. As part of the solicitation, the Company reserved the right to terminate it if holders of less than $22.0 million principal amount of senior notes consented. The Company has exercised its right to terminate the solicitation.

Additional Shares of Reunion Common Stock

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock would be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses and the acquired Kingway business achieve specified performance levels in 2000. A determination of the number of shares to be issued was made by the board of directors at its meeting held on May 15, 2001. Such additional shares totaled 348,995 and were issued on May 29, 2001. The closing price of Reunion's common stock on that date was $1.30 per share. The issuance of the additional shares was recorded as a merger purchase price adjustment to goodwill.

Payment of $680,000 Industrial Revenue Development Bonds

     Upon the sale of its domestic grating operations in September 1999, the Company retained an obligation for a $680,000 note payable due May 1, 2001 related to an industrial development revenue bond issue by Orem City, Utah. This note payable was repaid in May 2001 from funds available under the Company's revolving credit facility.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to
  Three Months Ended September 30, 2000

Metals Group

     Metals Group net sales and gross margins for the third quarters of 2001 and 2000 are as follows. Third quarter 2000 seamless pressure vessels sales and margins are pro forma as though the acquisition of NPSAC occurred at the beginning of 2000.
                                     Net Sales           Gross Margin
                               --------------------  --------------------
                                  2001       2000       2001       2000
                               ---------  ---------  ---------  ---------
Bridges and cranes             $   3,247  $   5,802     (51.8%)     (6.2%)
Materials handling systems        13,827     14,128      19.9%      24.4%
Seamless pressure vessels          8,042      8,648      25.1%      28.1%
Cylinders                          4,246      6,938       6.1%      22.9%
Leaf springs                         657        793       8.2%      17.7%
                               ---------  ---------  ---------  ---------
  Metals Group totals          $  30,019  $  36,309      11.3%      20.0%
                               =========  =========  =========  =========

     Order levels in the bridges and cranes segment have dropped off significantly as the steel industry continues to respond to foreign steel imports by reducing large capital project spending. The resulting decrease in sales, coupled with losses on existing bridge contracts due to back-charges stemming from product quality issues and late deliveries, have had a significant negative impact on gross margin. Materials handling systems sales are only slightly below last year's third quarter. However, a shift in product mix towards lower margin structural racking resulted in a decrease in gross margin. Seamless pressure vessel sales are down 7% from the year-ago third quarter due to the softness in the microchip and computer industry. Gross margin has been affected by the decrease in volume and a change in product mix. Sales of cylinders continues to be affected by a downturn in this market, [a trend which the Company believes will continue into 2002.] Gross margin has been affected accordingly as the decreased volume has significantly impact this segment's ability to absorb costs. Sales of leaf springs in the third quarter 2001 continued to be impacted by the economic downturn as consumers decreased spending on recreational items, particularly in the marine market, [a trend management anticipates will continue into 2002].

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation. EBITDA and EBITDA as a percentage of sales decreased significantly during the 2001 third quarter compared to the pro forma 2000 third quarter primarily due to the same factors affecting gross profit margin discussed above.

Plastics Group

     Plastics Group sales for the third quarter of 2001 totaled $8.7 million, compared to $13.3 million in the third quarter of 2000, a decrease of $4.6 million. Third quarter 2000 Plastics Group sales included $1.8 million from its former Irish plastics subsidiary which the Company sold in the 2000 third quarter. On a proforma basis, Plastic Group 2000 sales excluding sales of the Irish business would be $11.5 million, indicating a $2.8 million decrease quarter-to-quarter. This decrease in revenues is the continuation into 2001 of a trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics Group facilities. [This trend in Plastics Group revenue could continue into 2002.]

     Plastics Group gross profit for the third quarter of 2001 was $847,000, or 9.7%, compared to $1.9 million, or 13.9%, for the third quarter of 2000. Third quarter 2000 Plastics Group gross profit included $205,000 from its former Irish plastics subsidiary which the Company sold in the 2000 third quarter. On a proforma basis, Plastic Group third quarter 2000 gross profit excluding the gross profit of the Irish business would be $1.6 million, indicating a $0.8 million decrease quarter-to-quarter. This decrease in gross profit is directly related to the decreasing trend in sales, resulting in inefficiencies and the inability to absorb fixed overheads. [Depending on future sales volumes, the declining trend in gross margin could continue.]

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation. EBITDA and EBITDA as a percentage of sales decreased during the 2001 third quarter compared to the pro forma 2000 third quarter primarily due to the same factors affecting gross profit margin discussed above.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the third quarter of 2001 were $5.4 million, compared to $6.2 million for the third quarter of 2000, a decrease of $0.8 million. Third quarter 2000 proforma SGA as if the Irish plastics business was sold and NPSAC was acquired at the beginning of 2000 would be $6.1 million, a $0.7 million decrease quarter-to-quarter. This decrease in SGA is directly related to the decreasing trend in sales, resulting in lower commissions expense, and cost cutting measures taken during June 2001, which included personnel reductions in sales and administration. The cost of these reductions was inconsequential as the Company paid no severance packages and retained no post-severance obligations related to these reductions. [Management estimates the savings from these reductions to be approximately $1.0 million annually.] However, the benefits of these cost cutting measures are being offset by the continuation of the negative trend in sales and the resulting effect on the Company's ability to absorb costs. SGA expenses as a percentage of sales increased to 14.0% for the 2001 third quarter compared to 12.4% on a proforma basis in the 2000 third quarter. SGA as a percentage of sales was higher in the 2001 third quarter compared to 2000 due to the faster rate at which volume has decreased compared to decreases in fixed administrative costs.

Other Expense

     Other expense for the third quarter of 2001 was $0.6 million, compared to other income of $4.9 million for the third quarter of 2000. The third quarter 2000 includes a gain of $4.9 million from the sale of the Irish plastics business. Excluding this gain, other expenses increased $0.6 million. The increase in other expense in the third quarter of 2001 compared to 2000 is the result of an increase in goodwill amortization as the result of the $8.6 million of goodwill created in the NPSAC acquisition in January 2001 compared to no such amortization in the 2000 third quarter and a higher level of other income in the 2000 third quarter, primarily from scrap sales. There were no other individually significant or offsetting items in either of the third quarters of 2001 or 2000.

Interest Expense

     Interest expense, net, for the third quarter of 2001 was $2.3 million, compared to $2.9 million for the third quarter of 2000, a decrease of $0.6 million. The decrease in interest expense reflects the lower level of debt of the Company as the result of the $29.5 million of cash proceeds generated through asset sales during the second half of 2000 partially offset by the debt assumed in the NPSAC acquisition. The decrease in interest expense is also the result of the lower interest rates on the Company's Bank of America facilities due to the many rate reductions by the Federal Reserve after June 2000. [The Company anticipates that interest expense for 2001 will continue to decrease compared to 2000 due to the lower debt level as the result of the $29.5 million of cash proceeds generated through asset sales during the second half of 2000 and the decrease in prime lending rates during 2001.] However, during the third quarter the rate paid by the Company under its revolving credit facility with BOA increased 200 basis points due to the Company's default status under the BOA financing and security agreement.

Income Taxes

     There was a tax benefit from continuing operations of $1.3 million for the third quarter of 2001 compared to a nominal tax provision for the third quarter of 2000. The effective tax rate of just over 32% in the 2001 third quarter is lower than the statutory rate due to permanent differences between book and tax operating results, primarily non-deductible goodwill. The effective tax rate in the 2000 third quarter is significantly lower than the statutory rate as the valuation allowance against deferred tax assets related to the Company's net operating loss carryforwards was reduced for the tax effect of the $4.9 million gain on sale of the Irish plastics business.

Discontinued Operations

     There was a loss from discontinued operations during the third quarter of 2000 of $337,000 related to the discontinued wine grape agricultural operations.

Extraordinary Items

     The loss from extraordinary items in the 2000 third quarter of $80,000, net of $-0- taxes, represents the write-offs of deferred financing costs related to the early repayment of the Company's term loan B with BOA in August 2000 with the proceeds form the sale of the Company's Irish plastics business.

Nine Months Ended September 30, 2001 Compared to
  Nine Months Ended September 30, 2000

Metals Group

     Metals Group net sales and gross margins for the third quarters of 2001 and 2000 are as follows. Year 2000 materials handling systems sales and margins are pro forma as though the acquisition of Kingway occurred at the beginning of 2000. Year 2000 seamless pressure vessels sales and margins are pro forma as though the acquisition of NPSAC occurred at the beginning of 2000.
                                     Net Sales           Gross Margin
                               --------------------  --------------------
                                  2001       2000       2001       2000
                               ---------  ---------  ---------  ---------
Bridges and cranes             $  12,625  $  18,657     (11.5%)      0.5%
Materials handling systems        38,999     42,268      22.8%      23.9%
Seamless pressure vessels         30,695     25,033      28.7%      29.8%
Cylinders                         15,776     23,838      12.9%      22.9%
Leaf springs                       2,279      2,864      10.0%      20.8%
                               ---------  ---------  ---------  ---------
  Metals Group totals          $ 100,374  $ 112,660      18.5%      20.0%
                               =========  =========  =========  =========

     Order levels in the bridges and cranes segment have dropped off significantly as the steel industry continues to respond to foreign steel imports by reducing large capital project spending. The resulting decrease in sales, coupled with losses on existing bridge contracts due to back-charges stemming from product quality issues and late deliveries, have had a significant negative impact on gross margin. Materials handling systems sales are below last year's first three quarters as large retailers have held back on large warehouse and distribution center projects due to a softening in retail spending by consumers. Also, competitive pressures in the material handling systems segment have resulted in a decrease in cents per pound sales prices. A shift in product mix towards lower margin structural racking resulted in a decrease in gross margin. The increase in pressure vessel sales in the first nine months of 2001 compared to 2000 was due to a strong order levels in that product line towards the end of 2000, the backlog for which at the end of 2000 was $8.6 million higher than at the end of 1999, and the recognition of $2.8 million of revenues on a large NASA contract relating to pressure vessels produced in the fourth quarter of 2000 but not received by NASA until the first quarter of 2001. Gross margin has been affected by a change in product mix. Sales of cylinders continues to be affected by a downturn in this market, [a trend which the Company believes will continue into 2002.] Gross margin has been affected accordingly as the decreased volume has significantly impact this segment's ability to absorb costs. Sales of leaf springs in the first nine months of 2001 continued to be impacted by the economic downturn as consumers decreased spending on recreational items, particularly in the marine market, [a trend management anticipates will continue into 2002].

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation. EBITDA and EBITDA as a percentage of sales decreased significantly during the first nine months of 2001 compared to the pro forma 2000 primarily due to the same factors affecting gross profit margin discussed above.

Plastics Group

     Plastics Group sales for the first nine months of 2001 totaled $31.7 million, compared to $32.0 million in the first nine months of 2000. Year-to-date 2000 Plastics Group sales included $5.0 million from its former Irish plastics subsidiary which the Company sold in the 2000 third quarter but excluded $11.3 million of sales from the pre-March 16, 2000 merger period. On a proforma basis assuming these events occurred at the beginning of 2000, Plastic Group 2000 sales would be $38.3 million, indicating a $6.6 million decrease year-to-year. This decrease in revenues is the continuation into 2001 of a trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics Group facilities. [This trend in Plastics Group revenue could continue into 2002.]

     Plastics Group gross profit for the first nine months of 2001 was $4.3 million, or 13.5%, compared to $4.9 million, or 15.2%, for the first nine months of 2000. On a proforma basis for the events described above Plastics Group gross profit and margin would be $5.9 million, or 15.5%. The decrease in gross profit is directly related to the decreasing trend in sales, resulting in inefficiencies and the inability to absorb fixed overheads. [Depending on future sales volumes, the declining trend in gross margin could continue.]

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation. EBITDA and EBITDA as a percentage of sales decreased significantly during the first nine months of 2001 compared to the pro forma 2000 primarily due to the same factors affecting gross profit margin discussed above.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first nine months of 2001 were $17.6 million, compared to $16.7 million for the first nine months of 2000. Had the merger, the acquisitions of Kingway and NPSAC and the sale of the Company's Irish plastics business occurred at the beginning of 2000, SGA for the first nine months of 2000 would have been $18.0 million, indicating a pro forma decrease of $0.4 million. This decrease in SGA is directly related to the decreasing trend in sales, resulting in lower commissions expense, and cost cutting measures taken during June 2001, which included personnel reductions in sales and administration. The cost of these reductions was inconsequential as the Company paid no severance packages and retained no post-severance obligations related to these reductions. [Management estimates the savings from these reductions to be approximately $1.0 million annually.] However, the benefits of these cost cutting measures are being offset by the continuation of the negative trend in sales and the resulting effect on the Company's ability to absorb costs. SGA expenses as a percentage of sales increased to 13.3% for the first nine months of 2001 compared to 11.9% on a proforma basis in the 2000 period. SGA as a percentage of sales was higher in the 2001 period compared to 2000 due to the faster rate at which volume has decreased compared to decreases in fixed administrative costs.

Other Expense

     Other expense for the first nine months of 2001 was $1.8 million, compared to other income of $4.3 million for the first nine months of 2000. Excluding the $4.9 million gain on sale of the Irish plastics business, other expenses would be 0.6 million, a net increase of $1.2 million. The increase in other expense in the first nine months of 2001 compared to 2000 is the result of an increase in goodwill amortization. The first nine months of 2001 includes a full three quarters of goodwill amortization related to the merger, Kingway acquisition and NPSAC acquisition compared to the approximate six-and-one-half month post-merger and Kingway acquisition period in the 2000 first nine months and no goodwill amortization related to the NPSAC goodwill.
Except for goodwill amortization, there were no individually significant or offsetting items in either of the first nine months of 2001 or 2000.

Interest Expense

     Interest expense, net, for the first nine months of 2001 was $7.0 million, compared to $7.9 million for the first nine months of 2000, a decrease of $0.9 million. The decrease in interest expense reflects the lower level of debt of the Company as the result of the $29.5 million of cash proceeds generated through asset sales during the second half of 2000 partially offset by the debt assumed in the NPSAC acquisition. The decrease in interest expense is also the result of the lower interest rates on the Company's Bank of America facilities due to the many rate reductions by the Federal Reserve after June 2000. [The Company anticipates that interest expense for 2001 will continue to decrease compared to 2000 due to the lower debt level as the result of the $29.5 million of cash proceeds generated through asset sales during the second half of 2000 and the decrease in prime lending rates during 2001]. However, during the third quarter the rate paid by the Company under its revolving credit facility with BOA increased 200 basis points due to the Company's default status under the BOA financing and security agreement.

Equity Results

     Equity in loss of continuing operations of affiliate in the first nine months of 2000 represents Chatwins Group's pre-merger share of Reunion's loss from continuing operations in that period.

Income Taxes

     There was a tax benefit from continuing operations of $1.1 million for the first nine months of 2001 compared to a tax benefit of $0.3 million for the first nine months of 2000. The effective tax rate of almost 32% in the 2001 first nine months is lower than the statutory rate due to permanent differences between book and tax operating results, primarily non-deductible goodwill. The effective tax rate in the 2000 third quarter is significantly lower than the statutory rate as the valuation allowance against deferred tax assets related to the Company's net operating loss carryforwards was reduced for the tax effects of the $4.9 million gain on sale of the Irish plastics business and the extraordinary items discussed below.

Discontinued Operations

     There was a loss from discontinued operations during the first nine months of 2000 of $0.8 million related to the discontinued wine grape agricultural operations.

Extraordinary Items

     The losses from extraordinary items in the first nine months of 2000 of $1.9 million, net of $-0- taxes, represents the pre-merger write-offs of deferred financing costs at both Chatwins Group and pre-merger Reunion and fees related to the early repayment of the Company's term loan B with BOA in August 2000 with the proceeds form the sale of the Company's Irish plastics business.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company manages its liquidity as a consolidated enterprise. The operating groups of the Company carry minimal cash balances. Cash generated from group operating activities generally is used to repay borrowings under revolving credit arrangements, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for group operating activities generally is provided from funds available under the same revolving credit arrangement. Although the Company operates in relatively mature markets, [it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits.]

RECENT DEVELOPMENTS AND OTHER MATTERS

Restructuring and Other Actions

     As the result of downturns in several of the markets served by the Company and the resulting decrease in the Company's ability to absorb costs, management of the Company has determined to develop a plan to restructure its continuing businesses and dispose of or shut-down certain non-strategic businesses. These actions will be designed to improve productivity and operating performance.

     [Development of the plan and its approval by the Company's board of directors is anticipated to be completed by the end of 2001. Once approved, management of the Company expects to record a charge for restructuring costs including employee separation costs, facility shut-down and rationalization costs and asset writedowns.] At this time, a reasonably dependable estimate of the total amount of the restructuring charge does not exist. [However, management anticipates that the charge will have a significant impact on the Company's results of operations for the year and quarter ended December 31, 2001.]

2001 Covenant Compliance

     For the quarter ended March 31, 2001 and for each fiscal quarter thereafter in 2001, the BOA financing and security agreement required the Company to maintain a minimum fixed charge coverage ratio of 1.25:1 and maximum funded debt to EBITDA ratios of 3.75:1, 3.50:1, 3.25:1 and 3.00:1.

     In April 2001, the Company entered into a letter agreement with Bank of America whereby, as long as the Company maintained both a fixed charge coverage ratio of at least 1.00:1 and had a funded debt to EBITDA ratio of no more than 4.50:1 as of the September 30, 2001 and December 31, 2001 calculation dates, and as long as the Company was in compliance on all other covenants, the Bank of America would not accelerate any of its loans.

     Due to the rate and level of the downturns in several of the markets served by the Company and the resulting decrease in the Company's ability to absorb costs, cost cutting and capital expenditure restriction measures taken by management during the third quarter of 2001 were not enough to achieve ratio compliance. For the quarter ended September 30, 2001, the Company's fixed charge coverage ratio was 0.79:1 and the funded debt to EBITDA ratio was 5.61:1. As a result, the Company is in default under its BOA Financing and Security Agreement.

     The Company and Bank of America entered into various amendments to the BOA financing and security agreement during 2000. The December 12, 2000 amendment required the Company to maintain a minimum availability under the revolving credit facility of $1.5 million. Through the second quarter of 2001, the Company had complied with this requirement. However, due to the downturn in several of the markets served by the Company during the third quarter of 2001 and the resulting decrease in the quality of the Company's borrowing base, ineligible receivables and inventory increased. Based on the borrowing base formulas as set forth in the BOA financing and security agreement, this increase in ineligibles resulted in a decrease in borrowing availability under the revolving credit facility and the Company's inability to maintain a minimum availability of $1.5 million. As a result, the Company is in default under its BOA financing and security agreement.

     [The Company is seeking to renegotiate or obtain waivers of its financial and minimum availability covenants. Although management believes it is unlikely, in the event that the Company is not able to successfully renegotiate its covenants or obtain the necessary waivers, the lenders have various remedies available to them including, but not limited to, acceleration of all amounts outstanding under the term and revolving credit facilities and a liquidation of its collateral.]

Semi-Annual Interest on 13% Senior Notes due November 1, 2001

     The Company was unable to fund its $1.623 million semi-annual interest payment on its 13% senior notes as it had insufficient funds available under its revolving credit facility. Failure to make the November 1 interest payment is a default under the indenture which supports the 13% senior notes. Under the terms of the indenture, the Company has thirty days to cure the default.

     Management of the Company has been in contact with certain of the Note Holders and holders representing approximately ninety percent of the principal amount of senior notes outstanding have expressed their support of the Company. [Management of the Company is continuing to work with its secured lenders as well as other alternative financing sources in an effort to pay the $1.616 million interest by November 30. Management of the Company currently believes that it will be able to obtain the necessary funds. However, there can be no assurance that management will be successful in its efforts.]

Acquisition of NPS Acquisition Corp. and Note Payable Assumption

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. NPSAC is based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals Group segment.

     The purchase price was $10,000 plus the non-cash assumption of $10.3 million of NPSAC's liabilities, including a 15% per annum $6.9 million note payable to Shaw Group, the former owner of Naptech Pressure Systems and $0.6 million of notes payable to Stanwich Financial Services Corp., a related party. Simultaneously with the acquisition, Reunion paid Shaw Group $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America (BOA). The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first two payments from funds available under its revolving credit facility. The Company was unable to fund the third payment due August 31, 2001 as it had insufficient funds available under its revolving credit facility. The note is unsecured and subordinate to the BOA term loan and revolving credit facilities.

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

     Of the remaining $24.855 million of senior notes, $12.5 million is scheduled to be repaid in May 2002 and $12.355 million is scheduled to be repaid in May 2003. [Management does not expect to have the internally generated liquidity necessary to fund the May 1, 2002 sinking fund payment and is in the process of investigating various refinancing and repayment scenarios. Such scenarios involve not only mezzanine or additional term debt, which could potentially include warrants, but also involves other considerations such as a sale of assets. If the Company is unable to make its May 2002 sinking fund payment obligation, the Company will be in default under the indenture for the senior notes which could result in the acceleration of all amounts due under the senior notes, including all principal and accrued but unpaid interest.]

Solicitation of Consent of Senior Noteholders

     The Company is required to make sinking fund payments on its $24.855 million of senior notes of $12.5 million on May 1, 2002 and $12.355 million on May 1, 2003. On September 4, 2001, the Company solicited the consent of its senior noteholders to extend the sinking fund payment dates by two years. The solicitation expired on November 2, 2001. As part of the solicitation, the Company reserved the right to terminate it if holders of less than $22.0 million principal amount of senior notes consented. The Company has exercised its right to terminate the solicitation.

Additional Shares of Reunion Common Stock

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock would be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses and the acquired Kingway business achieve specified performance levels in 2000. A determination of the number of shares to be issued was made by the board of directors at its meeting held on May 15, 2001. Such additional shares totaled 348,995 and were issued on May 29, 2001. The closing price of Reunion's common stock on that date was $1.30 per share. The issuance of the additional shares was recorded as a merger purchase price adjustment to goodwill.

Payment of $680,000 Industrial Revenue Development Bonds

     Upon the sale of its domestic grating operations in September 1999, the Company retained an obligation for a $680,000 note payable due May 1, 2001 related to an industrial development revenue bond issue by Orem City, Utah. This note payable was repaid in May 2001 from funds available under the

Company's revolving credit facility.

SUMMARY OF 2001 ACTIVITIES

     Cash and cash equivalents totaled $1.3 million at September 30, 2001. During the first nine months of 2001, cash and cash equivalents decreased $1.2 million, with $2.9 million used in operations, $2.5 million used in investing activities and $4.2 million provided by financing activities.

Operating Activities

     Cash used of $2.9 million for operating activities in the first nine months of 2001 was the result of an increase in net working capital, primarily reductions in trade payables and other current liabilities, and the funding of operating losses.

Investing Activities

     Capital expenditures were $2.5 million, including $1.6 million in the Metals Group and $0.9 million in the Plastics Group.

Financing Activities

     To fund capital expenditures, operating losses, the decreases in trade payables and other current liabilities, the $2.0 million payment to Shaw Group at the date of the NPSAC acquisition and principal payments on debt, the Company made a net increase in borrowings under its revolving credit facility of $8.0 million and $0.5 million under its capital expenditure facility. Principal payments on debt totaled $4.3 million including $2.8 million of term loan A, $1.2 million of the Shaw Group note payable and $0.3 million of other debt, primarily $120,000 of senior notes, $123,000 of capital expenditure facility repayments, a $48,000 final payment on a note payable related to the Metals Group and various capital lease and small business loan obligations.

FACTORS AFFECTING CURRENT AND FUTURE LIQUIDITY

     During the third quarter of 2001, the Company experienced downturns in several of the markets it serves resulting in a decrease in the Company's ability to absorb costs and a decrease in the quality of its borrowing base due to an increase in ineligible receivables and inventory. Based on the borrowing base formulas as set forth in the BOA financing and security agreement, this increase in ineligibles resulted in a decrease in borrowing availability under the revolving credit facility. These events have had a significant adverse effect on the Company's ability to meet its obligations.

     Although management of the Company is currently in the process of developing a restructuring plan, including the disposition of non-strategic businesses, which will be designed to improve productivity and operating performance, [the benefits of its implementation may not materialize for several quarters]. At the same time, the Company has immediate and near-term obligations.

     [Management of the Company is currently pursuing several scenarios in order to alleviate the current and future strain on liquidity, including a sale of assets and/or new financing. However, no assurances can be given that such pursuits will be successful and that, if unsuccessful, the Company may not be able to meet its immediate and near-term obligations.]

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

     In addition to the Company, there are numerous defendants in these suits, including SFSC, Mr. Bradley, the sole shareholder of SFSC's parent, several major financial institutions and certain others. All of these suits arise out of the inability of SFSC to make structured settlement payments when due. Pursuant to the court's order, plaintiffs in the purported class actions and plaintiffs in the individual cases actions filed a model complaint. Except for the class allegations, the two model complaints are identical. The plaintiffs seek compensatory and punitive damages, restoration of certain alleged trust assets, restitution and attorneys' fees and costs.

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

     On May 25, 2001, SFSC filed a chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the District of Connecticut. SFSC filed an adversary proceeding in the bankruptcy case against the plaintiffs seeking a declaration that the structured settlement trust assets are the property of the bankruptcy estate. On July 16, 2001, the bankruptcy court granted a temporary restraining order enjoining the plaintiffs from prosecuting their claims against the Company, SFSC, Mr. Bradley and others. As a result of this restraining order of the bankruptcy court, the Company entered a standstill agreement with the plaintiffs on August 22, 2001. Pursuant to the standstill agreement, and the stipulation of the parties to the SFSC bankruptcy case, the plaintiffs agreed to take no further action to prosecute any claim in the litigation against the Company, Mr. Bradley and others to recover any structured settlement trust assets or any derivative claims or claims based on allegations of alter ego, fraudulent transfer or conversion. The plaintiffs did not agree to waive or release their direct personal claims against the Company for damages, but the plaintiffs agreed to cease and desist the prosecution of those claims until no earlier than sixty days following service of written notice to the Company stating that they have elected to unilaterally terminate the standstill agreement.

     Plaintiffs filed second amended model complaints in the class actions and individual cases on August 24, 2001. Both model complaints allege causes of action against the Company for interference with contract and aiding and abetting breach of fiduciary duty. However, pursuant to the standstill agreement, the plaintiffs are taking no action to prosecute these claims against the Company at this time.

     Certain of the financial institution defendants have asserted cross-complaints against the Company for implied and express indemnity and contribution and negligence. The Company denies the allegations of the plaintiffs and the cross-complainant financial institutions and intends to vigorously defend against these actions and cross-actions.

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

     On July 10, 2001, a lawsuit that alleges personal injury from asbestos exposure was filed in the Superior Court for San Francisco County in California against greater than fifty defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics Group. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, agreed to defend and indemnify Reunion in this lawsuit pursuant to a contractual obligation to do so.

Item 3.   Defaults Upon Senior Securities

Debt in default consists of the following (in thousands):

                                          At September 30,
                                                     2001
                                         ----------------
                                              (unaudited)
13% senior notes (net of unamortized
  discount of $5)                                $ 24,850
BOA revolving credit facility                      27,358
BOA term loan A due March 16, 2007                 16,993
BOA capital expenditure facility                    1,051
                                                 --------
  Total debt in default                          $ 70,252
                                                 ========

13% Senior Notes

     The Company was unable to make its November 1, 2001 semi-annual interest payment of $1.616 million on its 13% Senior Notes due 2003 due to lack of available funds under its revolving credit facility.

     Failure to make the November 1 interest payment is a default under the indenture which supports the 13% Senior Notes. Under the terms of the indenture, the Company has thirty days to cure the default.

BOA Financing and Security Agreement

     In April 2001, the Company entered into a letter agreement with Bank of America whereby the Company was required to maintain both a fixed charge coverage ratio of at least 1.00:1 and a funded debt to EBITDA ratio of no more than 4.50:1 as of the September 30, 2001 and December 31, 2001 calculation dates. For the quarter ended September 30, 2001, the Company's fixed charge coverage ratio was 0.79:1 and the funded debt to EBITDA ratio was 5.61:1. As a result, the Company is in default under its BOA financing and security agreement.

     The Company and Bank of America entered into various amendments to the BOA financing and security agreement during 2000. The December 12, 2000 amendment required the Company to maintain a minimum availability under the revolving credit facility of $1.5 million. Due to the downturn in several of the markets served by the Company during the third quarter of 2001 and the resulting decrease in the quality of the Company's borrowing base, the Company was unable to maintain a minimum availability of $1.5 million. As a result, the Company is in default under its BOA financing and security agreement.

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

     Because Chatwins Group was considered the acquirer in the merger, Reunion Industries' accumulated deficit at September 30, 2001 is primarily comprised of the historical activity of Chatwins Group which includes its historical results of operations, dividends declared and paid and the $9.0 million of unpaid liquidation value and dividend accretions. As such, the merged Reunion's accumulated deficit is largely a legacy of the former Chatwins Group's preferred stock accretions. The following supplemental disclosure of the components of the $5.7 million accumulated deficit at September 30, 2001 separates operating results from preferred stock accretions and dividends paid (in 000's):

                                                     Components
                                                    of Reunion's
                                                    Accumulated
                                                      Deficit
                                                    ------------
Accumulated deficit on May 12, 1988 (date of
  incorporation of Chatwins Group)                      $    (13)
Cumulative net income                                      9,809
Preferred stock liquidation accretions, all classes       (7,728)
Preferred stock dividend accretions, all classes          (7,293)
Dividends paid                                              (435)
                                                        --------
Accumulated deficit at September 30, 2001               $ (5,660)
                                                        ========

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K

               Third Quarter 2001:
               -------------------

               None.

               Fourth Quarter 2001:
               --------------------

                    On November 8, 2001, the Company filed a Current Report
               on Form 8-K dated November 1, 2001 to report under Items 5 and 7 that the Company delayed payment of its semi-annual interest payment on its senior notes of $1.616 million due November 1, 2001 and to file the related press release as an exhibit.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  November 14, 2001                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

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