Form 10-K
period 2001-12-31
REUNION INDUSTRIES INC
filed 2002-04-16
CIK 1003429

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-K

(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2001, Or

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

At March 27, 2002, 15,590,619 shares of common stock were issued and outstanding. As of March 27, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the high and low sales prices on the American Stock Exchange) was $2,731,337.

DOCUMENTS INCORPORATED BY REFERENCE: Part III, Items 10 through 13 are incorporated from the Registrant's definitive proxy statements to be filed within 120 days after the close of Reunion Industries's fiscal year.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

==============================================================================

                           REUNION INDUSTRIES, INC.
                              TABLE OF CONTENTS
                                                                      Page No.
                                                                      --------
                                    PART I

Item 1.   Business                                                        4
Item 2.   Properties                                                     13
Item 3.   Legal Proceedings                                              14
Item 4.   Submission of Matters to a Vote of Security Holders            16

                                   PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                                  16
Item 6.   Selected Financial Data                                        18
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                21
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk     48
Item 8.   Consolidated Financial Statements and Supplementary Data       49
Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosures                      49

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant             49
Item 11.  Executive Compensation                                         49
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                        49
Item 13.  Certain Relationships and Related Transactions                 49

                                   PART IV

Item 14.  Exhibits, Financial Statements Schedules,
            and Reports on Form 8-K                                      50

SIGNATURES                                                               51

                          FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. The forward-looking statements contained in this report are enclosed in brackets [] for ease of identification. Note that all forward-looking statements involve risks and uncertainties. Factors which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements include, but are not limited to, the strengths of the markets which the Company serves, the Company's ability to execute its restructuring plan and sell assets at acceptable prices and the Company's ability to refinance certain of its debts. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                                    PART I

ITEM 1.     BUSINESS

RECENT DEVELOPMENTS

     The following is a list of recent developments related to Reunion Industries, Inc. that occurred during 2001. For a discussion of these developments, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

*     Restructuring and Other Actions

*     2001 Covenant Compliance

*     Repayment of $120,000 of 13% Senior Notes

*     Solicitation of Consent of Senior Noteholders

*     Acquisition of NPS Acquisition Corp.

*     Additional Shares of Reunion Common Stock

*     Payment of $680,000 Industrial Revenue Development Bonds


GENERAL

     Reunion Industries, Inc., a Delaware corporation ("Reunion Industries" or "Reunion"), is the successor by merger, effective March 16, 2000, of Chatwins Group, Inc. ("Chatwins Group") with and into Reunion Industries, Inc. The term "Company" is used throughout this report and refers to Reunion after the merger and Chatwins Group prior to the merger, as the acquirer for purposes of applying purchase accounting. Reunion Industries' executive offices are located at 11 Stanwix Street, Suite 1400, Pittsburgh, Pennsylvania 15222 and its telephone number is (412) 281-2111.

     The Company owns and operates a diverse group of industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, leaf springs and precision plastic components. Until December 2001, the Company's products also included heavy-duty cranes, bridge structures and materials handling systems. In December 2001, the Company classified its heavy-duty cranes, bridge structures and materials handling systems businesses as discontinued operations.

     The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals, home electronics, office equipment and consumer goods. The Company's business units are organized into two major product categories:

* Metals manufactures and markets a broad range of fabricated and machined industrial metal parts and products including large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and leaf springs. Metals serves original equipment manufacturers and end-users and has nearly 1,000 customers.

* Plastics manufactures precision molded plastic parts and provides engineered plastics services to more than 500 original equipment manufacturers.

     Prior to the third quarter of 2001, the Company considered these product categories to be its reportable segments for financial reporting purposes. Due to the third quarter 2001 downturns in the markets for several of the Company's Metals product lines and the resulting significant variation in product line gross margins, the Company realigned Metals' reportable segments into its five separate Metals' product segments. The Company then classified two Metals' segments as discontinued operations in the fourth quarter of 2001 and combined two similar product segments, resulting in two reportable segments: pressure vessels and springs; cylinders. Plastics continues to be reported as a single segment.

     General information about each of Reunion Industries' principal businesses is set forth below under the captions "Metals" and "Plastics."

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


METALS

     Metals designs, manufactures and markets a broad range of fabricated and machined industrial metal parts and products to original equipment manufacturers and end-users through its manufacturing divisions. Metals includes:

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

Hanna's specialty is custom cylinders in both small quantities packaged by its distributors with valves, pumps and controls as complete fluid power systems and large quantities sold directly to equipment manufacturers. As part of the Company's plan to restructure its continuing operations, Hanna's Chicago and Milwaukee operations are being combined in a leased facility in Libertyville, Illinois.

     Steelcraft - Steelcraft, founded in 1972 and located in Miami, Oklahoma, manufactures and sells cold-rolled steel leaf springs. Its principal customers are manufacturers of trailers for boats, small utility vehicles and golf carts and makers of recreational vehicles and agricultural trailers. In anticipation of entering the pressure vessel trailer market, in the fourth quarter of 2001 the Company realigned its management and financial reporting to include leaf springs with pressure vessels.

     Alliance - Alliance, founded in 1901 and located in Alliance, Ohio, designs, engineers and manufactures a variety of equipment including heavy-duty cranes used in a wide range of steel and aluminum mill applications, large special purpose cranes used in marine and aerospace applications and heavy industrial plants and lighter duty cranes for various industrial applications, coke oven machinery and other large steel-related fabrications. Early in 2000, Alliance also entered the steel bridge fabrication market. Alliance also offers maintenance and repair services for all of the equipment it manufactures. Alliance is classified as a discontinued operation in the report.

     Kingway - Kingway, which represents Chatwins Group's former Auto-Lok division founded in 1946 and combined with Kingway at the time of the acquisition, is located in Acworth, Georgia. Kingway manufactures roll formed and structural steel fabricated storage racks for industrial and commercial materials handling systems and general storage applications. Kingway also manufactures gravity flow racking and computer assisted picking systems for the order selection segment of the materials handling systems industry. In addition, Kingway participates on larger contracts in the sale of total materials handling systems through purchasing and reselling related components such as decking and carton flow devices, and subcontracting of rack erection. Kingway is classified as a discontinued operation in this report.

     Markets and Customers.   Metals operates in mature markets.  Most of
Metals' products are sold in highly competitive markets both in the U.S. and internationally and compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies, on the basis of price, service, quality and the ability to supply customers in a timely manner. Many of Metals' competitors have financial and other resources that are substantially greater than those of the Company. [Competitive pressures or other factors could cause us to lose market share or erode prices which could negatively impact the Company's results of operations.]

     Although individual customers have accounted for more than 10% of Metals' sales in prior years, during 2001, no customer accounted for more than 7%.

     Sales and Marketing.   Metals markets and distributes its products in a
variety of ways including in-house marketing and sales personnel at all of its divisions, domestic independent and manufacturer representatives, domestic and international agents and North American networks of independent distributors that specialize in metal products and the specific products of each division.

     Raw Materials.   The major raw materials used by Metals include steel
hot- and cold-rolled bands, structural bars, stainless steel coils, welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions, all of which are supplied by various domestic sources. Prices for most of these raw materials used by the Company declined slightly during 2001 due to an over-supply of domestic steel and foreign steel imports into U.S. markets. [There can be no assurance that prices for these and other raw materials used by the Company will not increase in the future.]

     Research and Development.   The majority of Metals' research and
development work is related to improving the quality and performance of its existing products, meeting design requirements and specifications of its customers that require customized products and developing greater production efficiencies. To meet these objectives, there are engineering departments at all major metals manufacturing divisions. Metals' business is not materially dependent on any patents, licenses or trademarks.


PLASTICS

     ORCplastics manufactures plastic products and provides engineered plastics services through its two divisions: thermoplastics and thermoset plastics.

     Founded in 1964 as Oneida Molded Plastics, the thermoplastics division designs and produces injection molded parts and provides secondary services, such as hot stamping, welding, printing, painting and assembly of such products, and designs and builds custom molds at its tool shop in order to produce component parts for specific customers. The thermoplastics division's principal products consist of specially designed and manufactured components for office equipment; business machines; computers and peripherals; telecommunications, packaging and industrial equipment; and recreational and consumer products.

     Founded in 1927 as Rostone, the thermoset plastics division compounds and molds thermoset polyester resins. The thermoset plastics division's principal products consist of specially designed and manufactured components for original equipment manufacturers in the electrical, transportation, appliance and office equipment industries. The thermoset plastics division is also a compounder of proprietary fiberglass reinforced materials used in a number of customer applications.

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

     During 2001, one customer accounted for approximately 12% of the thermoplastics division's sales (7% of Plastics sales). [The loss of this customer could have a material adverse effect on the results of operations of the thermoplastics division]. The thermoplastics division continues to diversify its customer base and has approximately 500 customers in the various industries described above. ORCplastics continues to seek additional customers in the business machines, consumer products and medical products industries. [We believe that these new customers provide future growth opportunities for the division.]

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

Thermoset Plastics Division

     Markets and Customers.   The thermoset plastics division competes in a
market with a limited number of privately owned competitors and in-house molders on the basis of product specifications, customer service and price. During 2001, one customer accounted for approximately 22% of the thermoset plastics division's sales (9% of Plastics sales). [The loss of this customer could have a material adverse effect on the thermoset plastics division's results of operations. The thermoset plastics division continues to seek new customers in the industries described previously and in other industries.]

     Sales and Marketing.   Sales of thermoset plastics products are made
through an internal sales staff and a network of independent representatives working from ten separate offices throughout the central United States. The thermoset plastics division generally pays commissions of between 3% and 5% of sales based on volume.

     Raw Materials.   The principal raw materials used by the thermoset
plastics division are styrene, polyester resins, fiberglass and commercial phenolics. These materials are available from a number of suppliers. [Prices and availability of these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials used by the thermoset plastics division will not increase in the future.]

When possible, if shortages occur, the thermoset plastics division engineers new products to provide its customers a cost-effective alternative to the material in short supply.

     Research and Development.   Research and development at the thermoset
plastics division is focused on the development of proprietary thermoset materials under the trade name Rosite. The thermoset plastics division compounds a wide range of Rosite materials to satisfy its customers' various needs. The thermoset plastics division also provides services in meeting customers' design requirements and specifications of their customized products. Other than Rosite, the thermoset plastics division's business is not materially dependent on any patents, licenses or trademarks.

REPORTABLE SEGMENT DATA

     Segment data, including earnings before interest, taxes, depreciation and amortization (EBITDA), for the years ended December 31, 2001, 2000 and 1999 (in thousands except for related notes):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
2001:
-----
  Metals:
Pressure vessels and springs    $ 41,594   $  6,085   $    260   $ 17,936
Cylinders                         19,369     (2,182)        26      9,662
                                --------   --------   --------   --------
  Subtotal Metals                 60,963      3,903        286     27,598

Plastics                          38,532     (1,123)     1,066     18,443
Corporate and other                    -     (3,660)        10     14,572
Discontinued operations                -          -      1,535     23,803
                                --------   --------   --------   --------
  Totals                        $ 99,495       (880)  $  2,897   $ 84,416
                                ========              ========   ========
Write-off of impaired goodwill               (2,946)
Depreciation and amortization(5)             (5,392)
Interest expense                             (7,057)
                                           --------
  Loss from continuing operations
    before income taxes                    $(16,275)
                                           ========

2000:
-----
  Metals:
Pressure vessels and springs    $ 32,250   $  7,180   $    520   $ 23,103
Cylinders(3)                      30,463      7,130        130     14,152
                                --------   --------   --------   --------
  Subtotal Metals                 62,713     14,310        650     37,255

Plastics                          42,008      2,563      1,031     23,485
Corporate and other(4)                 -        865         71     24,126
Discontinued operations                -          -      2,320     31,573
                                --------   --------   --------   --------
  Totals                        $104,721     17,738   $  4,072   $116,439
                                ========              ========   ========
Depreciation and amortization(5)             (4,639)
Interest expense                             (6,972)
Equity in loss of affiliate                    (296)
                                           --------
  Income from continuing operations
    before income taxes                    $  5,831
                                           ========

1999:
-----
  Metals:
Pressure vessels and springs    $ 27,400   $  4,578   $    850   $ 19,859
Cylinders                         32,291      3,950        320     15,666
                                --------   --------   --------   --------
  Subtotal Metals                 59,691      8,528      1,170     35,525

Corporate and other                    -     (1,711)        37     17,072
Discontinued operations                -          -      1,378     15,084
                                --------   --------   --------   --------
  Totals                        $ 59,691      6,817   $  2,585   $ 67,681
                                ========              ========   ========
Depreciation and amortization                (1,648)
Interest expense                             (5,261)
Equity in loss of affiliate                    (566)
                                           --------
  Loss from continuing operations
    before income taxes                    $   (658)
                                           ========

(1) EBITDA is presented as it is the primary measurement used by management in assessing segment performance and not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt.

(2) Headquarters total assets at December 31, 2001 is primarily comprised of goodwill. Headquarters total assets at December 31, 2000 is primarily comprised of goodwill and deferred tax assets. At December 31, 2001, the goodwill relates to the Company's pressure vessel and springs segment and the cylinders segment. Because of the historically positive operating results and cash generation of the pressure vessel and springs segment, management does not consider its related goodwill to be impaired as of December 31, 2001. Also, management does not consider the cylinders segment goodwill to be impaired as the Company believes this segment is in a temporary cyclical downturn.

(3) Includes the gain of $2.4 million on sale of the land and building of the Company's Chicago, IL hydraulic cylinder location.

(4) Includes the gain of $4.9 million on sale of the Company's Irish plastics operation.

(5) Excludes amortization of debt issuance expenses of $1,011,000, $897,000 and $1,308,000 for the years ended December 31, 2001, 2000 and 1999, respectively, which is included in interest expense.

ENVIRONMENTAL REGULATION

     Various U.S. federal, state and local laws and regulations including, without limitation, laws and regulations concerning the containment and disposal of hazardous waste, oil field waste and other waste materials, the use of storage tanks, the use of insecticides and fungicides and the use of underground injection wells directly or indirectly affect the Company's operations. In addition, environmental laws and regulations typically impose "strict liability" upon the Company for certain environmental damages. Accordingly, in some situations, the Company could be liable for clean up costs even if the situation resulted from previous conduct of the Company that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company or events outside the control of the Company. [Such clean up costs or costs associated with changes in environmental laws and regulations could be substantial and could have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.]

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

     In February 1996, Reunion was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. Since then, the Company has expended $376,000 of remediation costs and accrued an additional $20,000.

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. The Company's environmental consultant is in the process of updating the estimate of the costs to comply with this order, [but the Company does not believe that the cost of future remediation will exceed the amount accrued]. No remediation was performed in 2000 or 2001 pending the decision. However, the Company has paid $232,000 for its share of consulting services in connection with the hearings. At December 31, 2001, the balance accrued for these remediation costs is approximately $1,076,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

     On March 15, 2002, the Company received a Request for Information from the United States Environmental Protection Agency (USEPA) regarding the Gambonini Mine Site in Marin County, California. The Company is currently gathering the information requested by the USEPA and is cooperating fully with this request. At this time, the Company has not been formally named as a potentially responsible party. As such and because the extent of the Company's involvement with the Gambonini Mine Site is not known, the Company has not made any assessment of potential liability, if any.

Employees

     At December 31, 2001, Reunion Industries employed 1,045 full time employees, of whom 683 were employed in Metals and 345 were employed in Plastics. There were 17 corporate employees. The Company believes its relations with its employees are good.

     A breakdown of the Company's workforce by location and function at December 31, 2001 is as follows.

                                                    General and
Group      Location             Manufacturing      Administrative      Total
--------   --------           -----------------   -----------------    -----
                              Union   Non-Union   Union   Non-Union
                              -----   ---------   -----   ---------
Metals:
           Alliance, OH       108(1)                          36         144
           Acworth, GA                   188                  48         236
           Beijing, China                                      7           7
           Exeter, NH                      1                  17          18
           McKeesport, PA      97(2)       4       8(3)       22         131
           Chicago, IL                    68                  20          88
           Libertyville, IL               27                   7          34
           Miami, OK                      20                   5          25

Plastics:
           Charlotte, NC                                       3           3
           Oneida, NY                     58                  14          72
           Phoenix, NY                    42                   7          49
           Siler City, NC                 48                   8          56
           LaFayette, IN      143(4)       2                  20         165

Corporate:
           Pittsburgh, PA                                     14          14
           Stamford, CT                                        3           3
                              ---        ---       -         ---       -----
  Totals                      348        458       8         231       1,045
                              ===        ===       =         ===       =====

(1)  United Steelworkers of America - Contract expires June 14, 2002.
(2)  United Steelworkers of America - Contract expires May 31, 2006.
(3)  United Steelworkers of America - Contract expires May 31, 2006.
(4) International Brotherhood of Electrical Workers - Contract expires February 27, 2003.

     The employees in Beijing, China are Chinese nationals and relate to seamless pressure vessel sales efforts in that region. These employees are not covered by a union nor are they covered by any benefit or insurance plans sponsored by the Company.

     As of December 31, 2001, approximately 34% of the Company's workforce was covered by collective bargaining agreements including approximately 10% covered by an agreement that expires within one year of December 31, 2001. This agreement relates to the workforce of the Company's discontinued bridges and cranes operations in Alliance, Ohio and will not be renewed or renegotiated.

ITEM 2.     PROPERTIES

     The Company has a total of 102.3 acres and approximately 1.9 million square feet under roof being used for ongoing operations. Except for CPI's sales office in Beijing, China, Plastics' administrative headquarters in Charlotte, NC and the Company's corporate sites in Pittsburgh, PA and Stamford, CT, which are administrative, all locations are both manufacturing and administrative facilities:

                                 Approx.
                                 Square      Land              Expiration
Group         Location            Feet      Acres     Title       Date
--------      --------          -------     -----     -----    ----------
Metals:       McKeesport, PA    603,000      37.0     Owned         -
              Beijing, China      1,000        -      Leased    10/31/02
              Alliance, OH      384,000      14.8     Owned         -
              Chicago, IL        85,000        -      Leased    06/30/02
              Libertyville, IL   56,000        -      Leased    12/31/13
              Milwaukee, WI      68,000       3.2     Owned         -
              Miami, OK          39,000      13.5     Owned         -
              Acworth, GA       223,000        -      Leased     3/12/08
              Exeter, NH          8,000        -      Leased     3/31/02

Plastics:     Charlotte, NC       4,500        -      Leased     6/30/02
              Oneida, NY         84,000       3.5     Owned         -
              Phoenix, NY        28,000        -      Leased     1/31/05
              Phoenix, NY        20,000       2.0     Owned         -
              Siler City, NC    130,000       8.3     Owned         -
              LaFayette, IN     168,000      20.0     Owned         -

Headquarters: Pittsburgh, PA      8,000        -      Leased     4/30/05
              Stamford, CT        1,500        -      Leased     monthly

     As part of its corporate-wide restructuring plan, [the Company intends to shut-down and/or dispose of its facilities in Alliance, OH, Milwaukee, WI, Acworth, GA, Exeter, NH, Charlotte, NC and Siler City, NC.] The operations of the Company's Milwaukee, WI facility have been relocated to its leased facility in Libertyville, IL. [The Company intends to relocate the operations of its Chicago, IL facility to Libertyville, IL by June 2002.] The Company also owns 92.7 acres of idle farm land adjacent to its former Ipsen facility in Boone County, IL, which were retained by the Company after the Ipsen sale. The Company is currently pursuing the disposition of this land.

     In connection with the sale of its oil and gas business in Louisiana, Reunion Industries retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. [Reunion Industries intends to sell these properties when the litigation is resolved.]

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

     Reunion Industries subleases, from Stanwich Partners, Inc., a related party, approximately 1,500 square feet of office space in Stamford, Connecticut for its corporate office there. Management believes the terms of this sublease are comparable to those available from third parties.

     The Company believes that all of its facilities have been in operation for a sufficient period of time to demonstrate their suitability for their individual purposes. [The production capacities of the Company's facilities are believed by the Company to be sufficient for the Company's anticipated future needs after restructuring activities.]
                                       - 13 -

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

     In December 1999, a stockholder of Reunion filed a purported class-action lawsuit in Delaware Chancery Court alleging, among other things, that Reunion's public stockholders would be unfairly diluted in the merger with Chatwins Group. The lawsuit sought to prevent completion of the merger and, the merger having been completed, seeks rescission of the merger or awarding of damages. The lawsuit remains in the initial stages of discovery. Reunion intends to vigorously contest the suit.

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

     On June 25, 2001, SFSC filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Connecticut. SFSC filed an adversary proceeding in the bankruptcy case against the plaintiffs seeking a declaration that the structured settlement trust assets are the property of the bankruptcy estate. On July 16, 2001, the bankruptcy court granted a temporary restraining order enjoining the plaintiffs from prosecuting their claims against the Company, SFSC, Mr. Bradley and others. As a result of this restraining order of the bankruptcy court, the Company entered a standstill agreement with the plaintiffs on August 22, 2001. Pursuant to the standstill agreement, and the stipulation of the parties to the SFSC bankruptcy case, the plaintiffs agreed to take no further action to prosecute any claim in the litigation against the Company, Mr. Bradley and others to recover any structured settlement trust assets or any derivative claims or claims based on allegations of alter ego, fraudulent transfer or conversion. The plaintiffs did not agree to waive or release their direct personal claims against the Company for damages, but the plaintiffs agreed to cease and desist the prosecution of those claims until no earlier than sixty days following service of written notice to the Company stating that they have elected to unilaterally terminate the standstill agreement.

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

     The Company has been named in approximately 250 separate asbestos suits filed since January 1, 2001 by three plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth and Great Lakes Steel Mills in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. Counsel for the Company has negotiated dismissal of 95 cases without any cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.

     On July 10, 2001, a lawsuit that alleges personal injury from asbestos exposure was filed in the Superior Court for San Francisco County in California against greater than fifty defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics Group. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, agreed to defend and indemnify Reunion in this lawsuit pursuant to a contractual obligation to do so. As of March 15, 2002, 43 separate actions in various states have been brought against the Company and all actions are being defended by the prior owners.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None in the fourth quarter of 2001.


                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER  MATTERS

     Reunion Industries' common stock is traded on the American Stock Exchange
(RUN) since March 23, 2000. Previously, Reunion Industries' common stock was traded in the over-the-counter market and was listed on the NASDAQ Small-Cap Market (RUNI). The stock was also listed on the Pacific Exchange (RUN) until July 5, 2000.

     As of March 15, 2002, there were 1,261 holders of record of Reunion Industries' common stock with an aggregate of 15,590,619 shares outstanding.

     The table below reflects the high and low sales prices on the NASDAQ Small-Cap Market for the pre-merger quarterly period and on the American Stock Exchange for the post-merger quarterly periods in the two years ended December 31, 2001. The NASDAQ Small-Cap quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

QUARTER ENDED                                        High          Low
-------------                                       ------        ------
2001
     March 31.......................................$1.850        $1.100
     June 30........................................$1.600        $0.870
     September 30...................................$1.490        $0.700
     December 31....................................$0.740        $0.210

2000
     March 31.......................................$3.625        $1.875
     June 30........................................$2.500        $0.938
     September 30...................................$2.125        $1.625
     December 31....................................$2.000        $0.875


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

Equity Compensation Plan Information
                                                  Equity Compensation Plans
                                                 ---------------------------
                                                 Approved by    Not Approved
                                                 Security        by Security
                                                 Holders             Holders
                                                 ------------   ------------
Number of Securities to be issued upon
  exercise of outstanding options,
  warrants and rights                               1,089,000              -
                                                    =========      =========
Weighted-average exercise price of
  outstanding options, warrants
  and rights                                            $2.57              -
                                                    =========      =========
Number of Securities remaining available
  for future issuance under equity
  compensation plans (excluding outstanding
  options, warrants and rights)                       374,000              -
                                                    =========      =========

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data of the Company. All data are reported in thousands, except for per-share data. The selected financial data are derived from the consolidated financial statements presented in Item 14 and should be read in conjunction with such consolidated financial statements and related notes. Historical data have been restated for the classifications of the Company's bridges and cranes and materials handling systems operations as discontinued operations.

Year Ended December 31,         2001      2000     1999(1)   1998(1)  1997(1)
                              --------  --------  --------  -------- --------
EARNINGS DATA:

Net sales                     $ 99,495  $104,721  $ 59,691  $ 67,388 $ 66,702
Cost of sales                   84,457    81,485    46,353    49,560   50,287
                              --------  --------  --------  -------- --------
Gross profit                    15,038    23,236    13,338    17,828   16,415
Selling, general and
  administrative  expenses      15,718    16,388     7,864     8,660    8,315
Provision for restructuring      6,811         -         -         -        -
Other (income) expense, net      1,727    (6,251)      305       367      440
                              --------  --------  --------  -------- --------
Operating profit (loss)         (9,218)   13,099     5,169     8,801    7,660
Interest expense, net(2)         7,057     6,972     5,261     5,140    5,227
Equity in loss from  continuing
  operations  of affiliate           -       296       566     4,056      373
                              --------  --------  --------  -------- --------
Income (loss) before income
  taxes from continuing
  operations                   (16,275)    5,831      (658)     (395)   2,060
Provision for (benefit from)
  income taxes(3)               12,678      (616)     (922)     (122)     391
                              --------  --------  --------  -------- --------
Income (loss) from
  continuing operations       $(28,953) $  6,447  $    264  $   (273)$  1,669
                              ========  ========  ========  ======== ========

Income (loss) from continuing
  operations applicable to
  common stockholders(4)      $(28,953) $  6,352  $   (192) $   (729)$  1,213
                              ========  ========  ========  ======== ========
Weighted average common shares
  outstanding(5) - basic        15,587    13,236     9,500     9,500    9,500
                              ========  ========  ========  ======== ========
Weighted average common shares
  outstanding(5) - diluted      15,612    13,306     9,500     9,500    9,500
                              ========  ========  ========  ======== ========
Income (loss) from continuing
  operations per common share
  - basic and diluted(5)      $  (1.86) $   0.48  $  (0.02) $  (0.08)$   0.13
                              ========  ========  ========  ======== ========

OPERATING AND OTHER DATA:

Cash flow from (used in)
  operating activities(6)     $  5,050  $  5,507  $ (4,168) $ (3,268)$  2,312
                              ========  ========  ========  ======== ========
Cash flow from (used in)
  investing activities(6)       (2,532)   27,997    34,494    (5,195)  (5,044)
                              ========  ========  ========  ======== ========
Cash flow from (used in)
  financing activities(6)       (3,863)  (31,385)  (30,249)    8,070    3,110
                              ========  ========  ========  ======== ========
Depreciation and
  amortization(7)                5,392     4,639     1,648     1,553    1,434
                              ========  ========  ========  ======== ========
Capital expenditures(8)          1,362     1,752     1,207     1,717    1,713
                              ========  ========  ========  ======== ========

BALANCE SHEET DATA:

Total assets                    84,416   116,439    67,681    98,329   93,500
                              ========  ========  ========  ======== ========
Debt in default                 64,389         -         -         -        -
                              ========  ========  ========  ======== ========
Revolving credit facility            -    19,367     5,834    34,005   26,061
                              ========  ========  ========  ======== ========
Total long-term debt(9)          9,512    50,732    49,971    50,019   50,043
                              ========  ========  ========  ======== ========
Redeemable preferred stock           -         -     8,938     8,482    8,026
                              ========  ========  ========  ======== ========
Stockholders' equity
  (deficit)(10)                (17,169)  21,559    (7,870)   (8,594)   (6,863)
                              ========  ========  ========  ======== ========

EBITDA(11):                   $   (880) $ 17,738  $  6,817  $ 10,354 $  9,094
                              ========  ========  ========  ======== ========

(1) Represents historical financial data of Chatwins Group as Chatwins Group was considered the acquirer in the merger. The Company has restated such financial data for the classifications of its bridges and cranes and materials handling systems segments as discontinued operations.

(2)   Includes amortization of debt issuance expenses of the following amounts
for the following years:   2001: $1,011; 2000: $897; 1999: $1,308; 1998: $671
and 1997: $550.

(3) See note 12 to the consolidated financial statements. Due primarily to the use of net operating loss carryforwards, Chatwins Group's actual cash payments, net of refunds, relating to state and federal income taxes for the year December 31, 1997 was $205. In 1998, Chatwins Group had a net refund of $139. In 1999, Chatwins Group paid $279. In 2000, Reunion paid $322. In 2001, Reunion had a net refund of $119.

(4) In determining income (loss) from continuing operations applicable to common stock, income from continuing operations is reduced by accretions of dividends on preferred stock of $95 in 2000 and $456 in each of the years 1999 through 1997.

(5) Weighted average shares outstanding for the year ended December 31, 1999 through 1997 have been restated to give retroactive effect to the recapitalization of Chatwins Group in connection with the merger.

(6) Accounting rules do not require restatement of the statement of cash flows upon the classification of a segment as a discontinued operation.

(7) Excludes amortization of debt issuance expenses and depreciation and amortization related to discontinued operations. See note (2) above.

(8)   Excludes capital expenditures of discontinued operations.

(9) Excludes borrowings under revolving credit facilities and includes current maturities of 13% senior notes for 1997 through 2000.

(10) Stockholders' equity has been reduced by accretions for redemption value of and dividends on redeemable preferred stock of $15.0 million through December 31, 2000.

(11)  EBITDA is calculated as follows:

                                 2001     2000    1999(1)   1998(1)   1997(1)
                              --------  -------- --------  --------  --------
Income (loss) from continuing
  operations before taxes     $(16,275) $  5,831 $   (658) $   (395) $  2,060
Interest expense, net(2)         7,057     6,972    5,261     5,140     5,227
Depreciation and
  amortization(7)                5,392     4,639    1,648     1,553     1,434
Write-off of impaired goodwill   2,946         -        -         -         -
Equity loss from continuing
  operations of affiliate            -       296      566     4,056       373
                              --------  -------- --------  --------  --------
     EBITDA                   $   (880) $ 17,738 $  6,817  $ 10,354  $  9,094
                              ========  ======== ========  ========  ========

     EBITDA is presented in the Selected Historical Financial Data, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to assist readers in understanding the Company's financial performance during the periods presented and significant trends which may impact the future performance of the Company. It should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.

     The Company has announced a plan to restructure its continuing operations and dispose of or shut-down other businesses. Such businesses are being reported as discontinued operations. Therefore, prior year information has been restated for comparative purposes and the following discussion of results of operations is separated into continuing and discontinued operations.

GENERAL

     The Company owns and operates a diverse group of industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, leaf springs and precision plastic components. Until December 2001, the Company's products also included heavy-duty cranes, bridge structures and materials handling systems. The Company classified its heavy-duty cranes, bridge structures and materials handling systems businesses as discontinued operations.

     The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals, home electronics, office equipment and consumer goods. The Company's business units are organized into two major product categories:

     Metals manufactures and markets a broad range of fabricated and machined industrial metal parts and products including large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and leaf springs. Metals serves original equipment manufacturers and end-users and has nearly 1,000 customers.

     Plastics manufactures precision molded plastic parts and provides engineered plastics services to more than 500 original equipment manufacturers.

     Prior to the third quarter of 2001, the Company considered these product categories to be its reportable segments for financial reporting purposes.
Due to the third quarter 2001 downturns in the markets for several of the Company's Metals product lines and the resulting significant variation in product line gross margins, the Company realigned Metals' reportable segments into its separate Metals' product segments. The Company then classified two Metals' segments as discontinued operations in the fourth quarter of 2001 and combined two similar product segments, resulting in two reportable segments: pressure vessels and springs; cylinders. Plastics continues to be reported as a single segment.


RECENT DEVELOPMENTS

Restructuring and Other Actions

     As the result of downturns in several of the markets served by the Company during the third and fourth quarters of 2001 and the resulting decreases in the Company's ability to absorb costs and the quality of its borrowing base, management of the Company has developed a plan to restructure its continuing businesses and dispose of or shut-down other businesses. These actions are designed to improve productivity and operating performance, reduce debt and provide liquidity. [The benefits of these actions are anticipated to begin to be realized in 2002 and continue over the next several years.]

Key elements of the plan include:

                                                         RESTRUCTURING

*     Consolidate the pressure vessel operations of CPI and NPSAC.

*     Consolidate the cylinder operations of Hanna and TJ Brooks.

*     Shut-down Plastics' thermoplastics operations at Siler City, NC.

*     Close Plastics' corporate headquarters in Charlotte, NC.

*     Address machinery and equipment impairments.

                                                DISCONTINUED OPERATIONS

*     Shut-down and liquidate the assets and business of Alliance Machine.

*     Dispose of the Kingway Material Handling division.

     In April 2001, the Company entered into a non-binding letter of intent for the sale of substantially all of the assets of Alliance for $3.3 million in cash plus the assumption by the buyer of certain liabilities. Consummation of this sale is subject to certain conditions, including the execution of a definitive asset purchase agreement, and there can be no assurance that the transaction will close on the terms set forth in the letter of intent or at all.

     The plan was approved by the Company's board of directors in December 2001. The Company has recorded a fourth quarter 2001 charge for restructuring costs, including facility shut-down costs, lease termination costs and asset writedowns, including impaired goodwill related to Plastics, and a charge for estimated loss on disposal of discontinued operations (related solely to Alliance Machine) including phase-out period operating losses, lease termination costs and asset writedowns.

Components of the fourth quarter 2001 charges are as follows:

                                                 Classifications of Charges
                                               ------------------------------
                                               Provision for     Discontinued
                                               Restructuring       Operations
                                               -------------    -------------
  Metals:
Asset impairments                                   $    613         $  3,771
Lease termination costs                                  927              995
Reserve for operating losses during phase-out              -            1,633
Employee separations                                      20                -
                                                    --------         --------
Total charges - Metals                                 1,560            6,399
                                                    --------         --------
  Plastics:
Asset impairments                                      2,060                -
Goodwill impairment                                    2,946                -
Lease termination costs                                  245                -
                                                    --------         --------
Total charges - Plastics                               5,251                -
                                                    --------         --------
Total charges                                       $  6,811         $  6,399
                                                    ========         ========

     The $1.6 million charge for discontinued operations phase-out includes $1.4 million for operating losses and $0.2 million for employee separations costs.

     [The cash outlay related to the charges is anticipated to occur during 2002. Management also anticipates incurring other charges and cash outlays in 2002 in order to fully execute the plan. Components of the estimated cash impacts of the plan anticipated to occur in 2002 are as follows:

                                               Classification of Cash Impacts
                                               ------------------------------
                                                                 Discontinued
                                               Restructuring       Operations
                                               -------------    -------------

Total charges                                       $  6,811         $  6,399

  Less:  Non-cash components                          (5,619)          (3,771)
                                                    --------         --------
Estimated cash impacts of charges                      1,192            2,628

  Other anticipated cash outlays:
Relocation costs                                         750                -
Phase-out period operating losses                        730                -
                                                    --------         --------
Total estimated cash impacts                        $  2,672         $  2,628
                                                    ========         ========]

     Execution of the plan began in January 2002 and [is expected to be completed by June 2002 but by no later than the end of 2002]. Benefits of the plan include cost reductions from streamlining operations, reducing operating losses at historically unprofitable businesses and interest savings from reduced debt. [Management estimates indicate that the present value of these benefits significantly exceeds the near-term estimated costs to execute the plan.]

2001 Covenant Compliance

     See "LIQUIDITY AND CAPITAL RESOURCES" for a discussion of 2001 covenant compliance.

Semi-Annual Interest on 13% Senior Notes due November 1, 2001

     The Company was unable to fund its November 1, 2001 $1.616 million semi-annual interest payment on its 13% senior notes as it had insufficient funds available under its revolving credit facility with BOA. Failure to make the November 1 interest payment is a default under the indenture which governs the 13% senior notes. Under the terms of the indenture, the Company had thirty days to cure the default. The Company was unable to cure the default during the 30-day cure period.

     Management of the Company has been in contact with certain of the note holders and holders representing approximately ninety percent of the principal amount of senior notes outstanding. As part of its corporate-wide restructuring plan, management of the Company has determined to dispose of assets in order to meet its interest payment obligations under the 13% senior notes.

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
                                  ========   ========   ========   ========

     The $120,000 principal amount of 13% senior notes was repaid by the Company on May 1, 2001 from funds available under its revolving credit facility.

     Of the remaining $24.855 million of senior notes, $12.5 million is scheduled to be repaid in May 2002 and $12.355 million is scheduled to be repaid in May 2003. [Management does not expect to have the internally generated liquidity necessary to fund the May 1, 2002 sinking fund payment and is in the process of investigating various refinancing and repayment scenarios. Such scenarios involve not only mezzanine or additional term debt, which could potentially include warrants, but also involve other considerations such as a sale of assets.] The Company currently is in default under the indenture for the senior notes due to its inability to make the November 1, 2001 semi-annual interest payment of $1.616 million.

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

Acquisition of NPS Acquisition Corp.

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (NPSAC) (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. Until the first quarter of 2002, NPSAC was based in Clearfield, Utah and manufactured seamless steel pressure vessels, an existing Metals product line. As part of the Company's plan to restructure its continuing operations, in the first quarter of 2002 this facility was shut-down and its operations were relocated and combined with the Company's pressure vessel manufacturing operations in McKeesport, Pennsylvania. The transaction was accounted for as a purchase under APB Opinion No. 16 "Business Combinations". The purchase price in excess of net assets acquired of $8.6 million was recorded as goodwill and, until December 31, 2001, was being amortized over 15 years.

     The purchase price included the assumption of a 15% per annum $6.9 million note payable to Shaw Group, the former owner of Naptech Pressure Systems. Simultaneously with the acquisition, Reunion paid Shaw Group $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America (BOA). The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first two payments from funds available under its revolving credit facility. The Company has been unable to fund the remaining payments under this note due to lack of liquidity and insufficient funds available under its revolving credit facility. The note is unsecured and subordinated to the BOA term loan and revolving credit facilities.

     The estimated fair value of assets acquired included approximately $1.4 million of cash, receivables, inventories and other current assets, approximately $0.3 million of fixed assets and $1.3 million of deferred tax assets which are fully reserved by a valuation allowance. The purchase price in excess of net assets acquired of $8.6 million was recorded as goodwill and, until December 31, 2001, was being amortized over 15 years. NPSAC's fully-reserved deferred tax assets are comprised primarily of net operating losses.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to
  Year Ended December 31, 2000

Continuing Operations

Metals

     Metals net sales, gross margins and EBITDA percentages for 2001 and 2000 are as follows. Pressure vessels and spring sales and margins for 2000 are pro forma as though the acquisition of NPSAC occurred at the beginning of 2000. Cylinders EBITDA percentage for 2000 excludes a $2.4 million gain on sale of its Chicago, IL property.

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2001       2000     2001    2000    2001    2000
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $  41,594  $  35,806   23.3%   29.3%   14.6%   22.1%
Cylinders           19,369     30,463    5.0%   24.4%  (11.3%)  15.4%
                 ---------  ---------  ------  ------  ------  ------
  Metals totals  $  60,963  $  66,269   17.5%   27.1%    6.4%   17.9%
                 =========  =========  ======  ======  ======  ======

     The increase in pressure vessel sales in 2001 compared to 2000 was due to a strong order levels in that product line towards the end of 2000, the backlog for which at the end of 2000 was $8.6 million higher than at the end of 1999, and the recognition of $2.8 million of revenues on a large NASA contract shipped in the first quarter of 2001. Gross margin has been affected by a change in product mix towards lower margin domestic products, an increase in unfavorable variances in the fourth quarter of 2001 due to decrease in production activity as the result of a lower order levels towards the end of 2001 and provisions for obsolete and slow-moving inventories of $1.3 million in the fourth quarter of 2001. Also, sales of leaf springs in 2001 continued to be impacted by the economic downturn as consumers decreased spending on recreational items, particularly in the marine market. [Management anticipates that these trends will continue into 2002]. Sales of cylinders continues to be affected by a downturn in this market, [a trend which the Company believes will continue into 2002.] Gross margin has been affected accordingly as the decreased volume has significantly impact this segment's ability to absorb costs. Gross margin has also been impacted by provisions for obsolete and slow-moving inventories of $0.9 million in the fourth quarter of 2001.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, and is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales decreased significantly during 2001 compared to the pro forma 2000 primarily due to the same factors affecting gross profit margin discussed above.

Plastics

     Plastics sales for 2001 totaled $38.5 million, compared to $42.0 million in 2000. Year-to-date 2000 Plastics sales included $5.0 million from its former Irish plastics subsidiary which the Company sold in the 2000 third quarter but excluded $11.3 million of sales from the pre-March 16, 2000 merger period. On a proforma basis assuming these events occurred at the beginning of 2000, Plastics 2000 sales would have been $48.3 million, indicating a $9.8 million decrease year-to-year. This decrease in revenues is the continuation during 2001 of a downward trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics facilities. [Management is seeking to expand Plastics' product offerings in the business machines, consumer products and medical products industries to mitigate this trend. However, if not successful, this trend in Plastics revenue could continue into 2002.]

     Plastics gross profit for 2001 was $4.4 million, or 11.4%, compared to $6.3 million, or 15.0%, for 2000. On a proforma basis for the events described above Plastics 2000 gross profit and margin would be $7.4 million, or 15.3%. The decrease in gross profit and margin is directly related to the decreasing trend in sales, resulting in inefficiencies and the inability to absorb fixed overheads. [Depending on future sales volumes, the declining trend in gross margin could continue.] Plastics EBITDA for 2001 was a negative $1.1 million, or negative 2.9%, compared to $2.6 million, or 6.1%, for 2000. On a proforma basis for the events described above, Plastics EBITDA and percentage would be $2.7 million, or 5.6%. EBITDA was impacted by the same factors as gross profit and margin.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, and is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales decreased significantly in 2001 compared to 2000 primarily due to the same factors affecting gross profit and margin discussed above.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for 2001 were $15.7 million, compared to $16.4 million for 2000. Had the merger, the acquisition of NPSAC and the sale of the Company's Irish plastics business occurred at the beginning of 2000, SGA for 2000 would have been $17.7 million, indicating a pro forma decrease of $2.0 million. This decrease in SGA is directly related to the decreasing trend in sales, resulting in lower commissions expense, and cost cutting measures taken during June 2001, which included personnel reductions in sales and administration. The cost of these reductions was inconsequential as the Company paid no severance packages and retained no post-severance obligations related to these reductions. [Management estimates the savings from these reductions to be approximately $1.0 million annually.] However, the benefits of these cost cutting measures are being offset by the continuation of the negative trend in sales and the resulting effect on the Company's ability to absorb costs. SGA expenses as a percentage of sales increased to 15.8% for 2001 compared to 15.4% on a proforma basis in 2000.
SGA as a percentage of sales was higher in 2001 compared to 2000 due to the faster rate at which volume has decreased compared to decreases in relatively fixed administrative costs.

Provision for Restructuring

     The Company has recorded a fourth quarter 2001 charge for restructuring costs, including facility shut-down costs, lease termination costs and asset writedowns, including impaired goodwill related to Plastics. Components of the fourth quarter 2001 charge for restructuring are as follows:

                                                Metals   Plastics   Totals
                                               --------  --------  --------
Asset impairments                              $    613  $  2,060  $  2,673
Goodwill impairment                                   -     2,946     2,946
Lease termination costs                             927       245     1,172
Employee separations                                 20         -        20
                                               --------  --------  --------
Total charges                                  $  1,560  $  5,251  $  6,811
                                               ========  ========  ========

Other (Income) Expense

     Other expense for 2001 was $1.7 million, compared to other income of $6.3 million for 2000. The components are as follows:

                                                 2001      2000     Change
                                               --------  --------  --------
Goodwill and other intangibles amortization    $  2,008  $  1,253  $    755
Gain on sale of equipment with zero book value     (375)        -      (375)
Gain on sale of Irish plastics business               -    (4,933)    4,933
Gain on sale of Chicago, IL property                  -    (2,441)    2,441
Other (income) expense, net                          94      (130)      224
                                               --------  --------  --------
Total other (income) expense, net              $  1,727  $ (6,251) $  7,978
                                               ========  ========  ========

     The increase in goodwill and other intangibles amortization is primarily due to the fact that 2001 includes a full year of goodwill amortization related to the merger, Kingway acquisition and NPSAC acquisition compared to the approximate nine-and-one-half month post-merger and Kingway acquisition period in 2000 and no goodwill amortization related to the NPSAC goodwill. Except for goodwill amortization and the gains as described above, there were no individually significant or offsetting items in either 2001 or 2000.

Interest Expense

     Interest expense, net, for 2001 and 2000 was $7.1 million. Although level from year-to-year, interest expense decreased due to the lower level of debt of the Company as the result of a decrease in overadvance fees in 2001 compared to overadvance fees paid in the first half of 2000 before the Company significantly reduced debt levels in the second half of 2000 through asset sales, the $29.5 million of cash proceeds generated through asset sales and used to reduce debt during the second half of 2000 and the lower interest rates on the Company's Bank of America facilities due to the many rate reductions by the Federal Reserve after June 2000. The decreases were offset by an increase due to the debt assumed in the NPSAC acquisition, an increase in amortization of deferred financing fees and an increase in interest rates in November 2001 on the Company's Bank of America facilities to a default rate as specified in the BOA Financing and Security Agreement. [Interest expense for 2002 may decrease compared to 2001 depending on the amount of proceeds and timing of asset dispositions in 2002 as part of the Company's corporate-wide restructuring plan.]

     For 2001 and 2000, a total of $3.1 million and $4.4 million, respectively, of interest expense has been allocated to or actually incurred in discontinued operations. Interest expense is allocated to discontinued operations on the basis of the percentage of total average assets of discontinued operations to gross total assets.

Equity Results

     Equity in loss of continuing operations of affiliate in 2000 represents Chatwins Group's pre-merger share of Reunion's loss from continuing operations in that period.

Income Taxes

     There was a tax provision from continuing operations of $12.7 million for 2001 compared to a tax benefit of $0.6 million for 2000. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $124.1 million at December 31, 2001, $79.2 million of which expire by 2004. [The Company may be able to utilize its loss carryforwards against possible increased profitability as the result of the Company's corporate-wide restructuring plan. However, until the amount of proceeds from and timing of asset dispositions as part of such plan are known], management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2001. The tax benefit from continuing operations in 2000 was the result of a decrease in the valuation allowance against the deferred tax assets related to the Company's net operating loss carryforwards established at the merger date due a change in the then current estimates of future taxable income.

Discontinued Operations

     There was a loss from discontinued operations for 2001 of $9.2 million. The Company recorded a fourth quarter 2001 charge for estimated loss on disposal of discontinued operations ($6.4 million) related to estimated phase-out period operating losses, lease termination costs and asset writedowns of the discontinued bridges and cranes business [as management expects that the materials handling systems business will be sold at a price exceeding its carrying value.]

     There was a loss from discontinued bridges and cranes operations during 2001 ($5.3 million) and income from discontinued materials handling systems operations ($3.0 million). Management adjusted the reserve for estimated expenses related to Chatwins Group's former grating business ($0.3 million) due to an increase in estimated future operating lease commitments. There was a loss from discontinued agricultural operations ($135,000) during 2001.

     There was income from discontinued operations during 2000 of $0.55 million. The income from discontinued operations was comprised of a loss from discontinued bridges and cranes operations ($7.2 million), income from discontinued materials handling systems operations ($6.4 million), a loss from discontinued wine grape agricultural operations ($0.6 million), the gain from the sale of such operations ($2.3 million with $-0- tax effect as the valuation allowance against the deferred tax assets related to the Company's net operating loss carryforwards was reduced for the tax effect of such gain), a reduction in the gain on disposal of the discontinued grating business of the former Chatwins Group ($0.8 million) and a reduction in the provision for estimated expenses of the discontinued grating business ($0.5 million).

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

     For 2001 and 2000, discontinued operations includes a total of $3.1 million and $4.4 million, respectively, of interest expense.

Extraordinary Items

     The losses from extraordinary items in 2000 of $1.9 million, net of $-0-taxes, represent the pre-merger write-offs of deferred financing costs at both Chatwins Group and pre-merger Reunion and fees related to the early repayment of the Company's term loan B with BOA in August 2000 with the proceeds from the sale of the Company's Irish plastics business.

Year Ended December 31, 2000 Compared to
  Year Ended December 31, 1999

Continuing Operations

Metals

     Metals net sales, gross margins and EBITDA percentages for 2000 and 1999 are as follows. Since the acquisition of NPSAC did not occur until January 2001, no pro forma adjustments have been made to pressure vessels and spring sales and margins for 2000 and 1999 below. Cylinders EBITDA percentage for 2000 excludes a $2.4 million gain on sale of its Chicago, IL property.

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2000       1999     2000    1999    2000    1999
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $  32,250  $  27,400   29.5%   25.1%   22.2%   16.7%
Cylinders           30,463     32,291   24.4%   20.0%   15.4%   12.2%
                 ---------  ---------  ------  ------  ------  ------
  Metals totals  $  62,713  $  59,691   27.0%   22.3%   18.9%   14.3%
                 =========  =========  ======  ======  ======  ======

     The increase in pressure vessel sales in 2000 was due to strong first and second quarter 2000 order levels which began to ship in the 2000 second half and an overall increase in foreign sales in several pressure vessel product lines. Sales of leaf springs were up slightly compared to 1999. Pressure vessel and springs margin increased on the higher level of sales and a product mix which included more higher-margin foreign sales. Sales of cylinders was down due to softness in the hydraulic cylinder market. However, 2000 sales included an increase in higher-margin core business cylinder sales away from lower margin marine and other cylinders.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, and is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales increased during 2000 compared to the 1999 primarily due to the same factors affecting gross profit margin discussed above. Note that for financial reporting purposes, the Company classified the $2.4 million gain on sale of the cylinder business' Chicago, IL property within cylinder EBITDA. Excluding this gain, cylinder EBITDA and EBITDA as a percentage of cylinder sales increased in 2000 compared to 1999.

Plastics

     Plastics sales for 2000 since the March 16, 2000 merger totaled $42.0 million. Such sales resulted in Plastics gross profit of $6.3 million, or 15.0% of sales.

     On a pro forma basis as if Plastics was acquired on January 1, 1999, Plastics sales in 2000 totaled $56.0 million, compared to $71.6 million for 1999. Excluding the Irish plastics business for reasons of comparability, such sales would be $48.3 million for 2000 and $57.7 million for 1999, a decrease of $9.4 million or 16%. The decrease in revenues is the continuation of a trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics facilities.

     Plastics gross profit for 2000 was $6.3 million, or 15.0% of sales. On a pro forma basis, Plastics gross profit for 2000 was $8.2 million, or 14.6% of sales, compared to $10.8 million, or 14.9% of sales, for 1999. Excluding the Irish plastics business for reasons of comparability, gross profit would be $7.1 million, or 14.7% of sales, for 2000 and $8.6 million, or 15.0% of sales, for 1999, a decrease of $1.5 million or 18%. The decline in gross profit is directly related to the reduction in sales volume and resulting cost absorption inefficiencies.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for 2000 were $16.4 million, compared to $7.9 million for 1999, an increase of $8.5 million. SGA expenses in 2000 include approximately $6.5 million of SGA from Plastics and corporate administrative expenses of pre-merger Reunion which were not present in 1999. The remaining increase was due primarily to an increase in pre-merger related professional fees at Chatwins Group and a charge related to special healthcare benefits offered in the 2000 fourth quarter. SGA expenses as a percentage of sales increased to 15.6% for 2000 compared to 13.2% in 1999. SGA as a percentage of sales was higher in 2000 compared to 1999 due to the addition of Plastics, whose combined SGA as a percentage of related sales was 14.1%, and increases in pre-merger related professional fees at Chatwins Group and fourth quarter healthcare costs.

Other (Income) Expense

     Other income for 2000 was $6.3 million, compared to other expense of $0.3 million for 1999. The larger components of each are as follows:

                                                 2000      1999     Change
                                               --------  --------  --------
Goodwill and other intangibles amortization    $  1,253  $    364  $    889
Gain on sale of Irish plastics business          (4,933)        -    (4,933)
Gain on sale of Chicago, IL property             (2,441)        -    (2,441)
Other (income) expense, net                        (130)      (59)      (71)
                                               --------  --------  --------
Total other (income) expense, net              $ (6,251) $    305  $ (6,556)
                                               ========  ========  ========

     The increase in goodwill and other intangibles amortization is primarily due to the fact that 2000 includes a goodwill amortization related to the merger and Kingway acquisition and 1999 included no goodwill amortization related to these events. Except for goodwill amortization and the gains as described above, there were no individually significant or offsetting items in either 2000 or 1999.

Interest Expense

     Interest expense, net, for 2000 was $7.0 million compared to $5.3 million for 1999, indicating an increase of $1.7 million. The increase in interest expense reflects the higher level of debt of the post-merger company when compared to the 1999 debt levels of pre-merger Chatwins Group and the payment of $0.7 million in overadvance fees.

     For 2000 and 1999, a total of $4.4 million and $4.7 million, respectively, of interest expense has been allocated to or actually incurred in discontinued operations.

Equity Results

     Equity in loss of continuing operations of affiliate in 2000 and 1999 represents Chatwins Group's pre-merger share of Reunion's loss from continuing operations in each period.

Income Taxes

     There was a non-cash tax benefit from continuing operations of $0.6 million for 2000 compared to a non-cash tax benefit of $0.9 million for 1999. The tax benefit from continuing operations in 2000 was the result of a decrease in the valuation allowance against the deferred tax assets related to the Company's net operating loss carryforwards established at the merger date due to a change in the then current estimates of future taxable income. The tax benefit for 1999 is primarily the result of the pre-tax loss from continuing operations in 1999 and the reversal of the valuation allowance of $640,000 for deferred tax assets.

Discontinued Operations

     There was income from discontinued operations during 2000 of $0.55 million. The income from discontinued operations was comprised of a loss from discontinued bridges and cranes operations ($7.2 million), income from discontinued materials handling systems operations ($6.4 million), a loss from discontinued wine grape agricultural operations ($0.6 million), the gain from the sale of such operations ($2.3 million with $-0- tax effect as the valuation allowance against the deferred tax assets related to the Company's net operating loss carryforwards was reduced for the tax effect of such gain), a reduction in the gain on disposal of the discontinued grating business of the former Chatwins Group ($0.8 million) and a reduction in the provision for estimated expenses of the discontinued grating business ($0.5 million).

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

     There was income from discontinued operations during 1999 of $1.1 million, net of taxes of $0.2 million. Income from discontinued operations was comprised of a loss from discontinued bridges and cranes operations ($1.7 million), income from discontinued materials handling systems operations ($0.7 million), the gain on disposal of the discontinued grating business of the former Chatwins Group ($8.4 million) and income from discontinued operations of the grating business ($0.1 million, which included the $1.7 million pre-tax gain on sale of the Chicago property that comprised the Chicago manufacturing operations of Chatwins Group's Klemp division), partially offset by provisions for estimated expenses ($1.9 million) and disposals of the international grating subsidiaries ($4.1 million) and the oil and gas operations ($0.7 million). There was also equity in income from discontinued operations of pre-merger Reunion (less than $0.1 million).

     For 2000 and 1999, discontinued operations includes a total of $4.4 million and $4.7 million, respectively, of interest expense.

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

Recent Developments

     The following discussion describes developments that have affected the Company during 2001 and during the period in 2000 since the March 16, 2000 merger.

Restructuring and Other Actions

     As the result of downturns in several of the markets served by the Company during the third and fourth quarters of 2001 and the resulting decreases in the Company's ability to absorb costs and the quality of its borrowing base, management of the Company has developed a plan to restructure its continuing businesses and dispose of or shut-down certain other businesses. These actions are designed to improve productivity and operating performance, reduce debt and provide liquidity. [The benefits of these actions are anticipated to begin to be realized in 2002 and continue over the next several years.] Key elements of the plan include:

                                                         RESTRUCTURING

*     Consolidate the pressure vessel operations of CPI and NPSAC.

*     Consolidate the cylinder operations of Hanna and TJ Brooks.

*     Shut-down Plastics' thermoplastics operations at Siler City, NC.

*     Close Plastics' corporate headquarters in Charlotte, NC.

*     Address machinery and equipment impairments.

                                                DISCONTINUED OPERATIONS

*     Shut-down and liquidate the assets and business of Alliance Machine.

*     Dispose of the Kingway Material Handling division.

     In April 2001, the Company entered into a non-binding letter of intent for the sale of substantially all of the assets of Alliance for $3.3 million in cash plus the assumption by the buyer of certain liabilities. Consummation of this sale is subject to certain conditions, including the execution of a definitive asset purchase agreement, and there can be no assurance that the transaction will close on the terms set forth in the letter of intent or at all.

     The plan was approved by the Company's board of directors in December 2001. The Company has recorded a fourth quarter 2001 charge for restructuring costs, including facility shut-down costs, lease termination costs and asset writedowns, including impaired goodwill related to Plastics, and a charge for estimated loss on disposal of discontinued operations (related solely to Alliance Machine) including phase-out period operating losses, lease termination costs and asset writedowns.

     Components of the fourth quarter 2001 charges are as follows:

                                                 Classifications of Charges
                                               ------------------------------
                                               Provision for     Discontinued
                                               Restructuring       Operations
                                               -------------    -------------
  Metals:
Asset impairments                                   $    613         $  3,771
Lease termination costs                                  927              995
Reserve for operating losses during phase-out              -            1,633
Employee separations                                      20                -
                                                    --------         --------
Total charges - Metals                                 1,560            6,399
                                                    --------         --------
  Plastics:
Asset impairments                                      2,060                -
Goodwill impairment                                    2,946                -
Lease termination costs                                  245                -
                                                    --------         --------
Total charges - Plastics                               5,251                -
                                                    --------         --------
Total charges                                       $  6,811         $  6,399
                                                    ========         ========

     The $1.6 million charge for discontinued operations phase-out includes $1.4 million for operating losses and $0.2 million for employee separations costs. [The cash outlay related to the charges is anticipated to occur during 2002. Management also anticipates incurring other charges and cash outlays in 2002 in order to fully execute the plan.

     Components of the estimated cash impacts of the plan anticipated to occur in 2002 are as follows:

                                               Classification of Cash Impacts
                                               ------------------------------
                                                                 Discontinued
                                               Restructuring       Operations
                                               -------------    -------------

Total charges                                       $  6,811         $  6,399

  Less:  Non-cash components                          (5,619)          (3,771)
                                                    --------         --------
Estimated cash impacts of charges                      1,192            2,628

  Other anticipated cash outlays:
Relocation costs                                         750                -
Phase-out period operating losses                        730                -
                                                    --------         --------
Total estimated cash impacts                        $  2,672         $  2,628
                                                    ========         ========]

     Execution of the plan began in January 2002 and [is expected to be completed by June 2002 but by no later than the end of 2002]. Benefits of the plan include cost reductions from streamlining operations, reducing operating losses at historically unprofitable businesses and interest savings from reduced debt. [Management estimates indicate that the present value of these benefits significantly exceeds the near-term estimated costs to execute the plan.]

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

     Due to the rate and level of the downturns in several of the markets served by the Company and the resulting decrease in the Company's ability to absorb costs, cost cutting and capital expenditure restriction measures taken by management during the third and fourth quarters of 2001 were not enough to achieve ratio compliance. For the quarter ended September 30, 2001, the Company's fixed charge coverage ratio was 0.79:1 and the funded debt to EBITDA ratio was 5.61:1. As a result, the Company is in default under its BOA Financing and Security Agreement.

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

     In November 2001, the Company was informed by BOA that a borrowing base deficiency existed, as defined in the BOA financing and security agreement. Since that time, the Company and BOA have entered into six side letter agreements wherein BOA and the other lenders that participated in the BOA refinancing of the Company in the merger agreed to provide monthly advances in excess of the borrowing base of the Company for working capital needs while the Company addresses its lack of liquidity issue pursuant to its plan to sell assets and reduce debt. The sixth side letter agreement, dated April 1, 2002, provides overadvance approval on a day-to-day basis whereby the overadvance may not exceed $3.5 million. As of April 16, 2002, the Company has not exceeded the $3.5 million overadvance availability provided for in the side letter agreement. However, nothing in these six side letter agreements waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement.

     In consideration of providing its approval of overadvance availability, as provided in the side letter agreements, the Company has been and continues to pay a weekly fee of $25,000 or $50,000, depending on the amount of the overadvance. Since entering into the side letter agreements beginning in November 2001, the Company has paid BOA a total of $750,000 in such fees.

     During 2001, the Company spent $2.9 million on capital expenditures. The Company's covenant limitation on capital expenditures is $4.5 million for the year 2001 and thereafter.

Semi-Annual Interest on 13% Senior Notes due November 1, 2001

     The Company was unable to fund its November 1, 2001 $1.616 million semi-annual interest payment on its 13% senior notes as it had insufficient funds available under its revolving credit facility with BOA. Failure to make the November 1 interest payment is a default under the indenture which governs the 13% senior notes. Under the terms of the indenture, the Company had thirty days to cure the default. The Company was unable to cure the default during the 30-day cure period.

     Management of the Company has been in contact with certain of the Note Holders and holders representing approximately ninety percent of the principal amount of senior notes outstanding. As part of its corporate-wide restructuring plan, management of the Company has determined to dispose of assets in order to meet its interest payment obligations under the 13% senior notes. [Management of the Company currently believes that it will be able to obtain the necessary funds. However, there can be no assurance that management will be successful in its efforts.]

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
                                  ========   ========   ========   ========

     The $120,000 principal amount of 13% senior notes was repaid by the Company on May 1, 2001 from funds available under its revolving credit facility.

     Of the remaining $24.855 million of senior notes, $12.5 million is scheduled to be repaid in May 2002 and $12.355 million is scheduled to be repaid in May 2003. [Management does not expect to have the internally generated liquidity necessary to fund the May 1, 2002 sinking fund payment and is in the process of investigating various refinancing and repayment scenarios. Such scenarios involve not only mezzanine or additional term debt, which could potentially include warrants, but also involve other considerations such as a sale of assets.] The Company currently is in default under the indenture for the senior notes due to its inability to make the November 1, 2001 semi-annual interest payment of $1.616 million.

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

Acquisition of NPS Acquisition Corp.

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (NPSAC) (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. Until the first quarter of 2002, NPSAC was based in Clearfield, Utah and manufactured seamless steel pressure vessels, an existing Metals product line. As part of the Company's plan to restructure its continuing operations, in the first quarter of 2002 this facility was shut-down and its operations were relocated and combined with the Company's pressure vessel manufacturing operations in McKeesport, Pennsylvania. The transaction was accounted for as a purchase under APB Opinion No. 16 "Business Combinations". The purchase price in excess of net assets acquired of $8.6 million was recorded as goodwill and, until December 31, 2001, was being amortized over 15 years.

     The purchase price included the assumption of a 15% per annum $6.9 million note payable to Shaw Group, the former owner of Naptech Pressure Systems. Simultaneously with the acquisition, Reunion paid Shaw Group $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America (BOA). The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first two payments from funds available under its revolving credit facility. The Company has been unable to fund the remaining payments under this note due to lack of liquidity and insufficient funds available under its revolving credit facility. The note is unsecured and subordinated to the BOA term loan and revolving credit facilities.

     The estimated fair value of assets acquired included approximately $1.4 million of cash, receivables, inventories and other current assets, approximately $0.3 million of fixed assets and $1.3 million of deferred tax assets which are fully reserved by a valuation allowance. The purchase price in excess of net assets acquired of $8.6 million was recorded as goodwill and, until December 31, 2001, was being amortized over 15 years. NPSAC's fully-reserved deferred tax assets are comprised primarily of net operating losses.

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

Dispositions and Discontinued Operations

     In December 2001, pursuant to the plan developed by management to restructure the Company's continuing businesses and dispose of or shut-down certain other businesses, the Company classified and began accounting for its bridges and cranes and materials handing systems businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). Prior period information contained in the consolidated financial statements and notes have been restated to reflect accounting for these businesses as discontinued operations.

     On August 31, 2000, the Company sold its Irish plastics subsidiary, Data Packaging, Ltd. The net proceeds of $10.0 million from the sale were used to repay debt including a portion of the Company's senior secured and revolving credit borrowings with Bank of America.

     On October 27, 2000, the Company sold substantially all of its wine grape agricultural operations and real estate holdings in Napa County, California. The $16.5 million net proceeds from the sale after transaction-related costs were used to reduce debt. During the third quarter of 2000, the Company classified and began accounting for the agricultural operations as discontinued operations.

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

     The Company is currently in default under its BOA credit facilities and 13% senior notes. Therefore, BOA and the Company's senior noteholders have available to them all remedies as provided under the contractual terms of the BOA Financing and Security Agreement and the indenture governing the 13% senior notes including, but not limited to, acceleration of all amounts outstanding under each.

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

     The purchase price included $100,000 in cash paid to the then existing common stockholders of Kingway, the assumption of approximately $10.3 million of Kingway's debt and the issuance of $6.8 million of preferred stock in exchange for Kingway's existing preferred stock as described below. Assets acquired included approximately $3.0 million of current assets and approximately $2.1 million of fixed and other assets. Liabilities assumed, including the assumed debt, included approximately $11.7 million of current liabilities and $6.8 million of preferred stock. The purchase price in excess of net assets acquired, less $0.3 million, the value assigned to SAC's net operating losses at the time of the acquisition, amounting to approximately $13.2 million, was recorded as goodwill and, until December 31, 2001, was being amortized over 15 years.

     In the acquisition, the holder of SAC's preferred stock received in exchange for its shares 5,000 shares of Reunion Series B preferred stock. The Reunion Series B preferred stock has a redemption price of $5,000,000 plus cumulative dividends as of the date of the acquisition of $1,781,000. See "Preferred Stock Exchange" below for a discussion of the exchange of the Company's preferred stock for common stock.

     In December 2001, pursuant to a plan developed by management to restructure the Company's continuing businesses and dispose of or shut-down certain other businesses (see note 2), the Company classified and began accounting for the materials handling systems business as a discontinued operation.

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

Summary of 2001 Activities

     Cash and cash equivalents totaled $1.2 million (including $0.5 million classified within discontinued operations) at December 31, 2001, compared to $2.5 million (including $0.7 million classified within discontinued operations) at December 31, 2000, a decrease of $1.3 million. This decrease resulted from $5.1 million of cash provided by operations more than offset by $2.5 million of cash being used in investing activities and $3.9 million used in financing activities.

Operating Activities

     Cash provided by operating activities of $5.1 million in 2001 was the result of a decrease in net working capital as lower volume levels led to a reduction in receivables and inventories and as tighter liquidity resulted in a slowdown in payments to vendors.

Investing Activities

     The Company disposed of machinery and equipment with no book value during 2001, generating $0.4 million in cash proceeds. Capital expenditures were $2.9 million. The Company also acquired the common stock of NPSAC for $10,000.

Financing Activities

     Proceeds from new borrowings totaled $0.5 million, all under the capital expenditures facility. The Company made scheduled repayments of debt totaling $5.3 million, which included $3.7 million on its term loan A, $0.2 million on its capital expenditures facility, $1.2 million on the note payable assumed in the NPSAC acquisition, $120,000 of 13% senior notes and an additional $48,000 on a Metals related note payable. Other debt repayments totaling $58,000 represent payments on capital lease obligations and other debt. Revolving credit facility borrowings increased $3.8 million during the year, including the $2.0 million paid in the NPSAC acquisition.

CONTRACTUAL OBLIGATIONS

     The following represents a tabular summarization of the Company's contractual obligations at December 31, 2001 (in thousands):
                                         Less
                                         Than     1 to 3    4 to 5     After
Description                    Total    1 Year     Years     Years    5 Years
--------------------------   --------  --------  --------  --------  --------
Debt in default              $ 41,914  $ 16,434  $ 20,217  $  5,263  $      -
Other debt - related parties    4,615     4,615         -         -         -
Other long-term debt            4,661     4,661         -         -         -
Capital lease obligations
  and SBA loans                   236        87       149         -         -
Noncancellable operating
  lease commitments            22,756     4,724     6,465     4,167     7,400
                             --------  --------  --------  --------  --------
Total contractual
  obligations                $ 74,182  $ 30,521  $ 26,831  $  9,430  $  7,400
                             ========  ========  ========  ========  ========

     The above table shows the contractual aggregate maturities of debt in default excluding the Company's revolving credit facility. Due to its default status, all such debt and the revolving credit facility is classified as current in the accompanying consolidated balance sheet at December 31, 2001. Other debt - related parties and other long-term debt, although contractually due, are classified as long-term in the accompanying consolidated balance sheet at December 31, 2001 as such amounts may not be paid due to restrictions imposed by the BOA financing and security agreement.


FACTORS AFFECTING CURRENT AND FUTURE LIQUIDITY

     During the third and fourth quarters of 2001, the Company experienced downturns in several of the markets it serves resulting in a decrease in the Company's ability to absorb costs and a decrease in the quality of its borrowing base due to an increase in ineligible receivables and inventory. Based on the borrowing base formulas as set forth in the BOA Financing and Security Agreement, this increase in ineligibles resulted in a decrease in borrowing availability under the revolving credit facility. These events have had a significant adverse effect on the Company's ability to meet its obligations, including the Company extending its vendors and its inability to make the November 1, 2001 $1.616 million semi-annual interest payment on the $24.855 million of outstanding senior notes.

     Management of the Company has developed a restructuring plan which includes the disposition of other businesses and which is designed to improve productivity and operating performance. [The improvements in productivity and operating performance as the result of its implementation, although expected to begin in 2002, may not materialize for several quarters] and the Company has not executed a significant sale of assets. At the same time, the Company has past due, immediate and near-term obligations.

     [Management of the Company is currently pursuing certain asset dispositions included in the Company's restructuring plan and believes that by the end of June 2002, based on recent discussions with several qualified buyers, the Company will generate adequate proceeds from asset sales to alleviate the current and future strain on liquidity and meet its past due, immediate and near-term obligations. However, no assurances can be given that such pursuits will be successful.]

GOING CONCERN

     As of December 31, 2001, the Company was unable to extend its May 2002 sinking fund payment date and was unable to fund its November 1, 2001 $1.616 million semi-annual interest payment on its 13% senior notes as it had insufficient funds under its revolving credit facility. Additionally, the Company's Bank of America (BOA or Bank of America) Financing and Security Agreement and the indenture governing the 13% senior notes contain various covenants which, among other things, require the Company to maintain minimum availability and specify that the Company meet certain financial requirements, including minimum EBITDA, a minimum fixed charge coverage ratio and a maximum funded debt to EBITDA ratio. As of December 31, 2001, the Company was not in compliance with the minimum EBITDA requirement, fixed charge coverage ratio and maximum funded debt to EBITDA ratio. The Company has not been in compliance with certain of these financial covenants since the third quarter of fiscal 2001. As a result, $64.4 million of the Company's long-term debt was classified as current on the consolidated balance sheet as of December 31, 2001 and is currently subject to various remedies including, but not limited to, acceleration of all amounts outstanding under the BOA Financing and Security Agreement and the 13% senior notes. [The Company is projecting that it will not be in compliance with the covenants of its BOA Financing and Security Agreement or its 13% senior notes over the next twelve months.]

     The Company has generated a net loss of $38,128,000 during the year ended December 31, 2001.

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $60,179,000, the defaults of the BOA Financing and Security Agreement and the 13% senior notes, and the lack of borrowing capacity under its revolving credit facility indicate that [the Company may not be able to continue as a going concern for a reasonable period of time.] The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Since September 2001, the Company has been negotiating with its lenders to defer principal payments and modify the financial covenants under its existing debt facilities. Additionally, the Company has engaged a firm to serve as its investment banker with respect to the sale of its materials handling systems business and has had discussions with several prospective buyers. The Company plans to continue to pursue this sale to provide the liquidity necessary to maintain its ongoing operations. [Although management expects to be able to accomplish its plans, there is no assurance that it will be able to do so. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.]


CRITICAL ACCOUNTING POLICIES

Use of Estimates

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of the accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties and that affect the reported amounts of assets, liabilities, revenues, expenses which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements giving due regard to materiality.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

     Sales are recorded when title and risks of ownership transfer to the buyer. Shipping and handling fees charged to customers are recorded as revenues and the related costs are recorded as cost of sales.

     The Company markets its products to a diverse customer base in the United States and in other countries. Credit is extended after a credit review by management which is based on a customer's ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. Reunion Industries has no concentration of credit risks and generally does not require collateral or other security from its customers.

     Accounts receivable are presented net of a reserve for doubtful accounts of $212,000 at December 31, 2001 and $328,000 at December 31, 2000, which represented 1.7% and 2.6%, respectively, of gross trade receivables (excluding other non-trade receivables).

Inventories and Inventory Reserves

     Inventories are stated at the lower of cost or market, at costs which approximate the last-in, first-out method of inventory valuation. The remainder are at costs which approximate the first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. Reserves for excess, slow-moving and obsolete inventories are based on reviews of inventory usage reports for items more than one year old. The Company evaluates its inventories on a quarterly basis to identify excess, slow-moving and obsolete inventories and assess reserve adequacy. When this evaluation indicates such inventories exist, the reserve is increased by a charge to operations or such inventories are written off.

     With downturns in certain of the markets served by the Company during the second half of 2001, the Company experienced an increase in inventories classified as slow-moving according to its policy. Based on a review by management, the Company wrote-off $2.5 million of inventories in the fourth quarter of 2001.

Goodwill and Impairment

     The excess of the purchase consideration over the fair value of the net assets of acquired businesses is considered to be goodwill and, until December 31, 2001, was being amortized over 15 years using the straight-line method.

     The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or the carrying value of goodwill may not be recoverable. In evaluating goodwill for possible impairment, an estimate of undiscounted future cash flows over the goodwill's remaining estimated useful life is used. If this analysis indicates that goodwill is impaired, a loss is recognized to reduce its carrying value to fair market value.

     At December 31, 2001, the Company had $11.4 million of goodwill on its consolidated balance sheet and another $11.6 million was classified within net assets of discontinued operations. Of the $11.4 million of goodwill, $9.5 million relates to the Company's pressure vessel and springs segment, $1.5 million relates to the cylinders segment and the remainder relates to additional shares of the Company's common stock issued pursuant to the merger agreement. See "Additional Shares of Reunion Common Stock." Because of the historically positive operating results and cash generation of the pressure vessel and springs segment, management does not consider its related goodwill to be impaired as of December 31, 2001. Also, management does not consider the cylinders segment goodwill to be impaired as the Company believes this segment is in a temporary cyclical downturn.

     During the fourth quarter of 2001, as part of the provision for restructuring, the Company wrote-off all goodwill related to Plastics of $2.9 million due to the equipment write-offs and the historical operating results of that segment.

     Management does not consider the $11.6 million of goodwill classified within net assets of discontinued operations to be impaired as it relates to the discontinued materials handling systems operations, which has historically produced positive operating results and cash generation and which management expects to dispose of at an amount which exceeds its carrying value.

     See "Recent Accounting Pronouncements."

Property, Plant and Equipment

     The Company evaluates its property, plant and equipment for impairment whenever indicators of impairment exist. With downturns in certain of the markets served by the Company during the second half of 2001, indications were that impairment existed in its Plastics segment and that the carrying value of a portion of its property, plant and equipment was no longer recoverable. As a result, as part of the provision for restructuring, the Company recorded $2.1 million related to impaired property, plant and equipment at Plastics. Such equipment has a carrying value at December 31, 2001 of approximately $0.4 million representing the appraised estimated liquidation value of such equipment.

Pensions

     The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" which requires that amounts recognized in the consolidated financial statements be determined on an actuarial basis. The Company makes contributions to the defined benefit plans based on the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

     The Company uses the fair value of plan assets to determine the expected and actual returns on plan assets. The difference between the expected return and actual return is deferred. During the second half of 2001, the fair value of assets in both of the Company's defined benefit pension plans decreased for various reasons, including a downturn in the overall economy and unusual world events. This decrease in asset values resulted in the Company recording additional minimum pension liabilities in excess of amounts previously accruedtotalling $1.1 million which is classified as accumulated comprehensive loss within stockholders' equity at December 31, 2001. Although management believes the long-term rates of return used to calculate the expected returns on plan assets are reasonable, should a trend of actual returns being less than expected returns develop, future pension costs would likely increase.

     In determining the discount rates to be used at the end of each year to determine plan liabilities, the Company looks at rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. Changes in discount rates over the last three years have not materially affected pension costs and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS 87.

     [The Company currently expects that consolidated pension costs for 2002 will not be significantly different from 2001.]

Other Postretirement Benefits

     The Company provides health benefits for certain retired employees at the Company's pressure vessel operations and Plastics and of its Corporate Executive Payroll. These plans are not funded. Other postretirement benefit costs and the benefit obligation are actuarially determined based on discount rates and expected trends in healthcare costs.

Environmental Contingencies

     When it is probable that a liability has been incurred or an asset has been impaired, a loss is recognized assuming the amount of the loss can be reasonably estimated. Except as described in the following paragraphs, the Company believes it is currently in material compliance with existing environmental protection laws and regulations and is not involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions that may be required, the Company has also employed outside consultants from time to time to advise and assist the Company's environmental compliance efforts. Except as described in the following paragraphs, the Company has not recorded any accruals for environmental costs.

     In February 1996, Reunion was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. Since then, the Company has expended $376,000 of remediation costs and accrued an additional $20,000.

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. The Company's environmental consultant is in the process of updating the estimate of the costs to comply with this order, [but the Company does not believe that the cost of future remediation will exceed the amount accrued]. No remediation was performed in 2000 or 2001 pending the decision. However, the Company has paid $232,000 for its share of consulting services in connection with the hearings. At December 31, 2001, the balance accrued for these remediation costs is approximately $1,076,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

     On March 15, 2002, the Company received a Request for Information from the United States Environmental Protection Agency (USEPA) regarding the Gambonini Mine Site in Marin County, California. The Company is currently gathering the information requested by the USEPA and is cooperating fully with this request. At this time, the Company has not been formally named as a potentially responsible party. As such and because the extent of the Company's involvement with the Gambonini Mine Site is not known, the Company has not made any assessment of potential liability, if any.


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement eliminates the pooling-of-interest method for business combinations and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for purchases completed after June 30, 2001.
The Company has not engaged in any acquisitions since June 30, 2001. Acquisitions prior to June 30, 2001 were recorded as purchases in accordance with Accounting Principles Board Opinion No. 16.

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

     The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains many of its fundamental provisions. SFAS 144 also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" but retains its provision to separately report discontinued operations and extends that reporting to a component of an entity, as defined therein, that either has been disposed of or is classified as held for sale, thus broadening the presentation of discontinued operations to include more disposal transactions. Effective January 1, 2002, the Company adopted this statement.

     The Company is evaluating the adoption and effects of these statements on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, Reunion Industries has market risk exposure to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and Reunion Industries' strategies to manage the exposure is discussed below.

      Reunion Industries manufactures its products in the United States and sells its products in the United States and in foreign countries. The countries to which the Company exports its products vary from year to year. International sales in 2001 were in four major areas of the globe: the Far East; Mexico; Western Europe; and Canada. International sales in 2000 were in four major areas of the globe: the Far East; Canada; Western Europe; and Central and South Americas. The majority of international sales in 2001 and 2000 relate to pressure vessel sales to customers in Taiwan and the People's Republic of China. Of Reunion's $99.5 million of consolidated net sales for 2001, $16.7 million were export sales, of which $12.6 million related to pressure vessel sales and $3.7 million related to Plastics. The remainder related to cylinder sales in Canada. Of the $12.6 million of foreign pressure vessel sales, approximately $9.0 million was in the Far East (principally China and Taiwan) and $2.6 million was in Western Europe. The remainder were in the Middle East and Canada. Plastics export sales included $2.6 million in Mexico with the remainder in Europe and Canada.

     Export sales to foreign countries are denominated in U.S. dollars, the Company's reporting currency. Accordingly, transaction loss exposures due to fluctuations in the currencies of the countries to which the Company's domestic locations export are minimal.

     The major raw materials used by Metals include steel hot- and cold-rolled bands, structural bars, stainless steel coils, welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions. The major raw material used by Plastics is thermoplastic polymers. These materials are available from a number of suppliers. [Prices for these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials will not increase in the future.] [Reunion Industries' contracts with its Plastics customers generally provide that such price increases can be passed through to its customers.] A 1.00% change in raw material prices would affect results of operations by approximately $500,000.

      Reunion Industries' operating results are subject to risk from interest rate fluctuations on debt that carries variable interest rates. The variable rate debt was approximately $39.5 million at December 31, 2001, which is representative of balances outstanding during the year. A 1.00% change in interest rates would affect results of operations by approximately $400,000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reunion Industries' consolidated financial statements are set forth beginning at Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Proposal, Election of Directors" and "Management Information; Executive Officers" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2002 annual meeting of stockholders to be filed with the commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Registrant's fiscal year.


ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Management Information" and "Proposal; Election of Directors; Director Compensation" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2002 annual meeting of stockholders to be filed with the commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Registrant's fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Ownership Information" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2002 annual meeting of stockholders to be filed with the commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Registrant's fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Ownership Information; Certain Relationships and Related Transactions" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2002 annual meeting of stockholders to be filed with the commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Registrant's fiscal year.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K

     (a) Documents included in this report:

The following consolidated financial statements and financial statement schedules of Reunion Industries, Inc. and its subsidiaries are included in
Part II, Item 8:

1.   Financial Statements (Pages F-1 through F-51)

     Report of Independent Public Accountants - Ernst & Young LLP
     Report of Independent Public Accountants - PricewaterhouseCoopers LLP Consolidated Balance Sheets - December 31, 2001 and 2000
     Consolidated Statements of Income (Loss) and Comprehensive
       Income (Loss) - Years Ended December 31, 2001, 2000 and 1999 Consolidated Statements of Cash Flows - Years Ended December 31, 2001,
       2000 and 1999
     Notes to Consolidated Financial Statements

2.   Financial Statement Schedules (Page S-1)

     Schedule II - Valuation and Qualifying Accounts and Reserves

     Other schedules have been omitted because they are either not required, not applicable, or the information required to be presented is included in Reunion Industries' financial statements and related notes.

3.   Exhibits

     See pages E-1 to E-5 for a listing of exhibits filed with this report or incorporated by reference herein.

     (b)   Current Reports on Form 8-K

     On December 12, 2001, the Company filed a Current Report on Form 8-K dated December 1, 2001 to file as an exhibit a public announcement via press release indicating that it would be further delayed in making its November 1, 2001 semi-annual interest payment of $1.616 million on its 13% Senior Notes due 2003, to attribute such further delay to the inability to obtain the necessary financing and to announced that failure to make the November 1 interest payment within the thirty-day cure period resulted in an Event of Default as defined in the Indenture which governs the 13% Senior Notes.

     On February 14, 2002, the Company filed a Current Report on Form 8-K dated February 12, 2002 to publicly announce the date, time and place of its annual meeting of stockholders and the date of record for stockholders that will be permitted to vote at the annual meeting.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2002                            REUNION INDUSTRIES, INC.
      --------------
                                                By: /s/ Kimball J. Bradley
                                                   ---------------------------
                                                        Kimball J. Bradley
                                                   President, Chief Operating
                                                       Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on this 16th day of April, 2002.

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

/s/ John G. Poole                     Director
---------------------------
    John G. Poole

                           REUNION INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              Page
------------------------------------------                              ----

Report of Independent Accountants - Ernst & Young LLP...................F-2
Report of Independent Accountants - PricewaterhouseCoopers LLP..........F-3
Consolidated Balance Sheet..............................................F-4
Consolidated Statement of Income (Loss) and
  Comprehensive Income (Loss)...........................................F-5
Consolidated Statement of Cash Flows....................................F-6
Notes to Consolidated Financial Statements..............................F-9

                        Report of Independent Auditors


Board of Directors and Stockholders
Reunion Industries, Inc.

     We have audited the accompanying consolidated balance sheet of Reunion Industries, Inc. as of December 31, 2001, and the related consolidated statements of income (loss) and comprehensive income (loss) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reunion Industries, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that Reunion Industries, Inc. will continue as a going concern. As more fully described in Note 1, at December 31, 2001, the Company is in default on $64.4 million of debt, has a deficiency in working capital of $60.2 million, a loss from continuing operations of $29.0 million and has a deficiency in assets of $17.2 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


ERNST & YOUNG LLP

Pittsburgh Pennsylvania
March 15, 2002

                       Report of Independent Accountants


To the Board of Directors
and Stockholders of
Reunion Industries, Inc.

     In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income (loss) and comprehensive income (loss) and of cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Reunion Industries, Inc. and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Reunion Industries, Inc. for any period subsequent to December 31, 2000.

     As discussed in Note 3 to the accompanying consolidated financial statements, Reunion merged with Chatwins Group, Inc. (Chatwins), an affiliate company on March 16, 2000. Chatwins was considered the acquiring company for financial reporting purpose. Effective with the merger, the combined company retained the name Reunion Industries, Inc.

PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
April 18, 2001

                           REUNION INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                           At December 31,     At December 31,
(in thousands)                                       2001                2000
                                           --------------      --------------
     ASSETS:
Cash and cash equivalents                        $    686            $  1,814
Receivables, net                                   12,347              12,618
Advances to employees                                 213                 233
Inventories, net                                   10,814              17,979
Other current assets                                1,219               2,105
Net assets of discontinued operations, current      5,162              10,416
                                                 --------            --------
     Total current assets                          30,441              45,165

Property, plant and equipment, net                 19,134              23,530
Due from related parties                            1,488               3,950
Goodwill, net                                      11,443               6,321
Other assets, net                                   3,269              16,316
Net assets of discontinued operations,
  non-current                                      18,641              21,157
                                                 --------            --------
Total assets                                     $ 84,416            $116,439
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' EQUITY:
Debt in default                                  $ 64,389            $      -
Revolving credit facility                               -              19,367
Current maturities of debt                             87               4,061
Trade payables                                     11,211              11,387
Accrued salaries and benefits                       3,643               3,594
Accrued interest                                    2,942               1,075
Accrued environmental reserves                      1,076               1,287
Reserve for restructuring                           1,192                   -
Due to related party                                1,107                 224
Other current liabilities                           4,973               6,210
                                                 --------            --------
     Total current liabilities                     90,620              47,205

Long-term debt                                      4,810              42,656
Long-term debt - related party                      4,615               4,015
Other liabilities                                   1,616               1,004
                                                 --------            --------
     Total liabilities                            101,661              94,880
                                                 --------            --------
Commitments and contingent liabilities                  -                   -
     Stockholders' equity:
Common stock ($.01 par value, 20,000,000 shares
  authorized, 15,590,619 and 15,235,624 shares
  issued and outstanding, respectively)               156                 152
Capital in excess of par value                     25,064              24,608
Accumulated other comprehensive loss               (1,136)                  -
Accumulated deficit                               (41,329)             (3,201)
                                                 --------            --------
Stockholders' equity (deficit)                    (17,245)             21,559
                                                 --------            --------
Total liabilities and stockholders' equity       $ 84,416            $116,439
                                                 ========            ========

         See accompanying notes to consolidated financial statements.

                           REUNION INDUSTRIES, INC.
   CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                 (in thousands, except per share information)
                                                  Year Ended December 31,
                                                  2001       2000       1999
     Sales:                                   --------   --------   --------
Metals                                        $ 60,963   $ 62,713   $ 59,691
Plastics                                        38,532     42,008          -
                                              --------   --------   --------
  Total sales                                   99,495    104,721     59,691
                                              --------   --------   --------
     Cost of Sales:
Metals                                          50,300     45,772     46,353
Plastics                                        34,157     35,713          -
                                              --------   --------   --------
  Total cost of sales                           84,457     81,485     46,353
                                              --------   --------   --------
  Gross profit                                  15,038     23,236     13,338
Selling, general & administrative               15,718     16,388      7,864
Provision for restructuring                      6,811          -          -
Other (income) expense, net                      1,727     (6,251)       305
                                              --------   --------   --------
  Operating profit (loss)                       (9,218)    13,099      5,169
Interest expense, net                            7,057      6,972      5,261
Equity in loss from continuing operations
  of affiliate                                       -        296        566
                                              --------   --------   --------
Income (loss) from continuing operations
  before income taxes                          (16,275)     5,831       (658)
Provision for (benefit from) income taxes       12,678       (616)      (922)
                                              --------   --------   --------
Income (loss) from continuing operations       (28,953)     6,447        264
                                              --------   --------   --------
  Discontinued operations, net of tax:
Estimated loss on disposal of discontinued
  bridges and cranes operations including
  provision of $1,633 for operating losses
  during phase-out period, less applicable
  income taxes of $-0-                          (6,399)         -          -
Loss from discontinued bridges and cranes
  operations, net of applicable income tax
  benefits $-0-, $-0- and $1,245,
  respectively                                  (5,294)    (7,229)    (1,665)
Income from discontinued materials handling
  operations, less applicable income taxes
  of $-0-, $-0- and $539, respectively           2,973      6,427        721
Gain on disposal of discontinued agricultural
  operations, less applicable income
  taxes of $-0-                                      -      2,286          -
Loss from discontinued agricultural
  operations, less applicable income
  taxes of $-0- and $-0-, respectively            (135)      (639)         -
Income (loss) from Discontinued Klemp to
  May 28, 1999, less applicable income
  taxes of $58                                       -          -        136
Gain (loss) on disposal of Discontinued
  Klemp (domestic), less applicable income
  taxes of $-0- and $3,905, respectively             -       (830)     8,422
Provision for estimated (expenses) credit
  Discontinued Klemp (domestic), less
  applicable income taxes (benefit) of $-0-,
  $-0- and ($864), respectively                   (320)       530     (1,859)
Estimated loss on disposal of Discontinued
  Klemp (foreign) including provision
  of $545 for operating losses during
  the phase-out period, less applicable
  income tax benefit of $1,900                       -          -     (4,087)
                                      - F-5 -
                           REUNION INDUSTRIES, INC.
   CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
           (continued)(in thousands, except per share information)

                                                   Year Ended December 31,
                                                  2001       2000       1999
                                              --------   --------   --------
Estimated loss on disposal of discontinued
  oil and gas operations, less applicable
  income tax benefit of $311                         -          -       (669)
Equity in income from discontinued
  operations of affiliate, less applicable
  income taxes of $50                                -          -         79
                                              --------   --------   --------
  Income (loss) from discontinued operations    (9,175)       545      1,078
                                              --------   --------   --------
Income (loss) before cumulative effect of
  change in accounting principle and
  extraordinary items                          (38,128)     6,992      1,342
Cumulative effect of change in accounting
  principle, net of income tax benefit of $91        -          -       (176)
                                              --------   --------   --------
Income (loss) before extraordinary items       (38,128)     6,992      1,166
                                              --------   --------   --------
  Extraordinary items, net of tax:
Write-off of deferred financing costs (merger)       -     (1,501)         -
Write-off of deferred financing costs
  (extinguishment of debt)                           -        (80)         -
Equity in loss of extraordinary item
  of affiliate                                       -       (271)         -
                                              --------   --------   --------
  Loss from extraordinary items                      -     (1,852)         -
                                              --------   --------   --------
Net income (loss)                              (38,128)     5,140      1,166

  Other comprehensive loss, net of $-0- tax:
Additional pension liability in excess of
  unrecognized prior service cost               (1,136)         -          -
                                              --------   --------   --------
Comprehensive income (loss)                   $(39,264)  $  5,140   $  1,166
                                              ========   ========   ========
Earnings (loss) applicable to common
  stockholders                                $(38,128)  $  5,045   $    710
                                              ========   ========   ========
  Earnings (loss) per common share
    - basic and diluted:
Continuing operations                         $  (1.86)  $   0.48   $  (0.02)
Discontinued operations                          (0.59)      0.04       0.11
Cumulative effect of change
  in accounting principle                            -          -      (0.02)
Extraordinary items                                  -      (0.14)         -
                                              --------   --------   --------
Income (loss) per common share
  - basic and diluted                         $  (2.45)  $   0.38   $   0.07
                                              ========   ========   ========
Weighted average shares outstanding - basic     15,587     13,236      9,500
                                              ========   ========   ========
Weighted average shares outstanding - diluted   15,612     13,306      9,500
                                              ========   ========   ========

         See accompanying notes to consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                                  Year Ended December 31,
                                                  2001       2000       1999
                                              --------   --------   --------
  Cash flow from operating activities:
Net income (loss)                             $(38,128)  $  5,140   $  1,166
Adjustments to reconcile net income (loss) to
  net cash from operating activities:
  Depreciation                                   4,865      5,276      3,637
  Amortization of intangibles                    2,354      1,403        634
  Amortization of deferred financing fees        1,011        897      1,308
  Write-off of deferred financing fees               -      1,635          -
  Deferred tax provision (benefit)              12,678       (898)      (758)
  Equity in net loss of affiliate                    -        567        437
  Gain on sale of Irish plastics subsidiary          -     (4,933)         -
  Gain on sale of discontinued agricultural
    operations                                       -     (2,286)         -
  Gain on sale of property                        (375)    (2,441)    (1,681)
  Gain (loss) on sale of Discontinued Klemp          -        830    (12,327)
  Provision for restructuring                    6,811          -          -
  Provision for estimated loss on disposal of
    discontinued bridges and cranes operations   6,399          -          -
  Provision for inventories                      2,485          -          -
  Provision (credit) for estimated expenses of
    Discontinued Klemp (domestic)                  320       (530)     2,723
  Provision for estimated loss on disposal of
    Discontinued Klemp (foreign)                     -          -      5,987
  Provision for estimated loss on disposal of
    discontinued oil and gas operations              -          -        980
  Payments of expenses of discontinued
    operations                                    (445)    (2,219)    (1,586)
  Changes in assets and liabilities:
    Decrease in receivables                      2,357      4,509      5,184
    Decrease (increase) in inventories           6,443     (1,299)       689
    Decrease in other current assets               656        803        472
    Increase (decrease) in trade payables
      and other current liabilities             (2,784)       462     (2,954)
    Increase (decrease) in due from
      related parties                            2,462        784     (1,741)
    Net change in other assets and liabilities  (2,059)    (2,193)    (6,338)
                                              --------   --------   --------
Cash provided (used) by operating activities     5,050      5,507     (4,168)
                                              --------   --------   --------
  Cash flow from investing activities:
Proceeds from sale of property                     375      3,013      4,563
Proceeds from sale of Irish plastics subsidiary      -      9,990          -
Proceeds from sale of discontinued
  agricultural operations                            -     16,500          -
Cash acquired in merger                              -      2,666          -
Proceeds from sale of Discontinued Klemp             -          -     32,052
Proceeds from sale of discontinued
  oil and gas operations                             -          -        189
Proceeds from sale of investment in
  joint venture                                      -          -        275
Acquisition of NPSAC common stock                  (10)         -          -
Acquisition of Kingway common stock                  -       (100)         -
Capital expenditures                            (2,897)    (4,072)    (2,585)
                                              --------   --------   --------
Cash provided (used) by investing activities    (2,532)    27,997     34,494
                                              --------   --------   --------

                           REUNION INDUSTRIES, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                (in thousands)
                                                  Year Ended December 31,
                                                  2001       2000       1999
                                              --------   --------   --------
  Cash flow from financing activities:
Proceeds from issuance of debt                     534     31,498          -
Repayments of debt                              (5,312)   (72,323)       (72)
Repayments of debt of discontinued operations     (680)         -          -
Repayments to related parties                        -     (1,076)         -
Revolving credit facilities borrowings         170,795    184,443    170,396
Revolving credit facilities repayments        (167,687)  (170,910)  (198,567)
Payments of deferred financing costs              (162)    (1,404)    (1,213)
Net decrease in outstanding checks              (1,351)    (1,613)      (793)
                                              --------   --------   --------
Cash used by financing activities               (3,863)   (31,385)   (30,249)
                                              --------   --------   --------
Net increase (decrease) in cash and
  cash equivalents                              (1,345)     2,119         77
Less:Change in cash of discontinued operations     217       (447)      (120)
Cash and cash equivalents, beginning of year     1,814        142        185
                                              --------   --------   --------
Cash and cash equivalents, end of year        $    686   $  1,814   $    142
                                              ========   ========   ========

  Supplemental cash flow information:
Interest paid                                 $  6,208   $  9,716   $  8,819
                                              ========   ========   ========
Income taxes paid (refunded)                  $   (119)  $    322   $    279
                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                            REUNION INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   ACCOUNTING POLICIES

Nature of Business

     Reunion Industries Inc. ("Reunion Industries", "Reunion" or "the Company") operations are composed of two major product categories: metals and plastics. Metals designs, manufactures and markets a broad range of metal fabricated and machined industrial parts and products, including seamless steel pressure vessels, fluid power cylinders and leaf springs. Until being classified as discontinued operations in the fourth quarter of 2001, products of Metals included bridge structures and cranes and materials handling systems and storage racks. Plastics manufactures high volume, precision plastics products and thermoset compounds and provides engineered plastics services.

Going Concern

     As of December 31, 2001, the Company was unable to extend its May 2002 sinking fund payment date and was unable to fund its November 1, 2001 $1.616 million semi-annual interest payment on its 13% senior notes as it had insufficient funds under its revolving credit facility. Additionally, the Company's Bank of America (BOA or Bank of America) Financing and Security Agreement and the indenture governing the 13% senior notes contain various covenants which, among other things, require the Company to maintain minimum availability and specify that the Company meet certain financial requirements, including minimum EBITDA, a minimum fixed charge coverage ratio and a maximum funded debt to EBITDA ratio. As of December 31, 2001, the Company was not in compliance with the minimum EBITDA requirement, fixed charge coverage ratio and maximum funded debt to EBITDA ratio. The Company has not been in compliance with certain of these financial covenants since the third quarter of fiscal 2001. As a result, $64.4 million of the Company's long-term debt was classified as current on the consolidated balance sheet as of December 31, 2001 and is currently subject to various remedies including, but not limited to, acceleration of all amounts outstanding under the BOA Financing and Security Agreement and the 13% senior notes. The Company is projecting that it will not be in compliance with the covenants of its BOA Financing and Security Agreement or its 13% senior notes over the next twelve months.

     The Company has generated a net loss of $38,128,000 during the year ended December 31, 2001.

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $60,179,000, the defaults of the BOA Financing and Security Agreement and the 13% senior notes, and the lack of borrowing capacity under its revolving credit facility indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Since September 2001, the Company has been negotiating with its lenders to defer principal payments and modify the financial covenants under its existing debt facilities. Additionally, the Company has engaged a firm to serve as its investment banker with respect to the sale of its materials handling systems business and has had discussions with several prospective buyers. The Company plans to continue to pursue this sale to provide the liquidity necessary to maintain its ongoing operations. Although management expects to be able to accomplish its plans, there is no assurance that it will be able to do so. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

Discontinued Operations

     In December 2001, pursuant to a plan developed by management to restructure the Company's continuing businesses and dispose of or shut-down certain other businesses (see note 2), the Company classified and began accounting for its bridges and cranes and material handling systems businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), which requires discontinued operations to be reported separately from continuing operations. Prior period information contained in these consolidated financial statements and accompanying notes have been restated to reflect accounting for these discontinued businesses in accordance with APB 30. See note 16.

     On October 27, 2000, the Company sold substantially all of its wine grape agricultural operations and real estate holdings in Napa County, California. The Company classified and began accounting for the agricultural operations as discontinued operations in accordance with APB 30. See note 16.

     During 1999, the former Chatwins Group disposed of its grating manufacturing business and liquidated its oil and gas business through the disposition of all of its grating and oil and gas related assets. See note 16.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates.

Cash and Cash Equivalents

     Cash and cash equivalents consist of demand deposit accounts and other cash equivalents with original maturities of 3 months or less.

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable are net of $212,000 and $328,000 in allowance for doubtful accounts at December 31, 2001 and 2000, respectively. Credit is extended after a credit review by management which is based on a customer's ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. The Company has no concentration of credit risks and generally does not require collateral or other security from its customers.

Inventories and Reserves for Obsolescence

     Inventories are stated at the lower of cost or market, at costs which approximate the "last-in, first-out" (LIFO) method of inventory valuation for approximately 64% and 71% of total inventories at December 31, 2001 and 2000, respectively. The remainder are at costs which approximate the "first-in, first-out" (FIFO) method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. Reserves for excess, slow-moving and obsolete inventories are based on reviews of inventory usage reports for items more than one year old. See note 4.

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

Goodwill

     Goodwill, which represents the excess of the purchase consideration over the fair value of the net assets of acquired businesses, is being amortized over 15 years using the straight-line method. Accumulated amortization of goodwill at December 31, 2001 and 2000, is $935,000 and $324,000,
respectively.

     The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or the carrying value of goodwill may not be recoverable. In evaluating goodwill for possible impairment, an estimate of undiscounted future cash flows over the goodwill's remaining estimated useful life is used. If this analysis indicates that goodwill is impaired, a loss is recognized to reduce its carrying value to fair value.

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

Other Assets

     Other assets primarily include capitalized debt issuance costs on presently outstanding debt, which are being amortized to interest expense using the effective interest rate method over the term of the related debt agreements, and the cash surrender value of life insurance policies. See notes 6 and 13.

Revenue Recognition

     Sales are recorded when shipped and title and risks of ownership transfer to the buyer. Shipping and handling fees charged to customers are recorded as revenues and the related costs are recorded as cost of sales.

     The percentage-of-completion method of accounting is used for orders with long cycle times. Under this method, income is recognized as work on contracts progresses. The percentage of work completed is determined principally by comparing the accumulated costs to date with management's current estimate of costs at contract completion. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. At the time when current estimates indicate a loss, a provision is made. Long-term contract amounts are related to and included in net assets of discontinued operations at December 31, 2001 and 2000.

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

Earnings Per Share

    Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during this period. Potential common shares include shares issuable upon exercise of the Company's stock options (see note 9).

     Potential common shares relating to options to purchase common stock aggregating 25,809 and 69,682 are included in the weighted average number of shares for the years ended December 31, 2001 and 2000, respectively.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement eliminates the pooling-of-interest method for business combinations and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for purchases completed after June 30, 2001.
The Company has not engaged in any acquisitions since June 30, 2001. Acquisitions prior to June 30, 2001 were recorded as purchases in accordance with Accounting Principles Board Opinion No. 16.

     The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement eliminates the amortization of goodwill and indefinite lived intangible assets and requires such assets be reviewed for impairment at least annually. This statement is effective for goodwill and intangible assets acquired prior to July 1, 2001 upon adoption, which is required for fiscal years beginning after December 15, 2001. The Company is evaluating the adoption and effects of this statement on the Company. During the year ended December 31, 2001, the Company recorded goodwill amortization of $1,903,000. The effect on basic earnings per share had the Company adopted the non-amortization of goodwill provisions of SFAS 142 at the beginning of 2001 would have been a decrease in net loss per share of $0.12 for the year ended December 31, 2001.

     The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains many of its fundamental provisions. SFAS 144 also supersedes Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" but retains its provision to separately report discontinued operations and extends that reporting to a component of an entity, as defined therein, that either has been disposed of or is classified as held for sale, thus broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001.

Non-cash Financing and Investing Activities

     The Company acquired all of the outstanding common stocks of NPS Acquisition Corp. in 2001 and Kingway in 2000. These transactions included the assumptions of liabilities as part of the purchase price. The Company and Chatwins Group merged in 2000 in a non-cash issuance of the Company's stock and the assumption of certain liabilities. See note 3 for a discussion of these events.

     The Company exchanged its Series A and B preferred stock in a non-cash issuance of the Company's common stock in 2000. See note 8 for a discussion of this event.

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to 2001 classifications.

NOTE 2:   RESTRUCTURING AND OTHER ACTIONS

     As the result of downturns in several of the markets served by the Company during the third and fourth quarters of 2001 and the resulting decreases in the Company's ability to absorb costs and the quality of its borrowing base, management of the Company has developed a plan to restructure its continuing businesses and dispose of or shut-down certain other businesses. Key elements of the plan include:

                                                         RESTRUCTURING

*     Consolidate the pressure vessel operations of CPI and NPSAC.

*     Consolidate the cylinder operations of Hanna and TJ Brooks.

*     Shut-down Plastics' thermoplastics operations at Siler City, NC.

*     Close Plastics' corporate headquarters in Charlotte, NC.

*     Address machinery and equipment impairments.

                                                DISCONTINUED OPERATIONS

*     Shut-down and liquidate the assets and business of Alliance Machine.

*     Dispose of the Kingway Material Handling division.

     The plan was approved by the Company's board of directors in December 2001. The Company has recorded a fourth quarter 2001 charge for restructuring costs, including facility shut-down costs, lease termination costs and asset writedowns, including impaired goodwill related to Plastics, and a charge for estimated loss on disposal of discontinued operations (related solely to Alliance Machine) including phase-out period operating losses, lease termination costs and asset writedowns. Components of the fourth quarter 2001 charges are as follows:

                                                 Classifications of Charges
                                               ------------------------------
                                               Provision for     Discontinued
                                               Restructuring       Operations
                                               -------------    -------------
  Metals:
Asset impairments                                   $    613         $  3,771
Lease termination costs                                  927              995
Reserve for operating losses during phase-out              -            1,633
Employee separations                                      20                -
                                                    --------         --------
Total charges - Metals                                 1,560            6,399
                                                    --------         --------
  Plastics:
Asset impairments                                      2,060                -
Goodwill impairment                                    2,946                -
Lease termination costs                                  245                -
                                                    --------         --------
Total charges - Plastics                               5,251                -
                                                    --------         --------
Total charges                                       $  6,811         $  6,399
                                                    ========         ========

     The $1.6 million charge for discontinued operations phase-out includes $1.4 million for operating losses and $0.2 million for employee separations costs.

     Execution of the plan began in January 2002 and is expected to be completed by June 2002 but by no later than the end of 2002. Benefits of the plan include cost reductions from streamlining operations, reducing operating losses at historically unprofitable businesses and interest savings from reduced debt. Management estimates indicate that the present value of these benefits significantly exceeds the near-term estimated costs to execute the plan.


NOTE 3:   THE MERGER, REFINANCING AND ACQUISITIONS

The Merger

     On March 16, 2000, Chatwins Group, Inc. (Chatwins Group) and Reunion merged, with Reunion as the surviving entity. Prior to the merger, Chatwins Group owned approximately 37% of Reunion's issued and outstanding common stock.

     The merger was accounted for as a purchase under APB Opinion No. 16 "Business Combinations" with Chatwins Group as the acquirer for purposes of applying purchase accounting. Accordingly, Chatwins Group's assets and liabilities were accounted for at historical book values and the assets and liabilities of the 63% of Reunion not previously owned were revalued at their estimated fair value. As Chatwins Group was considered to be the acquirer in the merger, the pre-merger financial information presented herein represents the historical financial information of Chatwins Group restated for the classifications of the Company's bridges and cranes and materials handling systems businesses as discontinued operations. See note 2.

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

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The 1,450,000 shares of Reunion common stock previously owned by Chatwins Group were retired in the merger, as were the previously issued shares of Chatwins Group common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock would be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses and the acquired Kingway business achieved specified performance levels in 2000. A determination of the number of shares to be issued was made by the board of directors at its meeting held on May 15, 2001. Such additional shares totaled 348,995 and were issued on May 29, 2001. The closing price of Reunion's common stock on that date was $1.30 per share. The issuance of the additional shares was recorded as a merger purchase price adjustment to goodwill.

     Holders of Chatwins Group Class D, Series A, B and C preferred stock received 9,033 shares of Reunion Series A preferred stock in the merger. The Reunion Series A preferred stock had an initial redemption price of $9,033,000. Cumulative dividends at 10% of the initial redemption price were payable as and when declared by Reunion's Board of Directors. See note 8 for a discussion of the exchange of the Company's preferred stock for common stock.

The Refinancing

     Simultaneously with the merger, Reunion entered into $72.5 million of senior secured credit facilities with Bank of America ("Bank of America" or "BOA"). These credit facilities consist of a $39.0 million revolving credit facility, a $25.8 million term loan A facility, a $5.0 million term loan B facility and a $2.7 million capital expenditures facility.

     Proceeds from initial borrowings under the Bank of America credit facilities were used for various purposes, including repayment of Chatwins Group's then existing credit facilities with Bank of America, repayment of Reunion's existing credit facilities with the CIT Group/Business Credit, Inc. and retirement of $25.0 million of Chatwins Group's 13% senior notes plus accrued and unpaid interest. Reunion assumed the obligations of Chatwins Group under the indenture governing the remaining 13% senior notes. See note 7.

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

     The purchase price included $100,000 in cash paid to the then existing common stockholders of Kingway, the assumption of approximately $10.3 million of Kingway's debt and the issuance of $6.8 million of preferred stock in exchange for Kingway's existing preferred stock as described below. Assets acquired included approximately $3.0 million of current assets and approximately $2.1 million of fixed and other assets. Liabilities assumed, including the assumed debt, included approximately $11.7 million of current liabilities and $6.8 million of preferred stock. The purchase price in excess of net assets acquired, less $0.3 million, the value assigned to SAC's net operating losses at the time of the acquisition, amounting to approximately $13.2 million, was recorded as goodwill and, until December 31, 2001, was being amortized over 15 years.

     In the acquisition, the holder of SAC's preferred stock received in exchange for its shares 5,000 shares of Reunion Series B preferred stock. The Reunion Series B preferred stock has a redemption price of $5,000,000 plus cumulative dividends as of the date of the acquisition of $1,781,000. See note 8 for a discussion of the exchange of preferred stock for common stock.

     In December 2001, pursuant to a plan developed by management to restructure the Company's continuing businesses and dispose of or shut-down certain other businesses (see note 2), the Company classified and began accounting for the materials handling systems business as a discontinued operation.

Acquisition of NPS Acquisition Corp.

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (NPSAC) (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. Until the first quarter of 2002, NPSAC was based in Clearfield, Utah and manufactured seamless steel pressure vessels, an existing Metals product line. As part of the Company's plan to restructure its continuing operations, in the first quarter of 2002 this facility was shut-down and its operations were relocated and combined with the Company's pressure vessel manufacturing operations in McKeesport, Pennsylvania.

     The purchase price was $10,000 plus the non-cash assumption of $10.3 million of NPSAC's liabilities, including a 15% per annum $6.9 million note payable to Shaw Group, the former owner of Naptech Pressure Systems and $0.6 million of notes payable to Stanwich Financial Services Corp., a related party. Simultaneously with the acquisition, Reunion paid Shaw Group $2.0 million of the note payable in cash from funds available under its revolving credit facility with Bank of America (BOA). The remainder of the note payable of $4.9 million was then restructured to include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. Reunion made the first two payments from funds available under its revolving credit facility. The Company was has been unable to fund the remaining payments under this note due to lack of liquidity and insufficient funds available under its revolving credit facility. The note is unsecured and subordinated to the BOA term loan and revolving credit facilities.

     The estimated fair value of assets acquired included approximately $1.4 million of cash, receivables, inventories and other current assets, approximately $0.3 million of fixed assets and $1.3 million of deferred tax assets which are fully reserved by a valuation allowance. The purchase price in excess of net assets acquired of $8.6 million was recorded as goodwill and, until December 31, 2001, was being amortized over 15 years. NPSAC's fully-reserved deferred tax assets are comprised primarily of net operating losses.


NOTE 4:   INVENTORIES

Inventories are comprised of the following (in thousands):

                                                        At December 31,
                                                   2001                2000
                                                 --------            --------
  Metals:
Raw material                                     $  3,297            $  4,268
Work-in-process                                     1,908               3,499
Finished goods                                      2,431               5,873
                                                 --------            --------
  Gross inventories                                 7,636              13,640
Less:   LIFO adjustment                               131                  80
                                                 --------            --------
  Metals inventories                                7,767              13,720
                                                 --------            --------
  Plastics:
Raw material                                        1,715               2,584
Work-in-process                                       421                 323
Finished goods                                        911               1,352
                                                 --------            --------
  Plastics inventories                              3,047               4,259
                                                 --------            --------
  Inventories                                    $ 10,814            $ 17,979
                                                 ========            ========

NOTE 5:   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) is comprised of the following (in thousands):

                                                        At December 31,
                                                   2001                2000
                                                 --------            --------
  Metals:
Land                                             $    541            $    541
Buildings and improvements                          4,853               4,870
Machinery and equipment                            13,219              13,205
Computer systems                                    1,882               1,879
Furniture and fixtures                                452                 438
Construction-in-progress                               11                 527
                                                 --------            --------
  Property, plant and equipment                    20,958              21,460
Less:   Accumulated depreciation                  (12,766)            (11,905)
                                                 --------            --------
  Metals PP&E, net                                  8,192               9,555
                                                 --------            --------
  Plastics:
Land                                                  861                 861
Buildings and improvements                          4,138               4,038
Machinery and equipment                             8,202               9,583
Computer systems                                      629                 536
Furniture and fixtures                                193                 180
Construction-in-progress                              105                   -
                                                 --------            --------
  Property, plant and equipment                    14,128              15,198
Less:   Accumulated depreciation                   (3,536)             (1,634)
                                                 --------            --------
  Plastics PP&E, net                               10,592              13,564
                                                 --------            --------
  Corporate:
Land                                                  167                 167
Buildings and improvements                             23                  23
Computer systems                                      398                 390
Furniture and fixtures                                123                 123
                                                 --------            --------
  Property, plant and equipment                       711                 703
Less:   Accumulated depreciation                     (361)               (292)
                                                 --------            --------
  Corporate PP&E, net                                 350                 411
                                                 --------            --------
  Property, plant and equipment, net             $ 19,134            $ 23,530
                                                 ========            ========


NOTE 6:   OTHER ASSETS

Other assets consist of the following (in thousands):

                                                        At December 31,
                                                   2001                2000
                                                 --------            --------
Noncurrent deferred taxes (note 12)              $      -            $ 11,527
Deferred financing costs (net of accumulated
  amortization of $2,546 and $1,557)                  823               1,882
Cash surrender value of life insurance policies     2,299               2,156
Other                                                 147                 751
                                                 --------            --------
  Total other assets                             $  3,269            $ 16,316
                                                 ========            ========

NOTE 7:   DEBT IN DEFAULT AND LONG-TERM DEBT

     The Company is in default on its 13% senior notes and its Bank of America
(BOA) revolving and term loan credit facilities. See note 3 for a discussion of the refinancing of the Company related to the merger with Chatwins Group and the acquisitions of Kingway and NPSAC.

Debt in default consists of the following (in thousands):

                                           At December 31,
                                                     2001
                                           --------------
13% senior notes (net of discount of $2)         $ 24,853
BOA revolving credit facility                      22,475
BOA term loan A due March 16, 2007                 16,071
BOA capital expenditure facility                      990
                                                 --------
  Total debt in default                          $ 64,389
                                                 ========

     Aggregate maturities of debt in default excluding the BOA revolving credit facility are as follows (in thousands):

                             Year ended December 31,
 Total      2002      2003      2004      2005      2006      2006+
-------   -------   -------   -------   -------   -------   -------
$41,914   $16,434   $16,285   $ 3,932   $ 3,932   $ 1,331   $     -
=======   =======   =======   =======   =======   =======   =======

Long-term debt consists of the following (in thousands):

                                                        At December 31,
                                                   2001                2000
                                                 --------            --------
13% senior notes (net of unamortized
  discount of $14)                               $      -            $ 24,961
BOA term loan A due March 16, 2007                      -              19,757
BOA capital expenditure facility                        -                 640
Note payable due February 28, 2003                  3,644                   -
Other                                               1,253               1,359
Other - related parties                             4,615               4,015
                                                 --------            --------
  Total long-term debt                              9,512              50,732
Current maturities                                    (87)             (4,061)
                                                 --------            --------
  Total long-term debt, less current maturities  $  9,425            $ 46,671
                                                 ========            ========

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
                                  ========   ========   ========   ========

     The $120,000 principal amount of 13% senior notes was repaid by the Company on May 1, 2001 with funds available under its revolving credit facility.

     On September 4, 2001, the Company solicited the consent of its senior noteholders to extend the May 2002 and 2003 sinking fund payment dates by two years. The solicitation expired on November 2, 2001. As part of the solicitation, the Company reserved the right to terminate it if holders of less than $22.0 million principal amount of senior notes consented. The Company has exercised its right to terminate the solicitation.

     The Indenture governing the 13% senior notes includes covenants which restrict or prohibit: incurrence of indebtedness outside its revolving credit facility unless interest coverage tests are met; dividends, stock repurchases, loans, investments and retirements of junior debt; liens and encumbrances on assets; transactions with affiliates; sales of assets at less than fair value and for less than 75% cash consideration; and mergers, consolidations and the sale of substantially all assets.

     The indenture also requires that the company maintain EBITDA (as defined in the indenture) of at least $7.2 million on a last twelve months basis at the end of each fiscal quarter and that the company offer to repurchase some or all of the 13% senior notes upon a change of control or the sale of a significant amount of assets where the proceeds are not reinvested in other manufacturing assets within 180 days of the sale. In 2001, the Company did not generate the required EBITDA.

     The Company was unable to fund its November 1, 2001 $1.616 million semi-annual interest payment on its 13% senior notes as it had insufficient funds available under its revolving credit facility with BOA. Failure to make the November 1 interest payment is a default under the indenture which governs the 13% senior notes. Under the terms of the indenture, the Company had thirty days to cure the default. The Company was unable to cure the default during the 30-day cure period.

     As part of its corporate-wide restructuring plan (see note 2), management of the Company has determined to dispose of assets in order to meet its interest payment obligations under the 13% senior notes. The senior notes are subordinated to the Bank of America revolving and term loan credit facilities.

Bank of America Revolving and Term Loan Credit Facilities

     Simultaneously with the Chatwins Group merger, Reunion entered into senior secured credit facilities with Bank of America and other lenders. These credit facilities consist of a $39.0 million revolving credit facility, a $25.8 million term loan A facility amortizing in 84 monthly principal payments, a $5.0 million term loan B facility amortizing in 36 monthly principal payments, and a $2.7 million capital expenditures facility which amortizes in 60 monthly principal payments when borrowed. These facilities have a three-year initial term and automatically renew for additional one-year increments unless either party gives the other notice of termination at least 60 days prior to the beginning of the next one-year term. Since the merger, the Company has borrowed $1.2 million under the capital expenditures facility. All of the term loan B and portions of the term loan A and revolving credit facility were repaid with the proceeds from the sale of the Company's Irish plastics business and agricultural and Chicago, Illinois real estate in 2000.

     Interest on loans outstanding under the Bank of America facilities is tied to Bank of America's prime rate, as that term is defined in the financing agreements. Interest rates the prime rate plus 0.50% for the revolving credit facility and the prime rate plus 0.75% for the term loan A and capital expenditures facilities. Because the Company is in default on its BOA revolving credit and term loan A facilities, the interest rate on each has been adjusted to the BOA prime rate plus 4%.

     The Bank of America credit facilities are collateralized by a first priority lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, property, plant and equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

     The facilities require Reunion to comply with financial covenants, including fixed charge coverage and leverage tests, and other covenants. The fixed charge coverage covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter. The components of the calculation are on a rolling twelve-month basis. The ratio is defined as EBITDA (adjusted to exclude non-financed capital expenditures and income taxes paid) divided by fixed charges (defined as scheduled or required principal and interest payments on debt). The leverage test is defined as the ratio of funded debt to EBITDA. Funded debt is defined as all secured and unsecured long-term debt, including current maturities. See "2001 Covenant Compliance" below.

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

     Since the refinancing, the Company and BOA have entered into several amendments of the Financing and Security Agreement and various letter agreements to provide the Company with temporary overadvance and special availability loans in order to assist the Company with short-term tightenings of liquidity.

     On December 12, 2000, the agreement was amended to include a requirement that the Company maintain a minimum availability under the revolving credit facility of $1.5 million. See "2001 Covenant Compliance" below. On January 19, 2001, the agreement was amended to allow for the acquisition of NPSAC by the Company.

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

     Due to the rate and level of the downturns in several of the markets served by the Company and the resulting decrease in the Company's ability to absorb costs, cost cutting and capital expenditure restriction measures taken by management during the third and fourth quarters of 2001 were not enough to achieve ratio compliance. For the quarter ended September 30, 2001, the Company's fixed charge coverage ratio was 0.79:1 and the funded debt to EBITDA ratio was 5.61:1. As a result, the Company is in default under its BOA Financing and Security Agreement.

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

     In November 2001, the Company was informed by BOA that a borrowing base deficiency existed, as defined in the BOA financing and security agreement. Since that time, the Company and BOA have entered into six side letter agreements wherein BOA and the other lenders that participated in the BOA refinancing of the Company in the merger agreed to provide monthly advances in excess of the borrowing base of the Company for working capital needs while the Company addresses its lack of liquidity issue pursuant to its plan to sell assets and reduce debt. The sixth side letter agreement, dated April 1, 2002, provides overadvance approval on a day-to-day basis whereby the overadvance may not exceed $3.5 million. As of April 16, 2002, the Company has not exceeded the $3.5 million overadvance availability provided for in the side letter agreement. However, nothing in these six side letter agreements waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement.

     In consideration of providing its approval of overadvance availability, as provided in the side letter agreements, the Company has been and continues to pay a weekly fee of $25,000 or $50,000, depending on the amount of the overadvance. Since entering into the side letter agreements beginning in November 2001, the Company has paid BOA a total of $750,000 in such fees.

     During 2001, the Company spent $2.9 million on capital expenditures. The Company's covenant limitation on capital expenditures is $4.5 million for the year 2001 and thereafter.

Note Payable due February 28, 2003

     With the acquisition of NPSAC, Reunion assumed a note payable of $4.9 million. Terms of this note payable include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001 and quarterly interest payments at 15% per annum on the unpaid principal. Reunion made the first two payments from funds available under its revolving credit facility. The Company has been unable to fund the remaining payments under this note due to lack of liquidity and insufficient funds available under its revolving credit facility. The Company has classified this note payable as long-term as it is unsecured and subordinated to the BOA term loan and revolving credit facilities.

Other Long-Term Debt

     Other long-term debt includes a $1,017,000 11% note payable, $134,000 of capital leases and a $102,000 small business loan related to Plastics. Payment of the note payable is restricted by the terms of the Bank of America revolving and term loan facilities agreement and, as such, is classified as long-term. The capital leases are collateralized by the financed equipment. Maturities of capital leases and the small business loan are: 2002 - $87; 2003 - $86 and 2004 - $63.

Other Debt - Related Parties

     Related party debt includes notes payable to SFSC totaling $4,615,000 with interest at 10% per annum on $100,000, at 11% per annum on $1,017,000, at 15% per annum on $500,000 and at 18% per annum on $2,998,000. Related party debt is classified as long-term as it is subordinated to the Bank of America revolving and term loan facilities except that regularly scheduled payments of interest may be made when due as long as no default exists under the BOA facilities (see note 13).


NOTE 8:   STOCKHOLDERS' EQUITY

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

     The following represents stockholders' equity activity for the 3-year period ended December 31, 2001 (in thousands):

                                                   Year Ended December 31,
                                                   2001      2000      1999
                                                 --------  --------  --------
  Par value of common stock, January 1           $    152  $      3  $      3
Contingent share issuance                               4         -         -
Options exercise (note 9)                               -         -         -
Merger and acquisition activity (note 3)                -       117         -
Preferred stock exchange                                -        32         -
                                                 --------  --------  --------
  Par value of common stock, December 31         $    156  $    152  $      3
                                                 ========  ========  ========
  Treasury stock (41,109 shares carried
    at cost), January 1                          $      -  $   (500) $   (500)
Merger and acquisition activity (note 3)                -       500         -
                                                 --------  --------  --------
  Treasury stock, December 31                    $      -  $      -  $   (500)
                                                 ========  ========  ========
  Capital in excess of par value, January 1      $ 24,608  $    873  $    859
Contingent share issuance                             450         -         -
Options exercise (note 9)                               6         -         -
Merger and acquisition activity (note 3)                -     8,015         -
Preferred stock exchange                                -    15,720         -
Warrant exercises                                       -         -        14
                                                 --------  --------  --------
  Capital in excess of par value, December 31    $ 25,064  $ 24,608  $    873
                                                 ========  ========  ========
  Accumulated other comprehensive
    loss, January 1                              $      -  $      -  $      -
Additional pension liability in excess of
  unrecognized prior service cost (note 10)        (1,136)        -         -
                                                 --------  --------  --------
  Accumulated other comprehensive
    loss, December 31                            $ (1,136) $      -  $      -
                                                 ========  ========  ========
  Accumulated deficit, January 1                 $ (3,201) $ (8,246) $ (8,956)
Net income (loss)                                 (38,128)    5,140     1,166
Preferred stock accretions                               -      (95)     (456)
                                                 --------  --------  --------
  Accumulated deficit, December 31               $(41,329) $ (3,201) $ (8,246)
                                                 ========  ========  ========
  Total stockholders' equity, January 1          $ 21,559  $ (7,870) $ (8,594)
Contingent share issuance                             454         -         -
Options exercise                                        6         -         -
Merger and acquisition activity (note 3)                -     8,632         -
Preferred stock exchange                                -    15,752         -
Other comprehensive loss                           (1,136)        -         -
Net income (loss) (note 1)                        (38,128)    5,140     1,166
Preferred stock accretions                              -       (95)     (456)
Warrant exercises                                       -         -        14
                                                 --------  --------  --------
  Total stockholders' equity, December 31        $(17,245) $ 21,559  $ (7,870)
                                                 ========  ========  ========

     The following represents common stock activity for the 2-year period ended December 31, 2001 (in thousands of shares):

  Outstanding common stock, January 1              15,236     3,940(1)
Contingent share issuance                             349         -
Options exercise                                        6         -
Cancellation of Chatwins Group shares in merger         -    (1,450)
Reunion shares issued in merger to former
  Chatwins Group shareholders                           -     9,500
Preferred stock exchange                                -     3,246
                                                 --------  --------
  Outstanding common stock, December 31            15,591    15,236
                                                 ========  ========

(1) - Not restated to give effect to the merger.

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock would be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses and the acquired Kingway business achieved specified performance levels in 2000. A determination of the number of shares to be issued was made by the board of directors at its meeting held on May 15, 2001. Such additional shares totaled 348,995 and were issued on May 29, 2001. The closing price of Reunion's common stock on that date was $1.30 per share. The issuance of the additional shares was recorded as a merger purchase price adjustment to goodwill.

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


NOTE 9:   STOCK OPTIONS

     At December 31, 2001, the Company has three stock option plans which are described below. In implementing FASB Statement 123 "Accounting for Stock-Based Compensation" in 1996, the Company elected to continue to apply the provisions of APB Opinion 25 and related interpretations in accounting for its plans. Stock option grants during the periods presented were all at exercise prices equal to or above the current market price of the underlying security and, accordingly, no compensation cost has been recognized for the Company's stock option plans. At December 31, 2001, 1,463,000 shares of common stock were reserved for issuance pursuant to these plans.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's loss per share for 2001 and earnings per share for 2000 would have changed to the pro forma amounts as indicated below:

                                           As Reported           Pro forma
                                       ------------------   ------------------
                                         2001      2000       2001      2000
                                       --------  --------   --------  --------
Earnings (loss) applicable to
  common stockholders                  $(38,128) $  5,045   $(38,374) $  4,655
                                       ========  ========   ========  ========
Basic earnings (loss) per
  common share                         $  (2.45) $   0.38   $  (2.46) $   0.35
                                       ========  ========   ========  ========
Diluted earnings (loss) per
  common share                         $  (2.45) $   0.38   $  (2.46) $   0.35
                                       ========  ========   ========  ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0 percent for all years; expected volatility of 86% for 2001 and 82% for 2000; risk-free interest rates of 3.4% to 5.8% for 2001 and 5.3% to 6.5% for 2000 and expected life of ten years in 2001 and 2000. Expected volatility was estimated based on historical performance of the Company's stock prices and is not necessarily an indication of future stock movements.

1992 Option Plan

     Effective July 1, 1992, the Board of Directors and stockholders of the Company approved the adoption of the 1992 Nonqualified Stock Option Plan (the "1992 Option Plan"). The 1992 Option Plan, as amended, authorized the grant of options and sale of 250,000 shares of common stock of the Company to key employees, directors and consultants. In March 2000, the Company granted 25,000 options at an exercise price of $3.00 per share and in June 2000 granted 14,000 options at an exercise price of $1.00 per share to Mr. Bradley. The options vest in one-third installments over a two year period beginning with the date of grant. No option granted under the 1992 Option Plan may be exercised prior to six months from its date of grant or remain exercisable after ten years from the grant date.

1993 Option Plan

     Effective September 28, 1993, the Board of Directors and stockholders of the Company approved the adoption of the 1993 Incentive Stock Option Plan (the "1993 Option Plan") for the granting of options or awards covering up to 250,000 shares of the Company's common stock to officers and other key employees. Under the terms of the 1993 Option Plan, the Compensation Committee of the Board of Directors is authorized to grant (i) stock options (nonqualified or incentive), (ii) restricted stock awards, (iii) phantom stock options, (iv) stock bonuses and (v) cash bonuses in connection with grants of restricted stock or stock bonuses. In July 1996, the Company granted 50,000 incentive stock options (10,000 exercised) to Richard L. Evans, the Company's Secretary and Executive Vice President of Administration, and 5,000 incentive stock options (all forfeited) to another officer, all at an exercise price of $4.4375 per share. The options were fully vested in July 1998 and were exercisable until July 2001. During 2001, the exercise period for these options was extended until July 2006. In February 1998, the Company granted 20,000 options at an exercise price of $5.0625 to Mr. Evans, and in May 1998, the Company granted 75,000 options at an exercise price of $7.21875 to Mr. Bradley. The options vest in installments through February 2000 and are exercisable until February 2003 for Mr. Evans and vest in installments through January 2003 and are exercisable until May 2003 for Mr. Bradley.

     In June 2000, the Company granted 95,000 options, 82,500 at an exercise price of $1.00 per share (including 6,000 to Mr. Bradley, 12,500 to Mr. Lawyer, 9,500 to Mr. Froehlich and 7,000 to Mr. Evans) and 12,500 at an exercise price of $1.10 per share to Kimball Bradley. The options vest in one-third installments over a two year period beginning six months after the date of grant. The options are exercisable until June 2005 for Kimball Bradley and June 2010 for all other options granted. During 2001, Mr. Evans exercised 4,667 of these options.

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

     In June 2000, the Company granted 212,000 options, 204,500 at an exercise price of $1.00 per share (including 7,500 to Mr. Lawyer, 9,500 to Mr. Froehlich, 2,000 to Mr. Evans and 45,000 to non-employee directors) and 7,500 at an exercise price of $1.10 per share to Kimball Bradley. The options vest in one-third installments over a two year period beginning with the date of grant. The options are exercisable until June 2005 for Kimball Bradley and June 2010 for all other options granted. During 2001, Mr. Evans exercised 1,333 of these options.

     In December 2000, the Company granted 10,000 options at an exercise price of $1.25 per share to an employee. The options vest in one-third installments over a two year period beginning with the date of grant. The options are exercisable until December 2010.

     At the Company's annual meeting of stockholders in May 2001, the Company's stockholders approved a proposal to reserve an additional 600,000 shares of the Company's common stock for issuance under the 1998 Stock Option Plan.

     In May 2001, the Company granted 313,500 options, 263,500 at an exercise price of $1.45 per share (including 10,000 to Mr. Lawyer, 25,000 to Mr. Froehlich, 10,000 to Mr. Evans and 55,000 to non-employee directors) and 50,000 at an exercise price of $1.595 per share to Kimball Bradley. The options vest in one-third installments over a two year period beginning with the first anniversary of the date of grant. The options are exercisable until June 2006 for Kimball Bradley and June 2011 for all other options granted.

     In August 2001, the Company granted 10,000 options at an exercise price of $1.40 per share to an employee. The options vest in one-third installments over a two year period beginning with the first anniversary of the date of grant. The options are exercisable until June 2011.

     A summary of the status of the Company's stock options and warrants as of December 31, 2001 and 2000 and changes during the year is presented below:

                                               2001               2000
                                        ------------------  ------------------
                                                  Weighted            Weighted
                                                   Average             Average
                                                  Exercise            Exercise
Fixed Options                           Shares       Price  Shares       Price
-------------                           --------- --------  --------- --------
Outstanding at beginning of year          868,000    $2.91    210,000    $5.71
Granted                                   323,500     1.47    660,000     2.01
Exercised                                  (6,000)    1.00          -        -
Forfeited/expired                         (96,500)    2.01     (2,000)    3.00
                                        ---------           ---------
Outstanding at end of year              1,089,000     2.57    868,000     2.91
                                        =========           =========
Options exercisable at end of year        572,867     3.20    395,733     3.53
                                        =========           =========

  Weighted-average fair value of options granted:
Exercise price equal to market
  price on grant date                   $    1.27           $    1.62
                                        =========           =========
Exercise price greater than
  market price on grant date            $    1.04           $    1.70
                                        =========           =========

     The following table summarizes information about stock options and warrants outstanding at December 31, 2001:

                    Remaining           Number              Number
Exercise            Contractual         Outstanding         Exercisable
Price               Life                at 12/31/01         at 12/31/01
---------           -----------         -----------         -----------
$1.0000              8.50 years             248,750             168,500
$1.1000              3.50 years              20,000              13,333
$1.2500              9.00 years              10,000               6,667
$1.4000              9.50 years              10,000                   -
$1.4500              9.50 years             261,500                   -
$1.5950              4.50 years              50,000                   -
$3.0000              8.25 years             253,750             177,500
$3.3000              3.25 years              25,000              16,667
$4.4375              4.50 years              40,000              40,000
$5.0625              1.00 years              20,000              20,000
$5.0625              6.00 years              75,000              75,000
$7.2188              1.50 years              75,000              55,200
                                          ---------           ---------
                                          1,089,000             572,867
                                          =========           =========

NOTE 10:   EMPLOYEE BENEFIT PLANS

     The Company sponsors defined benefit plans and other postretirement benefit plans for certain employees in Metals and Plastics and employees of its Corporate Executive Payroll (as defined in the plan document).

Metals

     Metals Pension Plan: Reunion sponsors a defined benefit pension plan which covers substantially all of its employees at its McKeesport, PA pressure vessel manufacturing location. This plan is the defined benefit plan from former Chatwins Group. Benefits under this plan are based solely on continuous years of service and are not affected by changes in compensation rates.

     The Company's funding policy with respect to this plan provides that payments to the pension trusts be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the plan are invested principally in fixed income and equity securities.

     Metals and Corporate Executive Payroll Other Postretirement Plan:
Reunion maintains various postretirement healthcare and life insurance benefit plans for certain active and retired employees. Covered active and retired employees include those of the Company's McKeesport, PA pressure vessel manufacturing location, pursuant to a November 1997 plan amendment which became effective January 1, 1998 and employees of Reunion's Corporate Executive Payroll. In a September 2000 amendment, certain employees of the Company's crane and bridge manufacturing location in Alliance, OH who had attained age 60 and had at least 10 years of service were offered a voluntary early retirement incentive program whereby the Company will provide healthcare coverage at no cost to the employee for the employee and eligible dependents until the employee reaches age 65. In the fourth quarter of 2000, the Company recorded a charge of $169,000 representing the estimated cost of providing coverage to those employees accepting the offer before December 31, 2000.

     Eligible active and retired employees of the one Metals operating division for which postretirement benefits are provided include both union and nonunion employees. Healthcare benefits for both union and nonunion retirees are provided for the most part through comprehensive major medical and other health benefit provisions subject to various retiree cost-sharing features. The majority of employees eligible for healthcare benefits upon retirement are former employees of USX Corporation (USX). A significant portion of postretirement healthcare earned by such employees prior to 1987 is the responsibility of USX. Life insurance benefits provided to eligible union retirees are based on fixed amounts negotiated in labor agreements. Life insurance benefits provided to eligible nonunion retirees are based on the employee's annual base salary at retirement subject to a maximum benefit.

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

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 2001 and 2000 and the funded status at December 31, 2001 and 2000 of the Metals pension plan and the Metals and Corporate Executive Payroll other postretirement benefits plans (in thousands):

                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2001        2000         2001        2000
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  2,365    $  2,174     $  1,085    $  1,005
Service cost                        123         106           44          36
Interest cost                       161         148           87          75
Plan amendment                       56          46           71          20
Actuarial loss (gain)                76          27          525          (7)
Benefits paid                      (124)       (136)        (249)        (44)
                               --------    --------     --------    --------
Benefit obligation, ending     $  2,657    $  2,365     $  1,563    $  1,085
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  2,367    $  1,870     $      -    $      -
Actual return                      (368)        415            -           -
Company contribution                222         218          249          44
Benefits paid                      (124)       (136)        (249)        (44)
                               --------    --------     --------    --------
Fair value, ending             $  2,097    $  2,367     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation (asset), ending $    560    $     (2)    $  1,563    $  1,085
  Unrecognized costs:
Additional minimum pension
  liability                         519           -            -           -
Prior service costs                (145)       (100)           6         (13)
Net (loss) gain                    (405)        241          205         583
Transition obligation               (12)        (25)        (489)       (496)
                               --------    --------     --------    --------
Accrued benefit cost           $    517    $    114     $  1,285    $  1,159
                               ========    ========     ========    ========

     Net periodic pension and other postretirement benefits costs for the following years for Metals pension and Metals and Corporate Executive Payroll other postretirement benefits plans ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------  ----------------------
                               2001    2000    1999    2001    2000    1999
                              ------  ------  ------  ------  ------  ------
Benefits earned during year   $  123  $  106  $  110  $   44  $   36  $   39
Interest cost                    161     148     137      87      75      65
Early retirement incentive         -       -       -       -     169       -
  Amortization of:
Prior service cost                11       8       8       -       -       -
Unrecognized net loss (gain)       -       -       1     (44)    (48)    (43)
Unrecognized net obligation       12      12      12      48      48      50
Expected return on plan assets  (202)   (161)   (132)      -       -       -
                              ------  ------  ------  ------  ------  ------
Defined benefit pension and
  total other postretirement
  benefits costs              $  105  $  113  $  136  $  135  $  280  $  111
                              ======  ======  ======  ======  ======  ======

     Assumptions used to develop Metals pension cost and projected benefit obligation for the defined benefit pension plan for the following years ended December 31 are as follows:

                                                   2001      2000      1999
                                                 --------  --------  --------
Discount rate                                       7.00%     7.25%     7.25%
                                                 ========  ========  ========
Expected rate of return on plan assets              8.25%     8.25%     8.25%
                                                 ========  ========  ========

     For the calculation of Metals and Corporate Executive Payroll net periodic pension costs to be recorded in 2002, the expected rate of return on plan assets was held at 8.25%.

     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:

                                                   2001      2000      1999
                                                 --------  --------  --------
Discount rate                                       7.00%     7.75%     6.75%
                                                 ========  ========  ========
Healthcare cost trend rate                           3.0%      3.0%      3.0%
                                                 ========  ========  ========
Rate of compensation increase                        2.0%      2.0%      2.0%
                                                 ========  ========  ========

     USX administers the postretirement healthcare plans for the eligible employees of the McKeesport, PA location previously owned by USX and bills Reunion for its share of the postretirement costs related to Reunion's retirees covered by the plans. During 1997, Chatwins Group's actuary reviewed several years of rates charged to Chatwins Group by USX for retiree medical coverage and, as a result, elected to reduce the applicable healthcare cost trend rate for all years subsequent to 1997 to 3%. A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2001 by approximately $153,000, increase net periodic cost by approximately $34,000 and increase the total of the service and interest cost components by approximately $17,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $125,000, $21,000 and $16,000, respectively.

Plastics

     Plastics Pension Plan: Reunion sponsors a defined benefit pension plan which covered substantially all of its employees at its New York facilities. Effective June 15, 1999, all benefits under this plan were frozen and the remaining employees became eligible to participate in the 401(k) defined contribution plan.

     Plastics Other Postretirement Plan: Reunion maintains a postretirement healthcare plan for certain salaried and union retirees and their dependents. Covered employees are eligible to participate in the medical benefit plan if, at the time they retire, they have at least 10 years of service and have attained 62 years of age. This plan is contributory via employee contributions, deductibles and co-payments and are subject to certain annual, lifetime and benefit-specific maximum amounts.

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 2001 and 2000 and the funded status at December 31, 2001 and 2000 for Plastics pension and other postretirement benefits plans (in thousands):

                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2001        2000         2001        2000
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  2,731    $  2,576     $  1,499    $  1,368
Service cost                          -           -           53          50
Interest cost                       204         194          107         101
Plan amendment                        -           -          (68)          -
Actuarial loss (gain)               300          33          (44)         50
Benefits paid                      (100)        (72)         (94)        (70)
                               --------    --------     --------    --------
Benefit obligation, ending     $  3,135    $  2,731     $  1,453    $  1,499
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  2,423    $  2,366     $      -    $      -
Actual return                      (608)          7            -           -
Company contribution                186         122           94          70
Benefits paid                      (100)        (72)         (94)        (70)
                               --------    --------     --------    --------
Fair value, ending             $  1,901    $  2,423     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $  1,234    $    308     $  1,453    $  1,499
  Unrecognized costs:
Additional minimum liability      1,126           -            -           -
Net (loss) gain                  (1,126)         (3)          97          53
                               --------    --------     --------    --------
Accrued benefit cost           $  1,234    $    305     $  1,550    $  1,552
                               ========    ========     ========    ========

     Net periodic pension and other postretirement benefits costs for the following years for Plastics pension and other postretirement benefits plan ended December 31 are as follows (in thousands):

                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2001        2000         2001        2000
                               --------    --------     --------    --------
Benefits earned during year    $      -    $      -     $     53    $     50
Interest cost                       204         194          107         101
Expected return on plan assets     (222)       (206)           -           -
                               --------    --------     --------    --------
Defined benefit pension and
  total other postretirement
  benefits costs (income)      $    (18)   $    (12)    $    160    $    151
                               ========    ========     ========    ========

     Assumptions used to develop the pension cost and projected benefit obligation for the defined benefit pension plan for the following years ended December 31, 2001 and 2000 are as follows:

                                                          2001        2000
                                                        --------    --------
Discount rate                                              7.00%       7.75%
                                                        ========    ========
Expected rate of return on plan assets                     9.00%       9.00%
                                                        ========    ========

     For the calculation of the net periodic pension costs to be recorded in 2002, the expected rate of return on plan assets was reduced to 8.25%.

     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:

                                                          2001        2000
                                                        --------    --------
Discount rate                                              7.00%       7.75%
                                                        ========    ========
Healthcare cost trend rate                                 7.00%       8.45%
                                                        ========    ========

     A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2001 by approximately $128,000, increase net periodic cost by approximately $16,000 and increase the total of the service and interest cost components by approximately $16,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $114,000, $15,000 and $15,000, respectively.

Other Employee Benefit Plans

     The Company also sponsors qualified contributory 401(k) plans covering substantially all employees and a money purchase defined contribution plan for Corporate Executive Payroll and certain other salaried employees. For those employees electing to participate in the 401(k) plans, employees can contribute up to an annually determined maximum amount permitted by law and the Company makes matching contributions up to specified limits. For those eligible for the money purchase defined contribution plan, until December 31, 2001, the Company contributes 5% of the employee's base salary to savings funds designated by the employee. Effective December 31, 2001, the Company terminated the money purchase defined contribution plan and the majority of its assets were distributed to participating employees during the first quarter of 2002. During 2001 and 2000, the Company's expense to these deferred compensation plans totaled $1,016,000 and $1,215,000, respectively. In 1999, Chatwins Group's expense related to such plans totaled $901,000. Excluding discontinued operations, such amount for 2001 would be $772,000.

     The Company does not provide any other postemployment benefits to former or inactive employees except for unemployment compensation benefits required by law.

NOTE 11:   EARNINGS PER COMMON SHARE

     The computations of basic and diluted earnings per common share (EPS) for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands, except share and per share amounts):
                                                Income    Shares     EPS
                                               --------  --------  -------
     Year ended December 31, 2001:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $(38,128)   15,587  $ (2.45)
                                                                   =======
Dilutive effect of stock options                               25
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted EPS           $(38,128)   15,612  $ (2.45)
                                               ========  ========  =======
     Year ended December 31, 2000:
Net income                                     $  5,140
Less:   Preferred stock dividend accretions         (95)
                                               --------
Income available to common stockholders,
  weighted average shares outstanding
  and basic EPS                                   5,045    13,236  $  0.38
                                                                   =======
Dilutive effect of stock options                               70
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $  5,045    13,306  $  0.38
                                               ========  ========  =======
     Year ended December 31, 1999:
Net income                                     $  1,166
Less:   Preferred stock dividend accretions        (456)
                                               --------
Income available to common stockholders,
  shares outstanding and basic and diluted EPS $    710     9,500  $  0.07
                                               ========  ========  =======

     The assumed conversion of potentially dilutive instruments is anti-dilutive in the year ended December 31, 1999, therefore, basic and dilutive EPS are the same in each period. At December 31, 2001, the Company's stock options outstanding totaled 1,089,000. Such options included a dilutive component of 25,809 shares. At December 31, 2000, the Company's stock options outstanding totaled 868,000. Such options included a dilutive component of 69,682 shares. Weighted average shares outstanding for 1999 has been restated to give effect to the recapitalization of Chatwins Group in connection with the merger.

NOTE 12:   INCOME TAXES

     The tax provision for continuing operations is comprised of the following amounts (in thousands):

                                                   Year Ended December 31,
                                                   2001      2000      1999
                                                 --------  --------  --------
  Current:
Federal                                          $      -  $    176  $     88
State and local                                         -       106      (252)
                                                 --------  --------  --------
  Total                                                 -       282      (164)
                                                 --------  --------  --------
  Deferred:
Federal                                            12,678      (898)     (758)
State and local                                         -         -         -
                                                 --------  --------  --------
  Total                                            12,678      (898)     (758)
                                                 --------  --------  --------
  Total tax provision (benefit)                  $ 12,678  $   (616) $   (922)
                                                 ========  ========  ========

     The Company's effective income tax rate from continuing operations, reflected in the accompanying consolidated statement of income, differs from the statutory rate due to the following (in thousands):

                                                   Year Ended December 31,
                                                   2001      2000      1999
                                                 --------  --------  --------
Computed amount at statutory rate (34%)          $ (5,533) $  1,983  $   (224)
Net change in valuation allowance                  11,653    (2,857)     (640)
State and local income taxes                       (1,072)      106      (252)
Goodwill amortization                                 116        69        49
Foreign sales exclusions                              (71)      (13)        -
Expiration of loss carryforwards                    9,488        83         -
Tax attributes of acquired company                 (1,140)       60         -
Federal return to prior year's
  provision adjustments                              (773)        -         -
Other - net                                            10       (47)      145
                                                 --------  --------  --------
  Total tax provision (benefit) from
    continuing operations                        $ 12,678  $   (616) $   (922)
                                                 ========  ========  ========

     Components of consolidated income taxes consist of the following (in thousands):

                                                   Year Ended December 31,
                                                   2001      2000      1999
                                                 --------  --------  --------
Income (loss) from continuing operations         $ 12,678  $   (616) $   (922)
Equity income (loss) from discontinued
  operations of affiliate                               -         -        50
Income (loss) from discontinued operations              -         -       182
Change in accounting principle                          -         -       (91)
Extraordinary items                                     -         -         -
                                                 --------  --------  --------
  Total consolidated tax provision (benefit)     $ 12,678  $   (616) $   (781)
                                                 ========  ========  ========

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        At December 31,
                                                   2001                2000
                                                 --------            --------
Depreciation                                     $   (621)           $ (3,055)
Historical goodwill                                   (94)             (1,247)
Inventory basis differences                          (664)               (664)
Other                                                (352)               (292)
                                                 --------            --------
  Deferred tax liabilities                         (1,731)             (5,258)
                                                 --------            --------
Loss carryforwards (NOLs)                          42,202              47,295
Book reserves                                       6,537               3,808
Deferred compensation                                 431                 381
Tax credit carryforwards                              997               1,025
Unicap adjustments                                    286                 188
Other                                               1,753                 973
                                                 --------            --------
  Deferred tax assets                              52,206              53,670
Less: Valuation allowance                         (50,475)            (35,734)
                                                 --------            --------
  Deferred tax assets, net                          1,731              17,936
                                                 --------            --------
  Deferred taxes, net asset                      $      -            $ 12,678
                                                 ========            ========

     At December 31, 2001, Reunion had net operating loss carryforwards for Federal tax return reporting purposes of approximately $124.1 million, of which $79.2 million will expire by the end of 2004. The Company may be able to utilize its loss carryforwards against possible increased profitability as the result of the Company's corporate-wide restructuring plan. However, until the amount of proceeds from and timing of asset dispositions as part of such plan are known, management concluded that it is more likely than not that the Company's loss carryforwards will expire unutilized and has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2001.

     The current and noncurrent classifications of the deferred tax balances are as follows (in thousands):
                                                        At December 31,
                                                   2001                2000
                                                 --------            --------
  Current:
Deferred tax assets                              $ 10,798            $  5,254
Deferred tax liabilities                             (862)               (696)
Less:   Valuation allowance                       (10,350)             (3,407)
                                                 --------            --------
  Current deferred taxes, net asset (liability)      (414)              1,151
                                                 --------            --------
  Noncurrent:
Deferred tax assets                                41,409              48,416
Deferred tax liabilities                             (870)             (4,562)
Less:   Valuation allowance                       (40,125)            (32,327)
                                                 --------            --------
  Noncurrent deferred taxes, net asset                414              11,527
                                                 --------            --------
  Deferred taxes, net asset                      $      -            $ 12,678
                                                 ========            ========

     No U.S. federal or state corporate income tax return examinations are currently in process. The Company believes adequate provisions for income taxes have been recorded for all years.


NOTE 13:   RELATED PARTIES, RELATIONSHIPS, TRANSACTIONS AND BALANCES

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

     Stanwich Partners, Inc. - Stanwich Partners, Inc. (SPI) is engaged in consulting services in the field of financial planning and reporting. Mr. Bradley is the President of SPI. Mr. Poole was Vice President of SPI until December 31, 2001.

     Stanwich Financial Services Corp. - SFSC is a privately held corporation in the structured settlement business. SFSC is owned 100% by Mr. Bradley. Mr. Evans was an officer of SFSC until June 2001. The Company has been named as a defendant in several lawsuits filed against SFSC. See note 14.

     Stanwich Acquisition Corp. - Stanwich Acquisition Corp. (SAC) was a privately-held company whose common stock was owned 42.5% by Mr. Bradley, 42.5% by Kimball Bradley and 15% by Mr. Evans. SAC acquired Kingway Material Handling (Kingway) in 1997 and was subsequently acquired by the Company simultaneously with the Chatwins merger.

     NPS Acquisition Corp. - NPS Acquisition Corp. (NPSAC) was formed by Mr. Bradley to acquire and hold NAPTech Pressure Systems (NAPTech). NAPTech was based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals product line. In January 2001, NPSAC was purchased by the Company. See note 3.

     CPS Leasing, Inc. - CPS Leasing, Inc. (CPSL) is a subsidiary of Consumer Portfolio Services, Inc. (CPS). Mr. Bradley and Mr. Poole are stockholders of CPS. Mr. Poole is a director of CPS and Mr. Bradley was a director until July 2001. Charles E. Bradley Jr., Mr. Bradley's son, is President of CPS. CPSL is primarily engaged in machinery and equipment lease financing.

     Butler Air, Inc. - Butler Air, Inc. (Butler) is a wholly owned subsidiary of Stanwich Aviation Company, Inc. (SAVI). Butler provides charter flight services. Mr. Bradley is a director of Butler and the owner of 65% of SAVI.

The Transactions and Balances

SPI Consulting Agreement

     Reunion, and Chatwins Group prior to the merger, have maintained various consulting agreements with SPI under which $300,000 was recorded as expense during each of the years ended December 31, 2001, 2000 and 1999, respectively. The consulting agreement expires on March 31, 2003 unless terminated by SPI with 30 days' notice. Annual payments are permitted on this agreement as long as the Company meets an interest coverage ratio of at least 1.5 to 1 for the prior 4 full fiscal quarters. All amounts owed to SPI from the Company have been paid as of December 31, 2001. At December 31, 2000, $20,000 was prepaid and is included in other current assets in the accompanying consolidated balance sheet.

SPI Sublease

     The Company subleases from SPI approximately 1,500 square feet of office space in Stamford, Connecticut for administrative purposes. During 2001, the Company paid SPI approximately $36,000 under this sublease. During 2000, the Company paid SPI approximately $30,000 under this sublease.

SFSC Revolving Credit Facility

     In November 1997, SFSC provided SAC with a revolving credit facility. At the time of the merger and acquisition of Kingway, SFSC was paid $1,116,000 including interest under this loan from refinancing proceeds. The Company assumed the remaining balance. See notes 3 and 8. During 2001, $148,000 of interest was paid to SFSC. During 2000, $434,000 of interest was paid to SFSC, including $75,000 prepaid at December 31, 2000 which is included in other current assets in the accompanying consolidated balance sheet. At December 31, 2001 and 2000, the balance of $2,998,000 is included in long-term debt - related parties in the accompanying consolidated balance sheet. At December 31, 2001, accrued and unpaid interest due to SFSC of $227,000 is included in due to related parties in the accompanying consolidated balance sheet.

Other SFSC Notes Payable

     At the time of the acquisition of NPSAC by the Company, the Company assumed two notes payable by NPSAC to SFSC. At December 31, 2001, their balances of $500,000 and $100,000 are included in long-term debt - related parties in the accompanying consolidated balance sheet. During 2001, no interest was paid to SFSC related to these notes payable. At December 31, 2001, accrued and unpaid interest due to SFSC related to these notes payable of $173,000 is included in due to related parties in the accompanying consolidated balance sheet.

SFSC Note Receivable

     In August 1999, pre-merger Reunion loaned $310,000 to SFSC. The loan was scheduled to be repaid in December 1999 with interest at 15%. In December 1999, the Company agreed to extend the maturity to March 2000 and loaned an additional $40,000 to SFSC also with interest at 15% which was repaid in March 2000. The remaining balance including accrued and unpaid interest due from SFSC at December 31, 2001 and 2000 is $419,000 and $372,000, respectively, and is included in due from related parties in the accompanying consolidated balance sheet.

Kingway Service Agreement

     Similar to Auto-Lok, Chatwins Group's storage rack and materials handling systems business prior to the merger, Kingway produced industrial and commercial storage racks and materials handling systems. In 1997, Kingway and Auto-Lok entered into a service agreement pursuant to which Kingway would utilize Auto-Lok's surplus capacity in exchange for fees approximately equal to Auto-Lok's costs of providing the surplus capacity. The integration of Kingway's business into Auto-Lok's facility took place primarily during the second quarter of 1998. During 2000, in the period prior to the merger, and 1999, costs totaling $1,256,000 and $1,550,000, respectively, were charged to Kingway under this agreement. At the acquisition date, receivables totaling $3,407,000 were due from Kingway.

NAPTech Services Agreement

     In August 1998, the pressure vessel division of pre-merger Chatwins Group and NPSAC entered into a services agreement pursuant to which CPI would provide certain administrative services to NAPTech for cash fees at approximately equal to the cost of providing such services. During 2000 and 1999 costs, net of non-cash services provided by NPSAC, totaling $1,363,000 and $899,000, respectively, were charged to NPSAC under this agreement. At December 31, 2000, receivables totaling $2,356,000 were due from NPSAC and included in due from related parties in the accompanying consolidated balance sheets. On January 17, 2001, the Company acquired the common stock of NPSAC from Mr. Bradley. See note 3.

CPS Leasing, Inc.

     Reunion, and Chatwins Group prior to the merger, entered into various operating lease agreements with CPSL. During 2001, 2000 and 1999, lease payments totaling $803,000, $866,000 and $613,000, respectively, were paid to CPSL. At December 31, 2001, the Company has future minimum rental commitments under noncancellable operating leases with CPSL totaling $3,221,000.

Butler Air

     Reunion, and Chatwins Group prior to the merger, entered into arrangements for flying services with Butler. Butler provides charter flight services for certain business travel by Reunion's officers and employees at rates which the Company believes are comparable to those available from third parties. The Company paid a monthly fee of $5,000 through May 2001 which was credited against services used. Such arrangement was then terminated.

SFSC Collateral Fees

     At the time of the merger and essential to the closing of the Bank of America refinancing, SFSC provided side collateral in the form of CPS debt and common stock to support the borrowings. Under this arrangement, SFSC is to receive a 5% collateral fee for as long as the collateral is in place. Such collateral was in place from the time of the merger and remains in place. During 2001 and 2000, the Company recorded interest expense of $283,000 and $224,000, respectively, related to this arrangement. During 2001, the Company made a $100,000 payment related to this arrangement. At December 31, 2001, $407,000 is included in due to related party in the accompanying consolidated balance sheet.

     In March 2000, SFSC pledged a $5.0 million note from CPS to secure the obligations of NPSAC to the former owners of the business. NPSAC agreed to pay SFSC a 2% credit support fee for this pledge. The Company assumed this credit support obligation in the acquisition of NPSAC. During 2001, no amounts under this credit support obligation were paid to SFSC by the Company. At December 31, 2001, accrued and unpaid fees totalling $154,000 were due to SFSC under this credit support obligation and included in due to related party in the accompanying consolidated balance sheet.

Cash Surrender Value of Life Insurance Policies

     The Company pays the premiums on life insurance policies covering Mr. Bradley, Mr. Joseph C. Lawyer (Mr. Lawyer), the Company's vice chairman and a director, and Mr. Poole. Pursuant to these arrangements, the Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policy or their cash surrender value. The covered individuals have agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of the premiums paid, they will cover the shortfall. As of December 31, 2001 and 2000, premiums paid by the Company in excess of the cash surrender values of the policies totaled $1,069,000 and $1,222,000, respectively, and are included in due from related parties in the accompanying consolidated balance sheets.

Mr. Bradley Note Payable

     At the time of the merger, the Company assumed a note payable to Mr. Bradley related to pre-merger Reunion's plastics business. At December 31, 2001 and 2000, the balance of $1,017,000 is included in long-term debt - related parties in the accompanying consolidated balance sheet. During 2001, $55,000 was paid to SFSC related to this note payable. No interest was paid in 2000. At December 31, 2001, accrued and unpaid interest due related to this notes payable of $56,000 is included in due to related parties in the accompanying consolidated balance sheet. The note payable and any accrued and unpaid interest have been assigned to SFSC.

Mr. Bradley Guarantee

     At the time of the NPSAC acquisition by the Company, NPSAC was indebted to Mr. Bradley in connection with an agreement whereby Mr. Bradley guaranteed certain obligations of NPSAC to its former owners. At December 31, 2001, a total of $90,000 is included in due to related parties in the accompanying consolidated balance sheet related to this agreement.

Employee Advances

     At December 31, 2001 and 2000, the Company had non-interest bearing advances due from five employees totaling $213,000 and $233,000, respectively. The highest balance during each of 2001 and 2000 was $233,000.


NOTE 14:   COMMITMENTS AND CONTINGENCIES

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

     In December 1999, a stockholder of Reunion filed a purported class-action lawsuit in Delaware Chancery Court alleging, among other things, that Reunion's public stockholders would be unfairly diluted in the merger with Chatwins Group. The lawsuit sought to prevent completion of the merger and, the merger having been completed, seeks rescission of the merger or awarding of damages. The lawsuit remains in the initial stages of discovery. Reunion intends to vigorously contest the suit.

     The Company has been named as a defendant in fifteen consolidated lawsuits filed in December 2000 or early 2001 in the Superior Court for Los Angeles County, California, three of which are purported class actions asserted on behalf of approximately 200 payees. The plaintiffs in these suits, except one, are structured settlement payees to whom Stanwich Financial Services Corp. (SFSC) is indebted. The Company and SFSC are related parties (see note 13).

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

     On June 25, 2001, SFSC filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Connecticut. SFSC filed an adversary proceeding in the bankruptcy case against the plaintiffs seeking a declaration that the structured settlement trust assets are the property of the bankruptcy estate. On July 16, 2001, the bankruptcy court granted a temporary restraining order enjoining the plaintiffs from prosecuting their claims against the Company, SFSC, Mr. Bradley and others. As a result of this restraining order of the bankruptcy court, the Company entered a standstill agreement with the plaintiffs on August 22, 2001. Pursuant to the standstill agreement, and the stipulation of the parties to the SFSC bankruptcy case, the plaintiffs agreed to take no further action to prosecute any claim in the litigation against the Company, Mr. Bradley and others to recover any structured settlement trust assets or any derivative claims or claims based on allegations of alter ego, fraudulent transfer or conversion. The plaintiffs did not agree to waive or release their direct personal claims against the Company for damages, but the plaintiffs agreed to cease and desist the prosecution of those claims until no earlier than sixty days following service of written notice to the Company stating that they have elected to unilaterally terminate the standstill.
     Plaintiffs filed second amended model complaints in the class actions and individual cases on August 24, 2001. Both model complaints allege causes of action against the Company for interference with contract and aiding and abetting breach of fiduciary duty. However, pursuant to the standstill agreement, the plaintiffs are taking no action to prosecute these claims against the Company at this time.

     Certain of the financial institution defendants have asserted cross-complaints against the Company for implied and express indemnity and contribution and negligence. The Company denies the allegations of the plaintiffs and the cross-complainant financial institutions and intends to vigorously defend against these actions and cross-actions.

     The Company has been named in approximately 250 separate asbestos suits filed since January 1, 2001 by three plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth and Great Lakes Steel Mills in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. Counsel for the Company has negotiated dismissal of 95 cases without any cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.

     On July 10, 2001, a lawsuit that alleges personal injury from asbestos exposure was filed in the Superior Court for San Francisco County in California against greater than fifty defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics Group. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, agreed to defend and indemnify Reunion in this lawsuit pursuant to a contractual obligation to do so. As of March 15, 2002, 43 separate actions in various states have been brought against the Company and all actions are being defended by the prior owner.

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

     In February 1996, Reunion was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. Since then, the Company has expended $376,000 of remediation costs and accrued an additional $20,000.

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. The Company's environmental consultant is in the process of updating the estimate of the costs to comply with this order, but the Company does not believe that the cost of future remediation will exceed the amount accrued. No remediation was performed in 2000 or 2001 pending the decision. However, the Company has paid $232,000 for its share of consulting services in connection with the hearings. At December 31, 2001, the balance accrued for these remediation costs is approximately $1,076,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

     On March 15, 2002, the Company received a Request for Information from the United States Environmental Protection Agency (USEPA) regarding the Gambonini Mine Site in Marin County, California. The Company is currently gathering the information requested by the USEPA and is cooperating fully with this request. At this time, the Company has not been formally named as a potentially responsible party. As such and because the extent of the Company's involvement with the Gambonini Mine Site is not known, the Company has not made any assessment of potential liability, if any.

Operating leases

     Minimum rental commitments under all noncancellable operating leases in effect at December 31, 2001, were as follows (in thousands):

                            Year ended December 31,
 Total      2002      2003      2004      2005      2006      After 2006
-------    ------    ------    ------    ------    ------     ----------
$22,756    $4,724    $3,565    $2,900    $2,422    $1,745       $7,400
=======    ======    ======    ======    ======    ======       ======

     Of the total future lease rental commitments of $22.8 million, $7,061,000 relates to discontinued operations, of which $5,782,000 relates to the discontinued materials handling systems business and $1,279,000 relates to the discontinued bridges and cranes business. As part of the Company's plan to restructure its continuing operations and the related provision for restructuring recorded in 2001, the Company has provided $2,167,000 of operating lease termination reserves, of which $995,000 relates to the discontinued bridges and cranes operations. Operating lease commitments related to the discontinued materials handling systems business are anticipated to be assigned to the purchaser of the business when sold.

     Operating lease rental expense related to continuing operations for the years ended December 31, 2001, 2000 and 1999, amounted to $3,181,000, $2,482,000 and $851,000, respectively.


NOTE 15:   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, accounts receivable and accounts payable -
The carrying amounts approximate fair value because of the short maturities of these instruments.

     Debt - Approximately 53% of the Company's debt has variable rates of interest and 47% bears interest at fixed rates approximating current market rates. Accordingly, management estimates that the carrying amounts approximate the fair value, approximately $72.9 million at December 31, 2001. Approximately 1% ($1,017,000) of the debt is related party debt for which comparable instruments do not exist. Accordingly, it is not practicable to estimate the fair value of this debt. This debt bears interest at 11% and is subject to subordination to the Bank of America senior secured credit facilities.

NOTE 16:   DISCONTINUED OPERATIONS

     In December 2001, pursuant to the plan developed by management to restructure the Company's continuing businesses and dispose of or shut-down certain other businesses (see note 2), the Company classified and began accounting for its bridges and cranes and materials handling systems businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30).

     On October 27, 2000, the Company sold substantially all of its wine grape agricultural operations and real estate holdings in Napa County, California. The Company classified and began accounting for the agricultural operations as discontinued operations in accordance with APB 30.

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

     In the period subsequent to the sale of its domestic grating business to AMICO, Chatwins Group (and then Reunion after the merger) and AMICO unsuccessfully attempted to negotiate the final post-closing adjustment. The purchase and sale agreement between Chatwins Group and AMICO included a provision for disagreements over the final post-closing adjustments to enter binding arbitration. Reunion and AMICO entered binding arbitration in the second quarter of 2000 which resulted in a final post-closing adjustment payment of $1.3 million by Reunion to AMICO in November 2000. Reunion made the payment from funds available under its revolving credit facility with Bank of America. In calculating the gain on disposal in September 1999, the Company provided $0.5 million for future estimated purchase price adjustments, a $0.8 million difference. During 2000, including the payment to AMICO, Reunion made payments of expenses of discontinued operations of $2.2 million. During 2001, Reunion made payments of expenses of discontinued operations of more than $0.4 million.

     At December 31, 2001, the assets and liabilities of discontinued operations are comprised of the assets and liabilities of the discontinued bridges and cranes and material handling systems businesses and the remaining reserve for expenses of the discontinued grating business. At December 31, 2000, the assets and liabilities of discontinued operations are comprised of the assets and liabilities of the discontinued bridges and cranes and material handling systems businesses, the assets and liabilities of the discontinued wine grape agricultural business, the remaining reserve for expenses of the discontinued grating business and a $680,000 note payable due May 1, 2001 related to an industrial development revenue bond issue by Orem City, Utah. This note payable was retained by the Company upon the sale of its domestic grating operations and paid with funds available under it revolving credit facility on May 1, 2001. The assets and liabilities have been separately classified on the balance sheet as net assets of discontinued operations. A summary follows (in thousands):

                                                        At December 31,
                                                   2001                2000
                                                 --------            --------
     NET ASSETS, CURRENT:
Cash and cash equivalents                        $    506            $    723
Receivables, net                                   14,463              19,849
Inventories, net                                    2,093               3,802
Other current assets                                  249               1,202
                                                 --------            --------
Total current assets                               17,311              25,576
                                                 --------            --------
Current maturities of debt                              -                 680
Trade payables                                      7,182              10,753
Other current liabilities                           2,014               3,277
Reserve for operating losses during phase-out       2,628                   -
Reserve for estimated expenses                        325                 450
                                                 --------            --------
Total liabilities                                  12,149              15,160
                                                 --------            --------
Net assets of discontinued operations, current   $  5,162            $ 10,416
                                                 ========            ========

     NET ASSETS, NON-CURRENT:
Property, plant and equipment, net               $  6,985            $  7,888
Goodwill, net                                      11,628              12,516
Other assets, net                                      28                 753
                                                 --------            --------
Net assets of discontinued operations,
  non-current                                    $ 18,641            $ 21,157
                                                 ========            ========

     Pursuant to APB 30, the consolidated financial statements reflect the operating results of discontinued operations separately from continuing operations. For 2001, results of discontinued operations relate to the Company's discontinued bridges and cranes and material handling systems businesses. For 2000, results of discontinued operations relate to the Company's discontinued bridges and cranes and material handling systems businesses and discontinued wine grape agricultural operations. Summarized results of discontinued operations for the years ended December 31, 2001 and 2000 follow (in thousands):

                                                   2001                2000
                                                 --------            --------
Net sales                                        $ 64,979            $ 79,748
Income (loss) before taxes                         (8,720)                845

     Interest expense is allocated to discontinued operations on the basis of the percentage of total average assets of discontinued operations to gross total assets for the period presented. The above results of discontinued operations include actual and allocated interest expense totaling $3.1 million and $4.4 million for the years ended December 31, 2001 and 2000, respectively. The above results of discontinued operations for 2000 includes a $2,286,000 gain on sale of the discontinued agricultural operations.

     In the merger, Chatwins Group was considered the acquirer for purposes of applying purchase accounting. Accordingly, all pre-merger historical financial statements are those of the former Chatwins Group. Because Chatwins Group used the equity method to account for its approximately 37% investment in Reunion prior to the merger, the agricultural operations were not reclassified to discontinued operations. Had the agricultural operations been reclassified from equity in loss of affiliate, the effect on Chatwins Group's results from continuing operations for the year ended December 31, 1999 is as follows (in thousands, except for per share amounts)(unaudited):
                                                                     1999
                                                                   --------
Income from continuing operations                                   $   264
Effect of reclassification                                              501
                                                                    -------
Adjusted income from continuing operations                              765
Preferred stock dividend accretions                                    (456)
                                                                    -------
Adjusted income applicable to common stockholders                   $   309
                                                                    =======
Income (loss) from continuing operations per common
  share - basic and diluted                                         $  0.03
                                                                    =======

Weighted average number of common shares - basic and diluted          9,500
                                                                    =======


NOTE 17:   SEGMENT DISCLOSURES AND RELATED INFORMATION

     The Company owns and operates a diverse group of industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, leaf springs and precision plastic components. Until December 2001, the Company's products also included heavy-duty cranes, bridge structures and materials handling systems. In December 2001, the Company classified its heavy-duty cranes, bridge structures and materials handling systems businesses as discontinued operations.

     The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals, home electronics, office equipment and consumer goods. The Company's business units are organized into two major product categories:

* Metals manufactures and markets a broad range of fabricated and machined industrial metal parts and products including large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and leaf springs. Metals serves original equipment manufacturers and end-users and has nearly 1,000 customers.

* Plastics manufactures precision molded plastic parts and provides engineered plastics services to more than 500 original equipment manufacturers.

     Prior to the third quarter of 2001, the Company considered these product categories to be its reportable segments for financial reporting purposes. Due to the third quarter 2001 downturns in the markets for several of the Company's Metals product lines and the resulting significant variation in product line gross margins, the Company realigned Metals' reportable segments into its separate Metals' products. The Company then classified two Metals' businesses as discontinued operations in the fourth quarter of 2001 and combined two others, resulting in two reportable segments: pressure vessels and springs; cylinders. Plastics continues to be reported as a single segment.

     Reunion's continuing operations manufacture their products in the United States. Of Reunion's $99.5 million of consolidated net sales for 2001, $16.7 million were export sales, of which $12.6 million related to pressure vessel sales and $3.7 million related to Plastics. The remainder related to cylinder sales in Canada. Of the $12.6 million of foreign pressure vessel sales, approximately $9.0 million was in the Far East (principally China and Taiwan) and $2.6 million was in Western Europe. The remainder were in the Middle East and Canada. Plastics export sales included $2.6 million in Mexico with the remainder in Europe and Canada. During 2001, no one customer accounted for more than 10.0% of the net sales of Reunion.

     Segment data, including earnings before interest, taxes, depreciation and amortization (EBITDA), for the years ended December 31, 2001, 2000 and 1999 (in thousands except for related notes):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
2001:
-----
  Metals:
Pressure vessels and springs    $ 41,594   $  6,085   $    260   $ 17,936
Cylinders                         19,369     (2,182)        26      9,662
                                --------   --------   --------   --------
  Subtotal Metals                 60,963      3,903        286     27,598

Plastics                          38,532     (1,123)     1,066     18,443
Corporate and other                    -     (3,660)        10     14,572
Discontinued operations                -          -      1,535     23,803
                                --------   --------   --------   --------
  Totals                        $ 99,495       (880)  $  2,897   $ 84,416
                                ========              ========   ========
Write-off of impaired goodwill               (2,946)
Depreciation and amortization(5)             (5,392)
Interest expense                             (7,057)
                                           --------
  Loss from continuing operations
    before income taxes                    $(16,275)
                                           ========
2000:
-----
  Metals:
Pressure vessels and springs    $ 32,250   $  7,180   $    520   $ 23,103
Cylinders(3)                      30,463      7,130        130     14,152
                                --------   --------   --------   --------
  Subtotal Metals                 62,713     14,310        650     37,255

Plastics                          42,008      2,563      1,031     23,485
Corporate and other(4)                 -        865         71     24,126
Discontinued operations                -          -      2,320     31,573
                                --------   --------   --------   --------
  Totals                        $104,721     17,738   $  4,072   $116,439
                                ========              ========   ========
Depreciation and amortization(5)             (4,639)
Interest expense                             (6,972)
Equity in loss of affiliate                    (296)
                                           --------
  Income from continuing operations
    before income taxes                    $  5,831
                                           ========

                                                      Capital
                               Net Sales  EBITDA(1)   Spending
                               ---------  ---------  ---------
1999:
-----
  Metals:
Pressure vessels and springs    $ 27,400   $  4,578   $    850
Cylinders                         32,291      3,950        320
                                --------   --------   --------
  Subtotal Metals                 59,691      8,528      1,170

Corporate and other                    -     (1,711)        37
Discontinued operations                -          -      1,378
                                --------   --------   --------
  Totals                        $ 59,691      6,817   $  2,585
                                ========              ========
Depreciation and amortization(5)             (1,648)
Interest expense                             (5,261)
Equity in loss of affiliate                    (566)
                                           --------
  Loss from continuing operations
    before income taxes                    $   (658)
                                           ========

(1) EBITDA is presented as it is the primary measurement used by management in assessing segment performance and not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt.

(2) Headquarters total assets at December 31, 2001 is primarily comprised of goodwill. Headquarters total assets at December 31, 2000 is primarily comprised of goodwill and deferred tax assets. At December 31, 2001, the goodwill relates to the Company's pressure vessel and springs segment and the cylinders segment. Because of the historically positive operating results and cash generation of the pressure vessel and springs segment, management does not consider its related goodwill to be impaired as of December 31, 2001. Also, management does not consider the cylinders segment goodwill to be impaired as the Company believes this segment is in a temporary cyclical downturn.

(3) Includes the gain of $2.4 million on sale of the land and building of the Company's Chicago, IL hydraulic cylinder location.

(4) Includes the gain of $4.9 million on sale of the Company's Irish plastics operation.

(5) Excludes amortization of debt issuance expenses of $1,011,000, $897,000 and $1,308,000 for the years ended December 31, 2001, 2000 and 1999, respectively, which is included in interest expense.

NOTE 18:   QUARTERLY DATA (unaudited)

     In the fourth quarter of 2001, the Company classified its bridges and cranes and materials handling systems operations as discontinued operations. Amounts for interim periods during 2001 and 2000 have been restated. Results by quarter for 2001 and 2000 follow:
                                                 2001 Quarter Ended
                                       --------------------------------------
                                       March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 32,472  $ 26,318  $ 21,658  $ 19,047
Operating costs and expenses             29,968    26,030    22,545    30,170
                                       --------  --------  --------  --------
  Operating income (loss)              $  2,504  $    288  $   (887) $(11,123)
                                       ========  ========  ========  ========
Income (loss) from continuing
  operations                           $    511  $ (1,037) $ (1,069) $(27,358)
Income (loss) from discontinued
  operations                                250       537    (1,651)   (8,311)
                                       --------  --------  --------  --------
  Net income (loss)                    $    761  $   (500) $ (2,720) $(35,669)
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $   0.03  $  (0.07) $  (0.07) $  (1.76)
                                       ========  ========  ========  ========
Diluted                                $   0.03  $  (0.07) $  (0.07) $  (1.76)
                                       ========  ========  ========  ========
Significant items included in results
  of continuing operations which might
  affect comparability are as follows:
Provision for restructuring            $      -  $      -  $      -  $  6,811
Provision for inventories                     -         -         -     2,485
Provision for valuation allowance on
  deferred tax assets                         -         -         -    12,678
                                       ========  ========  ========  ========
                                                 2000 Quarter Ended
                                       --------------------------------------
                                       March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 19,871  $ 32,685  $ 28,762  $ 23,403
Operating costs and expenses             17,835    30,365    22,250    21,172
                                       --------  --------  --------  --------
  Operating income                     $  2,036  $  2,320  $  6,512  $  2,231
                                       ========  ========  ========  ========
Income (loss) from continuing
  operations                           $  1,113  $   (214) $  4,572  $    976
Income (loss) from discontinued
  operations                               (318)      562      (198)      499
Loss from extraordinary items            (1,772)        -       (80)        -
                                       --------  --------  --------  --------
  Net income (loss)                    $   (977) $    348  $  4,294  $  1,475
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $   0.10  $  (0.02) $   0.30  $   0.06
                                       ========  ========  ========  ========
Diluted                                $   0.10  $  (0.02) $   0.30  $   0.06
                                       ========  ========  ========  ========
Significant items included in results
  of continuing operations which might
  affect comparability are as follows:
Gains on sales of businesses
  and assets                           $      -  $      -  $  4,933  $  2,441
                                       ========  ========  ========  ========

                           Report of Independent Accountants

To the Board of Directors of
Reunion Industries, Inc.

     Our audits of the consolidated financial statements referred to in our report dated April 18, 2001, appearing in this Annual Report on Form 10-K of Reunion Industries, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in connection with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
April 18, 2001


                           REUNION INDUSTRIES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II
                            (dollars in thousands)

                                  Charged to
                      Beginning   Costs and                           Ending
                      Balance     Expenses     Other     Deductions   Balance
                      ---------   ----------  -------    ----------   -------
  Year ended
    December 31, 2001:
Allowance for doubtful
  accounts             $   554     $   168    $  (226)(6) $   284(3)  $   212
Inventory obsolescence
  reserve                  887       1,113       (275)(6)     221(4)    1,504
Deferred tax valuation
  allowance             35,734      14,741          -           -      50,475
Reserve for
  restructuring              -       1,192          -           -       1,192

  Year ended
    December 31, 2000:
Allowance for doubtful
  accounts             $   196     $   251    $   396(1)  $   289(3)  $   554
Inventory obsolescence
  reserve                  395         362        375(1)      245(4)      887
Deferred tax valuation
  allowance                  -           -     38,933(2)    3,199(5)   35,734

_________________________
(1) Acquired in the merger (Reunion with Chatwins Group) and acquisition (Kingway).
(2) Represents valuation allowance acquired in the merger of $65,413 less post-merger expirations of NOL's of $26,480.
(3)  Uncollectible accounts written off, net of recoveries.
(4)  Inventory written off.
(5)  NOL's utilized post-merger net of benefit.
(6) Reduction to beginning balance due to businesses classified as discontinued operations during 2001.

                                     S-1

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

3.3     Not used.

3.4     Not used.

4.1 Specimen Stock Certificate evidencing the Common Stock, par value $.01 per share, of Reunion Industries, Inc. Incorporated by reference to
        Exhibit 4.1 to Registration Statement on Form S-4 filed on
        March 4, 1996 (File No. 33-64325).

4.2     Not used.

4.3     Not used.

10.1*   Buttes Gas & Oil Co. 1992 Nonqualified Stock Option Plan.
        Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File
        No. 001-07726).

10.2* Form of Stock Option Agreement for options issued pursuant to the 1992 Nonqualified Stock Option Plan. Incorporated by reference to Exhibit
        10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-07726).

10.3* Reunion Resources Company 1993 Incentive Stock Plan. Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-07726).

10.4* Form of Stock Option Agreement for options issued pursuant to the 1993 Incentive Stock Plan. Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-07726).

10.5* The 1998 Stock Option Plan of Reunion Industries, Inc. Incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on June 26, 1998 (File No. 333-56153).

10.6* Form of Stock Option Agreement for options issued pursuant to the 1998 Stock Option Plan of Reunion Industries, Inc. Incorporated by reference to Exhibit 10.7 to Reunion Industries' Annual Report on
        Form 10-K for the year ended December 31, 1998 (File No. 33-64325).

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

10.28 Agent Side Letter Agreement dated May 1, 2000 between Reunion Industries, Inc. and Bank of America, National Association. Incorporated by reference to exhibit 10.28 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.29 Agent Side Letter Agreement dated June 6, 2000 between Reunion Industries, Inc. and Bank of America, National Association. Incorporated by reference to exhibit 10.29 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.30 Amendment No. 1 to Amended and Restated Financing and Security Agreement dated June 26, 2000 between Reunion Industries, Inc.,
        Bank of America, National Association, Congress Financial Corporation and Contrarian Funds, LLC. Incorporated by reference to exhibit
        10.30 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.31 Amendment No. 2 to Amended and Restated Financing and Security Agreement dated July 31, 2000 between Reunion Industries, Inc.,
        Bank of America, National Association, Congress Financial Corporation and Contrarian Funds, LLC. Incorporated by reference to exhibit
        10.31 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.32 Amendment No. 3 to Amended and Restated Financing and Security Agreement dated December 12, 2000 between Reunion Industries, Inc., Bank of America, National Association, Congress Financial Corporation and Citizens Business Credit Company. Incorporated by reference to exhibit 10.32 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.33 Amendment No. 4 to Amended and Restated Financing and Security Agreement dated January 19, 2001 between Reunion Industries, Inc., Bank of America, National Association, Congress Financial Corporation and Citizens Business Credit Company. Incorporated by reference to exhibit 10.33 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.34 Merger Agreement dated as of March 30, 1999 among Reunion Industries, Inc., Stanwich Acquisition Corp., Kimball J. Bradley, Richard L. Evans, Charles E. Bradley, Sr. and Stanwich Financial Services Corp. Incorporated by reference to exhibit 10.34 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.35 Merger Agreement dated as of March 30, 1999 among Reunion Industries, Inc., NPS Acquisition Corp. and Charles E. Bradley, Sr. Incorporated by reference to exhibit 10.35 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.36 Forebearance Agreement dated as of January 16, 2001 among NAPTech, Inc.; NAPTech PS Corporation, Reunion Industries, Inc., Stanwich Financial Services Corp. and Charles E. Bradley. Incorporated by reference to exhibit 10.36 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.37 Reaffirmation of Merger Agreement dated as of December 5, 2000 among Reunion Industries, Inc., NPS Acquisition Corp. and Charles E. Bradley. Incorporated by reference to exhibit
        10.37 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.38 Subordinated Promissory Note payable by Reunion Industries, Inc. pay to the order of NAPTECH, Inc. and NAPTECH PS Corporation in the amount of $4,860,535. Incorporated by reference to exhibit
        10.38 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.39 Side Letter Agreement dated April 17, 2001 between Reunion Industries, Inc., Bank of America, National Association, Congress Financial Corporation and Citizens Business Credit Company. Incorporated by reference to exhibit 10.39 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.40 Side Letter Agreement dated November 28, 2001 between Reunion Industries, Inc. and Bank of America, National Association.(1)

10.41 Side Letter Agreement dated December 7, 2001 between Reunion Industries, Inc. and Bank of America, National Association.(1)

10.42 Side Letter Agreement dated January 22, 2002 between Reunion Industries, Inc. and Bank of America, National Association.(1)

10.43 Side Letter Agreement dated February 1, 2002 between Reunion Industries, Inc. and Bank of America, National Association.(1)

10.44   Side Letter Agreement dated March 1, 2002 between Reunion
        Industries, Inc. and Bank of America, National Association.(1)

10.45   Side Letter Agreement dated April 1, 2002 between Reunion
        Industries, Inc. and Bank of America, National Association.(1)

21.1    List of subsidiaries and jurisdictions of organization.(1)

23.1    Consent of Independent Public Accountants - Ernst & Young LLP(1)

23.2    Consent of Independent Public Accountants - PricewaterhouseCoopers
        LLP(1)

(1) -   Filed herewith.

*   -   Compensatory plan or arrangement.

                                                          Exhibit 21.1

                           REUNION INDUSTRIES, INC.
                     SUBSIDIARIES AS OF DECEMBER 31, 2001

Company                                       Incorporated        Parent
-------                                       ------------        ------
1  Reunion Industries, Inc.                   Delaware
2  Juliana Vineyards                          California             1
3  Buttes Drilling-C Company                  Texas                  1
4  Reunion Titan, Inc.                        Texas                  3
5  Reunion Potash Company                     Delaware               1
6  Shanghai Klemp Metals Products Company*    Peoples Republic
                                                of China             1 (65.0%)

Inactive Companies
------------------
11 Buttes Resources Canada, Ltd.              Delaware               1
12 Ocean Phoenix Transport, Inc.              District of Columbia   1
13 Reunion Sub I, Inc.                        Delaware               1
14 Reunion Sub II, Inc.                       Delaware               1
15 Reunion Sub III, Inc.                      Delaware               1
16 Asie-Dolphin Drilling SDN BHD              Malaysia               3 (49%)
17 Buttes Gas & Oil do Brasil, Ltda.          Brazil                 1 (49%)
18 Dolphin Titan do Brazil Servicos
     de Perfuracoes, Ltd.                     Brazil                 3
19 Monaco Corporation                         British Virgin Is.     3
20 Ocean Phoenix Holdings, N. V.              Netherlands Antilles   1
21 Progress Drilling International, Inc.      Panama                 3
22 Progress Perfuracoes do Brasil, Ltd.       Brazil                21

*  The Company has no control over the operations of this subsidiary.

                                                          Exhibit 23.1



                       Consent of Independent Auditors


     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-37702) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 333-62074) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 33-77232) pertaining to the 1993 Stock Option Plan, the Registration Statement (Form S-3 No. 33-77566) pertaining to the registration of 248,500 shares of common stock, the Registration Statement (Form S-3 No. 333-37368) pertaining to the registration of 8,269,479 shares of common stock and the Registration Statement (Form S-3 No. 333-41842) pertaining to the registration of 3,245,515 shares of common stock of Reunion Industries, Inc. of our report dated March 15, 2002, with respect to the consolidated financial statements and schedule of Reunion Industries, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2001.

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
April 16, 2002

                                                          Exhibit 23.2



                      CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-37702, 33-77232 and 333-62074) and
Registration Statements on Form S-3 (Nos. 33-77566, 333-37368 and 333-41842) of Reunion Industries, Inc. of our reports, dated April 18, 2001, relating to the financial statements and financial statement schedule which appear in this Annual Report on Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
April 16, 2002

                                                          Exhibit 10.40

                         [BANK OF AMERICA LETTERHEAD]

November 28, 2001

Mr. Kimball J. Bradley
Reunion Industries, Inc.
300 Weyman Plaza
Suite 340
Pittsburgh, Pennsylvania 15236

Re:     Amended and Restated Financing Agreement, dated as of March 16, 2000, by and between REUNION INDUSTRIES, INC., a Delaware corporation ("Borrower"), BANK OF AMERICA, NATIONAL ASSOCIATION, a national banking association ("BANA"), and each other financial institution that is a party thereto (collectively, the "Lenders" and individually, a "Lender"), and BANK OF AMERICA, NATIONAL ASSOCIATION a national banking association, in its capacity as both collateral and administrative agent (the "Agent") for each of the Lenders, as such agreement has been amended by that certain Amendment No. 1 to Amended and Restated Financing and Security Agreement, dated as of June 26, 2000, by that certain Amendment No. 2 to Amended and Restated Financing and Security Agreement, dated as of July 31, 2000, by that certain Amendment No. 3 to Amended and Restated Financing and Security Agreement, dated as of December 12, 2000 and by that certain Amendment No. 4 to Amended and Restated Financing and Security Agreement, dated as of January 19, 2001 (as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Financing Agreement")

Dear Mr. Bradley:

     Reference is hereby made to the Financing Agreement. Capitalized terms used in this letter have the meanings ascribed thereto in the Financing Agreement.

     It has come to our attention that, based on recently discovered ineligibles which have posted today, a Borrowing Base Deficiency in the amount of approximately $2,000,000 has occurred. While neither the Agent nor any of the Formula Lenders has any obligation to fund a Borrowing Base Deficiency, the Agent may in its sole discretion, pursuant to Section 8.13 of the Financing Agreement, make, for the account of the Formula Lenders on a pro rata basis, advances under the Revolving Loan of up to $2,500,000 in excess of the Borrowing Base (but not in excess of the limitation set forth in the aggregate Revolving Credit Commitments) for an aggregate period of not more than 30 days in any twelve month period without the prior written consent of the Requisite Lenders ("Agent Discretionary Loans"). The Agent has already used a portion of these days funding Borrowing Base Deficiencies during October 2001.

     Based on information currently available, please be advised that the Agent is not willing to make any further Agent Discretionary Loans except under the following conditions:

     (a) At all times during which a Borrowing Base Deficiency exists, commencing with the date of this letter agreement, the interest rate applicable to all Loans and other Obligations under the Financing Agreement will be the Prime Rate plus four percent (4%) per annum;

     (b) Additionally, commencing with the week beginning November 25, 2001, the Agent will charge to the Borrower a weekly fee in the amount of $25,000, payable (if at all) on the last day of each week for each week during which a Borrowing Base Deficiency exists as of the end of any Business Day during such week; and

     (c) The Agent does not intend to make any Agent Discretionary Loans after December 7, 2001.
                                      - E-9 -

     Nothing in this letter agreement shall be read as a commitment by the Agent to make any Agent Discretionary Loans in any amount for any period of time. Agent Discretionary Loans will evaluated on a case-by-case basis, in each case, and will be made only in the Agent's sole discretion. Nothing in this letter agreement shall be construed as a waiver of any Event of Default, or of the Agent's or any Lenders' rights and remedies with respect to any Event of Default, all of which are specifically hereby reserved.

     Please indicate your agreement to the foregoing terms and conditions by signing a copy of this letter and returning it to the undersigned.

                            Very truly yours,

                            Bank of America, National Association, as Agent

                            ________________________________
                            Brett Mook, Vice President

Acknowledged and agreed, this 28th day
of November, 2001.

REUNION INDUSTRIES, INC.


_________________________
Name:   Kimball J. Bradley
Title:  President


cc:  Ken Chin, Esq.
     Mr. Thomas A. Martin
     Mr. Robert D. Beer

                                                          Exhibit 10.41

                         [BANK OF AMERICA LETTERHEAD]

December 7, 2001

Mr. Kimball J. Bradley
Reunion Industries, Inc.
300 Weyman Plaza
Suite 340
Pittsburgh, Pennsylvania 15236

Re:     Amended and Restated Financing Agreement, dated as of March 16, 2000, by and between REUNION INDUSTRIES, INC., a Delaware corporation ("Borrower"), BANK OF AMERICA, NATIONAL ASSOCIATION, a national banking association ("BANA"), and each other financial institution that is a party thereto (collectively, the "Lenders" and individually, a "Lender"), and BANK OF AMERICA, NATIONAL ASSOCIATION a national banking association, in its capacity as both collateral and administrative agent (the "Agent") for each of the Lenders, as such agreement has been amended by that certain Amendment No. 1 to Amended and Restated Financing and Security Agreement, dated as of June 26, 2000, by that certain Amendment No. 2 to Amended and Restated Financing and Security Agreement, dated as of July 31, 2000, by that certain Amendment No. 3 to Amended and Restated Financing and Security Agreement, dated as of December 12, 2000 and by that certain Amendment No. 4 to Amended and Restated Financing and Security Agreement, dated as of January 19, 2001 (as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Financing Agreement")

Dear Mr. Bradley:

     Reference is hereby made to the Financing Agreement. Capitalized terms used in this letter have the meanings ascribed thereto in the Financing Agreement.

     Recently the Agent delivered to the Lenders for their approval a proposal for a $3.5 million overadvance facility that was intended to address the Borrower's working capital needs through February 28, 2002. Unfortunately, the Lenders are unable to approve this proposal, if at all, by December 7, 2001, as the proposal requested. It is the Agent's view that the Agent and the Lenders will be unable to fund Loans under the Financing Documents as currently in effect beyond December 7, 2001. Accordingly, as an interim measure while the Agent, the Lenders and the Borrower work toward a longer-term solution to the Borrower's liquidity issues, the Agent has proposed to the Lenders that notwithstanding the 30-day limitation set forth in
Section 8.13 of the Financing Agreement, (i) the Agent shall have the authority to grant discretionary advances of up to $2,500,000 otherwise permitted under, and subject to the other limitations set forth in, Section
8.13 of the Financing Agreement through January 11, 2002, without regard to the number of days that such discretionary advances remain outstanding,
(ii) all discretionary advances made by the Agent through December 9, 2001, and, to the extent made within the parameters set forth in clause (i) above, all discretionary advances made thereafter, have been and are for the account of the Formula Lenders on a pro rata basis. The foregoing agreement, if accepted by the Lenders, is subject to the following terms and conditions:

     (a) during the period that a discretionary advance is outstanding, and at all times that a Borrowing Base Deficiency exists, the interest rate applicable to the Obligations will be the Prime Rate plus 4% per annum;

     (b) the Agent will charge to the Borrower a weekly fee in the amount of $25,000, payable to the Agent, for the ratable benefit of the Lenders, on the last day of each week for each week, from the week beginning December 10, 2001 through and including the week beginning January 7, 2002, during which a discretionary advance under Section 8.13 of the Financing Agreement is outstanding;

     (c) Borrowers will be charged a $50,000 amendment fee in connection with the amendment to Section 8.13 of the Financing Agreement, payable upon the effectiveness of the amendment to the Agent for the ratable benefit of the Lenders;

     (d) Borrower agrees to report inventory values on a weekly basis, with methodologies satisfactory to the Agent and the Lenders;
     (e) Borrower agrees not to use any proceeds of any discretionary advances under Section 8.13 of the Financing Agreement (as modified by clause
(i) above) to make any payments on any Indebtedness for Borrowed Money (other than the Obligations); and

     (f) Borrower agrees to retain a crisis manager reasonably acceptable to the Agent and the Lenders, whose activities shall include, among others, providing the Lenders with a 13-week cash flow forecast for the Borrower, and conducting an independent review of the Borrower's collateral reporting methodologies and reporting on the results thereof to the Lenders.

     Please indicate your approval of and agreement to the foregoing terms and conditions by signing a copy of this letter and returning it to me. Please understand, however, that your signature alone will not be enough to create discretionary advance authority in the Agent--the approval of the Lenders is also required. Accordingly, even though you are, by signing below, agreeing to the terms set forth above, neither the Agent nor any Lender will be bound by such terms until the Agent and the Lenders have approved the same terms and executed a document to that effect. Please also bear in mind that, as we have discussed, absent an acceptable agreement signed by the Agent, the Lenders and the Borrower, the Agent and the Lenders will not be able to fund any Loans after the date hereof.

     Additionally, nothing in this letter agreement shall be read as a commitment by the Agent to make any discretionary loans in any amount for any period of time, even if the terms and conditions hereof are approved and accepted by the Agent and the Lenders in writing. Discretionary loans will evaluated on a case-by-case basis, in each case, and will be made only in the Agent's sole discretion and then only to the extent such discretionary advances comply with the Financing Agreement, as the same may be modified hereby (to the extent the Agent and the Lenders agree hereto). Nothing in this letter agreement shall be construed as a waiver of any Event of Default, or of the Agent's or any Lenders' rights and remedies with respect to any Event of Default, all of which are specifically hereby reserved.

                            Very truly yours,

                            Bank of America, National Association, as Agent

                            ________________________________
                            Brett Mook, Vice President

Acknowledged and agreed, this 7th day
of December, 2001.

REUNION INDUSTRIES, INC.


_________________________
Name:   Kimball J. Bradley
Title:  President


cc:  Ann Chamberlain, Esq.
     Thomas A. Martin
     Robert D. Beer

                                                          Exhibit 10.42

                         [BANK OF AMERICA LETTERHEAD]

January 22, 2002

Mr. Kimball J. Bradley
Reunion Industries, Inc.
300 Weyman Plaza
Suite 340
Pittsburgh, Pennsylvania 15236

Re:     Amended and Restated Financing Agreement, dated as of March 16, 2000, by and between REUNION INDUSTRIES, INC., a Delaware corporation ("Borrower"), BANK OF AMERICA, NATIONAL ASSOCIATION, a national banking association ("BANA"), and each other financial institution that is a party thereto (collectively, the "Lenders" and individually, a "Lender"), and BANK OF AMERICA, NATIONAL ASSOCIATION a national banking association, in its capacity as both collateral and administrative agent (the "Agent") for each of the Lenders, as such agreement has been amended by that certain Amendment No. 1 to Amended and Restated Financing and Security Agreement, dated as of June 26, 2000, by that certain Amendment No. 2 to Amended and Restated Financing and Security Agreement, dated as of July 31, 2000, by that certain Amendment No. 3 to Amended and Restated Financing and Security Agreement, dated as of December 12, 2000 and by that certain Amendment No. 4 to Amended and Restated Financing and Security Agreement, dated as of January 19, 2001 (as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Financing Agreement")

Dear Mr. Bradley:

     Reference is hereby made to the Financing Agreement. Capitalized terms used in this letter have the meanings ascribed thereto in the Financing Agreement.

     Reference is also made to a letter agreement, dated December 7, 2001, between the Agent and the Borrower (the "December 7 Letter"), pursuant to which the Borrower agreed that the Agent's authority to grant discretionary advances in excess of the Borrowing Base under Section 8.13 of the Financing Agreement, in an amount not to exceed $2,500,000, would be extended through January 11 2002, notwithstanding the 30-day limitation set forth in Section
8.13 of the Financing Agreement.

     As we have discussed, the Agent and the Lenders have now approved, and the Borrower by executing the acknowledgment attached to this letter hereby acknowledges and agrees, that notwithstanding the 30-day limitation set forth in Section 8.13 of the Financing Agreement, and notwithstanding the $2,500,000 cap on discretionary advances set forth in Section 8.13 of the Financing Agreement, (i) the Agent shall have the authority to make, in its sole discretion, advances under the Revolving Loan for the account of the Formula Lenders on a pro rata basis, of up to $4,400,000 in excess of the Borrowing Base (but not in excess of the limitation set forth in aggregate Revolving Credit Commitments) for the period commencing on January 11, 2002 and continuing through January 31, 2002, without the prior written consent of the Requisite Lenders, (ii) the Agent shall have the authority to make , in its sole discretion, advances under the Revolving Loan for the account of the Formula Lenders on a pro rata basis, of up to $2,500,000 in excess of the Borrowing Base( but not in excess of the limitation set forth in aggregate Revolving Credit Commitments) for the period commencing on February 1, 2002 and continuing through February 11, 2002, without the prior written consent of the Requisite Lenders, and (iii) all discretionary advances made by the agent through January 22, 2001, and, to the extent made within the parameters set forth in clauses (i) and (ii) above (as applicable), all discretionary advances made thereafter, have been and are for the account of the Formula Lenders on a pro rata basis. The foregoing agreement remains subject to the terms and conditions set forth in paragraphs (a) - (f) of the December 7 Letter.

     Nothing in this letter agreement shall be read as a commitment by the Agent to make any discretionary loans in any amount for any period of time. Discretionary loans will evaluated on a case-by-case basis, in each case, and will be made only in the Agent's sole discretion and then only to the extent such discretionary advances comply with the Financing Agreement, as the same may be modified hereby. Additionally, nothing in this letter agreement shall be construed as a waiver of any Event of Default (including without limitation those Events of Default arising out of the existence of the Borrowing Base deficiency and the Borrower's failure to maintain minimum Revolving Credit Availability of at least $1,500,000, as required by the Financing Agreement, the existence of each of which Borrower acknowledges by signing below), or of the Agent's or any Lenders' rights and remedies with respect to any Event of Default, all of which are specifically hereby reserved. By signing below, Borrower also represents, warrants and acknowledges that as of the date hereof, it has no defenses, claims, counterclaims or setoffs with respect to the Financing Agreement or its Obligations thereunder or with respect to any actions of the Agent, any Lender, or any of their respective officers, directors, shareholders, employees, agents or attorneys, and Borrower irrevocably and absolutely waives any such defenses, claims, counterclaims and setoffs and releases the Agent, each Lender, and each of their respective officers, directors, shareholders, employees, agents and attorneys from the same.

                            Very truly yours,

                            Bank of America, National Association, as Agent

                            ________________________________
                            Brett Mook, Vice President

Acknowledged and agreed, effective as of the 22nd day of January, 2002.

REUNION INDUSTRIES, INC.


_________________________
Name:   John M. Froehlich
Title:  Executive Vice President and
        Chief Financial Officer


cc:  Ann Chamberlain, Esq.
     Thomas A. Martin
     Christopher Daniel

                                                          Exhibit 10.43

                         [BANK OF AMERICA LETTERHEAD]

February 1, 2002

Mr. Kimball J. Bradley
Reunion Industries, Inc.
300 Weyman Plaza
Suite 340
Pittsburgh, Pennsylvania 15236

Re:     Amended and Restated Financing Agreement, dated as of March 16, 2000, by and between REUNION INDUSTRIES, INC., a Delaware corporation ("Borrower"), BANK OF AMERICA, NATIONAL ASSOCIATION, a national banking association ("BANA"), and each other financial institution that is a party thereto (collectively, the "Lenders" and individually, a "Lender"), and BANK OF AMERICA, NATIONAL ASSOCIATION a national banking association, in its capacity as both collateral and administrative agent (the "Agent") for each of the Lenders, as such agreement has been amended by that certain Amendment No. 1 to Amended and Restated Financing and Security Agreement, dated as of June 26, 2000, by that certain Amendment No. 2 to Amended and Restated Financing and Security Agreement, dated as of July 31, 2000, by that certain Amendment No. 3 to Amended and Restated Financing and Security Agreement, dated as of December 12, 2000 and by that certain Amendment No. 4 to Amended and Restated Financing and Security Agreement, dated as of January 19, 2001 (as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Financing Agreement")

Dear Mr. Bradley:

     Reference is hereby made to the Financing Agreement. Capitalized terms used in this letter have the meanings ascribed thereto in the Financing Agreement.

     Reference is also made to a letter agreement, dated January 22, 2001, between the Agent and the Borrower, pursuant to which the Borrower agreed that the Agent's authority to grant discretionary advances in excess of the Borrowing Base under Section 8.13 of the Financing Agreement, in an amount not to exceed $4,400,000, would be extended through January 31, 2002, notwithstanding limitations set forth in Section 8.13 of the Financing Agreement.

     As we have discussed, the Agent and the Lenders have now approved, and the Borrower by executing the acknowledgment attached to this letter hereby acknowledges and agrees, that notwithstanding the 30-day limitation set forth in Section 8.13 of the Financing Agreement, and notwithstanding the $2,500,000 cap on discretionary advances set forth in Section 8.13 of the Financing Agreement, (i) the Agent shall have the authority to make, in its sole discretion, advances under the Revolving Loan for the account of the Formula Lenders on a pro rata basis, of up to $4,400,000 in excess of the Borrowing Base (but not in excess of the limitation set forth in aggregate Revolving Credit Commitments) for the period commencing on January 11, 2002 and continuing through February 10, 2002, without the prior written consent of the Requisite Lenders, (ii) the Agent shall have the authority to make, in its sole discretion, advances under the Revolving Loan for the account of the Formula Lenders on a pro rata basis, of up to $3,500,000 in excess of the Borrowing Base (but not in excess of the limitation set forth in aggregate Revolving Credit Commitments) for the period commencing on February 11, 2002 and continuing through March 1, 2002, without the prior written consent of the Requisite Lenders, and (iii) all discretionary advances made by the Agent through January 31, 2002, and, to the extent made within the parameters set forth in clauses (i) and (ii) above (as applicable), all discretionary advances made thereafter, have been and are for the account of the Formula Lenders on a pro rata basis. The foregoing agreement is subject to the following terms and conditions:
                                      - E-16 -

(a) during the period that a discretionary advance is outstanding, and at all times that a Borrowing Base Deficiency exists, the interest rate applicable to the Obligations will be the Prime Rate plus 4% per annum;

(b) the Agent will charge to the Borrower a weekly fee in the amount of $25,000, payable to the Agent, for the ratable benefit of the Formula Lenders, on the last day of each week for each week, from the week beginning December 10, 2001 through and including the week beginning February 25, 2002, during which a discretionary advance under Section 8.13 of the Financing Agreement is outstanding;

(c) the Agent will charge to the Borrower an additional weekly fee in the amount of $25,000, payable to the Agent, for the ratable benefit of the Formula Lenders, on the last day of each week for each week, from the week beginning February 11, 2002, through and including the week beginning February 25, 2002, during which, at any time, the amount of discretionary advances outstanding under Section 8.13 of the Financing Agreement exceeds $2,500,000;

(d) Borrower agrees to report inventory values on a weekly basis, with methodologies satisfactory to the Agent and the Lenders;

(e) Borrower agrees not to use any proceeds of any discretionary advances under Section 8.13 of the Financing Agreement (as modified by clauses (i) and (ii) above) to make any payments on any Indebtedness for Borrowed Money (other than the Obligations); and

(f) Borrower agrees to retain a crisis manager reasonably acceptable to the Agent and the Lenders, whose activities shall include, among others, providing the Lenders with a 13-week cash flow forecast for the Borrower, and conducting an independent review of the Borrower's collateral reporting methodologies and reporting on the results thereof to the Lenders.

     Nothing in this letter agreement shall be read as a commitment by the Agent to make any discretionary loans in any amount for any period of time. Discretionary loans will evaluated on a case-by-case basis, in each case, and will be made only in the Agent's sole discretion and then only to the extent such discretionary advances comply with the Financing Agreement, as the same may be modified hereby. Additionally, nothing in this letter agreement shall be construed as a waiver of any Event of Default (including without limitation those Events of Default arising out of the existence of the Borrowing Base Deficiency and the Borrower's failure to maintain minimum Revolving Credit Availability of at least $1,500,000, as required by the Financing Agreement, the existence of each of which Borrower acknowledges by signing below), or of the Agent's or any Lenders' rights and remedies with respect to any Event of Default, all of which are specifically hereby reserved. By signing below, Borrower also represents, warrants and acknowledges that as of the date hereof, it has no defenses, claims, counterclaims or setoffs with respect to the Financing Agreement or its Obligations thereunder or with respect to any actions of the Agent, any Lender, or any of their respective officers, directors, shareholders, employees, agents or attorneys, and Borrower irrevocably and absolutely waives any such defenses, claims, counterclaims and setoffs and releases the Agent, each Lender, and each of their respective officers, directors, shareholders, employees, agents and attorneys from the same.

                            Very truly yours,

                            Bank of America, National Association, as Agent

                            ________________________________
                            Brett Mook, Vice President

Acknowledged and agreed, effective as of the 1st day of February, 2002.

REUNION INDUSTRIES, INC.


_________________________
Name:   Kimball J. Bradley
Title:  President

cc:  Ann Chamberlain, Esq.
     Thomas A. Martin
     Christopher Daniel

                                      - E-18 -

                                                          Exhibit 10.44

                         [BANK OF AMERICA LETTERHEAD]

March 1, 2002

Mr. Kimball J. Bradley
Reunion Industries, Inc.
300 Weyman Plaza
Suite 340
Pittsburgh, Pennsylvania 15236

Re:     Amended and Restated Financing Agreement, dated as of March 16, 2000, by and between REUNION INDUSTRIES, INC., a Delaware corporation ("Borrower"), BANK OF AMERICA, NATIONAL ASSOCIATION, a national banking association ("BANA"), and each other financial institution that is a party thereto (collectively, the "Lenders" and individually, a "Lender"), and BANK OF AMERICA, NATIONAL ASSOCIATION a national banking association, in its capacity as both collateral and administrative agent (the "Agent") for each of the Lenders, as such agreement has been amended by that certain Amendment No. 1 to Amended and Restated Financing and Security Agreement, dated as of June 26, 2000, by that certain Amendment No. 2 to Amended and Restated Financing and Security Agreement, dated as of July 31, 2000, by that certain Amendment No. 3 to Amended and Restated Financing and Security Agreement, dated as of December 12, 2000 and by that certain Amendment No. 4 to Amended and Restated Financing and Security Agreement, dated as of January 19, 2001 (as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Financing Agreement")

Dear Mr. Bradley:

     Reference is hereby made to the Financing Agreement. Capitalized terms used in this letter have the meanings ascribed thereto in the Financing Agreement.

     Reference is also made to a letter agreement, dated February 1, 2002, between the Agent and the Borrower, pursuant to which, among other things, the Borrower agreed that the Agent's authority to grant discretionary advances in excess of the Borrowing Base under Section 8.13 of the Financing Agreement, in an amount not to exceed $4,400,000 (as reduced pursuant to such letter agreement) would be extended through March 1, 2002, notwithstanding the limitations set forth in Section 8.13 of the Financing Agreement.

     As we have discussed, the Agent and the Lenders have now approved, and the Borrower by executing the acknowledgment attached to this letter hereby acknowledges and agrees, that notwithstanding the 30-day limitation set forth in Section 8.13 of the Financing Agreement, and notwithstanding the $2,500,000 cap on discretionary advances set forth in Section 8.13 of the Financing Agreement, (i) the Agent shall have the authority to make, in its sole discretion, advances under the Revolving Loan for the account of the Formula Lenders on a pro rata basis, of up to $3,500,000 in excess of the Borrowing Base (but not in excess of the limitation set forth in aggregate Revolving Credit Commitments) for the period commencing on March 2, 2002, and continuing through March 15, 2002, without the prior written consent of the Requisite Lenders, (ii) if the Borrower has provided the Agent with a Letter of Intent, as defined herein, together with evidence satisfactory to the Agent that the transactions contemplated by such Letter of Intent are being diligently pursued, the Agent shall have the authority to make, in its sole discretion, advances under the Revolving Loan for the account of the Formula Lenders on a pro rata basis, of up to $3,500,000 in excess of the Borrowing Base (but not in excess of the limitation set forth in aggregate Revolving Credit Commitments) for the period commencing on March 16, 2002, and continuing through April 1, 2002, without the prior written consent of the Requisite Lenders, and (iii) all discretionary advances made by the Agent through March 1, 2002, and, to the extent made within the parameters set forth in clauses (i) and (ii) above (as applicable), all discretionary advances made thereafter, have been and are for the account of the Formula Lenders on a pro rata basis. As used in the foregoing sentence, "Letter of Intent" means a fully executed letter of intent relating to the sale of the Borrower's Auto-Lok/ King-Way division, in form and substance acceptable to the Agent in its sole reasonable discretion.

     The foregoing agreement is subject to the following terms and conditions:

     (a) during the period that a discretionary advance is outstanding, and at all times that a Borrowing Base Deficiency exists, the interest rate applicable to the Obligations will be the Prime Rate plus 4% per annum;

     (b) the Agent will charge to the Borrower a weekly fee in the amount of $25,000, payable to the Agent, for the ratable benefit of the Formula Lenders, on the last day of each week for each week, from the week beginning December 10, 2001 through and including the week beginning April 1, 2002, during which a discretionary advance under Section 8.13 of the Financing Agreement is outstanding;

     (c) the Agent will charge to the Borrower an additional weekly fee in the amount of $25,000, payable to the Agent, for the ratable benefit of the Formula Lenders, on the last day of each week for each week, from the week beginning March 4, 2002, through and including the week beginning April 1, 2002, during which, at any time, the amount of discretionary advances outstanding under Section 8.13 of the Financing Agreement exceeds $2,500,000;

     (d) Borrower agrees to report inventory values on a weekly basis, with methodologies satisfactory to the Agent and the Lenders;

     (e) Borrower agrees not to use any proceeds of any discretionary advances under Section 8.13 of the Financing Agreement (as modified by clauses
(i) and (ii) above) to make any payments on any Indebtedness for Borrowed Money (other than the Obligations); and

     (f) Borrower agrees to retain a crisis manager reasonably acceptable to the Agent and the Lenders, whose activities shall include, among others, providing the Lenders with a 13-week cash flow forecast for the Borrower, and conducting an independent review of the Borrower's collateral reporting methodologies and reporting on the results thereof to the Lenders.

     Nothing in this letter agreement shall be read as a commitment by the Agent to make any discretionary loans in any amount for any period of time. Discretionary loans will evaluated on a case-by-case basis, in each case, and will be made only in the Agent's sole discretion and then only to the extent such discretionary advances comply with the Financing Agreement, as the same may be modified hereby. Additionally, nothing in this letter agreement shall be construed as a waiver of any Event of Default (including without limitation those Events of Default arising out of the existence of the Borrowing Base Deficiency and the Borrower's failure to maintain minimum Revolving Credit Availability of at least $1,500,000, as required by the Financing Agreement, the existence of each of which Borrower acknowledges by signing below), or of the Agent's or any Lenders' rights and remedies with respect to any Event of Default, all of which are specifically hereby reserved. By signing below, Borrower also represents, warrants and acknowledges that as of the date hereof, it has no defenses, claims, counterclaims or setoffs with respect to the Financing Agreement or its Obligations thereunder or with respect to any actions of the Agent, any Lender, or any of their respective officers, directors, shareholders, employees, agents or attorneys, and Borrower irrevocably and absolutely waives any such defenses, claims, counterclaims and setoffs and releases the Agent, each Lender, and each of their respective officers, directors, shareholders, employees, agents and attorneys from the same.

                            Very truly yours,

                            Bank of America, National Association, as Agent

                            ________________________________
                            Brett Mook, Vice President

Acknowledged and agreed, effective as of the 1st day of March, 2002.

REUNION INDUSTRIES, INC.


_________________________
Name:   Kimball J. Bradley
Title:  President


cc:  Ann Chamberlain, Esq.
     Thomas A. Martin
     Christopher Daniel

                                                          Exhibit 10.45

                         [BANK OF AMERICA LETTERHEAD]

April 1, 2002

Mr. Kimball J. Bradley
Reunion Industries, Inc.
300 Weyman Plaza
Suite 340
Pittsburgh, Pennsylvania 15236
Attention: Mr. Kimball J. Bradley

Re:     Amended and Restated Financing Agreement, dated as of March 16, 2000, by and between REUNION INDUSTRIES, INC., a Delaware corporation ("Borrower"), BANK OF AMERICA, NATIONAL ASSOCIATION, a national banking association ("BANA"), and each other financial institution that is a party thereto (collectively, the "Lenders" and individually, a "Lender"), and BANK OF AMERICA, NATIONAL ASSOCIATION a national banking association, in its capacity as both collateral and administrative agent (the "Agent") for each of the Lenders, as such agreement has been amended by that certain Amendment No. 1 to Amended and Restated Financing and Security Agreement, dated as of June 26, 2000, by that certain Amendment No. 2 to Amended and Restated Financing and Security Agreement, dated as of July 31, 2000, by that certain Amendment No. 3 to Amended and Restated Financing and Security Agreement, dated as of December 12, 2000 and by that certain Amendment No. 4 to Amended and Restated Financing and Security Agreement, dated as of January 19, 2001, by that certain letter agreement dated February 1, 2002 between the Borrower and the Agent, and by that certain letter agreement dated March 1, 2002 between the Borrower and the Agent (as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Financing Agreement")

Gentlemen:

     Reference is hereby made to the Financing Agreement. Capitalized terms used in this letter have the meanings ascribed thereto in the Financing Agreement.

     The period for discretionary advances of the Revolving Loan notwithstanding the existence of a Borrowing Base Deficiency set forth in the letter agreement dated March 1, 2002 between the Borrower and the Agent expires on April 1, 2002. A Borrowing Base Deficiency is still in existence.

     The Agent hereby informs the Borrower that any further advances, loans and extensions of credit during the existence of a Borrowing Base Deficiency or that would result in a Borrowing Base Deficiency shall be in the Agent's sole discretion and the Agent's decision on whether to make any such advances, loans or extension of credit shall be made on a case-by-case basis. No extension of credit on any day or days shall (a) imply that an extension of credit will be made on any succeeding day or (b) establish any course of dealing.

     In accordance with the provisions of he Financing Agreement the Revolving Loan is payable on demand in the amount of the Borrowing Base Deficiency at the time of demand.

     In consideration of any such discretionary loans that the Lenders may make, please indicate your agreement to the following:

     (a) during the period that a discretionary advance is outstanding, and at all times that a Borrowing Base Deficiency exists, the interest rate applicable to the Obligations will be the Prime Rate plus 4% per annum;

     (b) the Agent will charge to the Borrower a weekly fee in the amount of $25,000, payable to the Agent, for the ratable benefit of the Formula Lenders, on the last day of each week for each week, from the week beginning December 10, 2001 through and including the week during which, at any time, a discretionary advance under Section 8.13 of the Financing Agreement is outstanding;

     (c) the Agent will charge to the Borrower an additional weekly fee in the amount of $25,000, payable to the Agent, for the ratable benefit of the Formula Lenders, on the last day of each week for each week, from the week beginning March 4, 2002, through and including each week during which, at any time, the amount of discretionary advances outstanding under Section 8.13 of the Financing Agreement exceeds $2,500,000;

     (d) Borrower agrees to report inventory values on a weekly basis, with methodologies satisfactory to the Agent and the Lenders;

     (e) Borrower will not use any proceeds of any discretionary advances under Section 8.13 of the Financing Agreement (as modified by clauses (i) and (ii) above) to make any payments on any Indebtedness for Borrowed Money (other than the Obligations); and

     (f) Borrower will retain a crisis manager reasonably acceptable to the Agent and the Lenders, whose activities shall include, among others, providing the Lenders with a 13-week cash flow forecast for the Borrower, and conducting an independent review of the Borrower's collateral reporting methodologies and reporting on the results thereof to the Lenders.

     Nothing in this letter agreement shall be read as a commitment by the Agent to make any discretionary loans in any amount for any period of time. Discretionary loans will evaluated on a case-by-case basis, in each case, and will be made only in the Agent's sole discretion. Additionally, nothing in this letter agreement shall be construed as a waiver of any Event of Default (including without limitation those Events of Default arising out of the existence of the Borrowing Base Deficiency and the Borrower's failure to maintain minimum Revolving Credit Availability of at least $1,500,000, as required by the Financing Agreement, the existence of each of which Borrower acknowledges by signing below), or of the Agent's or any Lenders' rights and remedies with respect to any Event of Default, all of which are specifically hereby reserved. By signing below, Borrower also represents, warrants and acknowledges that as of the date hereof, it has no defenses, claims, counterclaims or setoffs with respect to the Financing Agreement or its Obligations thereunder or with respect to any actions of the Agent, any Lender, or any of their respective officers, directors, shareholders, employees, agents or attorneys, and Borrower irrevocably and absolutely waives any such defenses, claims, counterclaims and setoffs and releases the Agent, each Lender, and each of their respective officers, directors, shareholders, employees, agents and attorneys from the same.

                            Very truly yours,

                            Bank of America, National Association, as Agent

                            ________________________________
                            Brett Mook, Vice President

Acknowledged and agreed, effective as of the date first written above:

REUNION INDUSTRIES, INC.


_________________________
Name:   Kimball J. Bradley
Title:  President


cc:  Ann Chamberlain, Esq.
     Thomas A. Martin
     Christopher Daniel

