Form 10-Q
period 2002-03-31
REUNION INDUSTRIES INC
filed 2002-05-15
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

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

At April 30, 2002, 15,590,619 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 30 pages.

==============================================================================

               FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. The forward-looking statements contained in this report are enclosed in brackets [] for ease of identification. All forward-looking statements involve risks and uncertainties which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. Factors that could cause actual results to differ materially from those described in the forward-looking statements include, without limitation, the strengths/weaknesses of the Company's primary markets, the Company's ability to complete the sale of certain assets on acceptable terms, the Company's ability to realize the benefits of its restructuring plan, the Company's ability to negotiate trade terms with its vendors, the continued forbearance of the Company's creditors with respect to indebtedness in default and the Company's ability to restructure and renegotiate the terms of the Company's indebtedness. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            March 31, 2002 (unaudited) and December 31, 2001              4

          Condensed Consolidated Statement of Income (Loss) and
            Comprehensive Income (Loss) for the three months ended
            March 31, 2002 and 2001 (unaudited)                           5

          Condensed Consolidated Statement of Cash Flows for
            the three months ended March 31, 2002 and 2001 (unaudited)    6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       17

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   25

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     25

          Item 3.  Defaults Upon Senior Securities                       29


SIGNATURES                                                               30

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   AT MARCH 31, 2002 AND DECEMBER 31, 2001
                                (in thousands)

                                              At March 31,     At December 31,
                                                     2002                2001
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    712            $    686
Receivables, net                                    9,819              12,347
Advances to employees                                 213                 213
Inventories, net                                   10,708              10,814
Other current assets                                1,121               1,219
Net assets of discontinued operations               4,259               5,162
                                                 --------            --------
     Total current assets                          26,832              30,441

Property, plant and equipment, net                 18,595              19,134
Due from related parties                            1,499               1,488
Goodwill, net                                      11,443              11,443
Net assets of discontinued operations              18,493              18,641
Other assets, net                                   3,196               3,269
                                                 --------            --------
Total assets                                     $ 80,058            $ 84,416
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Debt in default                                  $ 59,791            $ 64,389
Current maturities of debt                             87                  87
Trade payables                                     13,218              11,212
Due to related parties                              1,565               1,107
Other current liabilities                          15,777              13,825
                                                 --------            --------
     Total current liabilities                     90,438              90,620

Long-term debt                                      4,789               4,810
Long-term debt - related party                      4,615               4,615
Other liabilities                                   1,745               1,616
                                                 --------            --------
     Total liabilities                            101,587             101,661

Commitments and contingent liabilities                  -                   -
Stockholders' deficit                             (21,529)            (17,245)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 80,058            $ 84,416
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                       AND COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
           (in thousands, except per share information)(unaudited)

                                                          Three Months Ended
                                                         March 31,   March 31,
                                                             2002        2001
                                                         --------    --------
     Operating revenue:
Sales                                                    $ 14,844    $ 32,472
Cost of Sales                                              14,142      25,072
                                                         --------    --------
  Gross profit                                                702       7,400
Selling, general & administrative                           3,669       4,427
Other expense (income), net                                  (761)        469
                                                         --------    --------
  Operating profit (loss)                                  (2,206)      2,504
Interest expense, net                                       2,078       1,601
                                                         --------    --------
Income (loss) from continuing operations
  before income taxes                                      (4,284)        903
Provision for income taxes                                      -         392
                                                         --------    --------
Income (loss) from continuing operations                   (4,284)        511

Income (loss) from discontinued operations,
  net of tax of $-0-                                            -         250
                                                         --------    --------
  Net and comprehensive income (loss)                    $ (4,284)   $    761
                                                         ========    ========

Income (loss) applicable to common stockholders          $ (4,284)   $    761
                                                         ========    ========
  Earnings (loss) per common share - basic and diluted:
From continuing operations                               $  (0.27)   $   0.03
From discontinued operations                                    -        0.02
                                                         --------    --------
Earnings (loss) per common share - basic and diluted     $  (0.27)   $   0.05
                                                         ========    ========
Weighted average shares outstanding - basic                15,591      15,236
                                                         ========    ========
Weighted average shares outstanding - diluted              15,591      15,340
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                (in thousands)
                                 (unaudited)

                                                           Three Months Ended
                                                         March 31,   March 31,
                                                             2002        2001
                                                         --------    --------
Cash provided by (used in) operating activities          $  4,107    $ (4,507)
                                                         --------    --------
  Cash flow from investing activities:
Proceeds from sale of property                                375           -
Capital expenditures                                         (260)       (799)
Acquisition of NPSAC common stock                               -         (10)
                                                         --------    --------
Cash provided by (used in) investing activities               115        (809)
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                    (3,618)      5,396
Repayments of debt                                         (1,003)     (1,632)
                                                         --------    --------
Cash provided by (used in) financing activities            (4,621)      3,764
                                                         --------    --------

Net decrease in cash and cash equivalents                    (399)     (1,552)
Net change in cash of discontinued operations                 425         612
Cash and cash equivalents, beginning of year                  686       1,814
                                                         --------    --------
Cash and cash equivalents, end of period                 $    712    $    874
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2002

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2001.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $63.6 million at March 31, 2002, the defaults of the Bank of America (BOA) Financing and Security Agreement and the 13% senior notes, and the lack of borrowing capacity under its revolving credit facility indicate that the Company may not be able to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The Company has recorded goodwill totaling $11.4 million at both March 31, 2002 and December 31, 2001. Effective January 1, 2002, we ceased amortizing goodwill and we will review goodwill for impairment prior to the issuance of our second quarter 2002 interim financial statements. Had we stopped amortizing goodwill at the beginning of 2001, the effect on net income
(loss) and diluted earnings (loss) per share for the three-month period ended March 31, 2001 and the year ended December 31, 2001 are as follows (in thousands, except per share information):

                                 Three Months Ended        Year Ended
                                   March 31, 2001       December 31, 2001
                               ---------------------  ---------------------
                               Net Income     EPS      Net Loss      LPS
                               ----------  ---------  ----------  ---------
As reported                    $      761  $    0.05  $  (38,128) $   (2.45)
Add back goodwill amortization        468       0.03       1,903       0.13
                               ----------  ---------  ----------  ---------
Without goodwill amortization  $    1,229  $    0.08  $  (36,225) $   (2.32)
                               ==========  =========  ==========  =========

     The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains many of its fundamental provisions. SFAS 144 also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" but retains its provision to separately report discontinued operations and extends that reporting to a component of an entity, as defined therein, that either has been disposed of or is classified as held for sale, thus broadening the presentation of discontinued operations to include more disposal transactions. Effective January 1, 2002, the Company adopted this statement with no effect on financial position or results of operations.


NOTE 2:  RECENT DEVELOPMENTS

Restructuring and Other Actions

     In the fourth quarter of 2001, we developed and adopted a plan to restructure our continuing operations. During 2002, the Company has made significant progress towards implementation of this plan.

     On April 30, 2002, we entered into a non-binding letter of intent (LOI) for the sale of substantially all of the assets and business of Kingway, our discontinued materials handling systems operations, for a total of $34.0 million in cash ($29.0 million), subordinated notes ($3.0 million) and subordinated contingent notes ($2.0 million). The due diligence process by the buyer is in its early stages. The closing date set in the LOI is June 30, 2002.

     On April 2, 2002, we entered into a non-binding letter of intent for the sale of substantially all of the assets of Alliance, our discontinued bridges and cranes operations, for $3.3 million in cash plus the assumption by the buyer of certain liabilities. The due diligence process by the buyer is proceeding and a definitive asset purchase agreement has been drafted. The closing date set in the LOI and definitive asset purchase agreement is May 31, 2002.

     The closings of each of these transactions are subject to certain conditions, including the executions of definitive asset purchase agreements. There are no assurances that both or either of these transactions will close on the terms set forth in each LOI or definitive asset purchase agreement or at all.

     During the first quarter of 2002, NPSAC, the Company's former pressure vessel operations in Clearfield, Utah, was relocated to and combined with the pressure vessel operations in McKeesport, PA. The cylinder operations in Milwaukee, WI have been relocated to our leased facility in Libertyville, IL. The land and building in Milwaukee, WI is being prepared for sale. We are preparing to move the cylinder operations in Chicago, IL to the Libertyville facility during the third quarter of 2002. We closed the Plastics' corporate headquarters in Charlotte, NC and all administrative and managerial positions were eliminated. Plastics' corporate responsibilities have been returned to our manufacturing and administrative operations in Oneida, NY.

     We reevaluated the shut-down of our Plastics operation in Siler City, NC and have determined to maintain our presence in the southern U.S. and service the customers of the Siler City, NC location, [possibly by relocating the operations to a smaller leased facility in the area]. This reevaluation does not change our intent to dispose of the land, building and a large portion of the existing machinery and equipment or the fourth quarter restructuring charge related thereto.

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder is due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001 and May 1, 2002. We were also unable to make the $12.5 million sinking fund payment due May 1, 2002. This inability to fund our obligations under the 13% senior notes is due to a lack of liquidity and availability under our revolving credit facility with BOA.

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so while we execute our plan to restructure and generate liquidity through asset sales, the senior notes holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $3.35 million, totaling $27.9 million at March 31, 2002. Interest accrues at approximately $0.3 million per month, including compounded interest at 13% per annum on the unpaid semi-annual interest payments.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $34.9 million of senior secured revolving and term loan credit facilities outstanding at March 31, 2002 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     In November 2001, BOA informed us that a borrowing base deficiency existed. Since that time, the Company and BOA have entered into six side letter agreements wherein BOA and the other lenders that participated in the BOA refinancing of the Company in March 2000 agreed to provide monthly advances in excess of our calculated borrowing base for working capital needs while we execute our plan to restructure and generate liquidity by selling assets. The sixth side letter agreement, dated April 1, 2002, provides overadvance approval on a day-to-day basis whereby the overadvance may not exceed $3.5 million. As of May 15, 2002, we have not exceeded the $3.5 million overadvance availability. However, nothing in these six side letter agreements waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement.

     In consideration of providing its approval of overadvance availability, we have been paying a weekly fee of $25,000 or $50,000, depending on the amount of the overadvance. Since entering into the side letter agreements beginning in November 2001, the Company has paid BOA a total of $800,000 in such fees.


NOTE 3:  DEBT IN DEFAULT AND LONG-TERM DEBT

Debt in default consists of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2002                2001
                                              -----------      --------------
                                              (unaudited)
13% senior notes (net of unamortized
  discount of $0 and $2)                         $ 24,855            $ 24,853
BOA revolving credit facility                      18,857              22,475
BOA term loan A due March 16, 2007                 15,149              16,071
BOA capital expenditure facility                      930                 990
                                                 --------            --------
  Total debt in default                          $ 59,791            $ 64,389
                                                 ========            ========

Long-term debt consists of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2002                2001
                                              -----------      --------------
                                              (unaudited)
Note payable due February 28, 2003               $  3,644            $  3,644
Other                                               1,232               1,253
Other - related parties                             4,615               4,615
                                                 --------            --------
  Total long-term debt                              9,491               9,512
Current maturities                                    (87)                (87)
                                                 --------            --------
  Total long-term debt, less current maturities  $  9,404            $  9,425
                                                 ========            ========

NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2002                2001
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $  3,918            $  5,012
Work-in-process                                     3,794               2,329
Finished goods                                      2,865               3,342
                                                 --------            --------
  Gross inventories                                10,577              10,683
Less:   LIFO reserves                                 131                 131
                                                 --------            --------
  Inventories                                    $ 10,708            $ 10,814
                                                 ========            ========

NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the three month period ended March 31, 2002 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2002         $156  $25,064  $(41,329) $ (1,136)  $(17,245)
  Activity (unaudited):
Net loss                      -        -    (4,284)        -     (4,284)
                           ----  -------  --------  --------   --------
At March 31, 2002          $156  $25,064  $(45,613) $ (1,136)  $(21,529)
                           ====  =======  ========  ========   ========

     The computations of basic and diluted earnings (loss) per common share [E(L)PS] for the three month periods ended March 31, 2002 and 2001 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income
                                                (Loss)    Shares    E(L)PS
                                               --------  --------  -------
     Three months ended March 31, 2002:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (4,284)   15,591    (0.27)
                                               ========  ========  =======
     Three months ended March 31, 2001:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $    761    15,236  $  0.05
                                                                   =======
Dilutive effect of stock options                              104
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $    761    15,340  $  0.05
                                               ========  ========  =======

     At March 31, 2002, the Company's stock options outstanding totaled 1,089,000, none of which were at exercise prices below the average market price of the underlying security during the first quarter 2002. Therefore, basic and diluted LPS are equal.


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

     In addition to the Company, there are numerous defendants in these suits, including SFSC, Mr. Charles E. Bradley, Sr., Chairman of the Board, Chief Executive Officer and a director of the Company (Mr. Bradley), the sole shareholder of SFSC's parent, several major financial institutions and certain others. All of these suits arise out of the inability of SFSC to make structured settlement payments when due. Pursuant to the court's order, plaintiffs in the purported class actions and plaintiffs in the individual cases actions filed a model complaint. Except for the class allegations, the two model complaints are identical. The plaintiffs seek compensatory and punitive damages, restoration of certain alleged trust assets, restitution and attorneys' fees and costs.

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

     Since July 10, 2001, various lawsuits, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 43 separate actions, all of which are being defended by Allen-Bradley Company.

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

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. The Company's environmental consultant is in the process of updating the estimate of the costs to comply with this order, but the Company does not believe that the cost of future remediation will exceed the amount accrued. No remediation was performed in 2000 or 2001 pending the decision. However, the Company has paid $232,000 for its share of consulting services in connection with the hearings. At March 31, 2002, the balance accrued for these remediation costs is approximately $1,076,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

     On March 15, 2002, the Company received a Request for Information from the United States Environmental Protection Agency (USEPA) regarding the Gambonini Mine Site in Marin County, California. The Company operated a mercury mine on this site from 1965 to 1970. The Company has gathered and forwarded to the USEPA the information it requested. At this time, the Company has not been formally named as a potentially responsible party. As such and because the USEPA's interest in the Gambonini Mine Site is not known, the Company has not made any assessment of potential liability, if any.


NOTE 7:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at March 31, 2002:
----------------------
  Metals:
Pressure vessels and springs    $  2,481   $   (871)  $     41   $ 14,362
Cylinders                          4,441        (87)        25     10,222
                                --------   --------   --------   --------
  Subtotal Metals                  6,922       (958)        66     24,584

Plastics                           7,922        172        113     18,367
Corporate and other                    -       (710)         -     14,355
Discontinued operations                -          -         81     22,752
                                --------   --------   --------   --------
  Totals                        $ 14,844     (1,496)  $    260   $ 80,058
                                ========              ========   ========
Depreciation and amortization(3)               (710)
Interest expense                             (2,078)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (4,284)
                                           ========
Three months ended March 31, 2001
  and at December 31, 2001:
---------------------------------
  Metals:
Pressure vessels and springs    $ 14,084   $  3,599   $     60   $ 17,936
Cylinders                          6,153        502         20      9,662
                                --------   --------   --------   --------
  Subtotal Metals                 20,237      4,101         80     27,598

Plastics                          12,235        753        137     18,443
Corporate and other                    -       (966)         1     14,572
Discontinued operations                -          -        581     23,803
                                --------   --------   --------   --------
  Totals                        $ 32,472      3,888   $    799   $ 84,416
                                ========              ========   ========
Depreciation and amortization(3)             (1,384)
Interest expense                             (1,601)
                                           --------
  Income from continuing operations
    before income taxes                    $    903
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

(2) Headquarters total assets at March 31, 2002 and December 31, 2001 is primarily comprised of goodwill related to its pressure vessel and springs segment ($9.9 million) and cylinder segment ($1.5 million). Because of the historically positive operating results and cash generation of the pressure vessel and springs segment, management does not consider its related goodwill to be impaired. Also, management does not consider the cylinders segment goodwill to be impaired as the Company believes this segment is in a temporary cyclical downturn.

(3) Excludes amortization of debt issuance expenses and fees of $132,000 and $174,000 for the three month periods ended March 31, 2002 and 2001, respectively, which is included in interest expense.


NOTE 8:   DISCONTINUED OPERATIONS

     At March 31, 2002 and December 31, 2001, the assets and liabilities of discontinued operations are comprised of the assets and liabilities of the discontinued bridges and cranes and material handling systems businesses and the remaining reserve for expenses of the discontinued grating business. The assets and liabilities of discontinued operations have been separately classified on the balance sheet as follows (in thousands):

                                              At March 31,     At December 31,
                                                     2002                2001
                                              -----------      --------------
     ASSETS:                                  (unaudited)
Cash and cash equivalents                        $     81            $    506
Receivables, net                                   11,992              14,463
Inventories, net                                    2,717               2,093
Other current assets                                  379                 249
                                                 --------            --------
Total current assets                               15,169              17,311
                                                 --------            --------
     LIABILITIES AND EQUITY:
Trade payables                                      7,339               7,182
Other current liabilities                           1,520               2,014
Reserve for operating loss during phase-out         1,772               2,628
Reserve for estimated expenses                        279                 325
                                                 --------            --------
Total liabilities                                  10,910              12,149
                                                 --------            --------
Net assets of discontinued operations, current   $  4,259            $  5,162
                                                 ========            ========
     NET ASSETS, NON-CURRENT:
Property, plant and equipment, net               $  6,749            $  6,985
Goodwill, net                                      11,628              11,628
Other assets, net                                     116                  28
                                                 --------            --------
Net assets of discontinued operations,
  non-current                                    $ 18,493            $ 18,641
                                                 ========            ========

     Summarized results of discontinued operations for the three month periods ended March 31, 2002 and 2001 follow (in thousands):

                                          2002           2001
                                        --------       --------
      Net sales                         $ 13,248       $ 17,151
      Income before taxes                      -            250

     The above results of discontinued operations include actual and allocated interest expense for the three month periods ended March 31, 2002 and 2001 totaling $627,000 and $808,000, respectively.


PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

     The following discussion and analysis is provided to assist readers in understanding financial performance during the periods presented and significant trends which may impact future performance. It should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q and in conjunction with our annual report on Form 10-K for the year ended December 31, 2001.

     We adopted a plan to restructure continuing operations and dispose of or shut-down other businesses. Such businesses are being reported as discontinued operations. Prior year information has been restated for comparative purposes and the following discussion of results of operations is separated into continuing and discontinued operations.


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


RECENT DEVELOPMENTS

Restructuring and Other Actions

     In the fourth quarter of 2001, we developed and adopted a plan to restructure our continuing operations. During 2002, the Company has made significant progress towards implementation of this plan.

     On April 30, 2002, we entered into a non-binding letter of intent (LOI) for the sale of substantially all of the assets and business of Kingway, our discontinued materials handling systems operations, for a total of $34.0 million in cash ($29.0 million), subordinated notes ($3.0 million) and subordinated contingent notes ($2.0 million). The due diligence process by the buyer is in its early stages. The closing date set in the LOI is June 30, 2002.

     On April 2, 2002, we entered into a non-binding letter of intent for the sale of substantially all of the assets of Alliance, our discontinued bridges and cranes operations, for $3.3 million in cash plus the assumption by the buyer of certain liabilities. The due diligence process by the buyer is proceeding and a definitive asset purchase agreement has been drafted. The closing date set in the LOI and definitive asset purchase agreement is May 31, 2002.

     The closings of each of these transactions are subject to certain conditions, including the executions of definitive asset purchase agreements. There are no assurances that both or either of these transactions will close on the terms set forth in each LOI or definitive asset purchase agreement or at all.

     During the first quarter of 2002, NPSAC, the Company's former pressure vessel operations in Clearfield, Utah, was relocated to and combined with the pressure vessel operations in McKeesport, PA. The cylinder operations in Milwaukee, WI have been relocated to our leased facility in Libertyville, IL. The land and building in Milwaukee, WI is being prepared for sale. We are preparing to move the cylinder operations in Chicago, IL to the Libertyville facility during the third quarter of 2002. We closed the Plastics' corporate headquarters in Charlotte, NC and all administrative and managerial positions were eliminated. Plastics' corporate responsibilities have been returned to our manufacturing and administrative operations in Oneida, NY.

     We reevaluated the shut-down of our Plastics operation in Siler City, NC and have determined to maintain our presence in the southern U.S. and service the customers of the Siler City, NC location, [possibly by relocating the operations to a smaller leased facility in the area]. This reevaluation does not change our intent to dispose of the land, building and a large portion of the existing machinery and equipment or the fourth quarter restructuring charge related thereto.

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder is due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001 and May 1, 2002. We were also unable to make the $12.5 million sinking fund payment due May 1, 2002. This inability to fund our obligations under the 13% senior notes is due to a lack of liquidity and availability under our revolving credit facility with Bank of America (BOA).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to
  Three Months Ended March 31, 2001

Continuing Operations

     Sales, gross margins and EBITDA percentages for the three months ended March 31, 2002 and 2001 are as follows:

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2002       2001     2002    2001    2002    2001
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $   2,481  $  14,084  (16.6%)  30.1%  (35.1%)  25.6%
Cylinders            4,441      6,153    8.2%   18.9%   (2.0%)   8.2%
Plastics             7,922     12,235    9.5%   16.4%    2.2%    6.2%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  14,844  $  32,472    4.7%   22.8%   (5.3%)  15.0%
                 =========  =========  ======  ======  ======  ======

     Pressure vessels and springs sales are down significantly in the first quarter of 2002 compared to the same period in 2001. This decrease is due primarily to management's decision to shut-down our pressure vessels facility for the first two months of 2002 with a limited production schedule thereafter. We made this decision to reduce spending due to our liquidity problems and to lessen the strain on this segment's raw material vendors. The decrease was also caused by the fact that the first quarter of 2001 included the recognition of $2.8 million of revenues on a large NASA contract manufactured in 2000 but shipped in the first quarter of 2001. The backlog for pressure vessels is up $3.3 million since the beginning of the year [and we anticipate correcting vendor-related issues in the near-term with cash proceeds from asset sales].

     Sales of cylinders was affected by the temporary disruption caused by the relocation of our Milwaukee, WI cylinder operations to Libertyville, IL and continues to be affected by a softness in this market, [a trend which the Company believes will bottom-out but possibly not reverse during 2002.]

     The decrease in Plastics revenues is the continuation of a downward trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics facilities. Plastics also lost a top ten customer in the second half of 2001 to competitive bidding on the internet. [Management is seeking to expand Plastics' product offerings in the business machines, consumer products and medical products industries to mitigate this trend. However, if not successful, this trend in Plastics revenue could continue during the remainder of 2002.]

     The decreases in gross margins across all segments is related to volume declines resulting in a decrease in production activity and our ability to absorb costs. We are responding to these conditions by making progress on our plan to restructure, including combining certain operations and eliminating various administrative and management positions. [However, the benefits of these actions may not materialize immediately.]

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales decreased significantly during the 2002 first quarter compared to the same period in 2001 primarily due to the same factors affecting gross profit margin discussed above. Total EBITDA as a percentage of sales in the first quarters of 2002 and 2001 exclude corporate and other EBITDA in each period.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first quarter of 2002 were $3.7 million, compared to $4.4 million for the first quarter of 2001. This decrease in SGA is directly related to the decreasing trend in sales, resulting in lower commissions expense, cost cutting measures taken during June 2001 and progress made on the restructuring, both of which included personnel reductions in sales and administration. [Management estimates the savings from these reductions to be approximately $1.8 million annually.] However, the benefits of these cost cutting measures are being offset by the continuation of the negative trend in sales and the resulting effect on the Company's ability to absorb costs. SGA expenses as a percentage of sales increased to 24.7% for the 2002 first quarter compared to 13.6% in the 2001 first quarter. SGA as a percentage of sales was higher in 2002 first quarter compared to the first quarter of 2001 due to the faster rate at which volume has decreased compared to decreases in relatively fixed administrative costs.

Other (Income) Expense

     Other income for the first quarter of 2002 was $0.8 million, compared to other expense of $0.5 million for the first quarter of 2001. The components are as follows:
                                                 2002      2001     Change
                                               --------  --------  --------
Goodwill and other intangibles amortization    $      3  $    492  $   (489)
Gain on sale of equipment with zero book value     (375)        -      (375)
Other (income) expense, net                        (389)      (23)     (366)
                                               --------  --------  --------
Total other (income) expense, net              $   (761) $    469  $ (1,230)
                                               ========  ========  ========

     We stopped amortizing goodwill effective January 1, 2002. In January 2002, we sold equipment that had no book value. The increase in the remaining other income is primarily due to higher levels of sales of scrap and miscellaneous parts due to cleaning out idled facilities.

Interest Expense

     Interest expense, net, for the first quarter of 2002 was $2.1 million compared to $1.6 million for the first quarter of 2001. For the first quarters of 2002 and 2001, a total of $0.6 million and $0.8 million, respectively, of interest expense has been allocated to or actually incurred in discontinued operations. On a combined basis interest expense was $2.7 million in the first quarter of 2002 compared to $2.4 million in the first quarter of 2001. Although debt has decreased significantly from first quarter

2001 levels to first quarter 2002, the resulting decrease was more than offset by the increased default rate being paid on the BOA revolving credit and term loan facilities and $625,000 in overadvance fees paid in the first quarter of 2002. [Interest expense for 2002 may decrease compared to 2001 depending on the amount of proceeds and timing of asset dispositions in 2002 as part of the restructuring plan.]

Income Taxes

     There was no tax provision from continuing operations in the first quarter of 2002 compared to a provision of $0.4 million for the first quarter of 2001. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $124.1 million at December 31, 2001, $79.2 million of which expire by 2004. [The Company may be able to utilize its loss carryforwards against possible increased profitability as the result of the Company's corporate-wide restructuring plan. However, until the amount of proceeds from and timing of asset dispositions as part of such plan are known], management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2001 [and to continue to do so during 2002 until assets are disposed]. The tax provision from continuing operations in the first quarter of 2001 was based on income from continuing operations before tax adjusted for permanent differences.

Discontinued Operations

     There was no income or loss from discontinued operations for the first quarter of 2002 compared to income from discontinued operations of $0.3 million in the first quarter of 2001. For the first quarters of 2002 and 2001, discontinued operations includes a total of $0.6 million and $0.8 million, respectively, of interest expense.


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

Restructuring and Other Actions

     In the fourth quarter of 2001, we developed and adopted a plan to restructure our continuing operations. During 2002, the Company has made significant progress towards implementation of this plan.

     On April 30, 2002, we entered into a non-binding letter of intent (LOI) for the sale of substantially all of the assets and business of Kingway, our discontinued materials handling systems operations, for a total of $34.0 million in cash ($29.0 million), subordinated notes ($3.0 million) and subordinated contingent notes ($2.0 million). The due diligence process by the buyer is in its early stages. The closing date set in the LOI is June 30, 2002.

     On April 2, 2002, we entered into a non-binding letter of intent for the sale of substantially all of the assets of Alliance, our discontinued bridges and cranes operations, for $3.3 million in cash plus the assumption by the buyer of certain liabilities. The due diligence process by the buyer is proceeding and a definitive asset purchase agreement has been drafted. The closing date set in the LOI and definitive asset purchase agreement is May 31, 2002.

     [We anticipate using the cash proceeds from these asset sales to pay accrued interest on our senior notes, reduce debt, pay our overextended vendors and for other corporate purposes. Debt reductions will include a combination of BOA revolving credit and term loan facilities and 13% senior notes. Cash proceeds to be applied to reducing debt is dependent on a number of factors including, but not limited to, finalization of the net cash to be received in each asset sale and limitations imposed by BOA, if any.]

     The closings of each of these transactions are subject to certain conditions, including the executions of definitive asset purchase agreements. There are no assurances that both or either of these transactions will close on the terms set forth in each LOI or definitive asset purchase agreement or at all.

     During the first quarter of 2002, NPSAC, the Company's former pressure vessel operations in Clearfield, Utah, was relocated to and combined with the pressure vessel operations in McKeesport, PA. The cylinder operations in Milwaukee, WI have been relocated to our leased facility in Libertyville, IL. The land and building in Milwaukee, WI is being prepared for sale. We are preparing to move the cylinder operations in Chicago, IL to the Libertyville facility during the third quarter of 2002. We closed the Plastics' corporate headquarters in Charlotte, NC and all administrative and managerial positions were eliminated. Plastics' corporate responsibilities have been returned to our manufacturing and administrative operations in Oneida, NY.

     The restructuring charge we recorded in the fourth quarter of 2001 included estimated cash and non-cash components. The cash components were comprised of reserves for lease termination costs and employee separations. We think the estimates made last year are still valid now. The following represents a summary of first quarter 2002 cash activity for the estimated cash components of our fourth quarter 2001 restructuring charge (in thousands).
                                                  At       2002       At
Description                                    12/31/01  Activity  03/31/02
---------------------------------------------  --------  --------  --------
Lease termination costs                        $  1,172  $   (102) $  1,070
Employee separations                                 20         -        20
                                               --------  --------  --------
Reserve for restructuring                      $  1,192  $   (102) $  1,090
                                               ========  ========  ========

     We reevaluated the shut-down of our Plastics operation in Siler City, NC and have determined to maintain our presence in the southern U.S. and service the customers of the Siler City, NC location, [possibly by relocating the operations to a smaller leased facility in the area]. This reevaluation does not change our intent to dispose of the land, building and a large portion of the existing machinery and equipment or the fourth quarter restructuring charge related thereto.

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder is due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001 and May 1, 2002. We were also unable to make the $12.5 million sinking fund payment due May 1, 2002. This inability to fund our obligations under the 13% senior notes is due to a lack of liquidity and availability under our revolving credit facility with BOA.

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so while we execute our plan to restructure and generate liquidity through asset sales, the senior notes holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $3.35 million, totaling $27.9 million at March 31, 2002. Interest accrues at approximately $0.3 million per month, including compounded interest at 13% per annum on the unpaid semi-annual interest payments.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $34.9 million of senior secured revolving and term loan credit facilities outstanding at March 31, 2002 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     In November 2001, BOA informed us that a borrowing base deficiency existed. Since that time, the Company and BOA have entered into six side letter agreements wherein BOA and the other lenders that participated in the BOA refinancing of the Company in March 2000 agreed to provide monthly advances in excess of our calculated borrowing base for working capital needs while we execute our plan to restructure and generate liquidity by selling assets. The sixth side letter agreement, dated April 1, 2002, provides overadvance approval on a day-to-day basis whereby the overadvance may not exceed $3.5 million. As of May 15, 2002, we have not exceeded the $3.5 million overadvance availability. However, nothing in these six side letter agreements waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement.

     In consideration of providing its approval of overadvance availability, we have been paying a weekly fee of $25,000 or $50,000, depending on the amount of the overadvance. Since entering into the side letter agreements beginning in November 2001, the Company has paid BOA a total of $800,000 in such fees.

     [Since we could not repay our senior noteholders or bank lenders if either or both of them exercised their existing rights to accelerate what we owe them, they could pursue all remedies available to creditors in the normal course of business, including filing of involuntary bankruptcy petitions.]


SUMMARY OF 2002 ACTIVITIES

     Cash and cash equivalents totaled $0.8 million (including $0.1 million classified within discontinued operations) at March 31, 2002, compared to $1.2 million (including $0.5 million classified within discontinued operations) at December 31, 2001, a decrease of $0.4 million. This decrease resulted from $4.1 million of cash provided by operations and $0.1 million of cash provided by investing activities being more than offset by $4.6 million used in financing activities. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers to be applied to our BOA revolving credit facility the following business day.

Operating Activities

     Cash provided by operating activities of $4.1 million in the first quarter of 2002 was the result of a decrease in net working capital as lower volume levels led to a reduction in receivables and as tighter liquidity resulted in a slowdown in payments to vendors and an increase in trade payables.

Investing Activities

     The Company disposed of machinery and equipment with no book value during the first quarter of 2002, generating $0.4 million in cash proceeds. Capital expenditures were $0.3 million.

Financing Activities

     The Company made scheduled repayments of debt totaling $1.0 million, which included $0.9 million on its term loan A and $0.1 million on its capital expenditures facility. Revolving credit facility borrowings decreased $3.6 million during the first quarter of 2002. These reductions were funded primarily with working capital. Other debt repayments totaling $22,000 represent payments on capital lease obligations and other debt.

FACTORS AFFECTING CURRENT AND FUTURE LIQUIDITY

     During the third and fourth quarters of 2001, downturns in several of the markets we serve adversely affected our ability to absorb costs and we experienced an increase in ineligible receivables and inventory. This increase in ineligibles resulted in a decrease in borrowing availability under the revolving credit facility. These events have and continue to adversely affect our ability to meet obligations. We have extended our vendors and failed to make the November 1, 2001 and May 1, 2002 $1.616 million semi-annual interest payments and the May 1, 2002 $12.5 million sinking fund payment on our 13% senior notes.

     During 2002, we have made significant progress towards implementation of our restructuring plan, including entering into LOIs for the sales of our discontinued materials handling systems and bridges and cranes operations.
[We believe we will generate adequate proceeds from these asset sales to alleviate the current and future strain on liquidity and meet past due, immediate and near-term obligations. However, no assurances can be given that such pursuits will be successful.]

     If we are not able to complete the sales of assets on acceptable terms or if other anticipated benefits of our plan to restructuring do not materialize, [we may not be able to continue as a going concern].


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

     Since July 10, 2001, various lawsuits, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 43 separate actions, all of which are being defended by Allen-Bradley Company.

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

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. The Company's environmental consultant is in the process of updating the estimate of the costs to comply with this order, but the Company does not believe that the cost of future remediation will exceed the amount accrued. No remediation was performed in 2000 or 2001 pending the decision. However, the Company has paid $232,000 for its share of consulting services in connection with the hearings. At March 31, 2002, the balance accrued for these remediation costs is approximately $1,076,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

     On March 15, 2002, the Company received a Request for Information from the United States Environmental Protection Agency (USEPA) regarding the Gambonini Mine Site in Marin County, California. The Company operated a mercury mine on this site from 1965 to 1970. The Company has gathered and forwarded to the USEPA the information it requested. At this time, the Company has not been formally named as a potentially responsible party. As such and because the USEPA's interest in the Gambonini Mine Site is not known, the Company has not made any assessment of potential liability, if any.

Item 3.   Defaults Upon Senior Securities

Debt in default consists of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2002                2001
                                              -----------      --------------
                                              (unaudited)
13% senior notes (net of unamortized
  discount of $-0- and $2)                       $ 24,855            $ 24,853
BOA revolving credit facility                      18,857              22,475
BOA term loan A due March 16, 2007                 15,149              16,071
BOA capital expenditure facility                      930                 990
                                                 --------            --------
  Total debt in default                          $ 59,791            $ 64,389
                                                 ========            ========

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder is due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001 and May 1, 2002. We were also unable to make the $12.5 million sinking fund payment due May 1, 2002.

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. As such, the senior notes holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $3.35 million, totaling $27.9 million at March 31, 2002. Interest accrues at approximately $0.3 million per month, including compounded interest at 13% per annum on the unpaid semi-annual interest payments.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $34.9 million of senior secured revolving and term loan credit facilities outstanding at March 31, 2002 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     In November 2001, BOA informed us that a borrowing base deficiency existed. Since that time, the Company and BOA have entered into six side letter agreements wherein BOA and the other lenders that participated in the BOA refinancing of the Company in March 2000 agreed to provide monthly advances in excess of our calculated borrowing base for working capital needs while we execute our plan to restructure and generate liquidity by selling assets. The sixth side letter agreement, dated April 1, 2002, provides overadvance approval on a day-to-day basis whereby the overadvance may not exceed $3.5 million. As of May 15, 2002, we have not exceeded the $3.5 million overadvance availability. However, nothing in these six side letter agreements waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  May 15, 2002                          REUNION INDUSTRIES, INC.
       ------------                               (Registrant)

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