Form 10-Q
period 2002-06-30
REUNION INDUSTRIES INC
filed 2002-08-19
CIK 1003429

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

At July 31, 2002, 15,590,619 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 39 pages.

                         Exhibit index is on page 37.

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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            June 30, 2002 (unaudited) and December 31, 2001               4

          Condensed Consolidated Statement of Income (Loss) and
            Comprehensive Income (Loss) for the three and six
            months ended June 30, 2002 and 2001 (unaudited)               5

          Condensed Consolidated Statement of Cash Flows for
            the six months ended June 30, 2002 and 2001 (unaudited)       6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       20

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   30

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     30

          Item 3.  Defaults Upon Senior Securities                       34

          Item 4.  Submission of Matters to a Vote of Security Holders   35

          Item 6.  Exhibits and Reports on Form 8-K                      35


SIGNATURES                                                               36

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    AT JUNE 30, 2002 AND DECEMBER 31, 2001
                                (in thousands)

                                               At June 30,     At December 31,
                                                     2002                2001
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    385            $    686
Receivables, net                                   12,963              12,347
Advances to employees                                 213                 213
Inventories, net                                    7,906              10,814
Other current assets                                1,212               1,219
Net assets of discontinued operations, current      6,522               5,162
                                                 --------            --------
     Total current assets                          29,201              30,441

Property, plant and equipment, net                 17,819              19,134
Due from related parties                            1,511               1,488
Goodwill, net                                      11,443              11,443
Assets of discontinued operations, non-current     15,380              18,641
Other assets, net                                   3,003               3,269
                                                 --------            --------
Total assets                                     $ 78,357            $ 84,416
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Debt in default                                  $ 59,640            $ 64,389
Current maturities of debt                             87                  87
Trade payables                                     13,707              11,212
Due to related parties                              1,839               1,107
Other current liabilities                          17,438              13,825
                                                 --------            --------
     Total current liabilities                     92,711              90,620

Long-term debt                                      4,770               4,810
Long-term debt - related party                      4,615               4,615
Other liabilities                                   1,889               1,616
                                                 --------            --------
     Total liabilities                            103,985             101,661

Commitments and contingent liabilities                  -                   -
Stockholders' deficit                             (25,628)            (17,245)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 78,357            $ 84,416
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                       AND COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
           (in thousands, except per share information)(unaudited)

                                   Three Months Ended      Six Months Ended
                                    June 30,   June 30,   June 30,   June 30,
                                       2002       2001       2002       2001
                                   --------   --------   --------   --------
Sales                              $ 21,457   $ 26,318   $ 36,301   $ 58,790
Cost of sales                        18,107     21,542     32,249     46,614
                                   --------   --------   --------   --------
  Gross profit                        3,350      4,776      4,052     12,176
Selling, general & administrative     3,373      3,972      7,042      8,399
Other expense (income), net             (20)       516       (781)       985
                                   --------   --------   --------   --------
  Operating profit (loss)                (3)       288     (2,209)     2,792
Interest expense, net                 1,824      1,545      3,902      3,146
                                   --------   --------   --------   --------
Loss from continuing operations
  before income taxes                (1,827)    (1,257)    (6,111)      (354)
Provision for (benefit from)
  income taxes                            -       (220)         -        172
                                   --------   --------   --------   --------
Loss from continuing  operations     (1,827)    (1,037)    (6,111)      (526)
Income (loss) from discontinued
  operations, net of tax of $-0-     (2,272)       537     (2,272)       787
                                   --------   --------   --------   --------
Net income (loss) and
  comprehensive income (loss)      $ (4,099)  $   (500)  $ (8,383)  $    261
                                   ========   ========   ========   ========
  Basic and diluted earnings
    (loss) per common share:
Continuing operations              $  (0.12)  $  (0.07)  $  (0.39)  $  (0.03)
Discontinued operations               (0.14)      0.04      (0.14)      0.05
                                   --------   --------   --------   --------
Loss per common share - basic
  and diluted                      $  (0.26)  $  (0.03)  $  (0.53)  $   0.02
                                   ========   ========   ========   ========

Weighted average shares
  outstanding - basic                15,691     15,585     15,691     15,585
                                   ========   ========   ========   ========
Weighted average shares
  outstanding - diluted              15,691     15,646     15,691     15,661
                                   ========   ========   ========   ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                (in thousands)
                                 (unaudited)

                                                           Six Months Ended
                                                          June 30,    June 30,
                                                             2002        2001
                                                         --------    --------
Cash provided by (used in) operating activities          $    995    $ (4,806)
                                                         --------    --------
  Cash flow from investing activities:
Proceeds from sale of assets of discontinued
  bridges and cranes operations                             3,058           -
Proceeds from sale of property                                375           -
Capital expenditures                                         (286)     (1,861)
Acquisition of NPSAC common stock                               -         (10)
                                                         --------    --------
Cash provided by (used in) investing activities             3,147      (1,871)
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                       (48)      8,499
Repayments of debt                                         (4,743)     (3,311)
                                                         --------    --------
Cash provided by (used in) financing activities            (4,791)      5,188
                                                         --------    --------

Net decrease in cash and cash equivalents                    (649)     (1,489)
Net change in cash of discontinued operations                 348         613
Cash and cash equivalents, beginning of year                  686       1,826
                                                         --------    --------
Cash and cash equivalents, end of period                 $    385    $    950
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2001.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $63.5 million at June 30, 2002, the defaults of the Bank of America (BOA) Financing and Security Agreement and the 13% senior notes, and the lack of borrowing capacity under its revolving credit facility indicate that the Company may not be able to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The Company has recorded goodwill totaling $11.4 million at both June 30, 2002 and December 31, 2001, of which $9.5 million relates to our pressure vessel and springs segment and $1.5 million relates to our cylinders segment. Effective January 1, 2002, we ceased amortizing goodwill. We completed internal impairment tests of goodwill as of January 1, 2002 and intend to engage an external valuation specialist to confirm our conclusions during the third quarter of 2002. From the results of our internal tests, we concluded, based primarily on the historically positive operating results and cash generation of these reporting units, together with our forecast of future reporting unit operating results, that our goodwill is not impaired. Had we stopped amortizing goodwill at the beginning of 2001, the effect on net income
(loss) and diluted earnings (loss) per share for the three and six month periods ended June 30, 2001 and the year ended December 31, 2001 are as follows (in thousands, except per share information):

                        6 Months Ended     3 Months Ended      Year Ended
                        June 30, 2001      June 30, 2001    December 31, 2001
                      -----------------  -----------------  -----------------
                      Net Inc.    EPS    Net Loss    LPS    Net Loss    LPS
                      --------  -------  --------  -------  --------  -------
As reported           $    261  $  0.02  $   (500) $ (0.03) $(38,128) $ (2.45)
Add back
  goodwill
  amortization             936     0.06       468     0.03     1,903     0.13
                      --------  -------  --------  -------  --------  -------
As adjusted           $  1,197  $  0.08  $    (32) $     -  $(36,225) $ (2.32)
                      ========  =======  ========  =======  ========  =======

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. This statement will be effective for us for the year ending December 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains many of its fundamental provisions. SFAS 144 also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" but retains its provision to separately report discontinued operations and extends that reporting to a component of an entity, as defined therein, that either has been disposed of or is classified as held for sale, thus broadening the presentation of discontinued operations to include more disposal transactions. Effective January 1, 2002, the Company adopted this statement with no effect on financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board issued SFAS
No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for us for the year ending December 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses accounting for and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Whereas, EITF

94-3 requires an estimated liability to be recognized for exit or disposal activities at the date an entity commits to an exit plan. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We adopted a restructuring plan in the fourth quarter of 2001 pursuant to the guidance of EITF 94-3. Should we engage in any future exit, disposal or restructuring activities, the guidance set forth in SFAS 146 will be followed.


NOTE 2:  RECENT DEVELOPMENTS

Restructuring and Other Actions

     In the fourth quarter of 2001, we developed and adopted a plan to restructure our continuing operations. The restructuring charge we recorded in the fourth quarter of 2001 included estimated cash and non-cash components. The cash components were comprised of reserves for lease termination costs and employee separations. The employee separation costs recorded in the restructuring related to the 7 employees of NPSAC, the Company's former pressure vessel operations in Clearfield, Utah. We did not accrue for any additional employee separations related to the restructuring, although such separations totaled approximately 200 employees as of June 30, 2002. The termination costs were recorded upon notification to the employees, which occurred in the same period as the terminations. The following represents a summary of first half 2002 cash activity for the estimated cash components of our fourth quarter 2001 restructuring charge (in thousands).

                                                  At       2002       At
Description                                    12/31/01  Activity  06/30/02
---------------------------------------------  --------  --------  --------
Lease termination costs                        $  1,172  $   (166) $  1,006
Employee separations                                 20       (20)        -
                                               --------  --------  --------
Reserve for restructuring                      $  1,192  $   (186) $  1,006
                                               ========  ========  ========

  During 2002, the Company has made significant progress towards implementation of this plan.

     On June 30, 2002, we sold the inventory and substantially all of the property, plant and equipment of Alliance, our discontinued bridges and cranes operations, for net cash proceeds of $3.058 million and the assumption by the buyer of certain liabilities. We retained all receivables, trade payables and certain other liabilities of this discontinued operation. The net cash proceeds of $3.058 million were used to reduce borrowings under our BOA revolving credit facility ($322,000), term loan A facility ($1.87 million) and capital expenditure facility ($866,000).

     On April 30, 2002, we entered into a non-binding letter of intent (LOI) for the sale of substantially all of the assets and business of Kingway, our discontinued materials handling systems operations, for a total of $34.0 million in a combination of cash and subordinated notes. Since then we have had further negotiations with the buyer and have agreed to a purchase price of $32.0 million, comprised of $27.5 million in cash and a $4.5 million subordinated contingent note, the terms of which are being negotiated. The due diligence process by the buyer is substantially complete. We are currently negotiating a definitive asset purchase agreement. The closing of this transaction is subject to certain conditions, including the execution of a definitive asset purchase agreement. There are no assurances that this transaction will close on the terms set forth in the draft asset purchase agreement or at all.

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

     We reevaluated the shut-down of our Plastics operation in Siler City, NC and have determined to maintain our presence in the southern U.S. and service the customers of the Siler City, NC location. This reevaluation does not change our intent to dispose of the land, building and a large portion of the existing machinery and equipment or the fourth quarter restructuring charge related thereto as the leased and owned machinery and equipment related to the charge remains out of service.

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

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so while we execute our plan to restructure and generate liquidity through asset sales, the senior note holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $4.25 million, totaling $29.1 million at July 31, 2002. Interest continues to accrue at approximately $0.3 million per month, including compounded interest at 13% per annum on the unpaid semi-annual interest payments.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $34.8 million of senior secured revolving and term loan credit facilities outstanding at June 30, 2002 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     In November 2001, BOA informed us that a borrowing base deficiency existed. Since that time, the Company and BOA have entered into six side letter agreements wherein BOA and the other lenders that participated in the BOA refinancing of the Company in March 2000 agreed to provide monthly advances in excess of our calculated borrowing base for working capital needs while we execute our plan to restructure and generate liquidity by selling assets. The sixth side letter agreement, dated April 1, 2002, provides overadvance approval on a day-to-day basis whereby the overadvance may not exceed $3.5 million. As of August 19, 2002, we have not exceeded the $3.5 million overadvance availability. However, nothing in these six side letter agreements waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement.

     In consideration of providing its approval of overadvance availability, we had been paying to BOA through direct charges to our revolving credit facility a weekly fee of $25,000 or $50,000, depending on the amount of the overadvance. Since entering into the side letter agreements beginning in November 2001, the Company has paid BOA a total of $800,000 in such fees. In the last week of April 2002, BOA agreed to not directly charge our revolving credit facility for these overadvance fees but, instead, permit us to accrue such fees to be paid upon the sale of our discontinued materials handling systems operations. As of June 30, 2002, we had accrued $500,000 of such fees, which continue to accrue at either $25,000 or $50,000 per week, depending on the amount of the overadvance.


NOTE 3:  DEBT IN DEFAULT AND LONG-TERM DEBT

Debt in default consists of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2002                2001
                                              -----------      --------------
                                              (unaudited)
13% senior notes (net of unamortized
  discount of $0 and $2)                         $ 24,855            $ 24,853
BOA revolving credit facility                      22,427              22,475
BOA term loan A due March 16, 2007                 12,358              16,071
BOA capital expenditure facility                        -                 990
                                                 --------            --------
  Total debt in default                          $ 59,640            $ 64,389
                                                 ========            ========

Long-term debt consists of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2002                2001
                                              -----------      --------------
                                              (unaudited)
Note payable due February 28, 2003               $  3,644            $  3,644
Other                                               1,213               1,253
Other - related parties                             4,615               4,615
                                                 --------            --------
  Total long-term debt                              9,472               9,512
Current maturities                                    (87)                (87)
                                                 --------            --------
  Total long-term debt, less current maturities  $  9,385            $  9,425
                                                 ========            ========

NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2002                2001
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $  3,001            $  5,012
Work-in-process                                     2,198               2,329
Finished goods                                      2,576               3,342
                                                 --------            --------
  Gross inventories                                 7,775              10,683
Plus:   LIFO adjustment                               131                 131
                                                 --------            --------
  Inventories                                    $  7,906            $ 10,814
                                                 ========            ========


NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the six month period ended June 30, 2002 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2002         $156  $25,064  $(41,329) $ (1,136)  $(17,245)
  Activity (unaudited):
Net loss                      -        -    (8,383)        -     (8,383)
                           ----  -------  --------  --------   --------
At June 30, 2002           $156  $25,064  $(49,712) $ (1,136)  $(25,628)
                           ====  =======  ========  ========   ========

     The computations of basic and diluted earnings (loss) per common share [E(L)PS] for the three and six month periods ended June 30, 2002 and 2001 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income
                                                (Loss)    Shares    E(L)PS
                                               --------  --------  -------
     Three months ended June 30, 2002:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (4,099)   15,691    (0.26)
                                               ========  ========  =======
     Three months ended June 30, 2001:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $   (500)   15,585  $ (0.03)
                                                                   =======
Dilutive effect of stock options                               61
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted LPS           $   (500)   15,646  $ (0.03)
                                               ========  ========  =======

     Six months ended June 30, 2002:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (8,383)   15,691    (0.53)
                                               ========  ========  =======
     Six months ended June 30, 2001:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $    261    15,585  $  0.02
                                                                   =======
Dilutive effect of stock options                               76
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $    261    15,661  $  0.02
                                               ========  ========  =======

     At June 30, 2002, the Company's stock options outstanding totaled 1,089,000, none of which were at exercise prices below the average market price of the underlying security during the first half 2002. Therefore, basic and diluted LPS are equal.


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

     In December 1999, a stockholder of Reunion filed a purported class-action lawsuit in Delaware Chancery Court alleging, among other things, that Reunion's public stockholders would be unfairly diluted in the merger with Chatwins Group. The lawsuit sought to prevent completion of the merger and, the merger having been completed, seeks rescission of the merger or awarding of damages. In August 2002, the plaintiff stockholders filed a first request for the production of documents in Delaware Chancery Court. Reunion is in the initial stages of reviewing the document production request and intends to vigorously contest the suit.

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

     The Company has been named in approximately 350 separate asbestos suits filed since January 1, 2001 by three plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth and Great Lakes Steel Mills in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. Counsel for the Company has negotiated dismissal of 95 cases without any cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.

     Since July 10, 2001, various lawsuits, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 73 separate actions, all of which are being defended by Allen-Bradley Company.

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

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. The Company's environmental consultant is in the process of updating the estimate of the costs to comply with this order, but the Company does not believe that the cost of future remediation will exceed the amount accrued. No remediation was performed in 2000 or 2001 pending the decision. However, the Company has paid $247,000 for its share of consulting services in connection with the hearings. At June 30, 2002, the balance accrued for these remediation costs is approximately $1,061,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

     On March 15, 2002, the Company received a Request for Information from the United States Environmental Protection Agency (USEPA) regarding the Gambonini Mine Site outside Petaluma, Marin County, California. The Company gathered and forwarded to the USEPA the information it requested. On May 16, 2002, the Company, as the successor to Buttes Gas & Oil Company (BGO), received from the USEPA a notice of potential liability and demand for payment of $3,909,614.37 for reimbursement of costs related to its removal and disposal efforts initiated in 1998 pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

     BGO, predecessor by merger to the Company, leased the site for mining purposes and operated a mercury mine on this site from 1965 to 1970. BGO's mining operations were terminated in 1970. Subsequently, under the supervision of the environmental and planning representatives of Marin County, BGO completed closure and environmental restoration activities at the site, including stabilization and re-vegetation of the site. BGO then quitclaimed the mining lease back to the Gambonini's in 1973. Because of apparent overgrazing at the site subsequent to BGO's restoration efforts, a storm in 1982 caused severe flooding resulting in the failure of the dam built to retain mining materials. Runoff from the flood released mining materials into the creek below and, ultimately, into the Tomales Bay, a local recreation and fishing area.

     In 1985, BGO, headquartered in Houston, Texas, filed Chapter 11 proceedings in bankruptcy court in the Southern District of Texas in Houston. In December 1988, BGO confirmed its plan of reorganization which provided for, among other things, a discharge of all claims that arose prior to the date of confirmation of the plan. The reorganization plan became effective in February 1989.

     In response to the USEPA's demand, the Company has filed an adversary proceeding in bankruptcy court in the Southern District of Texas in Houston seeking an order to enjoin the efforts of the USEPA to pursue collection of any claims related to the site. The USEPA has responded by filing a motion to dismiss based on several jurisdictional and substantive grounds. The matter is set for a status conference on August 27, 2002, at which time the Company's counsel anticipates the court will set a hearing date on the USEPA's motion to dismiss.

     The Company intends to prosecute the pending litigation vigorously. The Company has made no accrual of any amount related to this matter as, at this time, the probability of an adverse outcome to the Company is reasonably possible, but not probable.


NOTE 7:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at June 30, 2002:
----------------------
  Metals:
Pressure vessels and springs    $  8,119   $  1,230   $      5   $ 14,458
Cylinders                          4,677        (84)         -      9,720
                                --------   --------   --------   --------
  Subtotal Metals                 12,796      1,146          5     24,178

Plastics                           8,661        540          -     17,843
Corporate and other                    -       (927)         -     14,434
Discontinued operations                -          -         21     21,902
                                --------   --------   --------   --------
  Totals                        $ 21,457        759   $     26   $ 78,357
                                ========              ========   ========
Depreciation and amortization(3)               (762)
Interest expense                             (1,824)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (1,827)
                                           ========
Three months ended June 30, 2001
  and at December 31, 2001:
---------------------------------
  Metals:
Pressure vessels and springs    $ 10,191   $  2,108   $     73   $ 17,936
Cylinders                          5,377        (13)        17      9,662
                                --------   --------   --------   --------
  Subtotal Metals                 15,568      2,095         90     27,598

Plastics                          10,750        534        541     18,443
Corporate and other                    -     (1,001)         6     14,572
Discontinued operations                -          -        425     23,803
                                --------   --------   --------   --------
  Totals                        $ 26,318      1,628   $  1,062   $ 84,416
                                ========              ========   ========
Depreciation and amortization(3)             (1,340)
Interest expense                             (1,545)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (1,257)
                                           ========

                                                      Capital
                               Net Sales  EBITDA(1)   Spending
                               ---------  ---------  ---------
Six months ended June 30, 2002:
-------------------------------
  Metals:
Pressure vessels and springs    $ 10,600   $    359   $     46
Cylinders                          9,118       (171)        25
                                --------   --------   --------
  Subtotal Metals                 19,718        188         71

Plastics                          16,583        712        113
Corporate and other                    -     (1,637)         -
Discontinued operations                -          -        102
                                --------   --------   --------
  Totals                        $ 36,301       (737)  $    286
                                ========              ========
Depreciation and amortization(3)             (1,472)
Interest expense                             (3,902)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (6,111)
                                           ========
Six months ended June 30, 2001:
-------------------------------
  Metals:
Pressure vessels and springs    $ 24,275   $  5,707   $    133
Cylinders                         11,530        489         37
                                --------   --------   --------
  Subtotal Metals                 35,805      6,196        170

Plastics                          22,985      1,320        678
Corporate and other                    -     (1,967)         7
Discontinued operations                -          -      1,006
                                --------   --------   --------
  Totals                        $ 58,790      5,549   $  1,861
                                ========              ========
Depreciation and amortization(3)             (2,757)
Interest expense                             (3,146)
                                           --------
  Loss from continuing operations
    before income taxes                    $   (354)
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

(2) Headquarters total assets at June 30, 2002 and December 31, 2001 includes goodwill related to its pressure vessel and springs segment totaling
    $9.5 million).

(3) Excludes amortization of debt issuance expenses and fees of $192,000 and $174,000 for the three month periods ended June 30, 2002 and 2001, respectively, and $324,000 and $348,000 for the six month period ended June 30, 2002 and 2001, respectively, which are included in interest expense.

NOTE 8:   DISCONTINUED OPERATIONS

     At June 30, 2002 and December 31, 2001, the assets and liabilities of discontinued operations are comprised of the assets and liabilities of the discontinued bridges and cranes and material handling systems businesses and the remaining reserve for expenses of the discontinued grating business. The assets and liabilities of discontinued operations have been separately classified on the balance sheet as follows (in thousands):

                                               At June 30,     At December 31,
                                                     2002                2001
                                              -----------      --------------
     ASSETS:                                  (unaudited)
Cash and cash equivalents                        $    158            $    506
Receivables, net                                   12,510              14,463
Inventories, net                                    2,002               2,093
Other current assets                                  260                 249
                                                 --------            --------
Total current assets                               14,930              17,311
                                                 --------            --------
     LIABILITIES AND EQUITY:
Trade payables                                      6,012               7,182
Other current liabilities                           1,213               2,014
Reserve for operating loss during phase-out         1,068               2,628
Reserve for estimated expenses                        115                 325
                                                 --------            --------
Total liabilities                                   8,408              12,149
                                                 --------            --------
Net assets of discontinued operations, current   $  6,522            $  5,162
                                                 ========            ========
     ASSETS, NON-CURRENT:
Property, plant and equipment, net               $  3,584            $  6,985
Goodwill, net                                      11,628              11,628
Other assets, net                                     168                  28
                                                 --------            --------
Assets of discontinued operations, non-current   $ 15,380            $ 18,641
                                                 ========            ========

     Summarized results of discontinued operations for the three and six month periods ended June 30, 2002 and 2001 follow (in thousands):

                                  Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                                    2002       2001         2002       2001
                                  --------   --------     --------   --------
      Net sales                   $ 12,934   $ 17,399     $ 26,182   $ 34,550
      Income (loss) before taxes    (2,272)       537       (2,272)       787

     The above results of discontinued operations include actual and allocated interest expense for the three month periods ended June 30, 2002 and 2001 totaling $1,193,000 and $798,000, respectively, and for the six month periods ended June 30, 2002 and 2001 totaling $1,820,000 and $1,606,000, respectively.

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

     On June 30, 2002, we sold the inventory and substantially all of the property, plant and equipment of Alliance, our discontinued bridges and cranes operations, for net cash proceeds of $3.058 million and the assumption by the buyer of certain liabilities. We retained all receivables, trade payables and certain other liabilities of this discontinued operation. The net cash proceeds of $3.058 million were used to reduce borrowings under our BOA revolving credit facility ($322,000), term loan A facility ($1.87 million) and capital expenditure facility ($866,000).

     On April 30, 2002, we entered into a non-binding letter of intent (LOI) for the sale of substantially all of the assets and business of Kingway, our discontinued materials handling systems operations, for a total of $34.0 million in a combination of cash and subordinated notes. Since then we have had further negotiations with the buyer and have agreed to a purchase price of $32.0 million, comprised of $27.5 million in cash and a $4.5 million subordinated contingent note, the terms of which are being negotiated. The due diligence process by the buyer is substantially complete. We are currently negotiating a definitive asset purchase agreement. The closing of this transaction is subject to certain conditions, including the execution of a definitive asset purchase agreement. There are no assurances that this transaction will close on the terms set forth in the draft asset purchase agreement or at all.

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

     We reevaluated the shut-down of our Plastics operation in Siler City, NC and have determined to maintain our presence in the southern U.S. and service the customers of the Siler City, NC location. This reevaluation does not change our intent to dispose of the land, building and a large portion of the existing machinery and equipment or the fourth quarter restructuring charge related thereto as the leased and owned machinery and equipment related to the charge remains out of service.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to
  Three Months Ended June 30, 2001

Continuing Operations

     Sales, gross margins and EBITDA percentages for the three months ended June 30, 2002 and 2001 are as follows:

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2002       2001     2002    2001    2002    2001
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $   8,119  $  10,191   21.3%   26.9%   15.1%   20.1%
Cylinders            4,677      5,377   10.0%   11.4%    0.2%     -
Plastics             8,661     10,750   13.3%   13.3%    6.2%    5.0%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  21,457  $  26,318   15.6%   18.1%    7.9%   10.0%
                 =========  =========  ======  ======  ======  ======

     Pressure vessels and springs sales rebounded to nearly normal levels in the second quarter of 2002, although still lower when compared to the same period in 2001. This decrease compared to the second quarter of 2001 is due primarily to a continuation into the second quarter of 2002 from the 2002 first quarter of a scaled-back production schedule to reduce spending due to our liquidity problems and to lessen the strain on this segment's raw material vendors. [We anticipate correcting vendor-related issues in the near-term with cash proceeds from asset sales].

     Sales of cylinders continues to be affected by a softness in this market, [a trend which the Company believes will bottom-out but possibly not reverse during 2002.]

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

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales decreased during the 2002 second quarter compared to the same period in 2001 primarily due to the same factors affecting gross profit margin discussed above. Total EBITDA as a percentage of sales in the second quarters of 2002 and 2001 exclude corporate and other EBITDA in each period.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the second quarter of 2002 were $3.4 million, compared to $4.0 million for the second quarter of 2001. This decrease in SGA is directly related to the decreasing trend in sales, resulting in lower commissions expense, cost cutting measures taken during June 2001 and progress made on the restructuring, both of which included personnel reductions in sales and administration. [Management estimates the savings from these reductions to be approximately $1.8 million annually.] However, the benefits of these cost cutting measures are being offset by the continuation of the negative trend in sales and the resulting effect on the Company's ability to absorb costs. SGA expenses as a percentage of sales increased to 15.7% for the 2002 second quarter compared to 15.1% in the 2001 second quarter. SGA as a percentage of sales was higher in the 2002 second quarter compared to the second quarter of 2001 due to the faster rate at which volume has decreased compared to decreases in relatively fixed administrative costs.

Other (Income) Expense

     Other income for the second quarter of 2002 was $20,000, compared to other expense of $0.5 million for the second quarter of 2001. The components are as follows:
                                                 2002      2001     Change
                                               --------  --------  --------
Amortization of goodwill and other intangibles $      3  $    515  $   (512)
Other (income) expense, net                         (23)        1       (24)
                                               --------  --------  --------
Total other (income) expense, net              $    (20) $    516  $   (536)
                                               ========  ========  ========

     We stopped amortizing goodwill effective January 1, 2002. There were no significant offsetting items netted into other (income) expense, net, in either period.

Interest Expense

     Interest expense, net, for the second quarter of 2002 was $1.8 million compared to $1.5 million for the second quarter of 2001. For the second quarters of 2002 and 2001, a total of $1.2 million and $0.8 million, respectively, of interest expense has been allocated to or actually incurred in discontinued operations. On a combined basis interest expense was $3.0 million in the second quarter of 2002 compared to $2.3 million in the second quarter of 2001. Although debt and prime lending rates have decreased from end of second quarter 2001 levels to end of second quarter 2002 levels, the resulting decrease was more than offset by the increased default rate being paid on the BOA revolving credit and term loan facilities and $500,000 in overadvance fees accrued in the second quarter of 2002. [Interest expense for 2002 may decrease compared to 2001 depending on the amount of proceeds and timing of asset dispositions in 2002 as part of the restructuring plan.]

Income Taxes

     There was no tax provision from continuing operations in the second quarter of 2002 compared to a benefit of $0.2 million for the second quarter of 2001. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $124.1 million at December 31, 2001, $79.2 million of which expire by 2004. [The Company may be able to utilize its loss carryforwards against possible increased profitability as the result of the Company's corporate-wide restructuring plan. However, until the amount of proceeds from and timing of asset dispositions as part of such plan are known], management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2001 [and to continue to do so during 2002 until assets are disposed]. The tax benefit from continuing operations and resulting effective rate of 17.5% in the second quarter of 2001 was based on the loss from continuing operations before tax adjusted for permanent differences.

Discontinued Operations

     There was a loss from discontinued operations for the second quarter of 2002 of $2.3 million compared to income from discontinued operations of $0.5 million in the second quarter of 2001. The loss from discontinued operations of $2.3 million in the second quarter of 2002 relates to adjustments of the carrying values to net realizable value, primarily machinery and equipment and receivables, of assets retained from the sale of the discontinued bridges and cranes operations. For the second quarters of 2002 and 2001, discontinued operations includes a total of $1.2 million and $0.8 million, respectively, of interest expense.

Six Months Ended June 30, 2002 Compared to
  Six Months Ended June 30, 2001

Continuing Operations

     Sales, gross margins and EBITDA percentages for the six months ended June 30, 2002 and 2001 are as follows:

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2002       2001     2002    2001    2002    2001
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $  10,600  $  24,275   12.5%   28.7%    3.4%   23.5%
Cylinders            9,118     11,530    9.1%   15.4%   (1.9%)   4.2%
Plastics            16,583     22,985   11.5%   14.9%    4.3%    5.7%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  36,301  $  58,790   11.2%   20.7%    2.5%   12.8%
                 =========  =========  ======  ======  ======  ======

     Pressure vessels and springs sales, although rebounding to nearly normal levels in the second quarter of 2002, are down significantly in the first half of 2002 compared to the same period in 2001. This decrease is due primarily to management's decision to shut-down our pressure vessels facility during the first quarter of 2002. We made this decision to reduce spending due to our liquidity problems and to lessen the strain on this segment's raw material vendors. The decrease was also caused by the fact that the first quarter of 2001 included the recognition of $2.8 million of revenues on a large NASA contract manufactured in 2000 but shipped in the first quarter of 2001. [We anticipate correcting vendor-related issues in the near-term with cash proceeds from asset sales].

     Sales of cylinders in the first half of 2002 was affected by the temporary disruption caused by the relocation of our former Milwaukee, WI cylinder operations to Libertyville, IL and continues to be affected by a softness in this market, [a trend which the Company believes will bottom-out but possibly not reverse during 2002.]

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

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales decreased during the 2002 first half compared to the same period in 2001 primarily due to the same factors affecting gross profit margin discussed above. Total EBITDA as a percentage of sales in the first halves of 2002 and 2001 exclude corporate and other EBITDA in each period.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first half of 2002 were $7.0 million, compared to $8.4 million for the first half of 2001. This decrease in SGA is directly related to the decreasing trend in sales, resulting in lower commissions expense, cost cutting measures taken during June 2001 and progress made on the restructuring, both of which included personnel reductions in sales and administration. [Management estimates the savings from these reductions to be approximately $1.8 million annually.] However, the benefits of these cost cutting measures are being offset by the continuation of the negative trend in sales and the resulting effect on the Company's ability to absorb costs. SGA expenses as a percentage of sales increased to 19.4% for the 2002 first half compared to 14.3% in the 2001 first half. SGA as a percentage of sales was higher in the 2002 first half compared to the first half of 2001 due to the faster rate at which volume has decreased compared to decreases in relatively fixed administrative costs.

Other (Income) Expense

     Other income for the first half of 2002 was $0.8 million, compared to other expense of $1.0 million for the first half of 2001. The components are as follows:
                                                 2002      2001     Change
                                               --------  --------  --------
Amortization of goodwill and other intangibles $      6  $  1,007  $ (1,001)
Gain on sale of equipment with zero book value     (375)        -      (375)
Other (income) expense, net                        (412)      (22)     (390)
                                               --------  --------  --------
Total other (income) expense, net              $   (781) $    985  $ (1,766)
                                               ========  ========  ========

     We stopped amortizing goodwill effective January 1, 2002. In January 2002, we sold equipment that had no book value. The increase in the remaining other income is primarily due to higher levels of sales of scrap and miscellaneous parts due to cleaning out idled facilities. There were no significant offsetting items netted into other (income) expense, net, in either period.

Interest Expense

     Interest expense, net, for the first half of 2002 was $3.9 million compared to almost $3.2 million for the first half of 2001. For the first halves of 2002 and 2001, a total of $1.8 million and $1.6 million, respectively, of interest expense has been allocated to or actually incurred in discontinued operations. On a combined basis interest expense was $5.7 million in the first half of 2002 compared to $4.8 million in the first half of 2001. Although debt and prime lending rates have decreased from end of second quarter 2001 levels to end of second quarter 2002 levels, the effect on interest expense resulting from these decreases was almost fully offset by the increased default rate being paid on the BOA revolving credit and term loan facilities and $1.125 million in combined paid and accrued overadvance fees in the first half of 2002. [Interest expense for 2002 may decrease compared to 2001 depending on the amount of proceeds and timing of asset dispositions in 2002 as part of the restructuring plan.]

Income Taxes

     There was no tax provision from continuing operations in the first half of 2002 compared to a tax provisions of $0.2 million for the first half of 2001. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $124.1 million at December 31, 2001, $79.2 million of which expire by 2004. [The Company may be able to utilize its loss carryforwards against possible increased profitability as the result of the Company's corporate-wide restructuring plan. However, until the amount of proceeds from and timing of asset dispositions as part of such plan are known], management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2001 [and to continue to do so during 2002 until assets are disposed]. The tax provision from continuing operations in the first half of 2001 was based on the loss from continuing operations before tax adjusted for permanent differences.

Discontinued Operations

     There was a loss from discontinued operations for the first half of 2002 of $2.3 million compared to income from discontinued operations of $0.8 million in the first half of 2001. The loss from discontinued operations of $2.3 million in the first half of 2002 relates to adjustments of the carrying values to net realizable value, primarily machinery and equipment and receivables, of assets retained from the sale of the discontinued bridges and cranes operations. For the first halves of 2002 and 2001, discontinued operations includes a total of $1.9 million and $1.6 million, respectively, of interest expense.


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

     On June 30, 2002, we sold the inventory and substantially all of the property, plant and equipment of Alliance, our discontinued bridges and cranes operations, for net cash proceeds of $3.058 million and the assumption by the buyer of certain liabilities. We retained all receivables, trade payables and certain other liabilities of this discontinued operation. The net cash proceeds of $3.058 million were used to reduce borrowings under our BOA revolving credit facility ($322,000), term loan A facility ($1.87 million) and capital expenditure facility ($866,000).

     On April 30, 2002, we entered into a non-binding letter of intent (LOI) for the sale of substantially all of the assets and business of Kingway, our discontinued materials handling systems operations, for a total of $34.0 million in a combination of cash and subordinated notes. Since then we have had further negotiations with the buyer and have agreed to a purchase price of $32.0 million, comprised of $27.5 million in cash and a $4.5 million subordinated contingent note, the terms of which are being negotiated. The due diligence process by the buyer is substantially complete. We are currently negotiating a definitive asset purchase agreement. The closing of this transaction is subject to certain conditions, including the execution of a definitive asset purchase agreement. There are no assurances that this transaction will close on the terms set forth in the draft asset purchase agreement or at all.

     [We anticipate using the cash proceeds from this asset sale to pay accrued interest on our senior notes, reduce debt, pay our overextended vendors and for other corporate purposes. Debt reductions will include a combination of BOA revolving credit and term loan facilities and 13% senior notes. Cash proceeds to be applied to reducing debt is dependent on a number of factors including, but not limited to, finalization of the net cash to be received in the sale and limitations imposed by BOA, if any.]

     The closing of this transaction is subject to certain conditions, including the execution of a definitive asset purchase agreement. There are no assurances that this transaction will close on the terms set forth in the draft asset purchase agreement or at all.

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

     The restructuring charge we recorded in the fourth quarter of 2001 included estimated cash and non-cash components. The cash components were comprised of reserves for lease termination costs and employee separations. The employee separation costs recorded in the restructuring related to the 7 employees of NPSAC, the Company's former pressure vessel operations in Clearfield, Utah. We did not accrue for any additional employee separations related to the restructuring, although such separations totaled approximately 200 employees as of June 30, 2002. The termination costs were recorded upon notification to the employees, which occurred in the same period as the terminations. The following represents a summary of first half 2002 cash activity for the estimated cash components of our fourth quarter 2001 restructuring charge (in thousands).

                                                  At       2002       At
Description                                    12/31/01  Activity  06/30/02
---------------------------------------------  --------  --------  --------
Lease termination costs                        $  1,172  $   (166) $  1,006
Employee separations                                 20       (20)        -
                                               --------  --------  --------
Reserve for restructuring                      $  1,192  $   (186) $  1,006
                                               ========  ========  ========

     We reevaluated the shut-down of our Plastics operation in Siler City, NC and have determined to maintain our presence in the southern U.S. and service the customers of the Siler City, NC location. This reevaluation does not change our intent to dispose of the land, building and a large portion of the existing machinery and equipment or the fourth quarter restructuring charge related thereto as the leased and owned machinery and equipment related to the charge remains out of service.

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

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so while we execute our plan to restructure and generate liquidity through asset sales, the senior notes holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $4.25 million, totaling $29.1 million at July 31, 2002. Interest accrues at approximately $0.3 million per month, including compounded interest at 13% per annum on the unpaid semi-annual interest payments.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $34.8 million of senior secured revolving and term loan credit facilities outstanding at June 30, 2002 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     In November 2001, BOA informed us that a borrowing base deficiency existed. Since that time, the Company and BOA have entered into six side letter agreements wherein BOA and the other lenders that participated in the BOA refinancing of the Company in March 2000 agreed to provide monthly advances in excess of our calculated borrowing base for working capital needs while we execute our plan to restructure and generate liquidity by selling assets. The sixth side letter agreement, dated April 1, 2002, provides overadvance approval on a day-to-day basis whereby the overadvance may not exceed $3.5 million. As of August 19, 2002, we have not exceeded the $3.5 million overadvance availability. However, nothing in these six side letter agreements waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement.

     In consideration of providing its approval of overadvance availability, we had been paying to BOA through direct charges to our revolving credit facility a weekly fee of $25,000 or $50,000, depending on the amount of the overadvance. Since entering into the side letter agreements beginning in November 2001, the Company has paid BOA a total of $800,000 in such fees. In the last week of April 2002, BOA agreed to not directly charge our revolving credit facility for these overadvance fees but, instead, permit us to accrue such fees to be paid upon the sale of our discontinued materials handling systems operations. As of June 30, 2002, we had accrued $500,000 of such fees, which continue to accrue at either $25,000 or $50,000 per week, depending on the amount of the overadvance.

     [Since we could not repay our senior noteholders or bank lenders if either or both of them exercised their existing rights to accelerate what we owe them, they could pursue all remedies available to creditors in the normal course of business, including filing of involuntary bankruptcy petitions.]

SUMMARY OF 2002 ACTIVITIES

     Cash and cash equivalents totaled $0.6 million (including $0.2 million classified within discontinued operations) at June 30, 2002, compared to $1.2 million (including $0.5 million classified within discontinued operations) at December 31, 2001, a decrease of $0.6 million. This decrease resulted from $1.0 million of cash provided by operations and $3.2 million of cash provided by investing activities being more than offset by $4.8 million used in financing activities. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers to be applied to our BOA revolving credit facility the following business day.

Operating Activities

     Cash provided by operating activities of $1.0 million in the first half of 2002 was the result of continued losses being more than offset by a decrease in net working capital as lower volume levels led to a reduction in receivables and as tighter liquidity resulted in the missed May 1, 2002 interest payment and a slowdown in payments to vendors which increased trade payables.

Investing Activities

     The Company disposed of the inventory and substantially all of the property, plant and equipment of the discontinued bridges and cranes operations for $3.058 million of net cash proceeds on June 30, 2002. Also, in January 2002, machinery and equipment with no book value was sold, generating $0.4 million in cash proceeds. Capital expenditures have been substantially scaled-back and were less than $0.3 million.

Financing Activities

     The Company made scheduled repayments of debt totaling $2.0 million, which included almost $1.9 million on its term loan A and $0.1 million on its capital expenditures facility. Revolving credit facility borrowings decreased $48,000 during the first half of 2002. These reductions were funded primarily with working capital. Other debt repayments totaling $41,000 represent payments on capital lease obligations and other debt. Also, the net cash proceeds of $3.058 million from the disposal of the inventory and substantially all of the property, plant and equipment of the discontinued bridges and cranes operations were used to reduce borrowings under our BOA revolving credit facility ($322,000), term loan A facility ($1.87 million) and capital expenditure facility ($866,000).


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

     During 2002, we have made significant progress towards implementation of our restructuring plan, including the sale of certain assets of the discontinued bridges and cranes operations for $3.058 million in net cash proceeds and entering into an LOI for the sale of our discontinued materials handling systems operations. [We believe we will generate adequate proceeds from asset sales to alleviate the current and future strain on liquidity and meet past due, immediate and near-term obligations. However, no assurances can be given that our pursuits will be successful.]

     If we are not able to complete sales of assets on acceptable terms or if other anticipated benefits of our plan to restructuring do not materialize, [we may not be able to continue as a going concern].

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

     In December 1999, a stockholder of Reunion filed a purported class-action lawsuit in Delaware Chancery Court alleging, among other things, that Reunion's public stockholders would be unfairly diluted in the merger with Chatwins Group. The lawsuit sought to prevent completion of the merger and, the merger having been completed, seeks rescission of the merger or awarding of damages. In August 2002, the plaintiff stockholder filed a first request for the production of documents in Delaware Chancery Court. Reunion is in the initial stages of reviewing the document production request and intends to vigorously contest the suit.

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

     The Company has been named in approximately 350 separate asbestos suits filed since January 1, 2001 by three plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth and Great Lakes Steel Mills in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. Counsel for the Company has negotiated dismissal of 95 cases without any cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.

     Since July 10, 2001, various lawsuits, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 73 separate actions, all of which are being defended by Allen-Bradley Company.

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

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. The Company's environmental consultant is in the process of updating the estimate of the costs to comply with this order, but the Company does not believe that the cost of future remediation will exceed the amount accrued. No remediation was performed in 2000 or 2001 pending the decision. However, the Company has paid $247,000 for its share of consulting services in connection with the hearings. At June 30, 2002, the balance accrued for these remediation costs is approximately $1,061,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

     On March 15, 2002, the Company received a Request for Information from the United States Environmental Protection Agency (USEPA) regarding the Gambonini Mine Site outside Petaluma, Marin County, California. The Company gathered and forwarded to the USEPA the information it requested. On May 16, 2002, the Company, as the successor to Buttes Gas & Oil Company (BGO), received from the USEPA a notice of potential liability and demand for payment of $3,909,614.37 for reimbursement of costs related to its removal and disposal efforts initiated in 1998 pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

     BGO, predecessor by merger to the Company, leased the site for mining purposes and operated a mercury mine on this site from 1965 to 1970. BGO's mining operations were terminated in 1970. Subsequently, under the supervision of the environmental and planning representatives of Marin County, BGO completed closure and environmental restoration activities at the site, including stabilization and re-vegetation of the site. BGO then quitclaimed the mining lease back to the Gambonini's in 1973. Because of apparent overgrazing at the site subsequent to BGO's restoration efforts, a storm in 1982 caused severe flooding resulting in the failure of the dam built to retain mining materials. Runoff from the flood released mining materials into the creek below and, ultimately, into the Tomales Bay, a local recreation and fishing area.

     In 1985, BGO, headquartered in Houston, Texas, filed Chapter 11 proceedings in bankruptcy court in the Southern District of Texas in Houston. In December 1988, BGO confirmed its plan of reorganization which provided for, among other things, a discharge of all claims that arose prior to the date of confirmation of the plan. The reorganization plan became effective in February 1989.

     In response to the USEPA's demand, the Company has filed an adversary proceeding in bankruptcy court in the Southern District of Texas in Houston seeking an order to enjoin the efforts of the USEPA to pursue collection of any claims related to the site. The USEPA has responded by filing a motion to dismiss based on several jurisdictional and substantive grounds. The matter is set for a status conference on August 27, 2002, at which time the Company's counsel anticipates the court will set a hearing date on the USEPA's motion to dismiss.

     The Company intends to prosecute the pending litigation vigorously. The Company has made no accrual of any amount related to this matter as, at this time, the probability of an adverse outcome to the Company is reasonably possible, but not probable.

Item 3.   Defaults Upon Senior Securities

Debt in default consists of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2002                2001
                                              -----------      --------------
                                              (unaudited)
13% senior notes (net of unamortized
  discount of $-0- and $2)                       $ 24,855            $ 24,853
BOA revolving credit facility                      22,427              22,475
BOA term loan A due March 16, 2007                 12,358              16,071
BOA capital expenditure facility                        -                 990
                                                 --------            --------
  Total debt in default                          $ 59,640            $ 64,389
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

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. As such, the senior notes holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $4.25 million, totaling $29.1 million at July 31, 2002. Interest accrues at approximately $0.3 million per month, including compounded interest at 13% per annum on the unpaid semi-annual interest payments.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $34.8 million of senior secured revolving and term loan credit facilities outstanding at June 30, 2002 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     In November 2001, BOA informed us that a borrowing base deficiency existed. Since that time, the Company and BOA have entered into six side letter agreements wherein BOA and the other lenders that participated in the BOA refinancing of the Company in March 2000 agreed to provide monthly advances in excess of our calculated borrowing base for working capital needs while we execute our plan to restructure and generate liquidity by selling assets. The sixth side letter agreement, dated April 1, 2002, provides overadvance approval on a day-to-day basis whereby the overadvance may not exceed $3.5 million. As of August 19, 2002, we have not exceeded the $3.5 million overadvance availability and, with certain previously ineligible progress billings becoming eligible due to the completion of contracts at our discontinued materials handling systems operations, have reduced our overadvance as of August 19, 2002 to $0.0 million. However, nothing in these six side letter agreements waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of Reunion Industries stockholders held on June 12, 2002 for the record date of April 15, 2002, stockholders holding a majority of the shares of common stock of Reunion Industries voted to approve the proposals included in Reunion Industries' proxy statement as follows:

Proposal 1:  Election of Directors              For         Withhold
                                             ----------    ----------
Thomas N. Amonett                             8,692,948       253,337
Charles E. Bradley, Sr.                       8,688,912       257,373
Kimball J. Bradley                            8,689,387       256,898
Thomas L. Cassidy                             8,692,633       253,652
W. R. Clerihue                                8,692,618       253,667
Joseph C. Lawyer                              8,689,597       256,688
Franklin Myers                                8,692,963       253,322
John G. Poole                                 8,693,203       253,082

Proposal 2:  To consider and act upon such other business as may properly come before the meeting

                                                          Broker
                For          Against      Abstained     Non-Votes
             ----------    ----------    ----------    ----------
              8,603,990       196,099       146,196             -

Item 6.   Exhibits and Reports on Form 8-K

          (c)  Exhibits

                    The following exhibits are filed herewith in accordance
               with Item 601 of Regulation S-K:

               Exhibit No.         Exhibit Description
               -----------         -------------------

                 99.1              Certification Pursuant to Section 906
                                   of The Sarbanes-Oxley Act of 2002 -
                                   Charles E. Bradley, Sr., Chief Executive
                                   Officer

                 99.2 Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 - John M. Froehlich, Chief Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  August 19, 2002                       REUNION INDUSTRIES, INC.
       ---------------                            (Registrant)

                                     By: /s/    Charles E. Bradley, Sr.
                                         -------------------------------
                                                Charles E. Bradley, Sr.
                                                Chief Executive Officer


                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Executive Vice President, Finance
                                           and Chief Financial Officer
                                     (chief financial and accounting officer)

                                EXHIBIT INDEX



     Exhibit No.    Exhibit Description                            Page No.
     -----------    -------------------                            --------

         99.1       Certification Pursuant to Section 906             38
                    of The Sarbanes-Oxley Act of 2002 -
                    Charles E. Bradley, Sr., Chief Executive
                    Officer

         99.2       Certification Pursuant to Section 906             39
                    of The Sarbanes-Oxley Act of 2002 -
                    John M. Froehlich, Chief Financial
                    Officer

                                                            Exhibit 99.1

                          Certification Pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report on Form 10-Q of Reunion Industries, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles E. Bradley, Sr., Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except as required by said Act, be deemed filed by the Company for purposes of the Securities Exchange Act of 1934, as amended.

/s/ Charles E. Bradley, Sr.
--------------------------------------
    Charles E. Bradley, Sr.
    Chief Executive Officer

August 19, 2002

                                                            Exhibit 99.2

                          Certification Pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report on Form 10-Q of Reunion Industries, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Froehlich, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except as required by said Act, be deemed filed by the Company for purposes of the Securities Exchange Act of 1934, as amended.

/s/ John M. Froehlich
--------------------------------------
    John M. Froehlich
    Chief Financial Officer

August 19, 2002