Form 10-Q
period 2002-09-30
REUNION INDUSTRIES INC
filed 2002-11-15
CIK 1003429

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

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

At August 31, 2002, 15,590,619 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 42 pages.

                         Exhibit index is on page 40.

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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            September 30, 2002 (unaudited) and December 31, 2001          4

          Condensed Consolidated Statement of Income (Loss) and
            Comprehensive Income (Loss) for the three and nine
            months ended September 30, 2002 and 2001 (unaudited)          5

          Condensed Consolidated Statement of Cash Flows for the
            nine months ended September 30, 2002 and 2001 (unaudited)     6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       19

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   30

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     30

          Item 3.  Defaults Upon Senior Securities                       34

          Item 4.  Controls and Procedures                               35

          Item 6.  Exhibits and Reports on Form 8-K                      36


SIGNATURES AND CERTIFICATIONS                                            37

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                 AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                (in thousands)

                                          At September 30,     At December 31,
                                                     2002                2001
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,157            $    686
Receivables, net                                   10,268              12,347
Advances to employees                                 213                 213
Inventories, net                                    6,489              10,814
Other current assets                                1,607               1,219
Current assets of discontinued operations               -              17,311
                                                 --------            --------
     Total current assets                          19,734              42,590

Property, plant and equipment, net                 17,204              19,134
Due from related parties                            1,522               1,488
Goodwill, net                                      11,007              11,443
Other assets, net                                   2,835               3,269
Other assets of discontinued operations                 -              18,641
                                                 --------            --------
Total assets                                     $ 52,302            $ 96,565
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Debt in default                                  $ 32,334            $ 64,389
Current maturities of debt                          3,729                  87
Trade payables                                     14,732              11,212
Due to related parties                              2,122               1,107
Other current liabilities                          19,216              13,825
Current liabilities of discontinued operations          -              12,149
                                                 --------            --------
     Total current liabilities                     72,133             102,769

Long-term debt                                      1,106               4,810
Long-term debt - related party                      4,615               4,615
Other liabilities                                   1,908               1,616
                                                 --------            --------
     Total liabilities                             79,762             113,810

Commitments and contingent liabilities                  -                   -
Stockholders' deficit                             (27,460)            (17,245)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 52,302            $ 96,565
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                       AND COMPREHENSIVE INCOME (LOSS)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
           (in thousands, except per share information)(unaudited)

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                     2002       2001       2002       2001
                                   --------   --------   --------   --------
Sales                              $ 15,528   $ 21,658   $ 51,829   $ 80,448
Cost of sales                        14,395     18,481     46,644     65,095
                                   --------   --------   --------   --------
  Gross profit                        1,133      3,177      5,185     15,353
Selling, general & administrative     3,312      3,544     10,354     11,943
Other expense (income), net              (6)       520       (787)     1,505
                                   --------   --------   --------   --------
  Operating profit (loss)            (2,173)      (887)    (4,382)     1,905
Interest expense, net                 2,151      1,489      6,053      4,635
                                   --------   --------   --------   --------
Loss from continuing operations
  before income taxes                (4,324)    (2,376)   (10,435)    (2,730)

Benefit from income taxes                 -     (1,307)         -     (1,135)
                                   --------   --------   --------   --------
Loss from continuing operations      (4,324)    (1,069)   (10,435)    (1,595)

Income (loss) from discontinued
  operations, net of tax of $-0-      2,492     (1,651)       220       (864)
                                   --------   --------   --------   --------

Net loss and comprehensive loss    $ (1,832)  $ (2,720)  $(10,215)  $ (2,459)
                                   ========   ========   ========   ========
  Basic and diluted earnings
    (loss) per common share:
Continuing operations              $  (0.28)  $  (0.07)  $  (0.67)  $  (0.10)
Discontinued operations                0.16      (0.10)      0.01      (0.06)
                                   --------   --------   --------   --------
Loss per common share - basic
  and diluted                      $  (0.12)  $  (0.17)  $  (0.66)  $  (0.16)
                                   ========   ========   ========   ========

Weighted average shares
  outstanding - basic                15,591     15,587     15,591     15,585
                                   ========   ========   ========   ========
Weighted average shares
  outstanding - diluted              15,591     15,636     15,591     15,651
                                   ========   ========   ========   ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                (in thousands)
                                 (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                           2002        2001
                                                         --------    --------
Cash provided by (used in) operating activities          $  4,571    $ (2,907)
                                                         --------    --------
  Cash flow from investing activities:
Proceeds from sale of discontinued material
  handling systems operations                              25,000           -
Proceeds from sale of assets of discontinued
  bridges and cranes operations                             3,058           -
Proceeds from sale of property                                375           -
Capital expenditures                                         (414)     (2,517)
Acquisition of NPSAC common stock                               -         (10)
                                                         --------    --------
Cash provided by (used in) investing activities            28,019      (2,527)
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                   (22,325)      7,991
Borrowings                                                      -         534
Repayments of debt                                         (9,794)     (4,305)
                                                         --------    --------
Cash provided by (used in) financing activities           (32,119)      4,220
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents          471      (1,214)
Net change in cash of discontinued operations                   -         672
Cash and cash equivalents, beginning of year                  686       1,826
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,157    $  1,284
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2001.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $52.4 million at September 30, 2002 and the defaults of the Bank of America (BOA) Financing and Security Agreement and the 13% senior notes indicate that the Company may not be able to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goodwill and Other Intangible Assets

     The Company has recorded goodwill totaling $11.0 million at September 30, 2002, of which $9.5 million relates to our pressure vessel and springs segment and $1.5 million relates to our cylinders segment. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and we ceased amortizing goodwill. We completed internal impairment tests of goodwill as of January 1, 2002. We concluded, based primarily on the historically positive operating results and cash generation of these reporting units, together with our forecast of future reporting unit operating results, that our goodwill is not impaired. Had we stopped amortizing goodwill at the beginning of 2001, the effect on net income
(loss) and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2001 and the year ended December 31, 2001 are as follows (in thousands, except per share information):

                        9 Months Ended     3 Months Ended      Year Ended
                         September 30       September 30       December 31
                      -----------------  -----------------  -----------------
                      Net Loss    LPS    Net Loss    LPS    Net Loss    LPS
                      --------  -------  --------  -------  --------  -------
As reported           $ (2,459) $ (0.16) $ (2,720) $ (0.17) $(38,128) $ (2.45)
Add back
  goodwill
  amortization           1,417     0.09       481     0.03     1,903     0.13
                      --------  -------  --------  -------  --------  -------
As adjusted           $ (1,042) $ (0.07) $ (2,239) $ (0.14) $(36,225) $ (2.32)
                      ========  =======  ========  =======  ========  =======

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. This statement will be effective for us for the year ending December 31, 2003. The adoption of this statement is not expected to have a material effect on our results of operations or financial position.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains many of its fundamental provisions. SFAS 144 also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" but retains its provision to separately report discontinued operations and extends that reporting to a component of an entity, as defined therein, that either has been disposed of or is classified as held for sale, thus broadening the presentation of discontinued operations to include more disposal transactions. Effective January 1, 2002, the Company adopted this statement with no effect on financial position or results of operations. However, certain amounts related to our discontinued operations as of December 31, 2001 have been reclassified in the condensed consolidated balance sheet to conform to the presentation requirements of SFAS 144.

     In April 2002, the Financial Accounting Standards Board issued SFAS
No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for us for the year ending December 31, 2003. We are attempting to buy back the senior notes at a discount. If successful, the adoption of this statement could have a material effect on our results of operations or financial position.

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


NOTE 2:  RECENT DEVELOPMENTS

Restructuring and Other Actions

     During 2002, the Company has made significant progress towards completion of our restructuring plan adpoted in 2001.

     On September 24, 2002, we sold Kingway, our discontinued materials handling systems operations, for cash proceeds of $25.0 million, from which we paid $881,000 in transaction-related expenses and fees, and a $7.0 million note receivable. Future proceeds from the note receivable, if any, are contingent upon the operating results during 2003, 2004 and 2005 of the newly created entity to which Kingway was sold up to a maximum of $2.33 million for each year. The net cash proceeds of $24.12 million were used to reduce borrowings under our BOA revolving credit facility of $18.96 million, term loan A facility of $4.11 million and pay overadvance fees of $1.05 million.
We realized a gain of $3.4 million, classified within discontinued operations, on this transaction.

     On June 30, 2002, we sold the inventory and substantially all of the property, plant and equipment of Alliance, our discontinued bridges and cranes operations, for cash proceeds of $3.058 million and the assumption by the buyer of $242,000 of accrued liabilities. We retained all receivables, trade payables and certain other liabilities of this discontinued operation. The net cash proceeds of $3.058 million were used to reduce borrowings under our BOA revolving credit facility ($322,000), term loan A facility ($1.87 million) and capital expenditure facility ($866,000). We realized a loss of $2.3 million, classified within discontinued operations, on this transaction.

     During the first quarter of 2002, NPSAC, the Company's former pressure vessel operations in Clearfield, Utah, was relocated to and combined with the pressure vessel operations in McKeesport, PA. The cylinder operations in Milwaukee, WI have been relocated to our leased facility in Libertyville, IL. The land and building in Milwaukee, WI is being prepared for sale. We have been preparing to move the cylinder operations in Chicago, IL to the Libertyville facility during the third quarter of 2002. We closed the Plastics' corporate headquarters in Charlotte, NC and all administrative and managerial positions were eliminated. Plastics' corporate responsibilities have been returned to our manufacturing and administrative operations in Oneida, NY.

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

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder is due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001, May 1, 2002 and November 1, 2002. We were also unable to make the $12.5 million sinking fund payment due May 1, 2002. This inability to fund our obligations under the 13% senior notes is due to a lack of liquidity and availability under our revolving credit facility with BOA.

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so while we execute our plan to restructure and generate liquidity through asset sales, the senior note holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $5.16 million, totaling $30.0 million at October 31, 2002. Interest continues to accrue at approximately $0.3 million per month, including compounded interest at 13% per annum on the unpaid semi-annual interest payments.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $7.5 million of senior secured revolving and term loan credit facilities outstanding at September 30, 2002 with BOA. Although we have repaid over $26.0 million of our BOA facilities since the beginning of the year with cash proceeds from sales of assets, we are still in default under these facilities and have been since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA.


NOTE 3:  DEBT IN DEFAULT AND LONG-TERM DEBT

Debt in default consists of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2002                2001
                                          ---------------      --------------
                                              (unaudited)
13% senior notes (net of unamortized
  discount of $0 and $2)                         $ 24,855            $ 24,853
BOA revolving credit facility                         150              22,475
BOA term loan A due March 16, 2007                  7,329              16,071
BOA capital expenditure facility                        -                 990
                                                 --------            --------
  Total debt in default                          $ 32,334            $ 64,389
                                                 ========            ========

Long-term debt consists of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2002                2001
                                          ---------------      --------------
                                              (unaudited)
Note payable due February 28, 2003               $  3,644            $  3,644
Other                                               1,191               1,253
Other - related parties                             4,615               4,615
                                                 --------            --------
  Total long-term debt                              9,450               9,512
Current maturities                                 (3,729)                (87)
                                                 --------            --------
  Total long-term debt, less current maturities  $  5,721            $  9,425
                                                 ========            ========

NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2002                2001
                                          ---------------      --------------
                                              (unaudited)
Raw material                                     $  2,615            $  5,012
Work-in-process                                     1,727               2,329
Finished goods                                      2,016               3,342
                                                 --------            --------
  Gross inventories                                 6,358              10,683
Plus:   LIFO adjustment                               131                 131
                                                 --------            --------
  Inventories                                    $  6,489            $ 10,814
                                                 ========            ========


NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' equity (deficit) for the nine month period ended September 30, 2002 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2002         $156  $25,064  $(41,329) $ (1,136)  $(17,245)
  Activity (unaudited):
Net loss                      -        -   (10,215)        -    (10,215)
                           ----  -------  --------  --------   --------
At September 30, 2002      $156  $25,064  $(51,544) $ (1,136)  $(27,460)
                           ====  =======  ========  ========   ========

     The computations of basic and diluted loss per common share (LPS) for the three and nine month periods ended September 30, 2002 and 2001 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                 Loss     Shares     LPS
                                               --------  --------  -------
     Three months ended September 30, 2002:
Net loss, weighted average shares
  outstanding and basic and diluted LPS        $ (1,832)   15,591    (0.12)
                                               ========  ========  =======
     Three months ended September 30, 2001:
Net loss, weighted average shares
  outstanding and basic LPS                    $ (2,720)   15,587  $ (0.17)
                                                                   =======
Dilutive effect of stock options                               49
                                               --------  --------
Net loss, weighted average shares
  outstanding and diluted LPS                  $ (2,720)   15,636  $ (0.17)
                                               ========  ========  =======

     Nine months ended September 30, 2002:
Net loss, weighted average shares
  outstanding and basic and diluted LPS        $(10,215)   15,591    (0.66)
                                               ========  ========  =======
     Nine months ended September 30, 2001:
Net loss, weighted average shares
  outstanding and basic LPS                    $ (2,459)   15,585  $ (0.16)
                                                                   =======
Dilutive effect of stock options                               66
                                               --------  --------
Net loss, weighted average shares
  outstanding and diluted LPS                  $ (2,459)   15,651  $ (0.16)
                                               ========  ========  =======

     At September 30, 2002, the Company's stock options outstanding totaled 959,700, none of which were at exercise prices below the average market price of the underlying security during the first nine months 2002. Therefore, basic and diluted LPS are equal.


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

     In December 1999, a stockholder of Reunion filed a purported class-action lawsuit in Delaware Chancery Court alleging, among other things, that Reunion's public stockholders would be unfairly diluted in the merger with Chatwins Group. The lawsuit sought to prevent completion of the merger and, the merger having been completed, seeks rescission of the merger or awarding of damages. In August 2002, the plaintiff stockholders filed a first request for the production of documents in Delaware Chancery Court. Reunion is in the process of complying with the document production request and intends to vigorously contest the suit.

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

     The Company has been named in approximately 750 separate asbestos suits filed since January 1, 2001 by three plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth and Great Lakes Steel Mills in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. Counsel for the Company has negotiated dismissal of 202 cases with little or no cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 90 separate actions, all of which are being defended by Allen-Bradley Company.

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

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. The Company's environmental consultant is in the process of updating the estimate of the costs to comply with this order, but the Company does not believe that the cost of future remediation will exceed the amount accrued. No remediation was performed in 2000 or 2001 pending the decision. However, the Company has paid $263,000 for its share of consulting services in connection with the hearings. At September 30, 2002, the balance accrued for these remediation costs is approximately $1,045,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

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

     In response to the USEPA's demand, the Company filed an adversary proceeding in bankruptcy court in the Southern District of Texas in Houston seeking an order to enjoin the efforts of the USEPA to pursue collection of any claims related to the site. The USEPA has responded by filing a motion to dismiss based on several jurisdictional and substantive grounds. A status conference was held on August 27, 2002, at which time the judge for the the bankruptcy court in the Southern District of Texas in Houston ruled that the court did not have jurisdiction and, at that time, the Company and the USEPA entered into a standstill agreement through December 31, 2002. Company's counsel is currently investigating the Company's legal alternatives in this matter. The Company intends to vigorously defend against the USEPA's claim. The Company has made no accrual of any amount related to this matter as, at this time, the probability of an adverse outcome to the Company is reasonably possible, but not probable.


NOTE 7:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at September 30, 2002:
------------------------
  Metals:
Pressure vessels and springs    $  4,313   $    (41)  $      2   $ 11,956
Cylinders                          3,572       (579)         -      8,197
                                --------   --------   --------   --------
  Subtotal Metals                  7,885       (620)         2     20,153
Plastics                           7,643        303         26     17,074
Corporate and other                    -     (1,163)         2     15,075
Discontinued operations                -          -         98          -
                                --------   --------   --------   --------
  Totals                        $ 15,528     (1,480)  $    128   $ 52,302
                                ========              ========   ========
Depreciation and amortization(3)               (693)
Interest expense                             (2,151)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (4,324)
                                           ========
Three months ended September 30, 2001
  and at December 31, 2001:
-------------------------------------
  Metals:
Pressure vessels and springs    $  8,699   $  1,397   $    121   $ 17,936
Cylinders                          4,246       (285)         -      9,662
                                --------   --------   --------   --------
  Subtotal Metals                 12,945      1,112        121     27,598
Plastics                           8,713        223        200     18,443
Corporate and other                    -       (857)         1     14,572
Discontinued operations                -          -        334     35,952
                                --------   --------   --------   --------
  Totals                        $ 21,658        478   $    656   $ 96,565
                                ========              ========   ========
Depreciation and amortization(3)             (1,365)
Interest expense                             (1,489)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (2,376)
                                           ========

                                                      Capital
                               Net Sales  EBITDA(1)   Spending
                               ---------  ---------  ---------
Nine months ended
  September 30, 2002:
---------------------
  Metals:
Pressure vessels and springs    $ 14,913   $    318   $     48
Cylinders                         12,690       (750)        25
                                --------   --------   --------
  Subtotal Metals                 27,603       (432)        73
Plastics                          24,226      1,015        109
Corporate and other                    -     (2,800)         2
Discontinued operations                -          -        230
                                --------   --------   --------
  Totals                        $ 51,829     (2,217)  $    414
                                ========              ========
Depreciation and amortization(3)             (2,165)
Interest expense                             (6,053)
                                           --------
  Loss from continuing operations
    before income taxes                    $(10,435)
                                           ========
Nine months ended
  September 30, 2001:
---------------------
  Metals:
Pressure vessels and springs    $ 32,974   $  7,104   $    254
Cylinders                         15,776        204          -
                                --------   --------   --------
  Subtotal Metals                 48,750      7,308        254
Plastics                          31,698      1,543        878
Corporate and other                    -     (2,824)         8
Discontinued operations                -          -      1,377
                                --------   --------   --------
  Totals                        $ 80,448      6,027   $  2,517
                                ========              ========
Depreciation and amortization(3)             (4,122)
Interest expense                             (4,635)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (2,730)
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

(2) Headquarters total assets at September 30, 2002 and December 31, 2001 includes goodwill related to its pressure vessel and springs segment totaling $8.1 million.

(3) Excludes amortization of debt issuance expenses and fees of $186,000 and $60,000 for the three month periods ended September 30, 2002 and 2001, respectively, and $510,000 and $408,000 for the nine month period ended September 30, 2002 and 2001, respectively, which are included in interest expense.

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

                                                          At December 31,
                                                                    2001
                                                          --------------
          CURRENT ASSETS:
     Cash and cash equivalents                                  $    506
     Receivables, net                                             14,463
     Inventories, net                                              2,093
     Other current assets                                            249
                                                                --------
     Current assets                                             $ 17,311
                                                                ========

          OTHER ASSETS:
     Property, plant and equipment, net                         $  6,985
     Goodwill, net                                                11,628
     Other assets, net                                                28
                                                                --------
     Other assets                                               $ 18,641
                                                                ========

          CURRENT LIABILITIES:
     Trade payables                                             $  7,182
     Other current liabilities                                     2,014
     Reserve for operating loss during phase-out                   2,628
     Reserve for estimated expenses                                  325
                                                                --------
     Current liabilities                                        $ 12,149
                                                                ========

     Summarized results of discontinued operations for the three and nine month periods ended September 30, 2002 and 2001 follow (in thousands):

                                  Three Months Ended       Nine Months Ended
                                     September 30,              September 30,
                                    2002       2001         2002       2001
                                  --------   --------     --------   --------
      Net sales                   $  7,442   $ 17,074     $ 33,624   $ 51,624
      Income (loss) before taxes     2,492     (1,651)         220       (864)

     The above results of discontinued operations include actual and allocated interest expense for the three month periods ended September 30, 2002 and 2001 totaling $637,000 and $764,000, respectively, and for the nine month periods ended September 30, 2002 and 2001 totaling $2,457,000 and $2,370,000, respectively. Income before income taxes for the three and nine months ended September 30, 2002 includes a $3.4 million gain on sale of the discontinued materials handling systems operations.

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


GENERAL

     The Company owns and operates a group of industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, leaf springs and precision plastic components. Until December 2001, the Company's products also included heavy-duty cranes, bridge structures and materials handling systems. The Company classified its heavy-duty cranes, bridge structures and materials handling systems businesses as discontinued operations.


RECENT DEVELOPMENTS

Restructuring and Other Actions

     During 2002, the Company has made significant progress towards completion of our restructuring plan adpoted in 2001.

     On September 24, 2002, we sold Kingway, our discontinued materials handling systems operations, for cash proceeds of $25.0 million, from which we paid $881,000 in transaction-related expenses and fees, and a $7.0 million note receivable. Future proceeds from the note receivable, if any, are contingent upon the operating results during 2003, 2004 and 2005 of the newly created entity to which Kingway was sold up to a maximum of $2.33 million for each year. The net cash proceeds of $24.12 million were used to reduce borrowings under our BOA revolving credit facility of $18.96 million, term loan A facility of $4.11 million and pay overadvance fees of $1.05 million.
We realized a gain of $3.4 million, classified within discontinued operations, on this transaction.

     On June 30, 2002, we sold the inventory and substantially all of the property, plant and equipment of Alliance, our discontinued bridges and cranes operations, for cash proceeds of $3.058 million and the assumption by the buyer of $242,000 of accrued liabilities. We retained all receivables, trade payables and certain other liabilities of this discontinued operation. The net cash proceeds of $3.058 million were used to reduce borrowings under our BOA revolving credit facility ($322,000), term loan A facility ($1.87 million) and capital expenditure facility ($866,000). We realized a loss of $2.3 million, classified within discontinued operations, on this transaction.

     During the first quarter of 2002, NPSAC, the Company's former pressure vessel operations in Clearfield, Utah, was relocated to and combined with the pressure vessel operations in McKeesport, PA. The cylinder operations in Milwaukee, WI have been relocated to our leased facility in Libertyville, IL. The land and building in Milwaukee, WI is being prepared for sale. We have been preparing to move the cylinder operations in Chicago, IL to the Libertyville facility during the third quarter of 2002 [and expect to be substantially completed by the first quarter of 2003]. We closed the Plastics' corporate headquarters in Charlotte, NC and all administrative and managerial positions were eliminated. Plastics' corporate responsibilities have been returned to our manufacturing and administrative operations in Oneida, NY.

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

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder is due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001, May 1, 2002 and November 1, 2002. We were also unable to make the $12.5 million sinking fund payment due May 1, 2002. This inability to fund our obligations under the 13% senior notes is due to a lack of liquidity and availability under our revolving credit facility with BOA.

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so while we execute our plan to restructure and generate liquidity through asset sales, the senior note holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $5.16 million, totaling $30.0 million at October 31, 2002. Interest continues to accrue at approximately $0.3 million per month, including compounded interest at 13% per annum on the unpaid semi-annual interest payments.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $7.5 million of senior secured revolving and term loan credit facilities outstanding at September 30, 2002 with BOA. Although we have repaid over $26.0 million of our BOA facilities since the beginning of the year with cash proceeds from sales of assets, we are still in default under these facilities and have been since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to
  Three Months Ended September 30, 2001

Continuing Operations

     Sales, gross margins and EBITDA percentages for the three months ended September 30, 2002 and 2001 are as follows:

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2002       2001     2002    2001    2002    2001
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $   4,313  $   8,699    8.3%   23.8%   -1.0%   16.1%
Cylinders            3,572      4,246   -1.4%    6.1%  -16.2%   -6.7%
Plastics             7,643      8,713   10.8%    9.7%    4.0%    2.6%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  15,528  $  21,658    7.3%   14.7%   -2.0%    6.2%
                 =========  =========  ======  ======  ======  ======

     Pressure vessels and springs sales declined again in the third quarter of 2002 when compared to the same period in 2001 primarily to a management decision to scale-back production to reduce spending due to our liquidity issues and to lessen the strain on this segment's raw material vendors. We are currently attempting to correct vendor-related issues with cash proceeds from asset sales by reducing days payables outstanding for our significant vendors. However, due to limited raw material availability caused by vendor production schedules, [this segment's sales may not recover to normal operating levels until late in the fourth quarter of 2002 or the first quarter of 2003].

     Sales of cylinders continues to be affected by a softness in this market, [a trend which the Company believes will bottom-out but possibly not reverse during 2002.]

     The decrease in Plastics revenues is the continuation of a downward trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics facilities. Plastics also lost a top ten customer in the second half of 2001 to competitive bidding on the internet. [Management is seeking to expand Plastics' product offerings in the business machines, consumer products and medical products industries to mitigate this trend. However, if not successful, this trend in Plastics revenue could continue during the remainder of 2002 and possibly into 2003.]

     The decreases in gross margins across all segments is related to volume declines resulting in a decrease in production activity and our ability to absorb costs. We are responding to these conditions by making progress on our plan to restructure, including combining certain operations and eliminating various administrative and management positions.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales decreased during the 2002 third quarter compared to the same period in 2001 primarily due to the same factors affecting gross profit margin discussed above. Total EBITDA as a percentage of sales in the third quarters of 2002 and 2001 exclude corporate and other EBITDA of negative $1.2 million and $0.9 million, respectively.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the third quarter of 2002 were $3.3 million, compared to $3.5 million for the third quarter of 2001. This decrease in SGA is related to the decreasing trend in sales, resulting in lower commissions expense, cost cutting measures taken during June 2001 and progress made on the restructuring, both of which included personnel reductions in sales and administration. [Management estimates the savings from these reductions to be approximately $1.8 million annually.] However, the benefits of these cost cutting measures are being more than offset by the continuation of the negative trend in sales and the resulting effect on the Company's ability to absorb costs. SGA expenses as a percentage of sales increased to 21.3% for the 2002 third quarter compared to 16.4% in the 2001 third quarter. SGA as a percentage of sales was higher in the 2002 third quarter compared to the third quarter of 2001 due to the faster rate at which volume has decreased compared to decreases in relatively fixed administrative costs.

Other (Income) Expense

     Other income for the third quarter of 2002 was $6,000, compared to other expense of $0.5 million for the third quarter of 2001. The components are as follows:
                                                 2002      2001     Change
                                               --------  --------  --------
Amortization of goodwill and other intangibles $      -  $    501  $   (501)
Other (income) expense, net                          (6)       19       (25)
                                               --------  --------  --------
Total other (income) expense, net              $     (6) $    520  $   (526)
                                               ========  ========  ========

     We stopped amortizing goodwill effective January 1, 2002. There were no significant offsetting items netted into other (income) expense, net, in either period.

Interest Expense

     Interest expense, net, for the third quarter of 2002 was $2.2 million compared to $1.5 million for the third quarter of 2001. For the third quarters of 2002 and 2001, a total of $0.6 million and $0.8 million, respectively, of interest expense has been allocated to or actually incurred in discontinued operations. On a combined basis interest expense was $2.8 million in the third quarter of 2002 compared to $2.3 million in the third quarter of 2001. Although debt and prime lending rates have decreased from end of third quarter 2001 levels to end of third quarter 2002 levels, the resulting decrease was more than offset by the increased default rate being paid on the BOA revolving credit and term loan facilities and $450,000 in overadvance fees accrued in the third quarter of 2002.

Income Taxes

     There was no tax provision from continuing operations in the third quarter of 2002 compared to a benefit of $1.3 million for the third quarter of 2001. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $124.1 million at December 31, 2001, $79.2 million of which expire by 2004. [The Company may be able to utilize its loss carryforwards against possible increased profitability as the result of the Company's corporate-wide restructuring plan]. However, given recent operating results, management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2001 [and to continue to do so during 2002 until it is more likely than not that the Company will realize some benefit from its loss carryforwards]. The tax benefit from continuing operations and resulting effective rate of 55.0% in the third quarter of 2001 was based on the loss from continuing operations before tax adjusted for permanent differences.

Discontinued Operations

     There was income from discontinued operations for the third quarter of 2002 of $2.5 million compared to a loss from discontinued operations of $1.7 million in the third quarter of 2001. The income from discontinued operations of $2.5 million in the third quarter of 2002 relates to a $3.4 million gain from the sale of the discontinued materials handling systems operations in September 2002 partially offset by allocated interest expense. For the third quarters of 2002 and 2001, discontinued operations includes a total of $0.6 million and $0.8 million, respectively, of interest expense.

Nine Months Ended September 30, 2002 Compared to
  Nine Months Ended September 30, 2001

Continuing Operations

     Sales, gross margins and EBITDA percentages for the nine months ended September 30, 2002 and 2001 are as follows:

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2002       2001     2002    2001    2002    2001
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $  14,913  $  32,974   11.3%   27.4%    2.1%   21.5%
Cylinders           12,690     15,776    6.2%   12.9%   -5.9%    1.3%
Plastics            24,226     31,698   11.2%   13.5%    4.2%    4.9%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  51,829  $  80,448   10.0%   19.1%    1.1%   11.0%
                 =========  =========  ======  ======  ======  ======

     Pressure vessels and springs sales were down significantly in the first nine months of 2002 compared to the same period in 2001. This decrease is due primarily to management's decision to shut-down our pressure vessels facility during the first quarter of 2002 and also in July 2002. We made these decisions to reduce spending due to our liquidity problems and to lessen the strain on this segment's raw material vendors. The decrease was also caused by the fact that the first quarter of 2001 included the recognition of $2.8 million of revenues on a large NASA contract manufactured in 2000 but shipped in the first quarter of 2001. We are currently attempting to correct vendor-related issues with cash proceeds from asset sales. However, due to limited raw material availability caused by vendor production schedules, [this segment's sales may not recover to normal operating levels until late in the fourth quarter of 2002 or the first quarter of 2003].

     Sales of cylinders in the first nine months of 2002 was affected by the temporary disruption caused by the relocation of our former Milwaukee, WI cylinder operations to Libertyville, IL and continues to be affected by a softness in this market, [a trend which the Company believes will bottom-out but possibly not reverse during 2002.]

     The decrease in Plastics revenues is the continuation of a downward trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics facilities. Plastics also lost a top ten customer in the second half of 2001 to competitive bidding on the internet. [Management is seeking to expand Plastics' product offerings in the business machines, consumer products and medical products industries to mitigate this trend. However, if not successful, this trend in Plastics revenue could continue during the remainder of 2002 and possibly into 2003.]

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

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales decreased during the 2002 first nine months compared to the same period in 2001 primarily due to the same factors affecting gross profit margin discussed above. Total EBITDA as a percentage of sales in the first nine month periods of 2002 and 2001 exclude corporate and other EBITDA of negative $2.8 million in each period.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first nine months of 2002 were $10.4 million, compared to $12.0 million for the first nine months of 2001. This decrease in SGA is directly related to the decreasing trend in sales, resulting in lower commissions expense, cost cutting measures taken during June 2001 and progress made on the restructuring, both of which included personnel reductions in sales and administration. [Management estimates the savings from these reductions to be approximately $1.8 million annually.] However, the benefits of these cost cutting measures are being more than offset by the continuation of the negative trend in sales and the resulting effect on the Company's ability to absorb costs. SGA expenses as a percentage of sales increased to 20.0% for the 2002 first nine months compared to 14.8% in the 2001 first nine months. SGA as a percentage of sales was higher in the 2002 first nine months compared to the first nine months of 2001 due to the faster rate at which volume has decreased compared to decreases in relatively fixed administrative costs.

Other (Income) Expense

     Other income for the first nine months of 2002 was $0.8 million, compared to other expense of $1.5 million for the first nine months of 2001. The components are as follows:
                                                 2002      2001     Change
                                               --------  --------  --------
Amortization of goodwill and other intangibles $      -  $  1,508  $ (1,508)
Gain on sale of equipment with zero book value     (375)        -      (375)
Other (income) expense, net                        (412)       (3)     (409)
                                               --------  --------  --------
Total other (income) expense, net              $   (787) $  1,505  $ (2,292)
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

Interest Expense

     Interest expense, net, for the first nine months of 2002 was almost $6.1 million compared to $4.6 million for the first nine months of 2001. For the first nine month periods of 2002 and 2001, a total of $2.5 million and $2.4 million, respectively, of interest expense has been allocated to or actually incurred in discontinued operations. On a combined basis interest expense was $8.5 million in the first nine months of 2002 compared to $7.0 million in the first nine months of 2001. Although debt and prime lending rates have decreased from end of third quarter 2001 levels to end of third quarter 2002 levels, the effect on interest expense resulting from these decreases was more than offset by the increased default rate being paid on the BOA revolving credit and term loan facilities and $1.675 million in combined paid and accrued overadvance fees in the first nine months of 2002.

Income Taxes

     There was no tax provision from continuing operations in the first nine months of 2002 compared to a tax benefit of $1.1 million for the first nine months of 2001. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $124.1 million at December 31, 2001, $79.2 million of which expire by 2004. [The Company may be able to utilize its loss carryforwards against possible increased profitability as the result of the Company's corporate-wide restructuring plan]. However, given recent operating results, management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2001 [and to continue to do so during 2002 until it is more likely than not that the Company will realize some benefit from its loss carryforwards]. The tax benefit from continuing operations in the first nine months of 2001 was based on the loss from continuing operations before tax adjusted for permanent differences.

Discontinued Operations

     There was income from discontinued operations for the first nine months of 2002 of $220,000 compared to a loss from discontinued operations of $0.9 million in the first nine months of 2001. The income from discontinued operations of $220,000 in the first nine months of 2002 relates to a $3.4 million gain from the sale of the discontinued materials handling systems operations in September 2002 partially offset by allocated interest expense. For the first nine months of 2002 and 2001, discontinued operations includes a total of $2.5 million and $2.4 million, respectively, of interest expense.


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

Restructuring and Other Actions

     During 2002, the Company has made significant progress towards completion of our restructuring plan adpoted in 2001.

     On September 24, 2002, we sold Kingway, our discontinued materials handling systems operations, for cash proceeds of $25.0 million, from which we paid $881,000 in transaction-related expenses and fees, and a $7.0 million note receivable. Future proceeds from the note receivable, if any, are contingent upon the operating results during 2003, 2004 and 2005 of the newly created entity to which Kingway was sold up to a maximum of $2.33 million for each year. The net cash proceeds of $24.12 million were used to reduce borrowings under our BOA revolving credit facility of $18.96 million, term loan A facility of $4.11 million and pay overadvance fees of $1.05 million.
We realized a gain of $3.4 million, classified within discontinued operations, on this transaction.

     On June 30, 2002, we sold the inventory and substantially all of the property, plant and equipment of Alliance, our discontinued bridges and cranes operations, for cash proceeds of $3.058 million and the assumption by the buyer of $242,000 of accrued liabilities. We retained all receivables, trade payables and certain other liabilities of this discontinued operation. The net cash proceeds of $3.058 million were used to reduce borrowings under our BOA revolving credit facility ($322,000), term loan A facility ($1.87 million) and capital expenditure facility ($866,000). We realized a loss of $2.3 million, classified within discontinued operations, on this transaction.

     During the first quarter of 2002, NPSAC, the Company's former pressure vessel operations in Clearfield, Utah, was relocated to and combined with the pressure vessel operations in McKeesport, PA. The cylinder operations in Milwaukee, WI have been relocated to our leased facility in Libertyville, IL. The land and building in Milwaukee, WI is being prepared for sale. We have been preparing to move the cylinder operations in Chicago, IL to the Libertyville facility during the third quarter of 2002 [and expect to be substantially completed by the first quarter of 2003]. We closed the Plastics' corporate headquarters in Charlotte, NC and all administrative and managerial positions were eliminated. Plastics' corporate responsibilities have been returned to our manufacturing and administrative operations in Oneida, NY.

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

     The restructuring charge we recorded in the fourth quarter of 2001 included estimated cash and non-cash components. The cash components were comprised of reserves for lease termination costs and employee separations. The employee separation costs recorded in the restructuring related to the 7 employees of NPSAC, the Company's former pressure vessel operations in Clearfield, Utah. We did not accrue for any additional employee separations related to the restructuring, although such separations totaled approximately 200 employees as of September 30, 2002. The termination costs were recorded upon notification to the employees, which occurred in the same period as the terminations. The following represents a summary of first nine months of 2002 cash activity for the estimated cash components of our fourth quarter 2001 restructuring charge (in thousands):

                                                  At       2002       At
Description                                    12/31/01  Activity  09/30/02
---------------------------------------------  --------  --------  --------
Lease termination costs                        $  1,172  $   (249) $    923
Employee separations                                 20       (20)        -
                                               --------  --------  --------
Reserve for restructuring                      $  1,192  $   (269) $    923
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

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder is due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001, May 1, 2002 and November 1, 2002. We were also unable to make the $12.5 million sinking fund payment due May 1, 2002. This inability to fund our obligations under the 13% senior notes is due to a lack of liquidity and availability under our revolving credit facility with BOA.

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so while we execute our plan to restructure and generate liquidity through asset sales, the senior note holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $5.16 million, totaling $30.0 million at October 31, 2002. Interest continues to accrue at approximately $0.3 million per month, including compounded interest at 13% per annum on the unpaid semi-annual interest payments.

     We are attempting to restructure the 13% senior notes and have taken action to do so. On October 15, 2002, we offered to purchase the senior notes and asked our senior noteholders to consent to various amendments to and waivers of the indenture. The terms of the offer are that we will buy back up to $20.0 million par value of senior notes for 75% of par value and no accrued and unpaid interest which, by accepting the purchase offer with no interest, would cure the interest default on the tendered senior notes that exists for not making our semi-annual interest payments on each of November 1, 2001, May 1, 2002 and November 1, 2002. We would cure the interest default on any senior notes not tendered for buy-back by paying the accrued and unpaid interest, but then the non-tendering noteholders would be subject to the modification of the maturity dates described below. If more than $20.0 million of senior notes are tendered for buy-back, the repayments would be made on a pro rata basis.

     In order to participate in the buy-back, the senior noteholders must consent to modify the indenture to change the maturity date of the May 1, 2002 $12.5 million mandatory redemption that we missed to be redemptions of $6.25 million on each of May 1, 2004 and May 1, 2005. Further, senior noteholders must agree to modify the indenture to include a new mandatory redemption payment of $6.25 million on May 1, 2006 and change the final maturity of any remaining outstanding senior notes after that to be May 1, 2007. We are also asking senior noteholders to waive the section of the indenture that could possibly require us to offer to purchase senior notes upon the sale of assets to exclude the Kingway sale. Only if 100% of senior noteholders agree to these amendments and waivers can any of them participate in the purchase offer.

     The purchase offer is contingent on certain things happening, including the Company obtaining the necessary financing and the noteholders consenting to the amendments and waivers. We are also requiring that at least $12.5 million of senior notes be tendered for buy-back. If not, the purchase offer is terminated. The purchase offer and consent solicitation was originally scheduled to terminate at 5:00PM Eastern time on November 4, 2002 but was extended to 5:00PM Eastern time on November 18, 2002. We have retained the right to terminate the purchase offer and consent solicitaion no matter what happens and tendering senior note holders have the right to withdraw their tenders subject to certain terms and timing. [We think we will be able to secure the necessary financing to consummate the buy-back, but we cannot assure it. The lenders we have talked to about refinancing our BOA revolving credit and term loan facilities described below have informed us that they would not participate in a refinancing of our BOA facilities if any interest or principal payment defaults exist under the senior notes.]

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $7.5 million of senior secured revolving and term loan credit facilities outstanding at September 30, 2002 with BOA. Although we have repaid over $26.0 million of our BOA facilities since the beginning of the year with cash proceeds from sales of assets, we are still in default under these facilities and have been since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA.

     Since then, the Company and BOA have entered into a number of side letter agreements wherein BOA and the other lenders that participated in the BOA refinancing of the Company in March 2000 agreed to provide monthly advances in excess of our calculated borrowing base for working capital needs while we executed our plan to restructure and generate liquidity by selling assets.
One of the side letter agreements in April 2002 provided overadvance approval on a day-to-day basis whereby the overadvance could not exceed $3.5 million. Before we sold Kingway on September 24, 2002, we did not exceeded the $3.5 million overadvance availability. However, nothing in these side letter agreements waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement. The final side letter agreement in September 2002, among other things, amends the expiration date of the BOA financing and security agreement to be December 31, 2002 and requires us to maintain a minimum availability of $3.0 million. Through the date of this report we have maintained enough availability to comply with the $3.0 million minimum and management is investigating several refinancing scenarios with certain financial institutions. [We think we will be able to successfully refinance our BOA revolving and term loan obligations with one or more other lenders by December 31, 2002, but it is not a certainty. The lenders we have talked to have informed us that they would not participate in a refinancing of our BOA facilities if any interest or principal payment defaults exist under the senior notes discussed above. We are uncertain as to what actions BOA would take if we are not able to secure funds for a refinancing on or before December 31, 2002.]

     In consideration of providing its approval of overadvance availability, we had been paying to BOA through direct charges to our revolving credit facility a weekly fee of $25,000 or $50,000, depending on the amount of the overadvance. Since entering into the side letter agreements beginning in

November 2001, the Company paid BOA a total of $1.850 million in such fees, of which $1.675 million was expensed in 2002. In the last week of April 2002, BOA agreed to not directly charge our revolving credit facility for these overadvance fees but, instead, permit us to accrue such fees to be paid upon the sale of our discontinued materials handling systems operations. On September 24, 2002, the date of sale of our discontinued materials handling systems operations, we paid $1.05 million of such fees from sale proceeds and, with the expiration of the overadvance facility, the weekly fees have stopped.

     [Since we could not repay our senior noteholders or bank lenders if either or both of them exercised their existing rights to accelerate what we owe them, they could pursue all remedies available to creditors in the normal course of business, including filing of involuntary bankruptcy petitions.]


SUMMARY OF 2002 ACTIVITIES

     Cash and cash equivalents totaled $1.2 million at September 30, 2002, compared to $1.2 million (including $0.5 million classified within discontinued operations) at December 31, 2001. Cash provided from operations totaled $4.6 million and $28.0 million of cash was provided by investing activities. These cash sources were used in financing activities to repay a total of $32.1 million of debt. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers to be applied to our BOA revolving credit facility the following business day.

Operating Activities

     Cash provided by operating activities of $4.6 million in the first nine months of 2002 was the result of continued losses being more than offset by a decrease in net working capital as lower volume levels led to a reduction in receivables and inventories and as tighter liquidity resulted in the missed May 1, 2002 interest payment and a slowdown in payments to vendors which provided funds by increased trade payables.

Investing Activities

     The Company disposed of the inventory and substantially all of the property, plant and equipment of the discontinued bridges and cranes operations for $3.058 million of net cash proceeds on June 30, 2002 and the discontinued materials handling systems operations for $25.0 million in cash on September 24, 2002. Also, in January 2002, machinery and equipment with no book value was sold, generating $0.4 million in cash proceeds. Capital expenditures have been substantially scaled-back and were only $0.4 million.

Financing Activities

     The Company made scheduled repayments of debt totaling $2.9 million, which included $2.8 million on its term loan A and $0.1 million on its capital expenditures facility. The Company made other debt repayments of term loan A debt totaling $6.0 million and capital expenditure facility totaling $866,000 with the proceeds from asset sales. Revolving credit facility borrowings decreased $22.3 million during the first nine months of 2002, included $19.3 million applied to the revolving credit facility from the proceeds from asset sales. Other debt repayments totaling $63,000 represent payments on capital lease obligations and other debt.

FACTORS AFFECTING CURRENT AND FUTURE LIQUIDITY

     During the third and fourth quarters of 2001, downturns in several of the markets we serve adversely affected our ability to absorb costs and we experienced an increase in ineligible receivables and inventory. This increase in ineligibles resulted in a decrease in borrowing availability under the revolving credit facility. These events adversely affected our ability to meet obligations. We have extended our vendors and failed to make the November 1, 2001, May 1, 2002 and November 1, 2002 $1.616 million semi-annual interest payments and the May 1, 2002 $12.5 million sinking fund payment on our 13% senior notes.

     During 2002, we have made significant progress towards completion of our restructuring plan, including the sale of certain assets of the discontinued bridges and cranes operations for $3.058 million in net cash proceeds and the sale of our discontinued materials handling systems operations for $25.0 million in cash. [We believe the proceeds generated from asset sales are adequate to alleviate the current and near-term strain on liquidity to the point we can continue to operate and correct vendor-related issues which have negatively affected our divisions. However, no assurances can be given that our divisions will recover to the point of profitability or our pursuits regarding the refinancing or our bank debt and restructuring of our senior note obligations will be successful. If not successful in achieving one or more of these future factors or if other anticipated benefits of our nearly completed plan to restructuring do not materialize, we may not be able to continue as a going concern].

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

     In December 1999, a stockholder of Reunion filed a purported class-action lawsuit in Delaware Chancery Court alleging, among other things, that Reunion's public stockholders would be unfairly diluted in the merger with Chatwins Group. The lawsuit sought to prevent completion of the merger and, the merger having been completed, seeks rescission of the merger or awarding of damages. In August 2002, the plaintiff stockholder filed a first request for the production of documents in Delaware Chancery Court. Reunion is in the process of complying with the document production request and intends to vigorously contest the suit.

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

     The Company has been named in approximately 750 separate asbestos suits filed since January 1, 2001 by three plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth and Great Lakes Steel Mills in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. Counsel for the Company has negotiated dismissal of 202 cases with little or no cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.

     Since July 10, 2001, various lawsuits, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 90 separate actions, all of which are being defended by Allen-Bradley Company.

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

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. The Company's environmental consultant is in the process of updating the estimate of the costs to comply with this order, but the Company does not believe that the cost of future remediation will exceed the amount accrued. No remediation was performed in 2000 or 2001 pending the decision. However, the Company has paid $263,000 for its share of consulting services in connection with the hearings. At September 30, 2002, the balance accrued for these remediation costs is approximately $1,045,000. Owners of a portion of the property have objected to the Company's cleanup methodology and have filed suit to require additional procedures. The Company is contesting this litigation, and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any alternative cleanup methodology which might be imposed as a result of the litigation.

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

     In response to the USEPA's demand, the Company filed an adversary proceeding in bankruptcy court in the Southern District of Texas in Houston seeking an order to enjoin the efforts of the USEPA to pursue collection of any claims related to the site. The USEPA has responded by filing a motion to dismiss based on several jurisdictional and substantive grounds. A status conference was held on August 27, 2002, at which time the judge for the the bankruptcy court in the Southern District of Texas in Houston ruled that the court did not have jurisdiction and, at that time, the Company and the USEPA entered into a standstill agreement through December 31, 2002. Company's counsel is currently investigating the Company's legal alternatives in this matter.

     The Company intends to vigorously defend against the USEPA's claim. The Company has made no accrual of any amount related to this matter as, at this time, the probability of an adverse outcome to the Company is reasonably possible, but not probable.

Item 3.   Defaults Upon Senior Securities

Debt in default consists of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2002                2001
                                          ---------------      --------------
                                              (unaudited)
13% senior notes (net of unamortized
  discount of $-0- and $2)                       $ 24,855            $ 24,853
BOA revolving credit facility                         150              22,475
BOA term loan A due March 16, 2007                  7,329              16,071
BOA capital expenditure facility                        -                 990
                                                 --------            --------
  Total debt in default                          $ 32,334            $ 64,389
                                                 ========            ========

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder is due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001, May 1, 2002 and November 1, 2002. We were also unable to make the $12.5 million sinking fund payment due May 1, 2002.

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. As such, the senior notes holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $5.16 million, totaling $30.0 million at October 31, 2002. Interest accrues at approximately $0.3 million per month, including compounded interest at 13% per annum on the unpaid semi-annual interest payments.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $7.5 million of senior secured revolving and term loan credit facilities outstanding at September 30, 2002 with BOA. Although we have repaid over $26.0 million of our BOA facilities since the beginning of the year with cash proceeds from sales of assets, we are still in default under these facilities and have been since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA.

     Since then, the Company and BOA have entered into a number of side letter agreements wherein BOA and the other lenders that participated in the BOA refinancing of the Company in March 2000 agreed to provide monthly advances in excess of our calculated borrowing base for working capital needs while we executed our plan to restructure and generate liquidity by selling assets.
One of the side letter agreements in April 2002 provided overadvance approval on a day-to-day basis whereby the overadvance could not exceed $3.5 million. Before we sold Kingway on September 24, 2002, we did not exceeded the $3.5 million overadvance availability. However, nothing in these side letter agreements waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement. The final side letter agreement in September 2002, among other things, amends the expiration date of the BOA financing and security agreement to be December 31, 2002 and requires us to maintain a minimum availability of $3.0 million. Through the date of this report we have maintained enough availability to comply with the $3.0 million minimum. Nothing in these side letter agreements waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement.

Itme 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of November 14, 2002 and believe that they are effective.

Changes in Internal Controls

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K

                    On October 10, 2002, the Company filed a Current Report
               on Form 8-K dated September 24, 2002 to report under Items 2 and 7 that the Company had completed the sale of its discontinued materials handling systems operations and to provide the required pro forma financial disclosures therein.

          (c)  Exhibits

                    The following exhibits are filed herewith in accordance
               with Item 601 of Regulation S-K:

               Exhibit No.         Exhibit Description
               -----------         -------------------

                 99.3 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 - Charles E. Bradley, Sr., Chief Executive Officer

                 99.4 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 -
                                   John M. Froehlich, Chief Financial
                                   Officer

                        SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  November 14, 2002                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

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

I, Charles E. Bradley, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reunion Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record,process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                     By /s/ Charles E. Bradley, Sr.
      -----------------                        ------------------------------
                                                   Charles E. Bradley, Sr.
                                                  Chairman of the Board of
                                                       Directors and
                                                  Chief Executive Officer

I, John M. Froehlich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reunion Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record,process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                     By /s/ John M. Froehlich
      -----------------                        ------------------------------
                                                   John M. Froehlich
                                                Chief Financial Officer

                                EXHIBIT INDEX



     Exhibit No.    Exhibit Description                            Page No.
     -----------    -------------------                            --------

         99.3       Certification Pursuant to 18 U.S.C.               41
                    Section 1350, as adopted pursuant to
                    Section 906 of The Sarbanes-Oxley Act
                    of 2002 -  Charles E. Bradley, Sr.,
                    Chief Executive Officer

         99.4       Certification Pursuant to 18 U.S.C.               42
                    Section 1350, as adopted pursuant to
                    Section 906 of The Sarbanes-Oxley Act
                    of 2002 -  John M. Froehlich,
                    Chief Financial Officer

                                                              Exhibit 99.3
I, Charles E. Bradley, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reunion Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record,process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                     By /s/ Charles E. Bradley, Sr.
      -----------------                        ------------------------------
                                                   Charles E. Bradley, Sr.
                                                  Chairman of the Board of
                                                       Directors and
                                                  Chief Executive Officer

                                                              Exhibit 99.4
I, John M. Froehlich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reunion Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record,process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                     By /s/ John M. Froehlich
      -----------------                        ------------------------------
                                                   John M. Froehlich
                                                Chief Financial Officer