Form 10-K
period 2002-12-31
REUNION INDUSTRIES INC
filed 2003-03-31
CIK 1003429

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004
                                  FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2002, Or

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

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No
                                                      -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----
Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Act).    Yes       No   X
                                                     -----    -----
At June 28, 2002, 15,590,619 shares of common stock were issued and outstanding. As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the high and low sales prices on the American Stock Exchange) was $641,864.

DOCUMENTS INCORPORATED BY REFERENCE: Part III, Items 10 through 13 are incorporated from the Registrant's definitive proxy statements to be filed within 120 days after the close of Reunion Industries's fiscal year.

==============================================================================

                           REUNION INDUSTRIES, INC.
                              TABLE OF CONTENTS
                                                                      Page No.
                                                                      --------
                                    PART I

Item 1.   Business                                                        4
Item 2.   Properties                                                     12
Item 3.   Legal Proceedings                                              13
Item 4.   Submission of Matters to a Vote of Security Holders            16

                                   PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                                  16
Item 6.   Selected Financial Data                                        17
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                19
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk     41
Item 8.   Consolidated Financial Statements and Supplementary Data       42
Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosures                      42

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant             42
Item 11.  Executive Compensation                                         42
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                        43
Item 13.  Certain Relationships and Related Transactions                 43
Item 14.  Controls and Procedures                                        43

                                   PART IV

Item 15.  Exhibits, Financial Statements Schedules,
            and Reports on Form 8-K                                      44

SIGNATURES                                                               45

CERTIFICATIONS                                                        46-47

                          FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. The forward-looking statements contained in this report are enclosed in brackets [] for ease of identification. Note that all forward-looking statements involve risks and uncertainties. Factors which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements include, but are not limited to, the strengths of the markets which the Company serves, the Company's ability to complete its restructuring plan and sell assets at acceptable prices and the Company's ability to refinance certain of its debts. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                                    PART I

ITEM 1.     BUSINESS

GENERAL

     Reunion Industries, Inc., a Delaware corporation ("Reunion Industries" or "Reunion"), is the successor by merger, effective March 16, 2000, of Chatwins Group, Inc. ("Chatwins Group") with and into Reunion Industries, Inc. The term "Company" refers to Reunion after the merger. Reunion Industries' executive offices are located at 11 Stanwix Street, Suite 1400, Pittsburgh, Pennsylvania 15222 and its telephone number is (412) 281-2111.

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, leaf springs and precision plastic components. Until December 2001, the Company's products also included heavy-duty cranes, bridge structures and materials handling systems. These businesses were sold during 2002 and are reported as discontinued operations.

     The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals, home electronics, office equipment and consumer goods. The Company's business units are organized into two major product categories:

* Metals manufactures and markets fabricated and machined industrial metal parts and products including large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and leaf springs.

* Plastics manufactures precision molded plastic parts and provides engineered plastics services.

     Metals includes two reportable segments: Pressure vessels and springs; Cylinders. Plastics is a single segment.

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

     Our Metals businesses include:

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

     Hanna - Hanna, founded in 1901 with locations in Chicago, Illinois and Libertyville, Illinois, designs and manufactures a broad line of hydraulic and pneumatic cylinders, actuators, accumulators and manifolds. These products are used in a wide variety of industrial and mobile machinery and equipment requiring the application of force in a controlled and repetitive process. Hanna's specialty is custom cylinders in both small quantities packaged by its distributors with valves, pumps and controls as complete fluid power systems and large quantities sold directly to equipment manufacturers. [We plan to combine Hanna's Chicago operations with operations in the facility in Libertyville as liquidity permits.]

     Steelcraft - Steelcraft, founded in 1972 and located in Miami, Oklahoma, manufactures and sells cold-rolled steel leaf springs. Its principal customers are manufacturers of trailers for boats, small utility vehicles and golf carts and makers of recreational vehicles and agricultural trailers.

     Markets and Customers.   Metals operates in mature markets.  Except for
pressure vessels, Metals' products are sold in highly competitive markets both in the U.S. and internationally and compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies, on the basis of price, service, quality and the ability to supply customers in a timely manner. CPI is the dominant provider of pressure vessels in the U.S. Many of our competitors have financial and other resources that are substantially greater than ours. [Competitive pressures or other factors could cause us to lose market share or erode prices which could negatively impact the Company's results of operations.]

     Individual customers sometimes account for more than 10% of Metals' sales. During 2002, one customer in our cylinders product line accounted for 11% of Metals' sales. We believe our relationship with this customer is good. [However, loss of this customer could negatively affect the Company's results of operations.]

     Sales and Marketing.   Metals markets and distributes its products in a
variety of ways including in-house marketing and sales personnel at all of its divisions, domestic independent and manufacturer representatives, domestic and international agents and independent distributors that specialize in metal products.

     Raw Materials.   The major raw materials used by Metals include welded
and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions, all of which are supplied by various domestic sources. Prices were stable during 2002. [Increases in the prices of raw materials could negatively affect our operating results if they can not be passed on to our customers.]

     Research and Development.   Our Metals research and development
activities relate to improving the quality and performance of our products.
We also develop ways to meet the design requirements and specifications of customers that require customized products. To do this, there are engineering departments at all major metals manufacturing divisions. Metals' products are not materially dependent on any patents, licenses or trademarks.


PLASTICS

     Our Plastics businesses include two divisions: thermoplastics and thermoset plastics. We do business under the name ORCplastics.

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

Thermoplastics Division

     Markets and Customers.   The markets for thermoplastics' products
exceeded $25 billion annually and are very competitive. The competitors are international companies with multi-plant operations based in the United States, Germany, France and Japan, and approximately 3,800 independent companies located in the United States engaged in the custom molding business. Most of these companies are privately owned and have sales volumes ranging from $3 million to $7 million per year. About one-half of the total injection molding market is supplied by in-house molding shops. The thermoplastics division competes on the basis of customer service, product quality and price.

     During 2002, one customer accounted for approximately 15% of the thermoplastics division's sales (9% of Plastics sales). [Loss of this customer could adversely affect our results of operations]. The thermoplastics division is trying to diversify its customer base and has approximately 500 customers. ORCplastics wants more customers in the business machines, consumer products and medical products industries. [We believe that growth opportunities exist in these industries.]

     Sales and Marketing.   Sales are made through an internal sales staff and
a network of independent manufacturers' representatives working from regional offices throughout the eastern United States. We pay commissions of between 2% and 5% percent of sales based upon volume.

     Raw Materials.   The thermoplastics division uses thermoplastic polymers
which are available from a number of suppliers. Prices for these materials are affected by changes in market demand. Although many of our contracts provide that price increases can be passed through to the customers, [increases in the prices of raw materials could negatively affect our operating results if they can not be passed on to our customers.]

     Research and Development.   Thermoplastics' research and development
activities relate to meeting design requirements and specifications of customers that require customized products. To meet these objectives, the division has engineering personnel at each of its manufacturing locations. The division's business is not materially dependent on any patents, licenses or trademarks.

Thermoset Plastics Division

     Markets and Customers.   The thermoset plastics division competes in a
market with a limited number of privately owned competitors and in-house molders on the basis of product specifications, customer service and price. During 2002, one customer accounted for approximately 18% of the thermoset plastics division's sales (7% of Plastics sales). [The loss of this customer could adversely affect our operating results.] The thermoset plastics division continues to seek new customers not only in the same industries as thermoplastic, but in other industries including automotive.

     Sales and Marketing.   Sales are made through an internal sales staff and
a network of independent representatives throughout the central United States. We pay commissions of between 3% and 5% of sales based on volume.

     Raw Materials.   The thermoset plastics division uses styrene, polyester
resins, fiberglass and commercial phenolics which are available from a number of suppliers. Prices and availability of these materials are affected by changes in market demand. [Increases in the prices of raw materials could negatively affect our operating results if they can not be passed on to our customers.] When possible, if shortages occur, the thermoset plastics division engineers new products to provide its customers a cost-effective alternative to the material in short supply.

     Research and Development.   The thermoset plastics division is focused on
the development of proprietary thermoset materials under the trade name Rosite. This division compounds a wide range of Rosite materials to satisfy its customers' various needs. The thermoset plastics division also provides services in meeting customers' design requirements and specifications of their customized products. Other than Rosite, the thermoset plastics division's business is not materially dependent on any patents, licenses or trademarks.

REPORTABLE SEGMENT DATA - Segment data, including earnings before interest, taxes, depreciation and amortization (EBITDA) for the years ended December 31, 2002, 2001 and 2000 (in thousands except for related notes):

                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
2002:
-----
  Metals:
Pressure vessels and springs    $ 20,135   $  1,103   $     52   $ 13,725
Cylinders                         18,087       (286)        92      9,700
                                --------   --------   --------   --------
  Subtotal Metals                 38,222        817        144     23,425
Plastics                          32,577      1,914        126     16,536
Corporate and other                    -     (3,482)         2     14,799
Discontinued operations                -          -        230          -
                                --------   --------   --------   --------
  Totals                        $ 70,799       (751)  $    502   $ 54,760
                                ========              ========   ========
Depreciation only (5)(6)                     (2,762)
Interest expense                             (8,020)
                                           --------
  Loss from continuing operations
    before income taxes                    $(11,533)
                                           ========
2001:
-----
  Metals:
Pressure vessels and springs    $ 41,594   $  6,085   $    260   $ 17,936
Cylinders                         19,369     (2,182)        26      9,662
                                --------   --------   --------   --------
  Subtotal Metals                 60,963      3,903        286     27,598
Plastics                          38,532     (1,123)     1,066     18,443
Corporate and other                    -     (3,660)        10     14,572
Discontinued operations                -          -      1,535     23,803
                                --------   --------   --------   --------
  Totals                        $ 99,495       (880)  $  2,897   $ 84,416
                                ========              ========   ========
Write-off of impaired goodwill               (2,946)
Depreciation and amortization(5)             (5,392)
Interest expense                             (7,057)
                                           --------
  Loss from continuing operations
    before income taxes                    $(16,275)
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

(2) Headquarters assets at December 31, 2002 and 2001 includes $8.0 million of goodwill. The goodwill relates to the Company's pressure vessel and springs segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of pressure vessels and springs.

(3) Includes the gain of $2.4 million on sale of the land and building of the Company's Chicago, IL hydraulic cylinder location.

(4) Includes the gain of $4.9 million on sale of the Company's Irish plastics operation.

(5) Excludes amortization of deferred financing costs of $752,000, $999,000 and $897,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which is included in interest expense.

(6) The Company ceased amortizing goodwill effective January 1, 2002.


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

     In February 1996, Reunion was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. Since then, the Company has expended $419,275 of remediation costs. The Company estimates completion of this remediation effort to be $15,000.

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. No remediation was performed in 2000, 2001 or 2002 pending the decision. However, the Company has paid $304,000 for its share of consulting services in connection with the hearings. Most recently, the Company's environmental consultants filed with the LDNROC updated amendments to the prior approved plan for sampling and remediation. If approved, the plan will be implemented. At December 31, 2002, after accruing an additional $40,000 in December 2002, the balance accrued for these remediation costs is approximately $1,042,000. The Company believes that future remediation costs will not exceed the amount accrued.

     Litigation on this matter had been stayed pending the determination by the LDNROC as to the extent of remediation that would be required. Most recently, such stay was lifted and the District Court has established a jury trial for September 22, 2003 to determine the necessity for any further remediation and the extent of damages, if any, suffered by the plaintiff owners of the property. The Company is contesting this litigation and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any potential alternative clean-up methodology that might be imposed as a result of the outcome of the litigation.

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

     In response to the USEPA's demand, the Company filed an adversary proceeding in bankruptcy court in the Southern District of Texas in Houston seeking an order to enjoin the efforts of the USEPA to pursue collection of any claims related to the site. The USEPA responded by filing a motion to dismiss based on several jurisdictional and substantive grounds. A status conference was held on August 27, 2002, at which time the judge for the bankruptcy court in the Southern District of Texas in Houston ruled that the court did not have jurisdiction and, at that time, the Company and the USEPA entered into a standstill agreement through December 31, 2002, which has been extended through May 31, 2003.

     In March 2003, the Company and the USEPA reached an agreement in principle to settle the USEPA's demand for payment for $100,000, payable in three installments over a two-year period. This amount has been accrued as of December 31, 2002. This settlement agreement will resolve the USEPA's claims for reimbursement of environmental response costs, but does not resolve all possible claims the United States may have with respect to the Gambonini mine site which could include, but not be limited to, claims for natural resource damage. The United States has given no indication as to whether or not it will pursue such claims. However, the Company has agreed in principle to extend the statute of limitations with respect to any such claims for a period of five years from the date of the execution of the above discussed settlement agreement.

Employees

     At December 31, 2002, Reunion Industries employed 649 full time employees, of whom 282 were employed in Metals and 355 were employed in Plastics. There were 12 corporate employees. The Company believes its relations with its employees are good.

     A breakdown of the Company's workforce by location and function at December 31, 2002 is as follows.

                                                    General and
Group      Location             Manufacturing      Administrative      Total
--------   --------           -----------------   -----------------    -----
                              Union   Non-Union   Union   Non-Union
                              -----   ---------   -----   ---------
Metals:
           McKeesport, PA      93(1)       5       7(2)       16         121
           Chicago, IL                    68                  23          91
           Libertyville, IL               32                   5          37
           Miami, OK                      21                   5          26
           Beijing, China                                      7           7

Plastics:
           Oneida, NY                     58                  11          69
           Phoenix, NY                    73                   5          78
           Siler City, NC                 40                   4          44
           LaFayette, IN      142(3)       2                  20         164

Corporate:
           Pittsburgh, PA                                     12          12
                              ---        ---       -         ---       -----
  Totals                      235        299       7         108         649
                              ===        ===       =         ===       =====

(1)  United Steelworkers of America - Contract expires May 31, 2006.
(2)  United Steelworkers of America - Contract expires May 31, 2006.
(3) International Brotherhood of Electrical Workers - Contract expires February 26, 2006.

     The employees in Beijing, China are Chinese nationals and relate to seamless pressure vessel sales efforts in that region. These employees are not covered by a union nor are they covered by any benefit or insurance plans sponsored by the Company.

     As of December 31, 2002, approximately 37% of the Company's workforce was covered by collective bargaining agreements, none of which expire within one year of December 31, 2002.

Available Information

     Reunion's website is http://www.reunionindustries.com. Reunion makes available free of charge, through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on Reunion's website is not part of this report.

ITEM 2.     PROPERTIES

     The Company has a total of 93.8 acres and approximately 1.3 million square feet under roof being used for ongoing operations. Except for CPI's sales office in Beijing, China and the Company's corporate offices sites in Pittsburgh, PA, which are administrative, all locations are both manufacturing and administrative facilities:

                                 Approx.
                                 Square      Land              Expiration
Group         Location            Feet      Acres     Title       Date
--------      --------          -------     -----     -----    ----------
Metals:       McKeesport, PA    603,000      37.0     Owned         -
              Beijing, China      1,000        -      Leased    10/31/04
              Chicago, IL        85,000        -      Leased    monthly
              Libertyville, IL   56,000        -      Leased    12/31/13
              Milwaukee, WI      68,000       3.2     Owned         -
              Miami, OK          39,000      13.5     Owned         -

Plastics:     Oneida, NY         84,000       9.8     Owned         -
              Phoenix, NY        28,000        -      Leased     1/31/05
              Phoenix, NY        20,000       2.0     Owned         -
              Siler City, NC    130,000       8.3     Owned         -
              LaFayette, IN     168,000      20.0     Owned         -

Headquarters: Pittsburgh, PA      8,000        -      Leased     4/30/05

     The operations of the Company's Milwaukee, WI facility have been relocated to its leased facility in Libertyville, IL. [We plan to dispose of or lease out this facility. We also plan to combine Hanna's Chicago operations with operations in the facility in Libertyville as liquidity permits.]

     We also own 92.7 acres of idle farm land not included above which is adjacent to a former operation we had in Boone County, IL, which we retained when the business was sold. [We are making efforts to dispose of this land.]

     We also own certain oil and gas properties in Louisiana that were retained when we disposed of our oil and gas operations in 2000. We retained these properties because of litigation concerning environmental matters. [We plan to sell these properties when the litigation is resolved.]

     We also hold title to or recordable interests in federal and state leases totaling approximately 55,000 acres near Moab, Utah, known as Ten Mile Potash. Sylvanite, a potash mineral, is the principal mineral of interest and occurrence in the Ten Mile Potash property. To date, Ten Mile Potash has not yielded any significant revenues from mining operations or any other significant revenues. [We plan to pursue the sale or farmout of these interests.]

     All of our facilities have been in operation for a sufficient period of time to demonstrate their suitability for manufacturing and administrative purposes. [The production capacities of our facilities are sufficient for future needs.]

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

     Plaintiffs filed second amended model complaints in the class actions and individual cases on August 24, 2001. The court granted plaintiffs' motion for class certification on February 13, 2002 and certified a class consisting of unpaid structured settlement payees. Both model complaints allege causes of action against the Company for interference with contract and aiding and abetting breach of fiduciary duty. However, pursuant to the standstill agreement, the plaintiffs are taking no action to prosecute these claims against the Company at this time.

     Certain of the financial institution defendants have asserted cross-complaints against the Company for implied and express indemnity and contribution and negligence. The Company denies the allegations of the plaintiffs and the cross-complainant financial institutions and intends to vigorously defend against these actions and cross-actions.

     The Company has been named in approximately 500 separate asbestos suits filed since January 1, 2001 by three plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth and Great Lakes Steel Mills in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. Counsel for the Company has negotiated dismissal of 95 cases without any cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 96 separate actions, all of which are being defended by Allen-Bradley Company.

     In the 2002 fourth quarter, in the Court of Common Pleas of Stark County, Ohio, Putman Properties, Inc. filed a complaint against the Company asserting breach of an exclusive listing contract in connection with the sale of certain property ancillary to the divestiture of the Company's Alliance Machine division in Alliance, Ohio. The plaintiff is a broker who claims entitlement to a commission in the amount of $155,000. The Company has answered the complaint, denies any liability and intends to vigorously defend against this lawsuit. Discovery is ongoing and a mediation is schedule for May 28, 2003 with a trail date of September 22, 2003. No amount has been accrued for this matter in the Company's financial statements.

     In the 2002 fourth quarter, the Company filed suit in the District Court for New Jersey against Paquet, a general contractor doing business in the state of New Jersey. The Company contends that it is owed approximately $1.5 million in overdue payments and backcharges related to the supply of structural steel for the construction of a bridge in New Jersey. The defendant has asserted a counterclaim against the Company in the amount of $2.5 million. Pleadings are not yet closed and discovery is just beginning. The Company intends to vigorously pursue its suit against the defendant and defend against its counterclaim. No amount has been accrued for this matter in the Company's financial statements.

     In the 2002 fourth quarter, Wheeling-Pittsburgh Steel Corporation (debtor) filed suit against the Company in U.S. Bankruptcy Court for the Northern District of Ohio, seeking to compel the return of certain preferential transfers pursuant to 11 U.S.C 547. The debtor seeks a judgment in the amount of $2,705,541. The Company filed an answer alleging that such payments are not avoidable because (a) the transfers were made by the Debtor in the ordinary course of business and (b) the Company extended new value to the Debtor after the transfers were made in an amount exceeding the original payments. The parties have currently begun discovery and a status conference is set before the court on April 21, 2003. No trial dates have been established. The Company intends to vigorously defend against this lawsuit. No amount has been accrued for this matter in the Company's financial statements.

     In connection with the Chapter 11 bankruptcies of LTV Steel Company, Inc.
(LTV), et al, pending in the United States Bankruptcy Court for the Northern District of Ohio, Youngstown Division, LTV has filed a complaint for avoidance and recovery of preferential transfers against Alliance Machine Division, a former division of the Company. Pursuant to an adversary proceeding filed in the LTV Case on December 17, 2002, LTV seeks recovery of $385,000 in alleged preferential transfers, together with costs and attorney's fees. The Company believes it has adequate defenses and intends to vigorously defend against this complaint. No amount has been accrued for this matter in the Company's financial statements.

     In the 2002 fourth quarter, Dick Corporation (Dick) filed an action against the Company in the Court of Common Pleas of Allegheny County, PA.
Dick alleges that the Company breached a contract to supply it with structural steel for use in a construction project for the PA Department of Transportation. Dick seeks damages of approximately $351,000, representing the extra costs allegedly incurred by Dick for Dick to secure structural steel from another vendor. The Company has filed an answer to Dick's complaint in which it denies any liability. Pleading are closed and discovery has begun. The Company believes it has meritorious defenses against Dick's suit and intends to vigorously defend against it. No amount has been accrued for this matter in the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None in the fourth quarter of 2002.


                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER  MATTERS

     Reunion Industries' common stock is traded on the American Stock Exchange. As of March 15, 2003, there were 1,324 holders of record of Reunion Industries' common stock with an aggregate of 16,278,519 shares outstanding. The table below reflects the high and low sales prices for the quarterly periods for 2002 and 2001.

QUARTER ENDED                                        High          Low
-------------                                       ------        ------
2002
     March 31.......................................$0.844        $0.281
     June 30........................................$0.594        $0.109
     September 30...................................$0.450        $0.109
     December 31....................................$0.320        $0.100

2001
     March 31.......................................$1.850        $1.100
     June 30........................................$1.600        $0.870
     September 30...................................$1.490        $0.700
     December 31....................................$0.740        $0.210

     No cash dividends have been declared or paid during the past three years. Cash dividends are limited by the availability of funds, including limitations contained in our lending agreements. [We do not anticipate paying cash dividends on our common stock in the foreseeable future.]

Equity Compensation Plan Information
                                                  Equity Compensation Plans
                                                 ---------------------------
                                                 Approved by    Not Approved
                                                 Security        by Security
                                                 Holders             Holders
                                                 ------------   ------------
Number of Securities to be issued upon
  exercise of outstanding options,
  warrants and rights                                  44,000              -
                                                    =========      =========
Weighted-average exercise price of
  outstanding options, warrants
  and rights                                            $2.94              -
                                                    =========      =========
Number of Securities remaining available
  for future issuance under equity
  compensation plans (excluding outstanding
  options, warrants and rights)                       731,100              -
                                                    =========      =========

ITEM 6. SELECTED FINANCIAL DATA

     All data is reported in thousands, except for per-share data. The data is derived from the consolidated financial statements presented in Item 15 which also should be read. Effective January 1, 2002, we ceased amortizing goodwill.

Year Ended December 31,         2002      2001      2000    1999(1)   1998(1)
                              --------  --------  -------- --------  --------
EARNINGS DATA:

Net sales                     $ 70,799  $ 99,495  $104,721 $ 59,691  $ 67,388
Cost of sales                   61,843    84,457    81,485   46,353    49,560
                              --------  --------  -------- --------  --------
Gross profit                     8,956    15,038    23,236   13,338    17,828
Selling, general and
  administrative  expenses      13,256    15,718    16,388    7,864     8,660
Provision for restructuring          -     6,811         -        -         -
Other (income) expense, net       (787)    1,727    (6,251)     305       367
                              --------  --------  -------- --------  --------
Operating profit (loss)         (3,513)   (9,218)   13,099    5,169     8,801
Interest expense, net(2)         8,020     7,057     6,972    5,261     5,140
Equity in loss from  continuing
  operations  of affiliate           -         -       296      566     4,056
                              --------  --------  -------- --------  --------
Income (loss) before income
  taxes from continuing
  operations                   (11,533)  (16,275)    5,831     (658)     (395)
Provision for (benefit from)
  income taxes(3)                    -    12,678      (616)    (922)     (122)
                              --------  --------  -------- --------  --------
Income (loss) from
  continuing operations       $(11,533) $(28,953) $  6,447 $    264  $   (273)
                              ========  ========  ======== ========  ========

Income (loss) from continuing
  operations applicable to
  common stockholders(4)      $(11,533) $(28,953) $  6,352 $   (192) $   (729)
                              ========  ========  ======== ========  ========
Weighted average common shares
  outstanding(5) - basic        15,591    15,587    13,236    9,500     9,500
                              ========  ========  ======== ========  ========
Weighted average common shares
  outstanding(5) - diluted      15,591    15,612    13,306    9,500     9,500
                              ========  ========  ======== ========  ========
Income (loss) from continuing
  operations per common share
  - basic and diluted(5)      $  (0.74) $  (1.86) $   0.48 $  (0.02) $  (0.08)
                              ========  ========  ======== ========  ========

OPERATING AND OTHER DATA:

Cash flow from (used in)
  operating activities(6)     $   (979) $  5,050  $  5,507 $ (4,168) $ (3,268)
                              ========  ========  ======== ========  ========
Cash flow from (used in)
  investing activities(6)       27,931    (2,532)   27,997   34,494    (5,195)
                              ========  ========  ======== ========  ========
Cash flow from (used in)
  financing activities(6)      (27,337)   (3,863)  (31,385) (30,249)    8,070
                              ========  ========  ======== ========  ========

Depreciation and
  amortization(7)                2,762     5,392     4,639    1,648     1,553
                              ========  ========  ======== ========  ========
Capital expenditures(8)            272     1,362     1,752    1,207     1,717
                              ========  ========  ======== ========  ========

BALANCE SHEET DATA:

Total assets                    55,318    84,416   116,439   67,681    98,329
                              ========  ========  ======== ========  ========
Debt in default                 40,049    64,389         -        -         -
                              ========  ========  ======== ========  ========
Revolving credit facility            -         -    19,367    5,834    34,005
                              ========  ========  ======== ========  ========
Total long-term debt(9)             61     3,793    50,732   49,971    50,019
                              ========  ========  ======== ========  ========
Redeemable preferred stock           -         -         -    8,938     8,482
                              ========  ========  ======== ========  ========
Stockholders' equity
  (deficit)(10)                (30,840)  (17,245)   21,559   (7,870)   (8,594)
                              ========  ========  ======== ========  ========

EBITDA(11):                   $   (751) $   (880) $ 17,738 $  6,817  $ 10,354
                              ========  ========  ======== ========  ========

(1) Represents historical financial data of Chatwins Group as Chatwins Group was considered the acquirer in the merger. The Company has restated such financial data for the classifications of its bridges and cranes and materials handling systems segments as discontinued operations.

(2)   Includes amortization of debt issuance expenses of the following amounts
for the following years:   2002: $752; 2001: $1,011; 2000: $897; 1999: $1,308
and 1998: $671.

(3) In 1998, Chatwins Group had a net refund of $139. In 1999, Chatwins Group paid $279. In 2000, Reunion paid $322. In 2001, Reunion had a net refund of $119. In 2002, Reunion had a net refund of $326.

(4) In determining income (loss) from continuing operations applicable to common stock, income from continuing operations is reduced by accretions of dividends on preferred stock of $95 in 2000 and $456 in each of 1999 and 1998.

(5) Weighted average shares outstanding for the years ended December 31, 1999 and 1998 have been restated to give retroactive effect to the recapitalization of Chatwins Group in connection with the merger.

(6)   Not restated for discontinued operations.

(7) Excludes amortization of debt issuance expenses and depreciation and amortization related to discontinued operations. See note (2) above.

(8)   Excludes capital expenditures of discontinued operations.

(9) Excludes borrowings under revolving credit facilities and includes current maturities of 13% senior notes for 1998 through 2000.

(10) Stockholders' equity has been reduced by accretions for redemption value of and dividends on redeemable preferred stock of $15.0 million through December 31, 2000.

(11)  EBITDA is calculated as follows:

                                2002      2001      2000    1999(1)   1998(1)
                              --------  --------  -------- --------  --------
Income (loss) from continuing
  operations before taxes     $(11,533) $(16,275) $  5,831 $   (658) $   (395)
Interest expense, net(2)         8,020     7,057     6,972    5,261     5,140
Depreciation and
  amortization(7)                2,762     5,392     4,639    1,648     1,553
Write-off of impaired goodwill       -     2,946         -        -         -
Equity loss from continuing
  operations of affiliate            -         -       296      566     4,056
                              --------  --------  -------- --------  --------
     EBITDA                   $   (751) $   (880) $ 17,738 $  6,817  $ 10,354
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

GENERAL

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, leaf springs and precision plastic components. Until December 2001, the Company's products also included heavy-duty cranes, bridge structures and materials handling systems. These businesses were sold during 2002 and are reported as discontinued operations.

     The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals, home electronics, office equipment and consumer goods. The Company's business units are organized into two major product categories:

* Metals manufactures and markets fabricated and machined industrial metal parts and products including large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and leaf springs.

* Plastics manufactures precision molded plastic parts and provides engineered plastics services.

     Metals' includes two reportable segments: Pressure vessels and springs; Cylinders. Plastics is a single segment.

RECENT EVENTS

     In the fourth quarter of 2001, we developed and adopted a restructure plan for our continuing businesses and certain other businesses were identified for disposal. Elements of the plan included consolidation of our pressure vessel operations into one facility, consolidation of our cylinder operations into one facility, eliminate Plastics' corporate headquarters and address certain asset impairments. We also planned to sell our bridges and cranes and material handling systems operations, which we then accounted for as discontinued operations.

     The plan was approved by the Company's board of directors in December 2001. The Company recorded a fourth quarter 2001 charge for restructuring costs, including facility shut-down costs, lease termination costs and asset writedowns, including impaired goodwill related to Plastics, and a charge for estimated loss on disposal of discontinued operations (related solely to Alliance Machine) including phase-out period operating losses, lease termination costs and asset writedowns. The charges are identified below:

                                                                 Discontinued
                                               Restructuring       Operations
                                               -------------    -------------
Asset impairments                                   $  2,673         $  3,771
Goodwill impairment - Plastics                         2,946                -
Lease termination costs                                1,172              995
Reserve for operating losses during phase-out              -            1,633
Employee separations                                      20                -
                                                    --------         --------
Total charges                                       $  6,811         $  6,399
                                                    ========         ========

     During 2002, the Company has made significant progress towards completion of the plan. On September 24, 2002, we sold Kingway, our discontinued materials handling systems operations, for cash proceeds of $25.0 million and a $7.0 million note receivable. Future proceeds from the note receivable are contingent upon the operating results of the combined operations of the buyer's material handling businesses. The net cash proceeds of $24.12 million after transaction-related expenses were used to reduce borrowings under our BOA revolving credit facility of $15.96 million, term loan A facility of $7.11 million and pay overadvance fees of $1.05 million. We realized a net gain of $3.1 million, classified within discontinued operations, on this transaction. Finalization of this sale is subject to a post-closing working capital adjustment. This amount is in dispute between the Company and the buyer. The buyer alleges it is owed approximately $900,000 based on its calculation of working capital on the closing date. Although we have accrued an approximate mid-point estimate of $265,000 related to this post-closing adjustment, based on our review of their calculation we have determined that we are owed an additional $280,000. Pursuant to the asset purchase agreement, both parties have agreed to submit this dispute to a mutually agreed-upon independent accounting firm for resolution in arbitration.

     On June 30, 2002, we sold the inventory and substantially all of the property, plant and equipment of Alliance, our discontinued bridges and cranes operations, for cash proceeds of $3.058 million and the assumption by the buyer of $242,000 of accrued liabilities. We retained all receivables, trade payables and certain other liabilities of this discontinued operation. The net cash proceeds of $3.058 million were used to reduce borrowings under our BOA revolving credit facility ($322,000), term loan A facility ($1.87 million) and capital expenditure facility ($866,000). We realized a loss of $3.9 million, classified within discontinued operations, on this transaction.

     During the first quarter of 2002, NPSAC, the Company's former pressure vessel operations in Clearfield, Utah, was relocated to and combined with the pressure vessel operations in McKeesport, PA. The cylinder operations in Milwaukee, WI have been relocated to our leased facility in Libertyville, IL. The land and building in Milwaukee, WI is being prepared for sale. We have been preparing to move the cylinder operations in Chicago, IL to the Libertyville facility. We closed the Plastics' corporate headquarters in Charlotte, NC and all administrative and managerial positions were eliminated. Plastics' corporate responsibilities have been returned to our manufacturing and administrative operations in Oneida, NY.

     We reevaluated the shut-down of our Plastics operation in Siler City, NC and have determined to maintain our presence in the southern U.S. and service the customers of the Siler City, NC location.

     The cash components of the charge were comprised of reserves for lease termination costs and employee separations. We did not accrue for any additional employee separations related to the restructuring, although such separations totaled approximately 200 employees as of December 31, 2002. The termination costs were recorded upon notification to the employees, which occurred in the same period as the terminations. The following represents a summary of 2002 cash activity of our 2001 restructuring charge (in thousands):

                                                  At       2002       At
Description                                    12/31/01  Activity  12/31/02
---------------------------------------------  --------  --------  --------
Lease termination costs                        $  1,172  $   (311) $    861
Employee separations                                 20       (20)        -
                                               --------  --------  --------
Reserve for restructuring                      $  1,192  $   (331) $    861
                                               ========  ========  ========

     Of the remaining lease termination costs, $761 relates to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah. The remainder relates to lease commitments under idle machinery in the Plastics Group.


RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to
  Year Ended December 31, 2001

Continuing Operations

     Net sales, gross margins and EBITDA percentages for 2002 and 2001 are as follows.

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2002       2001     2002    2001    2002    2001
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $  20,135  $  41,594   14.9%   23.3%    5.5%   14.6%
Cylinders           18,087     19,369   10.8%    5.0%   (1.6%) (11.3%)
Plastics            32,577     38,532   12.3%   11.4%    5.9%   (2.9%)
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  70,799  $  99,495   12.6%   15.1%    3.9%    2.8%
                 =========  =========  ======  ======  ======  ======

     Pressure vessels and springs sales were down significantly in 2002 compared to 2001. This decrease is due primarily to management's decision to shut-down our pressure vessels facility during the first quarter of 2002 and also in July 2002. We made these decisions to reduce spending due to our liquidity problems and to lessen the strain on this segment's raw material vendors. The decrease was also caused by the fact that the first quarter of 2001 included the recognition of $2.8 million of revenues on a large NASA contract manufactured in 2000 but shipped in the first quarter of 2001. We have made significant progress in correcting vendor-related issues with cash proceeds from asset sales resulting in greater raw material availability. Although not a certainty, [this segment's sales should recover to near normal operating levels in 2003].

     Sales of cylinders in 2002 was affected by the temporary manufacturing disruption caused by the relocation of our former Milwaukee, WI cylinder operations to Libertyville, IL and continues to be affected by a softness in this market. Although not a certainty, [management believes this trend will bottom-out and reverse during 2003.]

     The decrease in Plastics revenues is the continuation of a downward trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics facilities. Plastics also lost a top ten customer in the second half of 2001 to competitive bidding on the internet. [Management is seeking to expand Plastics' product offerings in the business machines, consumer products and medical products industries to mitigate this trend. Although not a certainty, [management believes this trend will bottom-out and reverse during 2003.]

     Gross margins in 2001 were negatively affected by inventory charges of $1.3 million at pressure vessels and springs, $0.9 million at cylinders and $350,000 at Plastics. Excluding these charges, the decreases in gross margins across all segments is related to volume declines resulting in a decrease in production activity and our inability to absorb costs. We have responded to these conditions by completing our plan to restructure, including disposing of assets, combining certain operations and eliminating various administrative and management positions. [The benefits of these actions have only been partially realized to date.]

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales in 2001 were negatively affected by charges totaling $2.2 million at pressure vessels and springs, $1.5 million at cylinders and $2.7 million at Plastics.
Excluding these charges, EBITDA and EBITDA as a percentage of sales decreased during 2002 compared to 2001 primarily due to the same factors affecting gross profit margin discussed above. Total EBITDA as a percentage of sales in 2002 and 2001 exclude corporate and other EBITDA of negative $3.2 million and $3.7 million, respectively. A reconciliation of EBITDA to operating losses in 2002 and 2001 by segment and corporate and other is as follows (000's):

                               Operating    Deprec-   Amortiz-
                                    Loss     iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2002:
-----
Pressure vessels and springs    $    366   $    737   $      -   $  1,103
Cylinders                           (609)       323          -       (286)
Plastics                             279      1,635          -      1,914
Corporate and other               (3,549)        67          -     (3,482)
                                --------   --------   --------   --------
  Totals                        $ (3,513)  $  2,762   $      -   $   (751)
                                ========   ========   ========   ========
2001:
-----
Pressure vessels and springs    $  5,056   $    918   $    111   $  6,085
Cylinders                         (2,798)       417        199     (2,182)
Plastics                          (3,101)     1,978          -     (1,123)
Corporate and other               (5,429)        71      1,698     (3,660)
Goodwill impairment               (2,946)         -      2,946          -
                                --------   --------   --------   --------
  Totals                        $ (9,218)  $  3,384   $  4,954   $   (880)
                                ========   ========   ========   ========

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for 2002 were $13.3 million, compared to $15.7 million for 2001. This decrease in SGA is directly related to the decreasing trend in sales, resulting in lower commissions expense, cost cutting measures taken during June 2001 and progress made on the restructuring, both of which included personnel reductions in sales and administration. [Management estimates the savings from these reductions to be approximately $2.0 million annually.] However, the benefits of these cost cutting measures are being more than offset by the continuation of the negative trend in sales and the resulting effect on the Company's ability to absorb costs. SGA expenses as a percentage of sales increased to 18.7% for 2002 compared to 15.8% in 2001. Although SGA as a percentage of sales was higher in 2002 compared to 2001, which was due to the faster rate at which volume decreased compared to decreases in relatively fixed administrative costs, SGA as a percentage of sales should decrease in 2003 with [the volume increases anticipated by management].

Other (Income) Expense

     Other income for 2002 was $0.8 million, compared to other expense of $1.7 million for 2001. The components are as follows:
                                                 2002      2001     Change
                                               --------  --------  --------
Amortization of goodwill and other intangibles $      -  $  2,008  $ (2,008)
Gain on sale of equipment with zero book value     (375)     (375)        -
Other (income) expense, net                        (412)       94      (506)
                                               --------  --------  --------
Total other (income) expense, net              $   (787) $  1,727  $ (2,514)
                                               ========  ========  ========

     We stopped amortizing goodwill effective January 1, 2002. In both December 2001 and January 2002, we sold two items of equipment at $375,000 neither of which had book value. The increase in the remaining other income is primarily due to higher levels of sales of scrap and miscellaneous parts due to cleaning out idled facilities. There were no significant offsetting items netted into other (income) expense, net, in either period.

Interest Expense

     Interest expense, net, for 2002 was almost $8.0 million compared to $7.1 million for 2001. For 2002 and 2001, a total of $2.5 million and $3.1 million, respectively, of interest expense has been allocated to or actually incurred in discontinued operations. On a combined basis, interest expense was $10.5 million in 2002 compared to $10.4 million in 2001. Although our debt has decreased by $24.4 million using cash from asset sales, and prime lending rates have decreased from the end of 2001 levels to the end of 2002 levels, the effect on interest expense resulting from these decreases was more than offset by the increased default rate being paid on the BOA revolving credit and term loan facilities and $1.675 million in overadvance fees paid in 2002.

Income Taxes

     There was no tax provision from continuing operations in 2002 compared to a tax provision of $12.7 million for 2001. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $124.1 million at December 31, 2002, $79.2 million of which expire by 2004. In 2001 and 2002 and continuing until and if the Company returns to profitability and it is more likely than not that the Company will realize some benefit from its loss carryforwards, management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2002 and 2001.

Discontinued Operations

     There was a loss from discontinued operations for 2002 of $1.3 million compared to a loss from discontinued operations of $9.2 million in 2001. The loss from discontinued operations in 2002 relates to a $3.1 million gain on disposal of the discontinued materials handling systems operations in September 2002 partially offset by a loss from its discontinued operations of $0.5 million, which includes allocated interest expense of $2.0 million, and a loss on disposal of the discontinued bridges and cranes operations of $3.9 million, which includes allocated interest expense of $0.5 million. The loss on disposal of the discontinued bridges and cranes operations differed from the 2001 due to adjustments of the carrying values to net realizable value, primarily machinery and equipment and receivables, of assets retained from the sale of the discontinued bridges and cranes operations.

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

     For 2001, discontinued operations includes a total of $3.1 million of interest expense. Interest expense is allocated to discontinued operations on the basis of the percentage of total average assets of discontinued operations to gross total assets for the period presented.

Other Comprehensive Loss

     There was an other comprehensive loss in 2002 of $0.9 million compared to $1.1 million in 2001. Both other comprehensive losses relate to additional minimum pension liabilities recorded as the result of the decline in the fair market value of the assets of the Company's two defined benefit pension plans.

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
                 =========  =========  ======  ======  ======  ======

     The increase in pressure vessel sales in 2001 compared to 2000 was due to a strong order levels in that product line towards the end of 2000, the backlog for which at the end of 2000 was $8.6 million higher than at the end of 1999, and the recognition of $2.8 million of revenues on a large NASA contract shipped in the first quarter of 2001. Gross margin has been affected by a change in product mix towards lower margin domestic products, an increase in unfavorable variances in the fourth quarter of 2001 due to decrease in production activity as the result of lower order levels towards the end of 2001 and provisions for obsolete and slow-moving inventories of $1.3 million in the fourth quarter of 2001. Also, sales of leaf springs in 2001 continued to be impacted by the economic downturn as consumers decreased spending on recreational items, particularly in the marine market. [Management anticipates that these trends will continue into 2002]. Sales of cylinders continues to be affected by a downturn in this market, [a trend which the Company believes will continue into 2002.] Gross margin has been affected accordingly as the decreased volume has significantly impact this segment's ability to absorb costs. Gross margin has also been impacted by provisions for obsolete and slow-moving inventories of $0.9 million in the fourth quarter of 2001.

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

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, and is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales decreased significantly in 2001 compared to 2000 primarily due to the same factors affecting gross profit and margin discussed above. A reconciliation of EBITDA to operating losses in 2002 and 2001 by segment and corporate and other is a s follows (000's):

                               Operating    Deprec-   Amortiz-
                                    Loss     iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2001:
-----
Pressure vessels and springs    $  5,056   $    918   $    111   $  6,085
Cylinders                         (2,798)       417        199     (2,182)
Plastics                          (3,101)     1,978          -     (1,123)
Corporate and other               (5,429)        71      1,698     (3,660)
Goodwill impairment               (2,946)         -      2,946          -
                                --------   --------   --------   --------
  Totals                        $ (9,218)  $  3,384   $  4,954   $   (880)
                                ========   ========   ========   ========
2000:
-----
Pressure vessels and springs    $  6,321   $    750   $    109   $  7,180
Cylinders                          3,957        507        225      4,689
Plastics                             503      2,060          -      2,563
Gain on sale of property           2,441          -                 2,441
Gain on sale of business           4,933          -          -      4,933
Corporate and other               (5,056)        69        919     (4,068)
                                --------   --------   --------   --------
  Totals                        $ 13,099   $  3,386   $  1,253   $ 17,738
                                ========   ========   ========   ========

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

Provision for Restructuring

     The Company recorded a fourth quarter 2001 charge for restructuring costs, including facility shut-down costs, lease termination costs and asset writedowns, including impaired goodwill related to Plastics. Components of the fourth quarter 2001 charge for restructuring are as follows:

                                                Metals   Plastics   Totals
                                               --------  --------  --------
Asset impairments                              $    613  $  2,060  $  2,673
Goodwill impairment                                   -     2,946     2,946
Lease termination costs                             927       245     1,172
Employee separations                                 20         -        20
                                               --------  --------  --------
Total charges                                  $  1,560  $  5,251  $  6,811
                                               ========  ========  ========

Other (Income) Expense

     Other expense for 2001 was $1.7 million, compared to other income of $6.3 million for 2000. The components are as follows:

                                                 2001      2000     Change
                                               --------  --------  --------
Goodwill and other intangibles amortization    $  2,008  $  1,253  $    755
Gain on sale of equipment                          (375)        -      (375)
Gain on sale of Irish plastics business               -    (4,933)    4,933
Gain on sale of Chicago, IL property                  -    (2,441)    2,441
Other (income) expense, net                          94      (130)      224
                                               --------  --------  --------
Total other (income) expense, net              $  1,727  $ (6,251) $  7,978
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

Other Comprehensive Loss

     There was an other comprehensive loss in 2001 of $1.1 million. The other comprehensive loss relates to additional minimum pension liabilities recorded as the result of the decline in the fair market value of the assets of the Company's two defined benefit pension plans.


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

Recent Events

     In the fourth quarter of 2001, we developed and adopted a restructure plan for our continuing businesses and certain other businesses were identified for disposal. Elements of the plan included consolidation of our pressure vessel operations into one facility, consolidation of our cylinder operations into one facility, eliminate Plastics' corporate headquarters and address certain asset impairments. We also planned to sell our bridges and cranes and material handling systems operations, which we then accounted for as discontinued operations.

     The plan was approved by the Company's board of directors in December 2001. The Company recorded a fourth quarter 2001 charge for restructuring costs, including facility shut-down costs, lease termination costs and asset writedowns, including impaired goodwill related to Plastics, and a charge for estimated loss on disposal of discontinued operations (related solely to Alliance Machine) including phase-out period operating losses, lease termination costs and asset writedowns. The charges are identified below:

                                                                 Discontinued
                                               Restructuring       Operations
                                               -------------    -------------
Asset impairments                                   $  2,673         $  3,771
Goodwill impairment - Plastics                         2,946                -
Lease termination costs                                1,172              995
Reserve for operating losses during phase-out              -            1,633
Employee separations                                      20                -
                                                    --------         --------
Total charges                                       $  6,811         $  6,399
                                                    ========         ========

     During 2002, the Company has made significant progress towards completion of the plan. On September 24, 2002, we sold Kingway, our discontinued materials handling systems operations, for cash proceeds of $25.0 million and a $7.0 million note receivable. Future proceeds from the note receivable are contingent upon the operating results of the combined operations of the buyer's material handling businesses. The net cash proceeds of $24.12 million after transaction-related expenses were used to reduce borrowings under our BOA revolving credit facility of $15.96 million, term loan A facility of $7.11 million and pay overadvance fees of $1.05 million. We realized a net gain of $3.1 million, classified within discontinued operations, on this transaction. Finalization of this sale is subject to a post-closing working capital adjustment. This amount is in dispute between the Company and the buyer. The buyer alleges it is owed approximately $900,000 based on its calculation of working capital on the closing date. Although we have accrued an approximate mid-point estimate of $265,000 related to this post-closing adjustment, based on our review of their calculation we have determined that we are owed an additional $280,000. Pursuant to the asset purchase agreement, both parties have agreed to submit this dispute to a mutually agreed-upon independent accounting firm for resolution in arbitration.

     On June 30, 2002, we sold the inventory and substantially all of the property, plant and equipment of Alliance, our discontinued bridges and cranes operations, for cash proceeds of $3.058 million and the assumption by the buyer of $242,000 of accrued liabilities. We retained all receivables, trade payables and certain other liabilities of this discontinued operation. The net cash proceeds of $3.058 million were used to reduce borrowings under our BOA revolving credit facility ($322,000), term loan A facility ($1.87 million) and capital expenditure facility ($866,000). We realized a loss of $3.9 million, classified within discontinued operations, on this transaction.

     During the first quarter of 2002, NPSAC, the Company's former pressure vessel operations in Clearfield, Utah, was relocated to and combined with the pressure vessel operations in McKeesport, PA. The cylinder operations in Milwaukee, WI have been relocated to our leased facility in Libertyville, IL.

The land and building in Milwaukee, WI is being prepared for sale. We have been preparing to move the cylinder operations in Chicago, IL to the Libertyville facility. We closed the Plastics' corporate headquarters in Charlotte, NC and all administrative and managerial positions were eliminated. Plastics' corporate responsibilities have been returned to our manufacturing and administrative operations in Oneida, NY.

     We reevaluated the shut-down of our Plastics operation in Siler City, NC and have determined to maintain our presence in the southern U.S. and service the customers of the Siler City, NC location.

     The cash components of the charge were comprised of reserves for lease termination costs and employee separations. We did not accrue for any additional employee separations related to the restructuring, although such separations totaled approximately 200 employees as of December 31, 2002. The termination costs were recorded upon notification to the employees, which occurred in the same period as the terminations. The following represents a summary of 2002 cash activity of our 2001 restructuring charge (in thousands):

                                                  At       2002       At
Description                                    12/31/01  Activity  12/31/02
---------------------------------------------  --------  --------  --------
Lease termination costs                        $  1,172  $   (311) $    861
Employee separations                                 20       (20)        -
                                               --------  --------  --------
Reserve for restructuring                      $  1,192  $   (331) $    861
                                               ========  ========  ========

     Of the remaining lease termination costs, $761 relates to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah. The remainder relates to lease commitments under idle machinery in the Plastics Group.

13% Senior Notes

     The Company has not been able to pay its $1.616 million semi-annual interest payment since November 1, 2001 or its $12.5 million May 2002 sinking fund payment due to lack of funds, resulting in a default under the senior note indenture. As a result, our senior note obligation of $24.9 million is classified as debt in default on the consolidated balance sheet at December 31, 2002 and is currently subject to various remedies including, but not limited to, acceleration of all amounts outstanding. The senior notes are subordinated to the Bank of America revolving and term loan credit facilities. We have been pursuing a refinancing of our bank debt with various lenders. If successful, [we will seek to defer principal maturities and interest payments under our senior note obligations].

Bank of America Revolving and Term Loan Credit Facilities

     Reunion entered into senior secured credit facilities with Bank of America and other lenders when we merged in 2000. These credit facilities consisted of a $39.0 million revolving credit facility, a $25.8 million term loan A facility amortizing in 84 monthly principal payments, a $5.0 million term loan B facility amortizing in 36 monthly principal payments, and $2.7 million of available borrowing capacity under a capital expenditures facility which amortizes in 60 monthly principal payments when borrowed. Since entering into these facilities, we borrowed $1.2 million under the capital expenditures facility and have repaid all of the term loan B, all amounts outstanding under the capital expenditure facility and $22.4 million of the term loan A. Proceeds for these repayments have come primarily from asset sales.

     Interest on the Bank of America facilities is tied to their prime rate, as defined in the financing agreements, and are the prime rate plus 0.50% for the revolving credit facility and the prime rate plus 0.75% for the term loan A facility. During 2002, we paid default rates of interest of the prime rate plus 4% through September 2002 and then prime plus 2.75% on the revolving credit facility and prime plus 3% on the term loan A thereafter.

     Since entering into the BOA facilities, we have incurred significant incremental costs related to our bank financing. These costs total $4.3 million, including $2.6 million paid to BOA relating to amendment and overadvance fees and approximately $0.6 million in default interest. The additional incremental costs included legal fees, audit and consultant fees and reappraisal costs. Of the $4.3 million in incremental costs, $3.3 million was incurred in 2002, $0.2 million in 2001 and $0.8 million in 2000. These costs have negatively affected our liquidity.

     The Bank of America credit facilities are collateralized by a first priority lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, property, plant and equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

     The facilities require Reunion to comply with financial covenants, including fixed charge coverage and leverage tests, and other covenants. The fixed charge coverage covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter. The components of the calculation are on a rolling twelve-month basis. The ratio is defined as EBITDA (adjusted to exclude non-financed capital expenditures and income taxes paid) divided by fixed charges (defined as scheduled or required principal and interest payments on debt). The leverage test is defined as the ratio of funded debt to EBITDA. Funded debt is defined as all secured and unsecured long-term debt, including current maturities. See "Covenant Compliance" below.

     In addition, the facilities contain various affirmative and negative covenants, including limitations on stockholder and related party distributions. The Company was in compliance with all such non-financial covenants. The facilities require Reunion to pay the reasonable expenses incurred by the lenders in connection with the facilities. Available borrowings under the Bank of America revolving credit facility are based upon a percentage of eligible receivables and inventories.

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

     Due to the rate and level of the downturns in our markets in 2001, we took cost cutting measures and implemented capital expenditure restrictions during the third and fourth quarters of 2001 but which were not enough to achieve ratio compliance. For the quarter ended September 30, 2001, the Company's fixed charge coverage ratio was 0.79:1 and the funded debt to EBITDA ratio was 5.61:1 resulting in a default under the BOA Financing and Security Agreement. Operating results during 2002 were not sufficient to achieve covenant compliance.

     Our BOA credit facilities totaling $15.2 million are classified as debt in default on the consolidated balance sheet at December 31, 2002 and currently subject to various remedies including, but not limited to, acceleration of all amounts outstanding and liquidation of loan collateral.

Summary of 2002 Activities

     Cash and cash equivalents totaled $0.8 million at December 31, 2002, compared to $1.2 million (including $0.5 million classified within discontinued operations) at December 31, 2001, a decrease of $0.4 million. This decrease resulted from $27.9 million of cash provided by investing activities being more than offset by $1.0 million of cash being used by operating activities and $27.3 million of cash used in financing activities.

Operating Activities

     Cash used by operating activities of $1.0 million in 2002 was the result of a decrease in net working capital, as lower volume levels led to cash generation from reductions in receivables and inventories and as tighter liquidity resulted in a slowdown in payments to vendors, being more than offset by losses.

Investing Activities

     The Company disposed of its discontinued bridges and cranes and material handling systems operations for total cash proceeds of $28.1 million and sold machinery and equipment with no book value during 2002, generating $0.4 million in cash proceeds. Capital expenditures were $0.5 million.

Financing Activities

     The Company made scheduled repayments of debt totaling $3.8 million, which included $3.7 million on term loan A and $103,000 on the capital expenditures facility. We made another $9.0 million of term loan A repayments and fully repaid the capital expenditures facility for $0.9 million.
Revolving credit facility borrowings decreased $10.7 million during the year. These debt reductions were funded primarily from cash proceeds from asset sales. Other debt repayments totaling $87,000 represent payments on capital lease obligations and other debt.

CONTRACTUAL OBLIGATIONS

     The following represents a tabular summarization of the Company's contractual obligations at December 31, 2002 (in thousands):

                                         Less
                                         Than     1 to 3    4 to 5     After
Description                    Total    1 Year     Years     Years    5 Years
--------------------------   --------  --------  --------  --------  --------
Debt in default              $ 40,049  $ 40,049  $      -  $      -  $      -
Notes payable                   4,661     4,661         -         -         -
Notes payable - related
  parties                       4,615     4,615         -         -         -
Capital lease obligations
  and SBA loans                   149        89        57         3         -
Noncancellable operating
  lease commitments            14,070     2,628     3,313     1,754     6,375
                             --------  --------  --------  --------  --------
Total contractual
  obligations                $ 63,544  $ 52,042  $  3,370  $  1,757  $  6,375
                             ========  ========  ========  ========  ========

     The above table shows the contractual aggregate maturities of debt in default. Due to its default status, all such debt and the revolving credit facility of $11.8 million is classified as current in the accompanying consolidated balance sheet at December 31, 2002. Notes payable and notes payable - related parties, although contractually due, may not be paid due to restrictions imposed by the BOA financing and security agreement.


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

     Accounts receivable are presented net of a reserve for doubtful accounts of $300,000 at December 31, 2002 and $212,000 at December 31, 2001, which represented 2.6% and 1.7%, respectively, of gross trade receivables (excluding other non-trade receivables).

Inventories and Inventory Reserves

     Inventories are stated at the lower of cost or market, at costs which approximate the last-in, first-out method of inventory valuation for approximately 62% and 64% of total inventories at December 31, 2002 and 2001, respectively. The remainder are at costs which approximate the first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. Reserves for excess, slow-moving and obsolete inventories are based on reviews of inventory usage reports for items more than one year old. The Company evaluates its inventories on a quarterly basis to identify excess, slow-moving and obsolete inventories and assess reserve adequacy. When this evaluation indicates such inventories exist, the reserve is increased by a charge to operations or such inventories are written off.

Goodwill and Impairment

     The excess of the purchase consideration over the fair value of the net assets of acquired businesses is considered to be goodwill and, until December 31, 2001, was being amortized over 15 years using the straight-line method.

     The Company reviews goodwill when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We also review goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill be tested annually using a two-step process. The first is to identify any potential impairment by comparing the carrying value of reporting units to their fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss.
Reporting unit fair value is estimated using the income approach, which assumes that the value of a reporting unit can be computed as the present value of the assumed future returns of an enterprise discounted at a rate of return that reflects the riskiness of an investment. A significant increase in the rate at which the assumed future returns are discounted could result in an unexpected impairment charge to goodwill, which could have a negative impact on our operating results.

     At December 31, 2002, the Company had $11.0 million of goodwill on its consolidated balance sheet. Of the $11.0 million of goodwill, $9.5 million relates to the pressure vessels and springs segment and $1.5 million relates to the cylinders segment. We have completed all transitional and annual impairment tests necessary to date and concluded that our goodwill is not impaired.

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

     The Company uses the fair value of plan assets to determine the expected and actual returns on plan assets. The difference between the expected return and actual return is deferred. During the second half of 2001 and the year 2002, the fair value of assets in both of the Company's defined benefit pension plans decreased for various reasons, including a downturn in the overall economy and unusual world events. This decrease in asset values resulted in the Company recording additional minimum pension liabilities in excess of amounts previously accrued totalling $2.0 million, which is classified as accumulated comprehensive loss within stockholders' deficit at December 31, 2002. Although management believes the long-term rates of return used to calculate the expected returns on plan assets are reasonable, a trend of actual returns being less than expected returns has developed such that future pension costs will likely increase.

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

     [The Company currently expects consolidated pension costs for 2003 to increase from 2002.]

Other Postretirement Benefits

     The Company provides health benefits for certain retired employees at the Company's pressure vessel operations and Plastics and of its Corporate Executive Payroll. These plans are not funded. Other postretirement benefit costs and the benefit obligation are actuarially determined based on discount rates and expected trends in healthcare costs. Recent experience has been less favorable during 2002 than the actuarial assumptions resulting in a deferral of costs. As a result, [the Company currently expects consolidated other postretirement benefit costs for 2003 to increase from 2002.]

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and awards. Accordingly, no compensation costs for stock options is included in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amend APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended December 31, 2002.

     The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                   Year Ended December 31,
                                                   2002      2001      2000
                                                 --------  --------  --------
Net (loss) income as reported                    $(12,859) $(38,128) $  5,140
Add:     Stock-based employee compensation
         expense included in reported results           -         -         -
Deduct:  Total stock-based employee compensation
         determined under fair value method for
         stock options, net of tax                      -      (246)     (390)
Deduct:  Preferred dividend accretions                                    (95)
                                                 --------  --------  --------
Pro forma income (loss) applicable to
  common stockholders                            $(12,859) $(38,374) $  4,655
                                                 ========  ========  ========

Basic (loss) earnings per share, as reported     $  (0.82) $  (2.45) $   0.38
                                                 ========  ========  ========
Basic (loss) earnings per share, pro forma       $  (0.82) $  (2.46) $   0.35
                                                 ========  ========  ========
Diluted (loss) earnings per share, as reported   $  (0.82) $  (2.45) $   0.38
                                                 ========  ========  ========
Diluted (loss) earnings per share, pro forma     $  (0.82) $  (2.46) $   0.35
                                                 ========  ========  ========

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

     In February 1996, Reunion was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. Since then, the Company has expended $419,275 of remediation costs. The Company estimates completion of this remediation effort to be $15,000.

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001,

LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. No remediation was performed in 2000, 2001 or 2002 pending the decision. However, the Company has paid $304,000 for its share of consulting services in connection with the hearings. Most recently, the Company's environmental consultants filed with the LDNROC updated amendments to the prior approved plan for sampling and remediation. If approved, the plan will be implemented. At December 31, 2002, after accruing an additional $40,000 in December 2002, the balance accrued for these remediation costs is approximately $1,042,000. The Company believes that future remediation costs will not exceed the amount accrued.

     Litigation on this matter had been stayed pending the determination by the LDNROC as to the extent of remediation that would be required. Most recently, such stay was lifted and the District Court has established a jury trial for September 22, 2003 to determine the necessity for any further remediation and the extent of damages, if any, suffered by the plaintiff owners of the property. The Company is contesting this litigation and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any potential alternative clean-up methodology that might be imposed as a result of the outcome of the litigation.

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

     In response to the USEPA's demand, the Company filed an adversary proceeding in bankruptcy court in the Southern District of Texas in Houston seeking an order to enjoin the efforts of the USEPA to pursue collection of any claims related to the site. The USEPA responded by filing a motion to dismiss based on several jurisdictional and substantive grounds. A status conference was held on August 27, 2002, at which time the judge for the bankruptcy court in the Southern District of Texas in Houston ruled that the court did not have jurisdiction and, at that time, the Company and the USEPA entered into a standstill agreement through December 31, 2002 which has been extended through May 31, 2003.

     In March 2003, the Company and the USEPA reached an agreement in principle to settle the USEPA's demand for payment for $100,000, payable in three installments over a two-year period. This amount has been accrued as of December 31, 2002. This settlement agreement will resolve the USEPA's claims for reimbursement of environmental response costs, but does not resolve all possible claims the United States may have with respect to the Gambonini mine site which could include, but not be limited to, claims for natural resource damage. The United States has given no indication as to whether or not it will pursue such claims. However, the Company has agreed in principle to extend the statute of limitations with respect to any such claims for a period of five years from the date of the execution of the above discussed settlement agreement.


FACTORS THAT COULD AFFECT FUTURE RESULTS

Reunion is a Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $57,799,000, the defaults of the BOA Financing and Security Agreement and the 13% senior notes, and the lack of borrowing capacity under its revolving credit facility indicate that [the Company may not be able to continue as a going concern for a reasonable period of time.] The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reunion's vendors may restrict credit terms

     We have corrected many vendor-related problems with liquidity generated from asset sales. However, another period of tight liquidity could result in key vendors restricting or eliminating the extension of credit terms to us. If this would happen, our ability to obtain raw materials would be strained significantly and our ability to manufacture products would be reduced.

Reunion may not be able to consummate a planned refinancing

     We have made significant progress recently on a planned refinancing of our BOA term and revolving credit obligations. However, it is not a certainty that this planned refinancing will happen. If we are unable to refinance our BOA credit facilities, they may move to take advantage of all remedies available to them including, but not limited to, acceleration of all amount currently due and a liquidation of their collateral.

Reunion's senior noteholders may accelerate

     Although our senior note obligations are in default, the senior noteholders have stood still as we continue to work through the refinancing of our BOA credit facilities. However, it is not a certainty that they will continue to stand still and they may move to take advantage of all remedies available to them including, but not limited to, acceleration of all amount currently due.

Reunion's current bank lender may require us to pay exorbitant fees and cause us to incur significant incremental costs again

     Since entering into the BOA facilities, we have incurred significant incremental costs related to our bank financing. These costs total $4.3 million, including $2.6 million paid to BOA relating to amendment and overadvance fees and approximately $0.6 million in default interest. The additional incremental costs included legal fees, audit and consultant fees and reappraisal costs. These costs have negatively affected our liquidity. If we do not refinance our BOA credit facilities, they could continue to strain our liquidity with incremental fees and costs.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. This statement will be effective for us for the year ending December 31, 2003. The adoption of this statement is not expected to have a material effect on our results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains many of its fundamental provisions.
SFAS 144 also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" but retains its provision to separately report discontinued operations and extends that reporting to a component of an entity, as defined therein, that either has been disposed of or is classified as held for sale, thus broadening the presentation of discontinued operations to include more disposal transactions. Effective January 1, 2002, the Company adopted this statement with no effect on financial position or results of operations. However, certain amounts related to our discontinued operations as of December 31, 2001 have been reclassified in the condensed consolidated balance sheet to conform to the presentation requirements of SFAS 144.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for us for the year ending December 31, 2003. We are attempting to buy back the senior notes at a discount. If successful, the adoption of this statement could have a material effect on our results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses accounting for and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Whereas, EITF 94-3 requires an estimated liability to be recognized for exit or disposal activities at the date an entity commits to an exit plan. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We adopted a restructuring plan in the fourth quarter of 2001 pursuant to the guidance of EITF 94-3. Should we engage in any future exit, disposal or restructuring activities, the guidance set forth in SFAS 146 will be followed.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands the disclosure requirements related to guarantees and requires that a liability be recorded in the guarantor's balance sheet upon issuance of guarantees. The initial recognition and measurement provisions will be applied on a prospective basis to guarantees issued after December 31, 2002. The disclosure provisions are effective for financial statement periods ending after December 31, 2002. Because our financing agreements prohibit us from guaranteeing, either directly or otherwise, the indebtedness of others, the adoption of FIN 45 is not expected to have a significant impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. We will adopt the disclosure provisions of SFAS No. 148. The interim disclosure requirements are effective for our 2003 first quarter. We do not expect the adoption of SFAS No. 148 to have an effect on our results of operations or financial position.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, Reunion Industries has market risk exposure to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and Reunion Industries' strategies to manage the exposure is discussed below.

     Reunion Industries manufactures its products in the United States and sells its products in the United States and in foreign countries. The countries to which the Company exports its products vary from year to year. International sales in 2002 and 2001 were in four areas: the Far East; Mexico; Western Europe; and Canada. The majority of international sales in 2002 and 2001 relate to pressure vessel sales to customers in Taiwan and the People's Republic of China. Of Reunion's $70.8 million of consolidated net sales for 2002, $9.6 million were export sales, of which $7.7 million related to pressure vessel sales and $1.6 million related to Plastics. The remainder related to cylinder sales, primarily, in Canada. Of the $7.7 million of foreign pressure vessel sales, approximately $6.7 million was in the Far East (principally China and Taiwan) and $0.7 million was in Western Europe. The remainder were in the Middle East and Canada. Plastics export sales included $0.8 million in Mexico with the remainder in Europe and Canada. Of Reunion's $99.5 million of consolidated net sales for 2001, $16.7 million were export sales, of which $12.6 million related to pressure vessel sales and $3.7 million related to Plastics. The remainder related to cylinder sales in Canada. Of the $12.6 million of foreign pressure vessel sales, approximately $9.0 million was in the Far East (principally China and Taiwan) and $2.6 million was in Western Europe. The remainder were in the Middle East and Canada. Plastics export sales included $2.6 million in Mexico with the remainder in Europe and Canada.

     Export sales to foreign countries are denominated in U.S. dollars, the Company's reporting currency. Accordingly, transaction loss exposures due to fluctuations in the currencies of the countries to which the Company's domestic locations export are minimal.

     The major raw materials used by Metals include welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions. The major raw material used by Plastics is thermoplastic polymers. These materials are available from a number of suppliers. [Prices for these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials will not increase in the future.] [Reunion Industries' contracts with its Plastics customers generally provide that such price increases can be passed through to its customers.] A 1.00% change in raw material prices would affect results of operations by approximately $500,000.

Reunion Industries' operating results are subject to risk from interest rate fluctuations on debt that carries variable interest rates. The variable rate debt was approximately $15.2 million at December 31, 2002, which is representative of balances outstanding during the year. A 1.00% change in interest rates would affect results of operations by approximately $150,000.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reunion Industries' consolidated financial statements are set forth beginning at Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Proposal, Election of Directors" and "Management Information; Executive Officers" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2003 annual meeting of stockholders to be filed with the commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Registrant's fiscal year.


ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Management Information" and "Proposal; Election of Directors; Director Compensation" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2003 annual meeting of stockholders to be filed with the commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

     The information under the caption "Ownership Information" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2003 annual meeting of stockholders to be filed with the commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Registrant's fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Ownership Information; Certain Relationships and Related Transactions" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2003 annual meeting of stockholders to be filed with the commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Registrant's fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

     Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Reunion's principal executive officer and principal financial officer have concluded that Reunion's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act) are effective to ensure that information required to be disclosed by Reunion in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in reunion's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of the Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

The following consolidated financial statements and financial statement schedules of Reunion Industries, Inc. and its subsidiaries are included in
Part II, Item 8:

1.   Financial Statements (Pages F-1 through F-46)

     Report of Independent Public Accountants - Ernst & Young LLP
     Report of Independent Public Accountants - PricewaterhouseCoopers LLP Statement of Management Responsibility
     Consolidated Balance Sheets - December 31, 2002 and 2001
     Consolidated Statements of Income (Loss) and Comprehensive
       Income (Loss) - Years Ended December 31, 2002, 2001 and 2000 Consolidated Statements of Cash Flows - Years Ended December 31, 2002,
       2001 and 2000
     Notes to Consolidated Financial Statements

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

     (b)   Current Reports on Form 8-K

     On March 31, 2003, the Company filed a Current Report on Form 8-K dated March 31, 2003 to publicly announce the date, time and place of its 2003 annual meeting of stockholders and the date of record for stockholders that will be permitted to vote at the annual meeting.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003                REUNION INDUSTRIES, INC.
      --------------
                                     By: /s/ Charles E. Bradley, Sr.
                                        ----------------------------
                                             Charles E. Bradley, Sr.
                                     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on this 31st day of March, 2003.

Signature                                           Title
---------                                           -----

/s/ Kimball J. Bradley                President, Chief Operating Officer
---------------------------           and Director
    Kimball J. Bradley

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

/s/ Thomas L. Cassidy                 Director
---------------------------
    Thomas L. Cassidy

/s/ W. R. Clerihue                    Director
---------------------------
    W. R. Clerihue

/s/ Franklin Myers                    Director
---------------------------
    Franklin Myers

/s/ John G. Poole                     Director
---------------------------
    John G. Poole

                                CERTIFICATION

I, Charles E. Bradley, Sr., certify that:

1.  I have reviewed this annual report on Form 10-K of Reunion
    Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003             By /s/ Charles E. Bradley, Sr.
      --------------                ------------------------------
                                        Charles E. Bradley, Sr.
                                     Chairman and Chief Executive
                                 Officer (principal executive officer)

                                CERTIFICATION

I, John M. Froehlich, certify that:

1.  I have reviewed this annual report on Form 10-K of Reunion
    Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003             By /s/ John M. Froehlich
      --------------                ------------------------------
                                        John M. Froehlich
                                     Chief Financial Officer
                                  (principal financial officer)

                           REUNION INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              Page
------------------------------------------                              ----

Report of Independent Auditors - Ernst & Young LLP......................F-2
Report of Independent Accountants - PricewaterhouseCoopers LLP..........F-3
Statement of Management Responsibility..................................F-4
Consolidated Balance Sheet..............................................F-5
Consolidated Statement of Income (Loss) and
  Comprehensive Income (Loss)...........................................F-6
Consolidated Statement of Cash Flows....................................F-7
Notes to Consolidated Financial Statements..............................F-10

                       REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Reunion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Reunion Industries, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income (loss) and comprehensive income (loss) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reunion Industries, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Reunion Industries, Inc. will continue as a going concern. As more fully described in
Note 1, at December 31, 2002, the Company is in default on $40.0 million of debt, has a deficiency in working capital of $57.8 million, a loss from continuing operations of $11.5 million, and a deficiency in assets of $30.8 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2002.

                            /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 14, 2003

                      Report of Independent Accountants


To the Board of Directors
and Stockholders of
Reunion Industries, Inc.

     In our opinion, the consolidated statements of income (loss) and comprehensive income (loss) and of cash flows for each of the year ended December 31, 2000 presents fairly, in all material respects, the results of operations and cash flows of Reunion Industries, Inc. and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Reunion Industries, Inc. for any period subsequent to December 31, 2000.

     Reunion merged with Chatwins Group, Inc. (Chatwins), an affiliate company on March 16, 2000. Chatwins was considered the acquiring company for financial reporting purpose. Effective with the merger, the combined company retained the name Reunion Industries, Inc.

                        /s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
April 18, 2001

                    Statement of Management Responsibility

     Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements included in Reunion's 2002 Annual Report on Form 10-K. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include some amounts based on management's best judgments and estimates.

     Management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is regularly monitored by direct management review. Management believes that Reunion's internal controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and maintaining accountability for assets.

     The Audit Committee of the Board of Directors, composed solely of Directors who are not employees or officers of Reunion, meets on a regular basis with the independent accountants and management to discuss internal business controls, auditing and financial reporting matters. The Committee reviews with the independent accountants the scope and results of the audit effort. The Committee also meets with the independent accountants without management present to ensure that the independent accountants have free access to the Committee.

     The independent accountants, Ernst & Young LLP, are engaged to audit the consolidated financial statements of Reunion and to conduct such tests and related procedures as they deem necessary in accordance with generally accepted auditing standards. The opinion of the independent accountants, based on their audits of the consolidated financial statements, is contained in this Annual Report on Form 10-K.




/s/ Charles E. Bradley, Sr.            /s/ John M. Froehlich
------------------------------         ------------------------------
    Charles E. Bradley, Sr.                John M. Froehlich
    Chairman of the Board and              Executive Vice President and
    Chief Executive Officer                Chief Financial Officer

                           REUNION INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                           At December 31,     At December 31,
                                                     2002                2001
                                           --------------      --------------
     ASSETS:
Cash and cash equivalents                        $    807            $    686
Receivables, net                                   12,269              12,347
Advances to employees                                 113                 213
Inventories, net                                    7,895              10,814
Other current assets                                1,913               1,219
Net assets of discontinued operations, current          -               5,162
                                                 --------            --------
     Total current assets                          22,997              30,441

Property, plant and equipment, net                 16,716              19,134
Due from related parties                            1,496               1,488
Goodwill, net                                      11,007              11,443
Other assets, net                                   3,102               3,269
Net assets of discontinued operations,
  non-current                                           -              18,641
                                                 --------            --------
Total assets                                     $ 55,318            $ 84,416
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Debt in default                                  $ 40,049            $ 64,389
Current maturities of debt                             89                  87
Trade payables                                     10,961              11,211
Accrued salaries and benefits                       2,247               2,544
Accrued interest                                    6,748               2,747
Accrued environmental reserves                      1,168               1,076
Reserve for restructuring                             861               1,192
Due to related party                                2,422               1,302
Other current liabilities                           6,975               3,102
Notes payable                                       4,661               1,017
Notes payable - related parties                     4,615               4,615
                                                 --------            --------
     Total current liabilities                     80,796              93,282

Long-term debt                                         61               3,793
Other liabilities                                   5,301               4,586
                                                 --------            --------
     Total liabilities                             86,158             101,661
                                                 --------            --------
Commitments and contingent liabilities                  -                   -
     Stockholders' deficit:
Common stock ($.01 par value, 20,000,000 shares
  authorized, 16,278,519 and 15,590,619 shares
  issued and outstanding, respectively)               163                 156
Capital in excess of par value                     25,195              25,064
Accumulated other comprehensive loss               (2,010)             (1,136)
Accumulated deficit                               (54,188)            (41,329)
                                                 --------            --------
Stockholders' deficit                             (30,840)            (17,245)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 55,318            $ 84,416
                                                 ========            ========

         See accompanying notes to consolidated financial statements.

                           REUNION INDUSTRIES, INC.
   CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                 (in thousands, except per share information)

                                                  Year Ended December 31,
                                                  2002       2001       2000
                                              --------   --------   --------
     Sales:
Metals                                        $ 38,222   $ 60,963   $ 62,713
Plastics                                        32,577     38,532     42,008
                                              --------   --------   --------
  Total sales                                   70,799     99,495    104,721
                                              --------   --------   --------
     Cost of Sales:
Metals                                          33,266     50,300     45,772
Plastics                                        28,577     34,157     35,713
                                              --------   --------   --------
  Total cost of sales                           61,843     84,457     81,485
                                              --------   --------   --------
  Gross profit                                   8,956     15,038     23,236
Selling, general & administrative               13,256     15,718     16,388
Provision for restructuring                          -      6,811          -
Other (income) expense, net                       (787)     1,727     (6,251)
                                              --------   --------   --------
  Operating profit (loss)                       (3,513)    (9,218)    13,099
Interest expense, net                            8,020      7,057      6,972
Equity in loss from continuing operations
  of affiliate                                       -          -        296
                                              --------   --------   --------
Income (loss) from continuing operations
  before income taxes                          (11,533)   (16,275)     5,831
Provision for (benefit from) income taxes            -     12,678       (616)
                                              --------   --------   --------
Income (loss) from continuing operations       (11,533)   (28,953)     6,447
                                              --------   --------   --------
  Discontinued operations, net of tax:
Loss on disposal of discontinued bridges
  and cranes operations, less applicable
  income taxes of $-0-                          (3,913)         -          -
Estimated loss on disposal of discontinued
  bridges and cranes operations including
  provision of $1,633 for operating losses
  during phase-out period, less applicable
  income taxes of $-0-                               -     (6,399)         -
Loss from discontinued bridges and cranes
  operations, net of applicable income tax
  benefits $-0- and $-0-, respectively               -     (5,294)    (7,229)
Income (loss) from discontinued materials
  handling operations, less applicable
  income taxes of $-0- in all periods             (537)     2,973      6,427
Gain on disposal of discontinued materials
  handling systems operations, less
  applicable income taxes of $-0-                3,124          -          -
Gain on disposal of discontinued agricultural
  operations, less applicable income
  taxes of $-0-                                      -          -      2,286
Loss from discontinued agricultural
  operations, less applicable income
  taxes of $-0- and $-0-, respectively               -       (135)      (639)
Loss on disposal of Discontinued Klemp
  (domestic), less applicable income
  taxes of $-0-                                      -          -       (830)
Provision for estimated (expenses) credit of
  Discontinued Klemp (domestic), less
  applicable income taxes (benefit) of $-0-
  and $-0-, respectively                             -       (320)       530
                                              --------   --------   --------

                           REUNION INDUSTRIES, INC.
   CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
           (continued)(in thousands, except per share information)

                                                   Year Ended December 31,
                                                  2002       2001       2000
                                              --------   --------   --------
Income (loss) from discontinued operations      (1,326)    (9,175)       545
                                              --------   --------   --------
Income (loss) before extraordinary items       (12,859)   (38,128)     6,992
                                              --------   --------   --------
  Extraordinary items, net of tax:
Write-off of deferred financing costs (merger)       -          -     (1,501)
Write-off of deferred financing costs
  (extinguishment of debt)                           -          -        (80)
Equity in loss of extraordinary item
  of affiliate                                       -          -       (271)
                                              --------   --------   --------
  Loss from extraordinary items                      -          -     (1,852)
                                              --------   --------   --------
Net income (loss)                              (12,859)   (38,128)     5,140

  Other comprehensive loss, net of $-0- tax:
Additional pension liability in excess of
  unrecognized prior service cost                 (874)    (1,136)         -
                                              --------   --------   --------
Comprehensive income (loss)                   $(13,733)  $(39,264)  $  5,140
                                              ========   ========   ========
Earnings (loss) applicable to common
  stockholders                                $(12,859)  $(38,128)  $  5,045
                                              ========   ========   ========
Earnings (loss) per common share
  - basic and diluted:
Continuing operations                         $  (0.74)  $  (1.86)  $   0.48
Discontinued operations                          (0.08)     (0.59)      0.04
Extraordinary items                                  -          -      (0.14)
                                              --------   --------   --------
Income (loss) per common share
  - basic and diluted                         $  (0.82)  $  (2.45)  $   0.38
                                              ========   ========   ========
Weighted average shares outstanding - basic     15,591     15,587     13,236
                                              ========   ========   ========
Weighted average shares outstanding - diluted   15,591     15,612     13,306
                                              ========   ========   ========

         See accompanying notes to consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                                  Year Ended December 31,
                                                  2002       2001       2000
                                              --------   --------   --------
  Cash flow from operating activities:
Net (loss) income                             $(12,859)  $(38,128)  $  5,140
Adjustments to reconcile net (loss) income to
  net cash from operating activities:
  Depreciation                                   2,762      4,865      5,276
  Amortization of intangibles                        -      2,354      1,403
  Amortization of deferred financing fees          754      1,011        897
  Write-off of deferred financing fees               -          -      1,635
  Deferred tax provision (benefit)                   -     12,678       (898)
  Equity in net loss of affiliate                    -          -        567
  Gain on sale of Irish plastics subsidiary          -          -     (4,933)
  Gain on sale of discontinued agricultural
    operations                                       -          -     (2,286)
  Gain on sale of property                        (375)      (375)    (2,441)
  Gain (loss) on sale of Discontinued Klemp          -          -        830
  Provision for restructuring                        -      6,811          -
  Provision for estimated loss on disposal of
    discontinued bridges and cranes operations       -      6,399          -
  Provision for inventories                          -      2,485          -
  Provision (credit) for estimated expenses of
    Discontinued Klemp (domestic)                    -        320       (530)
  Payments of expenses of discontinued
    operations                                       -       (445)    (2,219)
  Changes in assets and liabilities:
    Decrease in receivables                      6,431      2,357      4,509
    Decrease (increase) in inventories           1,366      6,443     (1,299)
    (Increase) decrease in other current assets   (662)       656        803
    Increase (decrease) in trade payables
      and other current liabilities              3,585     (2,784)       462
    (Increase) decrease in due from
      related parties                               (8)     2,462        784
    Net change in other assets and liabilities  (1,973)    (2,059)    (2,193)
                                              --------   --------   --------
Cash (used) provided by operating activities      (979)     5,050      5,507
                                              --------   --------   --------
  Cash flow from investing activities:
Proceeds from sale of discontinued materials
  handling systems operations                   25,000          -          -
Proceeds from sale of assets of discontinued
  bridges and cranes operations                  3,058          -          -
Proceeds from sale of property                     375        375      3,013
Proceeds from sale of Irish plastics subsidiary      -          -      9,990
Proceeds from sale of discontinued
  agricultural operations                            -          -     16,500
Cash acquired in merger                              -          -      2,666
Acquisition of NPSAC common stock                    -        (10)         -
Acquisition of Kingway common stock                  -          -       (100)
Capital expenditures                              (502)    (2,897)    (4,072)
                                              --------   --------   --------
Cash provided (used) by investing activities    27,931     (2,532)    27,997
                                              --------   --------   --------

                           REUNION INDUSTRIES, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                (in thousands)
                                                  Year Ended December 31,
                                                  2002       2001       2000
                                              --------   --------   --------
  Cash flow from financing activities:
Proceeds from issuance of debt                       -        534     31,498
Repayments of debt                             (13,740)    (5,312)   (72,323)
Repayments of debt of discontinued operations        -       (680)         -
Repayments to related parties                        -          -     (1,076)
Revolving credit facilities borrowings         116,157    170,795    184,443
Revolving credit facilities repayments        (126,845)  (167,687)  (170,910)
Payments of deferred financing costs                 -       (162)    (1,404)
Net decrease in outstanding checks              (2,909)    (1,351)    (1,613)
                                              --------   --------   --------
Cash used by financing activities              (27,337)    (3,863)   (31,385)
                                              --------   --------   --------
Net (decrease) increase in cash and
  cash equivalents                                (385)    (1,345)     2,119
Less:Change in cash of discontinued operations     506        217       (447)
Cash and cash equivalents, beginning of year       686      1,814        142
                                              --------   --------   --------
Cash and cash equivalents, end of year        $    807   $    686   $  1,814
                                              ========   ========   ========

  Supplemental cash flow information:
Interest paid                                 $  4,619   $  6,208   $  9,716
                                              ========   ========   ========
Income taxes paid (refunded)                  $   (326)  $   (119)  $    322
                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   ACCOUNTING POLICIES

Nature of Business

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, leaf springs and precision plastic components. Until December 2001, the Company's products also included heavy-duty cranes, bridge structures and materials handling systems. These businesses were sold during 2002 and are reported as discontinued operations.

Going Concern

     The Company has not been able to pay its $1.616 million semi-annual interest payment since November 1, 2001 or its $12.5 million May 2002 sinking fund payment on its senior notes due to lack of funds, resulting in a default under the senior note indenture. We are also in default under the Bank of America (BOA or Bank of America) Financing and Security Agreement which, among other things, requires the Company to meet certain financial covenants and ratios, including minimum EBITDA, a minimum fixed charge coverage ratio and a maximum funded debt to EBITDA ratio. The Company has not been in compliance with these financial covenants since the third quarter of 2001. As a result, $40.0 million of debt was classified as debt in default on the consolidated balance sheet at December 31, 2002 and is currently subject to various remedies including, but not limited to, acceleration of all amounts outstanding. The Company is projecting that it will not be in compliance with the covenants of its BOA Financing and Security Agreement or its 13% senior notes over the next twelve months. The Company has generated a net loss of $12,859,000 during the year ended December 31, 2002.

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $57,799,000, the defaults of the BOA Financing and Security Agreement and the 13% senior notes, and the lack of borrowing capacity under the revolving credit facility indicate that we may not be able to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       We have been pursuing a refinancing of our bank debt with various lenders. If successful, we will seek to defer principal maturities and interest payments under our senior note obligations. Although we believe we can accomplish these plans, no assurances exist that we will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period.
Actual results could differ from management's estimates.

Cash and Cash Equivalents

     Cash and cash equivalents consist of demand deposit accounts and other cash equivalents with original maturities of 3 months or less.

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable are net of $300,000 and $212,000 in allowance for doubtful accounts at December 31, 2002 and 2001, respectively. Credit is extended after a credit review by management which is based on a customer's ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. The Company has no concentration of credit risks and generally does not require collateral or other security from its customers.

Inventories and Reserves for Obsolescence

     Inventories are stated at the lower of cost or market, at costs which approximate the "last-in, first-out" (LIFO) method of inventory valuation for approximately 62% and 64% of total inventories at December 31, 2002 and 2001, respectively. The remainder are at costs which approximate the "first-in, first-out" (FIFO) method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. Reserves for excess, slow-moving and obsolete inventories are based on reviews of inventory usage reports for items more than one year old.

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

Goodwill

     The Company has recorded goodwill totaling $11.0 million at December 31, 2002, of which $9.5 million relates to our pressure vessel and springs segment and $1.5 million relates to our cylinders segment. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and we ceased amortizing goodwill. We completed internal impairment tests of goodwill as of January 1, 2002 and engaged an independent valuation consultant to confirm our conclusions. We completed additional impairment tests of goodwill as of January 1, 2003. We concluded that our goodwill is not impaired. Had we stopped amortizing goodwill at the beginning of 2001, the effect would have been decreases in our net loss and loss per share of $1,903,000 and $0.13, respectively. Had we stopped amortizing goodwill at the beginning of 2000, the effect would have been increases in our net income and earnings per share of $719,000 and $0.05, respectively.

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

Environmental Policies

     Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remediation actions are probable, and the costs can be reasonably estimated.

Income Taxes

     The Company provides deferred income taxes for all temporary differences between financial and income tax reporting using the liability method. Deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. A valuation allowance is recorded for net deferred tax assets if it is more likely than not that such assets will not be realized. The Company has significant net operating loss and investment tax credit carryforwards for tax purposes, portions of which may expire unutilized.

Earnings Per Share

    Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during this period. Potential common shares include shares issuable upon exercise of the Company's stock options.

     There were no potential common shares relating to options to purchase common stock in 2002. Potential common shares relating to options to purchase common stock aggregating 25,809 and 69,682 are included in the weighted average number of shares for the years ended December 31, 2001 and 2000, respectively.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. This statement will be effective for us for the year ending December 31, 2003. The adoption of this statement is not expected to have a material effect on our results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains many of its fundamental provisions.
SFAS 144 also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" but retains its provision to separately report discontinued operations and extends that reporting to a component of an entity, as defined therein, that either has been disposed of or is classified as held for sale, thus broadening the presentation of discontinued operations to include more disposal transactions. Effective January 1, 2002, the Company adopted this statement with no effect on financial position or results of operations. However, certain amounts related to our discontinued operations as of December 31, 2001 have been reclassified in the condensed consolidated balance sheet to conform to the presentation requirements of SFAS 144.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for us for the year ending December 31, 2003. We are attempting to buy back the senior notes at a discount. If successful, the adoption of this statement could have a material effect on our results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses accounting for and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Whereas, EITF 94-3 requires an estimated liability to be recognized for exit or disposal activities at the date an entity commits to an exit plan. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We adopted a restructuring plan in the fourth quarter of 2001 pursuant to the guidance of EITF 94-3. Should we engage in any future exit, disposal or restructuring activities, the guidance set forth in SFAS 146 will be followed.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. Our financing agreements prohibit us from guaranteeing, either directly or otherwise, the indebtedness of others. As required, we will comply with the warranty rollforward provisions of FIN 45.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements are effective for our 2003 fiscal year. The interim disclosure requirements are effective for our 2003 first quarter. We do not expect the adoption of SFAS No. 148 to have an effect on our results of operations or financial position.

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to 2002 classifications.


NOTE 2:   RESTRUCTURING CHARGE AND OTHER ACTIONS

     In the fourth quarter of 2001, we developed and adopted a restructure plan for our continuing businesses and certain other businesses were identified for disposal. Elements of the plan included consolidation of our pressure vessel operations into one facility, consolidation of our cylinder operations into one facility, elimination of Plastics' corporate headquarters and evaluation of certain asset impairments. We also planned to sell our bridges and cranes and material handling systems operations, which we then accounted for as discontinued operations.

     The plan was approved by the Company's board of directors in December 2001. The Company recorded a fourth quarter 2001 charge for restructuring costs, including facility shut-down costs, lease termination costs and asset writedowns, including impaired goodwill related to Plastics, and a charge for estimated loss on disposal of discontinued operations (related solely to Alliance Machine) including phase-out period operating losses, lease termination costs and asset writedowns. The charges are identified below:

                                                                 Discontinued
                                               Restructuring       Operations
                                               -------------    -------------
Asset impairments                                   $  2,673         $  3,771
Goodwill impairment - Plastics                         2,946                -
Lease termination costs                                1,172              995
Reserve for operating losses during phase-out              -            1,633
Employee separations                                      20                -
                                                    --------         --------
Total charges                                       $  6,811         $  6,399
                                                    ========         ========

     We completed the plan by the end of 2002 except for the consolidation or our cylinder operations into one facility, which does not affect the restructuring charges recorded. The cash components of the charge were comprised of reserves for lease termination costs and employee separations.
We did not accrue for any additional employee separations related to the restructuring, although such separations totaled approximately 200 employees as of December 31, 2002. The termination costs were recorded upon notification to the employees, which occurred in the same period as the terminations. The following represents a summary of 2002 cash activity of our 2001 restructuring charge (in thousands):

                                                  At       2002       At
Description                                    12/31/01  Activity  12/31/02
---------------------------------------------  --------  --------  --------
Lease termination costs                        $  1,172  $   (311) $    861
Employee separations                                 20       (20)        -
                                               --------  --------  --------
Reserve for restructuring                      $  1,192  $   (331) $    861
                                               ========  ========  ========

     Of the remaining lease termination costs, $761,000 relates to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah. The remainder relates to lease commitments under idle machinery in the Plastics Group.


NOTE 3:   ACQUISITION

     On January 17, 2001, the Company acquired NPS Acquisition Corp. (NPSAC) (f/k/a Naptech Pressure Systems) from Charles E. Bradley, Sr. (Mr. Bradley), the Company's chairman of the board and chief executive officer. NPSAC was based in Clearfield, Utah and manufactured seamless steel pressure vessels. In the first quarter of 2002, its operations were relocated and combined with the Company's pressure vessel manufacturing operations in McKeesport, Pennsylvania.

     The purchase price was $10,000 plus the non-cash assumption of $10.3 million of NPSAC's liabilities, including a 15% per annum $6.9 million note payable to Shaw Group, the former owner of Naptech Pressure Systems and $0.6 million of notes payable to Stanwich Financial Services Corp., a related party. At the same time we acquired NPSAC, we paid Shaw Group $2.0 million of the note payable in cash from funds available under our revolving credit facility with Bank of America (BOA). The remainder of $4.9 million included quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001. We made the first two payments from funds available under its revolving credit facility. The remaining payments have not been made due to lack of liquidity and use of funds available under the revolving credit facility for other purposes. The note is unsecured and subordinated to the BOA term loan and revolving credit facilities.

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

NOTE 4:   INVENTORIES

Inventories are comprised of the following (in thousands):

                                                        At December 31,
                                                   2002                2001
                                                 --------            --------
Raw material                                     $  2,820            $  5,012
Work-in-process                                     2,301               2,329
Finished goods                                      2,801               3,342
                                                 --------            --------
  Gross inventories                                 7,922              10,683
Less:   LIFO adjustment                               (27)                131
                                                 --------            --------
  Inventories                                    $  7,895            $ 10,814
                                                 ========            ========


NOTE 5:   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) is comprised of the following (in thousands):

                                                        At December 31,
                                                   2002                2001
                                                 --------            --------
Land                                             $  1,569            $  1,569
Buildings and improvements                          9,033               9,014
Machinery and equipment                            19,725              21,421
Computer systems                                    2,627               2,909
Furniture and fixtures                                678                 768
Construction-in-progress                              190                 116
                                                 --------            --------
  Property, plant and equipment                    33,822              35,797
Less:   Accumulated depreciation                  (17,106)            (16,663)
                                                 --------            --------
  Property, plant and equipment, net             $ 16,716            $ 19,134
                                                 ========            ========


NOTE 6:   DEBT IN DEFAULT, NOTES PAYABLE AND LONG-TERM DEBT

     The Company is in default on its 13% senior notes and its Bank of America
(BOA) revolving and term loan credit facilities.

Debt in default consists of the following (in thousands):

                                                        At December 31,
                                                   2002                2001
                                                 --------            --------
13% senior notes (net of discount of $2 in 2001) $ 24,855            $ 24,853
BOA revolving credit facility                      11,787              22,475
BOA term loan A due March 16, 2007                  3,407              16,071
BOA capital expenditure facility                        -                 990
                                                 --------            --------
  Total debt in default                          $ 40,049            $ 64,389
                                                 ========            ========

     All debt in default is either currently due or contractually matures in 2003.

13% Senior Notes

     The Company has not been able to pay its $1.616 million semi-annual interest payment since November 1, 2001 or its $12.5 million May 2002 sinking fund payment due to lack of funds, resulting in a default under the senior note indenture. As a result, our senior note obligation of $24.9 million is classified as debt in default on the consolidated balance sheet at December 31, 2002 and is currently subject to various remedies including, but not limited to, acceleration of all amounts outstanding. The senior notes are subordinated to the Bank of America revolving and term loan credit facilities.


Bank of America Revolving and Term Loan Credit Facilities

     Reunion entered into senior secured credit facilities with Bank of America and other lenders when we merged in 2000. These credit facilities consisted of a $39.0 million revolving credit facility, a $25.8 million term loan A facility amortizing in 84 monthly principal payments, a $5.0 million term loan B facility amortizing in 36 monthly principal payments, and $2.7 million of available borrowing capacity under a capital expenditures facility which amortizes in 60 monthly principal payments when borrowed. Since entering into these facilities, we borrowed $1.2 million under the capital expenditures facility and have repaid all of the term loan B, all amounts outstanding under the capital expenditure facility and $22.4 million of the term loan A. Proceeds for these repayments have come primarily from asset sales.

     Interest on the Bank of America facilities is tied to their prime rate, as defined in the financing agreements, and are the prime rate plus 0.50% for the revolving credit facility and the prime rate plus 0.75% for the term loan A facility. During 2002, we paid default rates of interest of the prime rate plus 4% through September 2002 and then prime plus 2.75% on the revolving credit facility and prime plus 3% on the term loan A thereafter. The weighted average interest rate for 2002 under the revolving credit facility and term loan A were 8.25% and 8.33%, respectively.

     Since entering into the BOA facilities, we have incurred significant incremental costs related to our bank financing. These costs total $4.3 million, including $2.6 million paid to BOA relating to amendment and overadvance fees and approximately $0.6 million in default interest. The additional incremental costs included legal fees, audit and consultant fees and reappraisal costs. Of the $4.3 million in incremental costs, $3.3 million was incurred in 2002, $0.2 million in 2001 and $0.8 million in 2000. These costs have negatively affected our liquidity.

     The Bank of America credit facilities are collateralized by a first priority lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, property, plant and equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

     The facilities require Reunion to comply with financial covenants, including fixed charge coverage and leverage tests, and other covenants. The fixed charge coverage covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter. The components of the calculation are on a rolling twelve-month basis. The ratio is defined as EBITDA (adjusted to exclude non-financed capital expenditures and income taxes paid) divided by fixed charges (defined as scheduled or required principal and interest payments on debt). The leverage test is defined as the ratio of funded debt to EBITDA. Funded debt is defined as all secured and unsecured long-term debt, including current maturities. See "Covenant Compliance" below.

     In addition, the facilities contain various affirmative and negative covenants, including limitations on stockholder and related party distributions. The Company was in compliance with all such non-financial covenants. The facilities require Reunion to pay the reasonable expenses incurred by the lenders in connection with the facilities. Available borrowings under the Bank of America revolving credit facility are based upon a percentage of eligible receivables and inventories.

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

     Due to the rate and level of the downturns in our markets in 2001, we took cost cutting measures and implemented capital expenditure restrictions during the third and fourth quarters of 2001 but these were not enough to achieve ratio compliance. For the quarter ended September 30, 2001, the Company's fixed charge coverage ratio was 0.79:1 and the funded debt to EBITDA ratio was 5.61:1 resulting in a default under the BOA Financing and Security Agreement. Operating results during 2002 were not sufficient to achieve covenant compliance.

Notes Payable

     Notes payable consists of a $1,017,000 11% note payable related to the Rostone operation in Plastics recorded on corporate and other's books and a $3,644,000 15% note payable assumed by Reunion with the NPSAC acquisition. Payment of the principal portion of the $1,017,000 note payable, although currently due, is unlikely during 2003. We made $111,882 of interest payments during 2002 on this note payable.

     With the acquisition of NPSAC, Reunion assumed a note payable of $4.9 million. Terms of this note payable include quarterly principal payments of $0.6 million for eight quarters which began on February 28, 2001 and quarterly interest payments at 15% per annum on the unpaid principal. Reunion made the first two principal payments plus accrued interest from funds available under its revolving credit facility. The Company has been unable to fund the remaining payments under this note due to lack of liquidity and insufficient funds available under its revolving credit facility. The note payable is unsecured and subordinated to the BOA term loan and revolving credit facilities.

Notes Payable - Related Parties

     Notes payable to related parties includes notes payable to SFSC, either directly or through assignment, totaling $4,615,000 with interest at 10% per annum on $100,000, at 11% per annum on $1,017,000, at 15% per annum on $500,000 and at 18% per annum on $2,998,000. Although classified as current, related party notes payable are subordinated to the Bank of America revolving and term loan facilities except that regularly scheduled payments of interest may be made when due as long as no default exists under the BOA facilities (see note 13).

Other Long-Term Debt

     Other long-term debt, including $89,000 classified as current, includes $77,000 of capital leases and a $73,000 small business loan related to Plastics. The capital leases are collateralized by the financed equipment. Maturities of capital leases and the small business loan are: 2003 - $89,000; 2004 - $58,000 and 2005 - $3,000.


NOTE 7:   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

                                                        At December 31,
                                                   2002                2001
                                                 --------            --------
Accrued liabilities of discontinued operations   $  2,500            $      -
Accrued health self-insurance liability             1,170                 814
Current deferred tax liabilities                      558                 414
Other                                               2,747               1,874
                                                 --------            --------
  Total other current liabilities                $  6,975            $  3,102
                                                 ========            ========

     Accrued liabilities of discontinued operations primarily represents the remaining estimated liabilities of our discontinued bridges and cranes and material handling systems operations and includes $0.8 million of trade payables, $0.5 million of future lease commitments and $0.9 million of employee-related legacy costs such as deferred and workers compensation and accrued healthcare costs. This accrual also includes an estimated post-closing working capital adjustment related to the sale of the material handling systems operations.


NOTE 8:   STOCKHOLDERS' DEFICIT

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

     The following represents stockholders' equity (deficit) activity for each year in the 3-year period ended December 31, 2002 (in thousands):
                                                   2002      2001      2000
                                                 --------  --------  --------
  Par value of common stock, January 1           $    156  $    152  $      3
Options exercise                                        7         -         -
Contingent share issuance                               -         4         -
Merger and acquisition activity                         -         -       117
Preferred stock exchange                                -         -        32
                                                 --------  --------  --------
  Par value of common stock, December 31         $    163  $    156  $    152
                                                 ========  ========  ========
  Treasury stock (41,109 shares carried
    at cost), January 1                          $      -  $      -  $   (500)
Merger and acquisition activity                         -         -       500
                                                 --------  --------  --------
  Treasury stock, December 31                    $      -  $      -  $      -
                                                 ========  ========  ========
  Capital in excess of par value, January 1      $ 25,064  $ 24,608  $    873
Options exercise                                      131         6         -
Contingent share issuance                               -       450         -
Merger and acquisition activity                         -         -     8,015
Preferred stock exchange                                -         -    15,720
Warrant exercises                                       -         -         -
                                                 --------  --------  --------
  Capital in excess of par value, December 31    $ 25,195  $ 25,064  $ 24,608
                                                 ========  ========  ========
  Accumulated other comprehensive
    loss, January 1                              $ (1,136) $      -  $      -
Additional pension liability in excess of
  unrecognized prior service cost                    (874)   (1,136)        -
                                                 --------  --------  --------
  Accumulated other comprehensive
    loss, December 31                            $ (2,010) $ (1,136) $      -
                                                 ========  ========  ========
  Accumulated deficit, January 1                 $(41,329) $ (3,201) $ (8,246)
Net income (loss)                                 (12,859)  (38,128)    5,140
Preferred stock accretions                              -         -       (95)
                                                 --------  --------  --------
  Accumulated deficit, December 31               $(54,188) $(41,329) $ (3,201)
                                                 ========  ========  ========
  Total stockholders' equity
    (deficit), January 1                         $(17,245) $ 21,559  $ (7,870)
Options exercise                                      138         6         -
Contingent share issuance                               -       454         -
Merger and acquisition activity                         -         -     8,632
Preferred stock exchange                                -         -    15,752
Other comprehensive loss                             (874)   (1,136)        -
Net income (loss)                                 (12,859)  (38,128)    5,140
Preferred stock accretions                              -         -       (95)
Warrant exercises                                       -         -         -
                                                 --------  --------  --------
  Total stockholders' equity (deficit),
    December 31                                  $(30,840) $(17,245) $ 21,559
                                                 ========  ========  ========

     The following represents common stock activity for the 3-year period ended December 31, 2002 (in thousands of shares):
                                                   Year Ended December 31,
                                                   2002      2001      2000
                                                 --------  --------  --------
  Outstanding common stock, January 1              15,591    15,236     3,940
Options exercise                                      687         6         -
Contingent share issuance                               -       349         -
Cancellation of Chatwins Group shares in merger         -         -    (1,450)
Reunion shares issued in merger                         -         -     9,500
Preferred stock exchange                                -         -     3,246
                                                 --------  --------  --------
  Outstanding common stock, December 31            16,278    15,591    15,236
                                                 ========  ========  ========

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock would be issued to former Chatwins Group common stockholders if the former Chatwins Group businesses and the acquired Kingway business achieved specified performance levels in 2000. A determination of the number of shares to be issued was made by the board of directors at its meeting held on May 15, 2001. Such additional shares totaled 348,995 and were issued on May 29, 2001. The closing price of Reunion's common stock on that date was $1.30 per share. The issuance of the additional shares was recorded as a merger purchase price adjustment to goodwill. Because this goodwill was related to the operating performance of Kingway, we wrote-down goodwill by $436,000, net of accumulated amortization through December 31, 2001, upon the sale of Kingway in September 2002.

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


NOTE 9:   STOCK OPTIONS

     At December 31, 2002, the Company has three stock option plans. They are described below. The Company accounts for its plans using APB Opinion 25 and related interpretations. Stock options are granted at exercise prices equal to or above the then current market price, so no compensation expense has been recognized for the Company's stock option plans. At December 31, 2002, 775,100 shares of common stock were reserved for issuance under these plans. During 2002, the Company offered to repriced all outstanding stock options.

The Repricing

     At its meeting on June 12, 2002, the Board directed the Company's management to take action to improve the value of outstanding stock options as an incentive to the Company's employees that then held stock options. At its meeting on September 26, 2002, the Company's management presented its plan to the Board to offer to holders of the Company's stock options the opportunity to reprice their stock options to an amount closer to recent trade amounts.

     Elements of the repricing, if elected, included: (i) repricing of all options held to $0.20 (twenty cents) per share, the closing price on the AMEX of the Company's common stock on June 11, 2002, the day before the Board directed management to take action, (ii) a no-exercise period through and including December 12, 2002, (iii) automatic vesting of all repriced options on December 13, 2002, and (iv) the opportunity to exercise all or any portion of the repriced options at $0.20 per share through and including December 31, 2002. At the close of business on December 31, 2002, all repriced but unexercised options were forfeited.

     At the time of the repricing offer on September 30, 2002, there were 911,450 outstanding stock options held by directors, executive management and other Company employees (including two former employees that retained their stock options). Certain non-director employees were offered the opportunity to offset amounts accrued for their prior years' bonuses against the exercise price of their options. Mr. Bradley offset amounts owed to him under the SPI Consulting Agreement against the $25,000 exercise price of his options. Results of the repricing offer by group are as follows:

                                                Non-
                                              Director     Other
                                   Directors  Executive  Employees   Total
                                   ---------  ---------  ---------  ---------
  Options on September 30, 2002      495,000    158,000    258,450    911,450
Elected to reprice - cash purchase  (227,000)   (30,000)   (96,400)  (353,400)
Elected to reprice - accrual offset (125,000)  (128,000)   (81,500)  (334,500)
Elected to reprice - forfeited       (99,000)         -    (80,550)  (179,550)
                                   ---------  ---------  ---------  ---------
  Options on December 31, 2002        44,000          -          -     44,000
                                   =========  =========  =========  =========

     One director holding 44,000 stock options did not reprice. Results of the repricing offer by plan are as follows:

                                      1998       1993       1992
                                      Plan       Plan       Plan      Total
                                   ---------  ---------  ---------  ---------
  Options on September 30, 2002      675,617    196,833     39,000    911,450
Elected to reprice - cash purchase  (278,567)   (74,833)         -   (353,400)
Elected to reprice - accrual offset (195,500)  (100,000)   (39,000)  (334,500)
Elected to reprice - forfeited      (157,550)   (22,000)         -   (179,550)
                                   ---------  ---------  ---------  ---------
  Options on December 31, 2002        44,000          -          -     44,000
                                   =========  =========  =========  =========

1992 Option Plan

     Effective July 1, 1992, the Board of Directors and stockholders of the Company approved the adoption of the 1992 Nonqualified Stock Option Plan (the "1992 Option Plan"). The 1992 Option Plan, as amended, authorized the grant of options and sale of 250,000 shares of common stock of the Company to key employees, directors and consultants. In 1992, the Company granted a total of 211,000 options to its then four members of the Board of Directors and a consultant to the Board. By the end of 1995, these options had been exercised. The Company granted the remaining 39,000 options to Mr. Bradley in March and June of 2000. Mr. Bradley exercised these options in the previously discussed repricing. No options remain available for issuance under the 1992 Option Plan.

1993 Option Plan

     Effective September 28, 1993, the Board of Directors and stockholders of the Company approved the adoption of the 1993 Incentive Stock Option Plan (the "1993 Option Plan") for the granting of options or awards covering up to 250,000 shares of the Company's common stock to officers and other key employees. Under the terms of the 1993 Option Plan, the Compensation Committee of the Board of Directors is authorized to grant (i) stock options (nonqualified or incentive), (ii) restricted stock awards, (iii) phantom stock options, (iv) stock bonuses and (v) cash bonuses in connection with grants of restricted stock or stock bonuses. At December 31, 2002, 50,500 options are available for issuance under the 1993 Option Plan.

1998 Option Plan

     On August 4, 1998, the Company's stockholders ratified the adoption by the Board of Directors, on June 1, 1998, of the 1998 Stock Option Plan (the 1998 Option Plan). The Compensation Committee of the Board of Directors is authorized to grant incentive options and nonqualified options covering up to 600,000 shares of the Company's common stock to officers and other key employees. At the Company's annual meeting of stockholders in May 2001, the Company's stockholders approved a proposal to reserve an additional 600,000 shares of the Company's common stock for issuance under the 1998 Stock Option Plan. At December 31, 2002, 680,600 options are available for issuance under the 1993 Option Plan.

     A summary of the status of the Company's stock options and warrants as of December 31, 2002 and 2001 and changes during the year is presented below:

                           2002               2001                2000
                    ------------------  ------------------  ------------------
                              Weighted            Weighted            Weighted
                               Average             Average             Average
                              Exercise            Exercise            Exercise
Fixed Options       Shares       Price  Shares       Price  Shares       Price
-------------       --------- --------  --------- --------  --------- --------
Outstanding at
  beginning of year 1,089,000    $2.57    868,000    $2.91    210,000    $5.71
Granted                     -        -    323,500     1.47    660,000     2.01
Exercised            (687,900)    0.20     (6,000)    1.00          -        -
Forfeited/expired    (357,100)    0.20    (96,500)    2.01     (2,000)    3.00
                    ---------           ---------           ---------
Outstanding at
  end of year          44,000     2.94  1,089,000     2.57    868,000     2.91
                    =========           =========           =========
Options exercisable
  at end of year            -        -    572,867     3.20    395,733     3.53
                    =========           =========           =========

  Weighted-average fair value of options granted:
Exercise price equal
  to market price
  on grant date     $       -           $    1.27           $    1.62
                    =========           =========           =========
Exercise price greater
  than market price
  on grant date     $       -           $    1.04           $    1.70
                    =========           =========           =========

     The following table summarizes information about stock options and warrants outstanding at December 31, 2002:

                    Remaining           Number              Number
Exercise            Contractual         Outstanding         Exercisable
Price               Life                at 12/31/02         at 12/31/02
---------           -----------         -----------         -----------
$1.0000              7.50 years               9,000                   -
$1.4500              8.50 years              10,000                   -
$3.0000              7.25 years              10,000                   -
$5.0625              5.00 years              15,000                   -
                                          ---------           ---------
                                             44,000                   -
                                          =========           =========

     Had we used FASB Statement 123 to account for our stock options, our operating results would differ from our reported results as indicated below:

                          As Reported                     Pro forma
                  ----------------------------   ----------------------------
                    2002      2001      2000       2002      2001      2000
                  --------  --------  --------   --------  --------  --------
Loss applicable to
  common stock    $(12,859) $(38,128) $  5,045   $(12,859) $(38,374) $  4,655
                  ========  ========  ========   ========  ========  ========
Basic loss per
  common share    $  (0.82) $  (2.45) $   0.38   $  (0.82) $  (2.46) $   0.35
                  ========  ========  ========   ========  ========  ========
Diluted loss per
  common share    $  (0.82) $  (2.45) $   0.38   $  (0.82) $  (2.46) $   0.35
                  ========  ========  ========   ========  ========  ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001: dividend yield of 0 percent; expected volatility of 86%; risk-free interest rates of 3.4% to 5.8% and expected life of ten years. Expected volatility was estimated based on historical stock prices and is not an indicator of future stock prices.


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

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 2002 and 2001 and the funded status at December 31, 2002 and 2001 of the Metals pension plan and the Metals and Corporate Executive Payroll other postretirement benefits plans (in thousands). The accrued benefit cost is included in other liabilities in the accompanying consolidated balance sheet:

                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2002        2001         2002        2001
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  2,657    $  2,365     $  1,563    $  1,085
Service cost                        141         123           61          44
Interest cost                       177         161           96          87
Plan amendment                       70          56            -          71
Actuarial loss (gain)               278          76          377         525
Benefits paid                      (131)       (124)        (383)       (249)
                               --------    --------     --------    --------
Benefit obligation, ending     $  3,192    $  2,657     $  1,714    $  1,563
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  2,097    $  2,367     $      -    $      -
Actual return                       (63)       (368)           -           -
Company contribution                 56         222          383         249
Benefits paid                      (131)       (124)        (383)       (249)
                               --------    --------     --------    --------
Fair value, ending             $  1,959    $  2,097     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation (asset), ending $  1,233    $    560     $  1,714    $  1,563
  Unrecognized costs:
Additional minimum pension
  liability                       1,119         519            -           -
Prior service costs                (200)       (145)           6           6
Net (loss) gain                    (919)       (405)        (182)        205
Transition obligation                 -         (12)        (440)       (489)
                               --------    --------     --------    --------
Accrued benefit cost           $  1,233    $    517     $  1,098    $  1,285
                               ========    ========     ========    ========

     Net periodic pension and other postretirement benefits costs for the following years for Metals pension and Metals and Corporate Executive Payroll other postretirement benefits plans ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------  ----------------------
                               2002    2001    2000    2002    2001    2000
                              ------  ------  ------  ------  ------  ------
Benefits earned during year   $  141  $  123  $  106  $   61  $   44  $   36
Interest cost                    178     161     148      96      87      75
Early retirement incentive         -       -       -       -       -     169
  Amortization of:
Prior service cost                15      11       8       -       -       -
Unrecognized net loss (gain)      11       -       -     (10)    (44)    (48)
Unrecognized net obligation       12      12      12      50      48      48
Expected return on plan assets  (184)   (202)   (161)      -       -       -
                              ------  ------  ------  ------  ------  ------
Defined benefit pension and
  total other postretirement
  benefits costs              $  173  $  105  $  113  $  197  $  135  $  280
                              ======  ======  ======  ======  ======  ======

     Assumptions used to develop Metals pension cost and projected benefit obligation for the defined benefit pension plan for the following years ended December 31 are as follows:

                                                   2002      2001      2000
                                                 --------  --------  --------
Discount rate                                       6.75%     7.00%     7.25%
                                                 ========  ========  ========
Expected rate of return on plan assets              7.75%     8.25%     8.25%
                                                 ========  ========  ========

     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:

                                                   2002      2001      2000
                                                 --------  --------  --------
Discount rate                                       6.75%     7.00%     7.75%
                                                 ========  ========  ========
Healthcare cost trend rate                           3.0%      3.0%      3.0%
                                                 ========  ========  ========
Rate of compensation increase                        2.0%      2.0%      2.0%
                                                 ========  ========  ========

     USX administers the postretirement healthcare plans for the eligible employees of the McKeesport, PA location previously owned by USX and bills Reunion for its share of the postretirement costs related to Reunion's retirees covered by the plans. During 1997, Chatwins Group's actuary reviewed several years of rates charged to Chatwins Group by USX for retiree medical coverage and, as a result, elected to reduce the applicable healthcare cost trend rate for all years subsequent to 1997 to 3%. A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2002 by approximately $193,000, increase net periodic cost by approximately $41,000 and increase the total of the service and interest cost components by approximately $24,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $164,000, $33,000 and $19,000, respectively.

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

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 2002 and 2001 and the funded status at December 31, 2002 and 2001 for Plastics pension and other postretirement benefits plans (in thousands). The accrued benefit cost is included in other liabilities in the accompanying consolidated balance sheet:
                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2002        2001         2002        2001
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  3,135    $  2,731     $  1,453    $  1,499
Service cost                          -           -           42          53
Interest cost                       213         204           97         107
Plan amendment                        -           -          (68)        (68)
Actuarial loss (gain)               142         300          499         (44)
Benefits paid                      (114)       (100)        (190)        (94)
                               --------    --------     --------    --------
Benefit obligation, ending     $  3,376    $  3,135     $  1,833    $  1,453
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  1,901    $  2,423     $      -    $      -
Actual return                      (112)       (608)           -           -
Company contribution                231         186          190          94
Benefits paid                      (114)       (100)        (190)        (94)
                               --------    --------     --------    --------
Fair value, ending             $  1,906    $  1,901     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $  1,470    $  1,234     $  1,833    $  1,453
  Unrecognized costs:
Additional minimum liability      1,543       1,126            -           -
Net (loss) gain                  (1,543)     (1,126)        (333)         97
                               --------    --------     --------    --------
Accrued benefit cost           $  1,470    $  1,234     $  1,500    $  1,550
                               ========    ========     ========    ========

     Net periodic pension and other postretirement benefits costs for the following years for Plastics pension and other postretirement benefits plan ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------  ----------------------
                               2002    2001    2000    2002    2001    2000
                              ------  ------  ------  ------  ------  ------
Benefits earned during year   $    -  $    -  $    -  $   42  $   53  $   50
Interest cost                    213     204     194      98     107     101
Unrecognized net loss (gain)      33       -       -       -       -       -
Expected return on plan assets  (196)   (222)   (206)      -       -       -
                              ------  ------  ------  ------  ------  ------
Defined benefit pension and
  total other postretirement
  benefits costs (income)     $   50  $  (18) $  (12) $  140  $  160  $  151
                              ======  ======  ======  ======  ======  ======

     Assumptions used to develop the pension cost and projected benefit obligation for the defined benefit pension plan for the following years ended December 31, 2002, 2001 and 2000 are as follows:

                                                   2002      2001      2000
                                                 --------  --------  --------
Discount rate                                       6.75%     7.00%     7.75%
                                                 ========  ========  ========
Expected rate of return on plan assets              7.75%     9.00%     9.00%
                                                 ========  ========  ========

     For the calculation of the net periodic pension costs to be recorded in 2002, the expected rate of return on plan assets was reduced to 8.25%.

     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:

                                                   2002      2001      2000
                                                 --------  --------  --------
Discount rate                                       6.75%     7.00%     7.75%
                                                 ========  ========  ========
Healthcare cost trend rate                          6.75%     7.00%     8.45%
                                                 ========  ========  ========

     A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2002 by approximately $158,000, increase net periodic cost by approximately $14,000 and increase the total of the service and interest cost components by approximately $14,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $142,000, $12,000 and $12,000, respectively.

Other Employee Benefit Plans

     The Company also sponsors qualified contributory 401(k) plans covering substantially all employees and a money purchase defined contribution plan for Corporate Executive Payroll and certain other salaried employees. For those employees electing to participate in the 401(k) plans, employees can contribute up to an annually determined maximum amount permitted by law and the Company makes matching contributions up to specified limits. For those eligible for the money purchase defined contribution plan, until December 31, 2001, the Company contributes 5% of the employee's base salary to savings funds designated by the employee. Effective December 31, 2002, the Company suspended its matching contributions to the 401(k) plans. Effective December 31, 2001, the Company terminated the money purchase defined contribution plan and the majority of its assets were distributed to participating employees during the first quarter of 2002. During 2002, 2001 and 2000, the Company's expense to these deferred compensation plans totaled $299,000, $1,016,000 and $1,215,000, respectively.

     The Company does not provide any other postemployment benefits to former or inactive employees except for unemployment compensation benefits required by law.

NOTE 11:   EARNINGS PER COMMON SHARE

     The computations of basic and diluted earnings per common share (EPS) for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands, except share and per share amounts):
                                                Income    Shares     EPS
                                               --------  --------  -------
     Year ended December 31, 2002:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $(12,859)   15,591  $ (0.82)
                                                                   =======
Dilutive effect of stock options                                -
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted EPS           $(12,859)   15,591  $ (0.82)
                                               ========  ========  =======
     Year ended December 31, 2001:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $(38,128)   15,587  $ (2.45)
                                                                   =======
Dilutive effect of stock options                               25
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted EPS           $(38,128)   15,612  $ (2.45)
                                               ========  ========  =======
     Year ended December 31, 2000:
Net income                                     $  5,140
Less:   Preferred stock dividend accretions         (95)
                                               --------
Income available to common stockholders,
  weighted average shares outstanding
  and basic EPS                                   5,045    13,236  $  0.38
                                                                   =======
Dilutive effect of stock options                               70
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $  5,045    13,306  $  0.38
                                               ========  ========  =======

     At December 31, 2002, the Company's stock options outstanding totaled 44,000 and were not dilutive. At December 31, 2001, the Company's stock options outstanding totaled 1,089,000. Such options included a dilutive component of 25,809 shares. At December 31, 2000, the Company's stock options outstanding totaled 868,000. Such options included a dilutive component of 69,682 shares.

NOTE 12:   INCOME TAXES

     The tax provision for continuing operations is comprised of the following amounts (in thousands):

                                                   Year Ended December 31,
                                                   2002      2001      2000
                                                 --------  --------  --------
  Current:
Federal                                          $      -  $      -  $    176
State and local                                         -         -       106
                                                 --------  --------  --------
  Total                                                 -         -       282
                                                 --------  --------  --------
  Deferred:
Federal                                                 -    12,678      (898)
State and local                                         -         -         -
                                                 --------  --------  --------
  Total                                                 -    12,678      (898)
                                                 --------  --------  --------
  Total tax provision (benefit)                  $      -  $ 12,678  $   (616)
                                                 ========  ========  ========

     The Company's effective income tax rate from continuing operations, reflected in the accompanying consolidated statement of income, differs from the statutory rate due to the following (in thousands):

                                                   Year Ended December 31,
                                                   2002      2001      2000
                                                 --------  --------  --------
Computed amount at statutory rate (34%)          $ (3,921) $ (5,533) $  1,983
Net change in valuation allowance                  (3,069)   11,653    (2,857)
State and local income taxes                            -    (1,072)      106
Goodwill amortization                                (140)      116        69
Foreign sales exclusions                              (56)      (71)      (13)
Expiration of loss carryforwards                    7,330     9,488        83
Tax attributes of acquired company                      -    (1,140)       60
Federal return to prior year's
  provision adjustments                              (193)     (773)        -
Non-deductible expenses                                84        81        72
Other - net                                           (35)      (71)     (119)
                                                 --------  --------  --------
  Total tax provision (benefit) from
    continuing operations                        $      -  $ 12,678  $   (616)
                                                 ========  ========  ========

     Components of consolidated income taxes consist of the following (in thousands):

                                                   Year Ended December 31,
                                                   2002      2001      2000
                                                 --------  --------  --------
Income (loss) from continuing operations         $      -  $ 12,678  $   (616)
Equity income (loss) from discontinued
  operations of affiliate                               -         -         -
Income (loss) from discontinued operations              -         -         -
Change in accounting principle                          -         -         -
Extraordinary items                                     -         -         -
                                                 --------  --------  --------
  Total consolidated tax provision (benefit)     $      -  $ 12,678  $   (616)
                                                 ========  ========  ========

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        At December 31,
                                                   2002                2001
                                                 --------            --------
Depreciation                                     $    (62)           $   (621)
Historical goodwill                                     -                 (94)
Inventory basis differences                          (664)               (664)
Other                                                (182)               (352)
                                                 --------            --------
  Deferred tax liabilities                           (908)             (1,731)
                                                 --------            --------
Loss carryforwards (NOLs)                          40,695              42,202
Book reserves                                       3,728               6,537
Deferred compensation                                 631                 431
Tax credit carryforwards                              851                 997
Historical goodwill                                   278                   -
Unicap adjustments                                    127                 286
Other                                               1,553               1,753
                                                 --------            --------
  Deferred tax assets                              47,863              52,206
Less: Valuation allowance                         (46,955)            (50,475)
                                                 --------            --------
  Deferred tax assets, net                            908               1,731
                                                 --------            --------
  Deferred taxes, net                            $      -            $      -
                                                 ========            ========

     At December 31, 2002, Reunion had net operating loss carryforwards for Federal tax return reporting purposes of approximately $119.9 million, of which $57.2 million will expire by the end of 2004. Management has concluded that it is more likely than not that the Company's loss carryforwards will expire unutilized and has determined to continue to fully reserve for the total amount of net deferred tax assets as of December 31, 2002.

     The current and noncurrent classifications of the deferred tax balances are as follows (in thousands):
                                                        At December 31,
                                                   2002                2001
                                                 --------            --------
  Current:
Deferred tax assets                              $  2,837            $ 10,798
Deferred tax liabilities                             (702)               (862)
Less:   Valuation allowance                        (2,693)            (10,350)
                                                 --------            --------
  Current deferred taxes, net liability              (558)               (414)
                                                 --------            --------
  Noncurrent:
Deferred tax assets                                45,026              41,409
Deferred tax liabilities                             (206)               (870)
Less:   Valuation allowance                       (44,262)            (40,125)
                                                 --------            --------
  Noncurrent deferred taxes, net asset                558                 414
                                                 --------            --------
  Deferred taxes, net                            $      -            $      -
                                                 ========            ========

     No U.S. federal or state corporate income tax return examinations are currently in process. The Company believes adequate provisions for income taxes have been recorded for all years.


NOTE 13:   RELATED PARTIES, TRANSACTIONS AND BALANCES

Related Parties

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

Transactions and Balances

SPI Consulting Agreement

     Reunion maintained a consulting agreement with SPI under which $300,000 was recorded as expense during each of the years ended December 31, 2001 and 2000, respectively. The agreement was terminated effective September 30, 2002. During 2002, $225,000 was expensed related to this agreement. The Company made advances during 2002 totaling $127,795 to SPI related to this agreement, including $25,000 relating to stock options exercised by Mr. Bradley. At December 31, 2002, $117,205 was owed to SPI under this agreement and is classified as due to related parties in the accompanying consolidated balance sheet. No amounts were owed under this agreement as of December 31, 2001.

SFSC Notes Payable

     The Company assumed three notes payable to SFSC related to acquisitions in 2000 and 2001. At December 31, 2002, their balances of $2,998,000, $500,000 and $100,000 are included in notes payable - related parties in the accompanying consolidated balance sheet. During 2002 and 2001, no interest was paid to SFSC related to these notes payable. At December 31, 2002 and 2001, accrued and unpaid interest due to SFSC related to these notes payable of $1,219,572 and $594,861, respectively, is included in due to related parties in the accompanying consolidated balance sheet.

SFSC Note Receivable

     In August 1999, pre-merger Reunion loaned $310,000 to SFSC. The loan was scheduled to be repaid in December 1999 with interest at 15%. In December 1999, the Company agreed to extend the maturity to March 2000 and loaned an additional $40,000 to SFSC also with interest at 15% which was repaid in March 2000. The remaining balance including accrued and unpaid interest due from SFSC at December 31, 2002 and 2001 is $465,000 and $419,000, respectively, and is included in due from related parties in the accompanying consolidated balance sheet.

CPS Leasing, Inc.

     Reunion entered into various operating lease agreements with CPSL. During 2002, 2001 and 2000, lease payments totaling $580,000, $803,000 and $866,000, respectively, were paid to CPSL. At December 31, 2002, the Company has future minimum rental commitments under noncancellable operating leases with CPSL totaling $2,144,000.

SFSC Collateral Fees

     To close on the BOA refinancing, SFSC provided side collateral in the form of CPS debt and common stock to support the borrowings. Under this arrangement, SFSC is to receive a 5% collateral fee for as long as the collateral is in place. Such collateral remains in place. During 2002, 2001 and 2000, the Company recorded interest expense of $283,000, $283,000 and $224,000, respectively, related to this arrangement. No payments were made under this arrangement during 2002. During 2001, the Company made a $100,000 payment related to this arrangement. At December 31, 2002 and 2001, $690,000 and $407,000, respectively, is included in due to related party in the accompanying consolidated balance sheet.

     In March 2000, SFSC pledged a $5.0 million note from CPS to secure the obligations of NPSAC to the former owners of the business. NPSAC agreed to pay SFSC a 2% credit support fee for this pledge. The Company assumed this credit support obligation in the acquisition of NPSAC. During 2002 and 2001, no amounts under this credit support obligation were paid to SFSC by the Company. At December 31, 2002 and 2001, accrued and unpaid fees totalling $227,000 and $154,000, respectively, were due to SFSC under this credit support obligation and included in due to related parties in the accompanying consolidated balance sheet.

Cash Surrender Value of Life Insurance Policies

     The Company pays the premiums on life insurance policies covering Mr. Bradley, Mr. Joseph C. Lawyer (Mr. Lawyer), the Company's vice chairman and a director, and Mr. Poole. Pursuant to these arrangements, the Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policy or their cash surrender value. The covered individuals have agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of the premiums paid, they will cover the shortfall. As of December 31, 2002 and 2001, premiums paid by the Company in excess of the cash surrender values of the policies totaled $1,031,000 and $1,069,000, respectively, and are included in due from related parties in the accompanying consolidated balance sheets.

Mr. Bradley Note Payable

     At the time of the merger, the Company assumed a note payable to Mr. Bradley related to pre-merger Reunion's plastics business. At December 31, 2002 and 2001, the balance of $1,017,000 is included in notes payable - related parties in the accompanying consolidated balance sheet. No interest was paid in 2002. During 2001, $55,000 was paid to SFSC related to this note payable. At December 31, 2002 and 2001, accrued and unpaid interest due related to this notes payable of $168,000 and $56,000, respectively, is included in due to related parties in the accompanying consolidated balance sheet. The note payable and any accrued and unpaid interest have been assigned to SFSC.

Mr. Bradley Guarantee

     At the time of the NPSAC acquisition by the Company, NPSAC was indebted to Mr. Bradley in connection with an agreement whereby Mr. Bradley guaranteed certain obligations of NPSAC to its former owners. At December 31, 2001, a total of $90,000 is included in due to related parties in the accompanying consolidated balance sheet related to this agreement. During 2002, Mr. Bradley assigned his right to this guarantee fee plus interest at approximately 11%, totaling $100,000, to two employees of the Company in repayment of loans totaling $100,000 made to Mr. Bradley by these employees. These employees also had received a total of $100,000 in advances from the Company during 2001. See "Employee Advances" below.

Employee Advances

     At December 31, 2002 and 2001, the Company had non-interest bearing advances due from five employees totaling $113,000 and $213,000, respectively. The highest balance during 2001 was $233,000. The highest balance during 2002 was $213,000. During 2002, two employees with advances totaling $100,000 repaid their advances by waiving their rights to the guarantee fee plus interest they received from Mr. Bradley. See "Mr. Bradley Guarantee" above.


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

     Plaintiffs filed second amended model complaints in the class actions and individual cases on August 24, 2001. The court granted plaintiffs' motion for class certification on February 13, 2002 and certified a class consisting of unpaid structured settlement payees. Both model complaints allege causes of action against the Company for interference with contract and aiding and abetting breach of fiduciary duty. However, pursuant to the standstill agreement, the plaintiffs are taking no action to prosecute these claims against the Company at this time.

     Certain of the financial institution defendants have asserted cross-complaints against the Company for implied and express indemnity and contribution and negligence. The Company denies the allegations of the plaintiffs and the cross-complainant financial institutions and intends to vigorously defend against these actions and cross-actions.

     The Company has been named in approximately 500 separate asbestos suits filed since January 1, 2001 by three plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth and Great Lakes Steel Mills in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. Counsel for the Company has negotiated dismissal of 95 cases without any cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 96 separate actions, all of which are being defended by Allen-Bradley Company.

     In the 2002 fourth quarter, in the Court of Common Pleas of Stark County, Ohio, Putman Properties, Inc. filed a complaint against the Company asserting breach of an exclusive listing contract in connection with the sale of certain property ancillary to the divestiture of the Company's Alliance Machine division in Alliance, Ohio. The plaintiff is a broker who claims entitlement to a commission in the amount of $155,000. The Company has answered the complaint, denies any liability and intends to vigorously defend against this lawsuit. Discovery is ongoing and a mediation is schedule for May 28, 2003 with a trail date of September 22, 2003. No amount has been accrued for this matter in the Company's financial statements.

     In the 2002 fourth quarter, the Company filed suit in the District Court for New Jersey against Paquet, a general contractor doing business in the state of New Jersey. The Company contends that it is owed approximately $1.5 million in overdue payments and backcharges related to the supply of structural steel for the construction of a bridge in New Jersey. The defendant has asserted a counterclaim against the Company in the amount of $2.5 million. Pleadings are not yet closed and discovery is just beginning. The Company intends to vigorously pursue its suit against the defendant and defend against its counterclaim. No amount has been accrued for this matter in the Company's financial statements.

     In the 2002 fourth quarter, Wheeling-Pittsburgh Steel Corporation (debtor) filed suit against the Company in U.S. Bankruptcy Court for the Northern District of Ohio, seeking to compel the return of certain preferential transfers pursuant to 11 U.S.C 547. The debtor seeks a judgment in the amount of $2,705,541. The Company filed an answer alleging that such payments are not avoidable because (a) the transfers were made by the Debtor in the ordinary course of business and (b) the Company extended new value to the Debtor after the transfers were made in an amount exceeding the original payments. The parties have currently begun discovery and a status conference is set before the court on April 21, 2003. No trial dates have been established. The Company intends to vigorously defend against this lawsuit. No amount has been accrued for this matter in the Company's financial statements.

     In connection with the Chapter 11 bankruptcies of LTV Steel Company, Inc.
(LTV), et al, pending in the United States Bankruptcy Court for the Northern District of Ohio, Youngstown Division, LTV has filed a complaint for avoidance and recovery of preferential transfers against Alliance Machine Division, a former division of the Company. Pursuant to an adversary proceeding filed in the LTV Case on December 17, 2002, LTV seeks recovery of $385,000 in alleged preferential transfers, together with costs and attorney's fees. The Company believes it has adequate defenses and intends to vigorously defend against this complaint. No amount has been accrued for this matter in the Company's financial statements.

     In the 2002 fourth quarter, Dick Corporation (Dick) filed an action against the Company in the Court of Common Pleas of Allegheny County, PA.
Dick alleges that the Company breached a contract to supply it with structural steel for use in a construction project for the PA Department of Transportation. Dick seeks damages of approximately $351,000, representing the extra costs allegedly incurred by Dick for Dick to secure structural steel from another vendor. The Company has filed an answer to Dick's complaint in which it denies any liability. Pleading are closed and discovery has begun. The Company believes it has meritorious defenses against Dick's suit and intends to vigorously defend against it. No amount has been accrued for this matter in the Company's financial statements.

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

     In February 1996, Reunion was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. Since then, the Company has expended $419,275 of remediation costs. The Company estimates completion of this remediation effort to be $15,000.

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. No remediation was performed in 2000, 2001 or 2002 pending the decision. However, the Company has paid $304,000 for its share of consulting services in connection with the hearings. Most recently, the Company's environmental consultants filed with the LDNROC updated amendments to the prior approved plan for sampling and remediation. If approved, the plan will be implemented. At December 31, 2002, after accruing an additional $40,000 in December 2002, the balance accrued for these remediation costs is approximately $1,042,000. The Company believes that future remediation costs will not exceed the amount accrued.

     Litigation on this matter had been stayed pending the determination by the LDNROC as to the extent of remediation that would be required. Most recently, such stay was lifted and the District Court has established a jury trial for September 22, 2003 to determine the necessity for any further remediation and the extent of damages, if any, suffered by the plaintiff owners of the property. The Company is contesting this litigation and believes its proposed methodology is well within accepted industry practice for remediation efforts of a similar nature. No accrual has been made for costs of any potential alternative clean-up methodology that might be imposed as a result of the outcome of the litigation.

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

     In response to the USEPA's demand, the Company filed an adversary proceeding in bankruptcy court in the Southern District of Texas in Houston seeking an order to enjoin the efforts of the USEPA to pursue collection of any claims related to the site. The USEPA responded by filing a motion to dismiss based on several jurisdictional and substantive grounds. A status conference was held on August 27, 2002, at which time the judge for the bankruptcy court in the Southern District of Texas in Houston ruled that the court did not have jurisdiction and, at that time, the Company and the USEPA entered into a standstill agreement through December 31, 2002 which has been extended through May 31, 2003.

     In March 2003, the Company and the USEPA reached an agreement in principle to settle the USEPA's demand for payment for $100,000, payable in three installments over a two-year period. This amount has been accrued as of December 31, 2002. This settlement agreement will resolve the USEPA's claims for reimbursement of environmental response costs, but does not resolve all possible claims the United States may have with respect to the Gambonini mine site which could include, but not be limited to, claims for natural resource damage. The United States has given no indication as to whether or not it will pursue such claims. However, the Company has agreed in principle to extend the statute of limitations with respect to any such claims for a period of five years from the date of the execution of the above discussed settlement agreement.

Sale of Kingway

  On September 24, 2002, we sold Kingway, our discontinued materials handling systems operations. Finalization of this sale is subject to a post-closing working capital adjustment. This amount is in dispute between the Company and the buyer. The buyer alleges it is owed approximately $900,000 based on its calculation of working capital on the closing date. Although we have accrued an approximate mid-point estimate of $265,000 related to this post-closing adjustment, based on our review of their calculation we have determined that we are owed an additional $280,000. Pursuant to the asset purchase agreement, both parties have agreed to submit this dispute to a mutually agreed-upon independent accounting firm for resolution in arbitration. The actual outcome could differ from our estimate.

Operating leases

     Minimum rental commitments under all noncancellable operating leases in effect at December 31, 2002, were as follows (in thousands):

                            Year ended December 31,
 Total      2003      2004      2005      2006      2007      After 2007
-------    ------    ------    ------    ------    ------     ----------
$14,070    $2,628    $1,849    $1,464    $  920    $  834       $6,375
=======    ======    ======    ======    ======    ======       ======

     Operating lease rental expense related to continuing operations for the years ended December 31, 2002, 2001 and 2000, amounted to $2,354,000, $3,181,000 and $2,482,000, respectively.


NOTE 15:   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, accounts receivable and accounts payable -
The carrying amounts approximate fair value because of the short maturities of these instruments.

     Debt - $15.2 million of the Company's debt has variable rates of interest and $34.3 million bears interest at fixed rates. Management estimates the carrying value of variable-rate debt to approximate its fair value as its stated rate of interest changes with changes in market rates of interest. Of the $34.3 million of fixed-rate debt, $24.9 million represents the 13% senior note obligation. Based on recent trades of the Company's senior notes, management estimates its fair value to be approximately $14.0 million. The remaining fixed-rate debt of approximately $9.4 million is substantially comprised of related party notes payable for which markets or comparable instruments do not exist. This debt bears interest at rates ranging between 11% and 18% and its fair value is not readily determinable.


NOTE 16:   DISCONTINUED OPERATIONS

     In December 2001, the Company classified and began accounting for its bridges and cranes and materials handling systems businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30).

     On September 24, 2002, we sold Kingway, our discontinued materials handling systems operations, for cash proceeds of $25.0 million and a $7.0 million note receivable. Future proceeds from the note receivable are contingent upon the operating results of the combined operations of the buyer's material handling businesses. The net cash proceeds of $24.12 million after transaction-related expenses were used to reduce borrowings under our BOA revolving credit facility of $15.96 million, term loan A facility of $7.11 million and pay overadvance fees of $1.05 million. We realized a net gain of $3.1 million, classified within discontinued operations, on this transaction. Finalization of this sale is subject to a post-closing working capital adjustment. This amount is in dispute between the Company and the buyer. The buyer alleges it is owed approximately $900,000 based on its calculation of working capital on the closing date. Although we have accrued an approximate mid-point estimate of $265,000 related to this post-closing adjustment, based on our review of their calculation we have determined that we are owed an additional $280,000. Pursuant to the asset purchase agreement, both parties have agreed to submit this dispute to a mutually agreed-upon independent accounting firm for resolution in arbitration.

     On June 30, 2002, we sold the inventory and substantially all of the property, plant and equipment of Alliance, our discontinued bridges and cranes operations, for cash proceeds of $3.058 million and the assumption by the buyer of $242,000 of accrued liabilities. We retained all receivables, trade payables and certain other liabilities of this discontinued operation. The net cash proceeds of $3.058 million were used to reduce borrowings under our BOA revolving credit facility ($322,000), term loan A facility ($1.87 million) and capital expenditure facility ($866,000). We realized a loss of $3.9 million, classified within discontinued operations, on this transaction. The loss on disposal of the discontinued bridges and cranes operations differed from the 2001 due to adjustments of the carrying values to net realizable value, primarily machinery and equipment and receivables, of assets retained from the sale of the discontinued bridges and cranes operations.

     At December 31, 2001, the assets and liabilities of discontinued operations are comprised of the assets and liabilities of the discontinued bridges and cranes and material handling systems businesses and the remaining reserve for expenses of the discontinued grating business sold in 1999. At December 31, 2001, the assets and liabilities of discontinued operations follows (in thousands):

          NET ASSETS, CURRENT:
     Cash and cash equivalents                                $    506
     Receivables, net                                           14,463
     Inventories, net                                            2,093
     Other current assets                                          249
                                                              --------
     Total current assets                                       17,311
                                                              --------
     Current maturities of debt                                      -
     Trade payables                                              7,182
     Other current liabilities                                   2,014
     Reserve for operating losses during phase-out               2,628
     Reserve for estimated expenses                                325
                                                              --------
     Total liabilities                                          12,149
                                                              --------
     Net assets of discontinued operations, current           $  5,162
                                                              ========
          NET ASSETS, NON-CURRENT:
     Property, plant and equipment, net                       $  6,985
     Goodwill, net                                              11,628
     Other assets, net                                              28
                                                              --------
     Net assets of discontinued operations, non-current       $ 18,641
                                                              ========

     Summarized results of discontinued operations for the years ended December 31, 2002 and 2001 follow (in thousands):

                                                   2002                2001
                                                 --------            --------
Net sales                                        $ 33,423            $ 64,979
Income (loss) before taxes                         (1,326)             (8,720)

     Interest expense is allocated to discontinued operations on the basis of the percentage of total average assets of discontinued operations to gross total assets for the period presented. The above results of discontinued operations include actual and allocated interest expense totaling $2.5 million and $3.1 million for the years ended December 31, 2002 and 2001, respectively.


NOTE 17:   SEGMENT DISCLOSURES AND RELATED INFORMATION

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, leaf springs and precision plastic components.

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

* Plastics manufactures precision molded plastic parts and provides engineered plastics services.

     Metals includes two reportable segments: Pressure vessels and springs; Cylinders. Plastics is a single segment.

     Reunion manufactures products in the United States. Of Reunion's $70.8 million of consolidated net sales for 2002, $9.6 million were export sales, of which $7.7 million related to pressure vessel sales and $1.6 million related to Plastics. The remainder related to cylinder sales, primarily, in Canada. Of the $7.7 million of foreign pressure vessel sales, approximately $6.7 million was in the Far East (principally China and Taiwan) and $0.7 million was in Western Europe. The remainder were in the Middle East and Canada. Plastics export sales included $0.8 million in Mexico with the remainder in Europe and Canada. During 2002, no one customer accounted for more than 10.0% of the net sales of Reunion.

     Segment data, including earnings before interest, taxes, depreciation and amortization (EBITDA) for the years ended December 31, 2002, 2001 and 2000 (in thousands except for related notes):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
2002:
-----
  Metals:
Pressure vessels and springs    $ 20,135   $  1,103   $     52   $ 13,725
Cylinders                         18,087       (286)        92      9,700
                                --------   --------   --------   --------
  Subtotal Metals                 38,222        817        144     23,425
Plastics                          32,577      1,914        126     16,536
Corporate and other                    -     (3,482)         2     14,799
Discontinued operations                -          -        230          -
                                --------   --------   --------   --------
  Totals                        $ 70,799       (751)  $    502   $ 54,760
                                ========              ========   ========
Depreciation only (5)(6)                     (2,762)
Interest expense                             (8,020)
                                           --------
  Loss from continuing operations
    before income taxes                    $(11,533)
                                           ========
2001:
-----
  Metals:
Pressure vessels and springs    $ 41,594   $  6,085   $    260   $ 17,936
Cylinders                         19,369     (2,182)        26      9,662
                                --------   --------   --------   --------
  Subtotal Metals                 60,963      3,903        286     27,598
Plastics                          38,532     (1,123)     1,066     18,443
Corporate and other                    -     (3,660)        10     14,572
Discontinued operations                -          -      1,535     23,803
                                --------   --------   --------   --------
  Totals                        $ 99,495       (880)  $  2,897   $ 84,416
                                ========              ========   ========
Write-off of impaired goodwill               (2,946)
Depreciation and amortization(5)             (5,392)
Interest expense                             (7,057)
                                           --------
  Loss from continuing operations
    before income taxes                    $(16,275)
                                           ========
2000:
-----
  Metals:
Pressure vessels and springs    $ 32,250   $  7,180   $    520   $ 23,103
Cylinders(3)                      30,463      7,130        130     14,152
                                --------   --------   --------   --------
  Subtotal Metals                 62,713     14,310        650     37,255
Plastics                          42,008      2,563      1,031     23,485
Corporate and other(4)                 -        865         71     24,126
Discontinued operations                -          -      2,320     31,573
                                --------   --------   --------   --------
  Totals                        $104,721     17,738   $  4,072   $116,439
                                ========              ========   ========
Depreciation and amortization(5)             (4,639)
Interest expense                             (6,972)
Equity in loss of affiliate                    (296)
                                           --------
  Income from continuing operations
    before income taxes                    $  5,831
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

(2) Headquarters assets at December 31, 2002 and 2001 includes $8.0 million of goodwill. The goodwill relates to the Company's pressure vessel and springs segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of pressure vessels and springs.

(3) Includes the gain of $2.4 million on sale of the land and building of the Company's Chicago, IL hydraulic cylinder location.

(4) Includes the gain of $4.9 million on sale of the Company's Irish plastics operation.

(5) Excludes amortization of deferred financing costs of $752,000, $999,000 and $897,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which is included in interest expense.

(6) The Company ceased amortizing goodwill effective January 1, 2002.

NOTE 18:   QUARTERLY DATA (unaudited)

     Results by quarter for 2002 and 2001 follow:

                                                 2002 Quarter Ended
                                       --------------------------------------
                                       March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 14,844  $ 21,457  $ 15,528  $ 18,970
Operating costs and expenses             17,050    21,460    17,701    18,101
                                       --------  --------  --------  --------
  Operating income (loss)              $ (2,206) $     (3) $ (2,173) $    869
                                       ========  ========  ========  ========

Loss from continuing operations        $ (4,284) $ (1,827) $ (4,324) $ (1,098)
Income (loss) from discontinued
  operations                                  -    (2,272)    2,492    (1,546)
                                       --------  --------  --------  --------
  Net loss                             $ (4,284) $ (4,099) $ (1,832) $ (2,644)
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $  (0.27) $  (0.12) $  (0.28) $  (0.07)
                                       ========  ========  ========  ========
Diluted                                $  (0.27) $  (0.12) $  (0.28) $  (0.07)
                                       ========  ========  ========  ========

                                                 2001 Quarter Ended
                                       --------------------------------------
                                       March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 32,472  $ 26,318  $ 21,658  $ 19,047
Operating costs and expenses             29,968    26,030    22,545    30,170
                                       --------  --------  --------  --------
  Operating income (loss)              $  2,504  $    288  $   (887) $(11,123)
                                       ========  ========  ========  ========
Income (loss) from continuing
  operations                           $    511  $ (1,037) $ (1,069) $(27,358)
Income (loss) from discontinued
  operations                                250       537    (1,651)   (8,311)
                                       --------  --------  --------  --------
  Net income (loss)                    $    761  $   (500) $ (2,720) $(35,669)
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $   0.03  $  (0.07) $  (0.07) $  (1.76)
                                       ========  ========  ========  ========
Diluted                                $   0.03  $  (0.07) $  (0.07) $  (1.76)
                                       ========  ========  ========  ========
Significant items included in results
  of continuing operations which might
  affect comparability are as follows:
Provision for restructuring            $      -  $      -  $      -  $  6,811
Provision for inventories                     -         -         -     2,485
Provision for valuation allowance on
  deferred tax assets                         -         -         -    12,678
Amortization of goodwill                    492       515       501       500
                                       ========  ========  ========  ========

                      Report of Independent Accountants

To the Board of Directors of
Reunion Industries, Inc.

     Our audits of the consolidated financial statements referred to in our report dated April 18, 2001, appearing in this Annual Report on Form 10-K of Reunion Industries, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in connection with the related consolidated financial statements.

                        /s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
April 18, 2001

                           REUNION INDUSTRIES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II
                            (dollars in thousands)

                                  Charged to
                      Beginning   Costs and                           Ending
Year ended:           Balance     Expenses     Other     Deductions   Balance
-----------           ---------   ----------  -------    ----------   -------
    December 31, 2002:
Allowance for doubtful
  accounts             $   212     $   198    $    50 (7) $   160(3)  $   300
Inventory obsolescence
  reserve                1,504         285          -         733(4)    1,056
Deferred tax valuation
  allowance             50,475           -          -       3,520      46,955
Reserve for
  restructuring          1,192           -          -         331         861

    December 31, 2001:
Allowance for doubtful
  accounts             $   554     $   168    $  (226)(6) $   284(3)  $   212
Inventory obsolescence
  reserve                  887       1,113       (275)(6)     221(4)    1,504
Deferred tax valuation
  allowance             35,734      14,741          -           -      50,475
Reserve for
  restructuring              -       1,192          -           -       1,192

    December 31, 2000:
Allowance for doubtful
  accounts             $   196     $   251    $   396(1)  $   289(3)  $   554
Inventory obsolescence
  reserve                  395         362        375(1)      245(4)      887
Deferred tax valuation
  allowance                  -           -     38,933(2)    3,199(5)   35,734
_________________________
(1) Acquired in the merger (Reunion with Chatwins Group) and acquisition (Kingway).
(2) Represents valuation allowance acquired in the merger of $65,413 less post-merger expirations of NOL's of $26,480.
(3)  Uncollectible accounts written off, net of recoveries.
(4)  Inventory written off.
(5)  NOL's utilized post-merger net of benefit.
(6) Reduction to beginning balance due to businesses classified as discontinued operations during 2001.
(7)  Transferred from accrued liabilities.

                                   - S-1 -

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

                                   - E-1 -

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

10.40 Side Letter Agreement dated November 28, 2001 between Reunion Industries, Inc. and Bank of America, National Association. Incorporated by reference to exhibit 10.40 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 33-64325).

10.41 Side Letter Agreement dated December 7, 2001 between Reunion Industries, Inc. and Bank of America, National Association. Incorporated by reference to exhibit 10.41 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 33-64325).

10.42 Side Letter Agreement dated January 22, 2002 between Reunion Industries, Inc. and Bank of America, National Association. Incorporated by reference to exhibit 10.42 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 33-64325).

10.43 Side Letter Agreement dated February 1, 2002 between Reunion Industries, Inc. and Bank of America, National Association. Incorporated by reference to exhibit 10.43 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 33-64325).

10.44   Side Letter Agreement dated March 1, 2002 between Reunion
        Industries, Inc. and Bank of America, National Association. Incorporated by reference to exhibit 10.44 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 33-64325).

10.45   Side Letter Agreement dated April 1, 2002 between Reunion
        Industries, Inc. and Bank of America, National Association. Incorporated by reference to exhibit 10.45 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 33-64325).

21.1    List of subsidiaries and jurisdictions of organization.(1)

23.1    Consent of Independent Public Accountants - Ernst & Young LLP(1)

23.2    Consent of Independent Public Accountants - PricewaterhouseCoopers
        LLP(1)

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1) -   Filed herewith.

*   -   Compensatory plan or arrangement.

                                                          EXHIBIT 21.1

                           REUNION INDUSTRIES, INC.
                     SUBSIDIARIES AS OF DECEMBER 31, 2002

Company                                       Incorporated        Parent
-------                                       ------------        ------
1  Reunion Industries, Inc.                   Delaware
2  Buttes Drilling-C Company                  Texas                  1
3  Reunion Titan, Inc.                        Texas                  2
4  Reunion Potash Company                     Delaware               1
5  Shanghai Klemp Metals Products Company*    Peoples Republic
                                                of China             1 (65.0%)

Inactive Companies
------------------
6  Ocean Phoenix Transport, Inc.              District of Columbia   1
7  Reunion Sub I, Inc.                        Delaware               1
8  Reunion Sub II, Inc.                       Delaware               1
9  Reunion Sub III, Inc.                      Delaware               1
10 Asie-Dolphin Drilling SDN BHD              Malaysia               2 (49%)
11 Buttes Gas & Oil do Brasil, Ltda.          Brazil                 1 (49%)
12 Dolphin Titan do Brazil Servicos
     de Perfuracoes, Ltd.                     Brazil                 2
13 Monaco Corporation                         British Virgin Is.     2
14 Ocean Phoenix Holdings, N. V.              Netherlands Antilles   1
15 Progress Drilling International, Inc.      Panama                 2
16 Progress Perfuracoes do Brasil, Ltd.       Brazil                15

*  The Company has no control over the operations of this subsidiary.

                                                          EXHIBIT 23.1

                       Consent of Independent Auditors

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-37702) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 333-62074) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 33-77232) pertaining to the 1993 Stock Option Plan, the Registration Statement (Form S-3 No. 33-77566) pertaining to the registration of 248,500 shares of common stock, the Registration Statement (Form S-3 No. 333-37368) pertaining to the registration of 8,269,479 shares of common stock and the Registration Statement (Form S-3 No. 333-41842) pertaining to the registration of 3,245,515 shares of common stock of Reunion Industries, Inc. of our report dated March 14, 2003, with respect to the consolidated financial statements and schedule of Reunion Industries, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2002.

                            /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 31, 2003

                                                          EXHIBIT 23.2

                      CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 333-37702) of Reunion Industries, Inc. of our reports, dated April 18, 2001, relating to the financial statements and financial statement schedule which appear in this Annual Report on Form 10-K.

                        /s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
March 31, 2003

                                                          EXHIBIT 99.1

                                CERTIFICATION

In connection with the Annual Report of Reunion Industries, Inc. on Form 10-K for the period ending December 31, 2002 (the Report), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc.


Date: March 31, 2003             By /s/ Charles E. Bradley, Sr.
      --------------                ------------------------------
                                        Charles E. Bradley, Sr.
                                     Chairman and Chief Executive
                                 Officer (principal executive officer)



Date: March 31, 2003             By /s/ John M. Froehlich
      --------------                ------------------------------
                                        John M. Froehlich
                                     Chief Financial Officer
                                  (principal financial officer)

