Form 10-K/A
period 2002-12-31
REUNION INDUSTRIES INC
filed 2003-04-30
CIK 1003429

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004
                         FORM 10-K/A (Amendment No. 1)
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

==============================================================================
    Reunion Industries, Inc. (the "Company", "Reunion Industries" or "Reunion") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003, to provide certain information previously omitted from and to correct certain typographical errors in such report.

     Four items herein provided that were previously omitted relate to PART III of Form 10-K and include:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     One item herein provided that included typographical errors relates to
PART IV of Form 10-K and is:

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     NOTE 9: STOCK OPTIONS is amended to indicate that, of the 44,000 remaining outstanding options to purchase Reunion common stock, 37,334 were exercisable at December 31, 2002.

                                    - 2 -
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     As of April 30, 2003, the following individuals were directors and/or named executive officers of Reunion Industries, Inc. (the "Company", "Reunion Industries" or "Reunion").
                                                         Director
Name                     Principal Position         Age  Since
-----------------------  -------------------------  ---  --------
Thomas N. Amonett(1)(2)  Director                    59  1992
Charles E. Bradley, Sr.  Director, Chairman & CEO    73  1995
Kimball J. Bradley       Director, President & COO   37  2000
Thomas L. Cassidy(1)     Director                    74  1995
W. R. Clerihue(1)(2)     Director                    79  1996
Joseph C. Lawyer         Director, Vice Chairman     57  2000
Franklin Myers(2)        Director                    50  1995(3)
John G. Poole            Director                    60  1996
John M. Froehlich        Executive Vice President,   60  N/A
                           Chief Financial Officer
                           and Secretary

(1)  Member, Compensation Committee of the Board of Directors.
(2)  Member, Audit Committee of the Board of Directors.
(3) Prior to his reappointment in October 1995, Mr. Myers was a Director of Reunion Industries from July 1992 to June 1995.

     THOMAS N. AMONETT has served as a director of Reunion Industries since July 1, 1992 and served as its President and Chief Executive Officer from
July 1, 1992 until October 26, 1995. He also served as the President of Reunion Energy Company, then a wholly-owned subsidiary of Reunion Industries in the oil and gas operating business, from July 1, 1992 until May 24, 1996. Mr. Amonett is President and Chief Executive Officer of Champion Technologies, Inc., a manufacturer and distributor of specialty chemicals and related services, primarily to the oil and gas industry. From November 1998 to June 1999, he was President, Chief Executive Officer and a director of American Residential Services, Inc., a company providing equipment and services relating to residential heating, ventilating, air conditioning, plumbing, electrical and indoor air quality systems and appliances. From July 1996 until June 1997, Mr. Amonett was Interim President and Chief Executive Officer of Weatherford Enterra, Inc., an energy services and manufacturing company. Mr. Amonett serves as a director of Petro Corp. Incorporated, a Houston-based oil and gas company, and Stelmar Shipping Ltd., an international provider of petroleum product and crude oil transportation services.

     CHARLES E. BRADLEY, SR. became a director of Reunion Industries on
June 20, 1995 and was appointed President and Chief Executive Officer of Reunion Industries on October 26, 1995. He became Chairman effective March 16, 2000. Mr. Bradley, Sr. was a co-founder of Stanwich Partners, Inc. ("Stanwich Partners") in 1982 and has served as its President since that time. Stanwich Partners is a private investment company. He was a director of Chatwins Group, Inc. ("Chatwins Group") from 1986 until its merger with Reunion Industries on March 16, 2000 and was Chairman of the Board of Chatwins Group from 1988 until the merger. Mr. Bradley, Sr. is currently the President, acting Chief Financial Officer and a director of Sanitas, Inc., an inactive company, and President, acting Chief Financial Officer and a director of Texon Energy Corporation, an inactive company. He was President and sole director of Stanwich Financial Services Corp. when, on June 25, 2001, it filed a voluntary petition in the United States Bankruptcy Court for the District of Connecticut for reorganization under Chapter 11 of the United States Bankruptcy Code. Stanwich Financial Services Corp. is in the structured settlement business. Mr. Bradley, Sr. was chairman of the board of directors of DeVlieg-Bullard, Inc. when, on July 15, 1999, it filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Ohio for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. Bradley is the father of Kimball J. Bradley.

                                    - 3 -
     KIMBALL J. BRADLEY became President and Chief Operating Officer of Reunion Industries effective May 1, 2000. He was Executive Vice President of Operations of Reunion Industries following the Chatwins Group merger and was a Senior Vice President of Chatwins Group from August 1998 until the merger and a Vice President of Chatwins Group from January 1996 to August 1998. From November 1995 until August 1998, Mr. Bradley was President of the Auto-Lok division of Chatwins Group, having served as acting President of Auto-Lok beginning in August 1995. Prior to assuming that position, he managed various special projects at Chatwins Group's corporate office beginning in November 1993 and at Chatwins Group's CP Industries division from
February 1993 to November 1993.  Mr. Bradley is the son of Charles E. Bradley,
Sr.

     THOMAS L. CASSIDY became a director of Reunion Industries on June 20, 1995. He was a Managing Director of Trust Company of the West, an investment management firm, from 1984 until his retirement in 1999. Mr. Cassidy is a Partner of TCW Capital, an affiliate of Trust Company of the West. Mr. Cassidy was a director of Chatwins Group from March 1993 to June 1997.

     W. R. CLERIHUE became a director of Reunion Industries in December 1996. He was Chairman of the Board of Directors of Spartech Corporation, a plastics manufacturing company, from October 1991 to March 1999 and continued as a director of Spartech until his retirement in 2002.

     JOSEPH C. LAWYER became Vice Chairman of Reunion Industries effective May 1, 2000. He was President and Chief Operating Officer of Reunion Industries following the Chatwins Group merger and was President, Chief Executive Officer and a director of Chatwins Group from 1988 until the merger. Mr. Lawyer is a director of Respironics, Inc., a company engaged in design, manufacture and sale of home and hospital respiratory medical products.

     FRANKLIN MYERS served as a director of Reunion Industries from July 1, 1992 until June 20, 1995, when he resigned contemporaneously with the sale of 1,450,000 shares of Reunion Industries' common stock by Parkdale Holdings Corporation N.V. to Chatwins Group. He was reappointed as a director of Reunion Industries on October 26, 1995. Mr. Myers is Senior Vice President of Cooper Cameron Corporation, an oil field equipment manufacturer. From 1999 to 2001, he was President of Cooper Energy Services, Inc., a manufacturer of gas compression equipment, a subsidiary of Cooper Cameron Corporation. In 2003, he became Chief Financial Officer of Cooper Cameron Corporation. From 1995 to 1999, Mr. Myers was Senior Vice President, General Counsel and Secretary of Cooper Cameron Corporation. He is also a director of Metals USA, Inc., a steel distributor, and Input/Output, Inc., an oilfield equipment supplier.

     JOHN G. POOLE became a director of Reunion Industries on April 19, 1996. Mr. Poole is a private investor. He was a co-founder of Stanwich Partners with Charles E. Bradley, Sr. in 1982 and served as Stanwich Partners' Vice President until 2001. Mr. Poole was a director of Chatwins Group from 1988 until the merger. He is also a director of Consumer Portfolio Services, Inc., engaged in the business of purchasing, selling and servicing retail automobile installment sales contracts.

     JOHN M. FROEHLICH became Executive Vice President of Finance and Chief Financial Officer of Reunion Industries on March 16, 2000. He became Secretary on June 12, 2002. He was a Vice President of Chatwins Group from 1989 until the merger of Chatwins Group and Reunion Industries on March 16, 2000 and its Chief Financial Officer and Treasurer from 1988 until the merger.

                                    - 4 -
Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Reunion's directors and officers and persons who own beneficially more than 10% of the common stock of Reunion Industries to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock of Reunion Industries. Directors, officers and persons owning more than 10% of the common stock of Reunion Industries are required to furnish Reunion Industries with copies of all such reports. Based solely on Reunion's review of the copies of such forms it has received and representations from certain persons that they were not required to file reports on Form 5 for 2002, Reunion Industries believes that all its officers, directors and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2002, except that Joseph C. Lawyer filed one late report of one transaction.


ITEM 11.  EXECUTIVE COMPENSATION

     Chatwins Group was merged into the Company on March 16, 2000. The following table reflects all forms of compensation for services to Reunion Industries or Chatwins Group by our executive officers for the last three completed fiscal years. There was no other annual compensation for any executive of the Company in the last three completed fiscal years.

                                                      Long-Term
                                                    Compensation
                                                    ------------
                               Annual Compensation     Shares
                               -------------------   Underlying     All Other
Name and Position        Year  Salary     Bonus(1)  Stock Option  Compensation
-----------------------  ----  --------   --------  ------------  ------------

Charles E. Bradley, Sr.  2002  $400,024   $      0             0   $  6,516(2)
  Chairman and Chief     2001   400,024          0         5,000      6,266(2)
  Executive Officer      2000   336,498          0        45,000    356,395(2)

Joseph C. Lawyer         2002   245,830          0             0      1,020(3)
  Vice Chairman          2001   289,011          0        10,000      9,520(3)
                         2000   368,532          0        45,000     51,193(3)

Kimball J. Bradley       2002   347,765          0             0      1,020(4)
  President and Chief    2001   318,238          0        50,000      9,520(4)
  Operating Officer      2000   290,968    150,000        45,000     14,020(4)

John M. Froehlich        2002   206,246          0             0      1,020(5)
  Executive Vice         2001   180,000          0        25,000      9,520(5)
  President of Finance   2000   163,247     50,000        39,000     13,948(5)
  and Chief Financial
  Officer

Jack T. Croushore        2002   209,000          0             0      6,476(6)
  President CPI Division 2001   212,360    100,000        25,000     14,223(6)
                         2000   193,360    175,000        39,000     13,533(6)

(1) Amounts shown for bonuses are amounts earned for the period shown, although such bonuses are generally paid in the subsequent year.

(2) Includes premiums paid by Reunion Industries and Chatwins Group for life insurance for the benefit of Mr. Bradley of $355,375 in 2000; and 401(k) matching payments of $5,496 in 2002 and $5,246 in 2001. Includes a healthcare benefit credit of $1,020 in each year.

                                    - 5 -
(3) Includes 401(k) matching payments of $5,000 in 2000; premiums paid by Chatwins Group for life insurance for the benefit of Mr. Lawyer of $37,173 in 2000; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $8,500 in 2001 and $8,000 in 2000. Includes a healthcare benefit credit of $1,020 in each year.

(4) Includes 401(k) matching payments of $5,000 in 2000; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $8,500 in 2001 and $8,000 in 2000. Includes a healthcare benefit credit of $1,020 in each year.

(5) Includes 401(k) matching payments of $4,928 in 2000; and payments under the Chatwins Group, Inc. Money Purchase Plan of $8,500 in 2001 and $8,000 in 2000. Includes a healthcare benefit credit of $1,020 in each year.

(6) Includes 401(k) matching payments of $5,456 in 2002, $4,703 in 2001 and $4,513 in 2000; and payments under the Chatwins Group, Inc. Money Purchase Plan of $8,500 in 2001 and $8,000 in 2000. Includes a healthcare benefit credit of $1,020 in each year.

Option Grants

     There were no options granted in the year ended December 31, 2002.

Option Exercises

     The following tables sets forth information with respect to the exercise of options during the year ended December 31, 2002. There were no options to purchase shares of common stock held by named executive officers at December 31, 2002.

                         Number of
                         Shares
                         Acquired on    Value
Name                     Exercise      Realized
-----------------------  ------------  --------

Charles E. Bradley, Sr.    125,000     $  0 (1)
Joseph C. Lawyer                 0        0
Kimball J. Bradley          95,000        0 (1)
John M. Froehlich           64,000        0 (1)
Jack T. Croushore           64,000        0 (1)

(1) The closing price on the date of exercise was less than the exercise price.

Director Compensation

     Directors not otherwise compensated by Reunion receive annual retainers of $18,000 for service on the board and $500 for each board or committee meeting attended. Compensation paid to nonemployee directors during 2002 for service in all board capacities aggregated $106,500. Directors are reimbursed for the actual cost of any travel expenses incurred. In addition to his director's fees, Mr. Poole received $42,000 for consulting services during 2002.

     Nonemployee directors of Reunion Industries are eligible for awards under the 1998 Stock Option Plan. During 2002, no options were granted.

                                    - 6 -
Key Person Insurance

     As of June 29, 1994, Chatwins Group and Charles E. Bradley, Sr. agreed to a split-dollar life insurance arrangement. Pursuant to this arrangement, Chatwins Group agreed to maintain three universal type life policies on Mr. Bradley, Sr. and his wife. Chatwins Group will be reimbursed for the premiums it pays for such policies from either the death benefit of the policies or their cash surrender value. Mr. Bradley, Sr. agreed with Chatwins Group that if the policy proceeds are insufficient to reimburse Chatwins Group for the full amount of premiums paid, he would pay the shortfall to Chatwins Group. This arrangement was assumed by Reunion in connection with the merger. No premiums were paid by the Company in 2002.

     As of October 24, 1994, Chatwins Group and Joseph C. Lawyer agreed to a split-dollar life insurance arrangement. Pursuant to this arrangement, Chatwins Group agreed to maintain a universal type life policy on Mr. Lawyer. Chatwins Group will be reimbursed for the premiums it pays for such policy from either the death benefit of the policy or its cash surrender value. Mr. Lawyer agreed with Chatwins Group that if the policy proceeds are insufficient to reimburse Chatwins Group for the full amount of premiums paid, he would pay the shortfall to Chatwins Group. This arrangement was assumed by Reunion Industries in connection with the merger. No premiums were paid by the Company in 2002.

     As of December 12, 1995, Chatwins Group and John G. Poole agreed to a split-dollar life insurance arrangement. Pursuant to this arrangement, Chatwins Group agreed to maintain two universal type life policies on Mr. Poole. Chatwins Group will be reimbursed for the premiums it pays for these policies from either the death benefit of the policies or their cash surrender value. Mr. Poole agreed with Chatwins Group that if the policy proceeds are insufficient to reimburse Chatwins Group for the full amount of premiums paid, he would pay the shortfall to Chatwins Group. This arrangement was assumed by Reunion Industries in connection with the merger. No premiums were paid by the Company in 2002.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reunion Industries has 16,278,519 shares of common stock outstanding as of April 30, 2003. The following table sets forth information regarding the beneficial ownership of our common stock by (i) each stockholder known to us to own 5% or more of our common stock, (ii) each director of Reunion Industries, (iii) each of the chief executive officer and the other named executives of Reunion, and (iv) all current directors and executive officers as a group. Except as set forth in the footnotes to the following table, each stockholder has sole dispositive and voting power with respect to the shares of our common stock shown as beneficially owned by him.

                                    - 7 -
                                                                % of
                                                             Outstanding
Beneficial Owner                        Shares Owned           Shares
--------------------------------  -------------------------  -----------
Charles E. Bradley, Sr.           6,601,464 (1)(2)(3)(5)(6)     40.6%
  c/o Stanwich Partners, Inc.
  62 Southfield Ave.
  One Stamford Landing
  Stamford, CT 06902
Kimball J. Bradley
  c/o Reunion Industries, Inc.
  11 Stanwix Street, suite 1400
  Pittsburgh, PA 15222            6,378,582 (1)(5)(6)           39.2%
The Charles E. Bradley, Sr.
Family Limited Partnership
  c/o Stanwich Partners, Inc.
  62 Southfield Ave.
  One Stamford Landing
  Stamford, CT 06902              4,672,393 (5)(6)              28.7%
John G. Poole and the John Grier
Poole Family Limited Partnership
  c/o Stanwich Partners, Inc.
  62 Southfield Ave.
  One Stamford Landing
  Stamford, CT 06902              2,257,185 (4)(5)              13.9%
Stanwich Financial Services Corp.
  62 Southfield Ave.
  One Stamford Landing
  Stamford, CT 06902              1,651,697 (2)                 10.1%
Thomas N. Amonett                    78,000                      0.5%
Thomas L. Cassidy                    62,362                      0.4%
W.R. Clerihue                        45,667 (7)                  0.3%
Joseph C. Lawyer                    701,751 (8)                  4.3%
Franklin Myers                       18,400                      0.1%
John M. Froehlich                    74,008                      0.5%
Jack T. Croushore                   195,187                      1.2%

All Officers and Directors as
  a group (10 individuals)       11,740,213 (7)                 71.9%

(1) Includes 4,672,393 shares owned by The Charles E. Bradley, Sr. Family Limited Partnership (the "Bradley Partnership"), of which Mr. Bradley, Sr. owns 1% as general partner and 27% as a limited partner. The Partnership has designated Mr. Kimball J. Bradley to vote these shares on its behalf. Pursuant to Rule 13d-3, Mr. Charles E. Bradley, Sr. may be deemed to be the beneficial owner of these shares with dispositive power (but no voting power) with respect thereto that he shares with the Bradley Partnership, and Mr. Kimball J. Bradley may be deemed to be the beneficial owner of these shares with voting power (but no dispositive) with respect thereto that he shares with the Bradley Partnership.

(2) Includes 1,651,697 shares owned by Stanwich Financial Services Corp., with which Mr. Bradley, Sr. shares voting and dispositive power. Mr. Bradley, Sr. owns 100% of the parent company of Stanwich Financial Services Corp., and may be deemed to be the beneficial owner of these shares. Disposition of these shares is subject to the approval of the bankruptcy court before which Stanwich Financial Services Corp.'s Chapter 11 case is pending.

(3) Includes 100,000 shares owned by Hanna Investment Corporation, with which Mr. Bradley, Sr. shares voting and dispositive power. Mr. Bradley, Sr. is the controlling stockholder of the parent company of Hanna Investment Corporation and may be deemed to be the beneficial owner of these shares.

                                    - 8 -
(4) Includes 1,499,746 shares owned by the John Grier Poole Family Limited Partnership, of which Mr. Poole owns 1% and is the sole general partner. Pursuant to Rule 13d-3, Mr. Poole may be deemed to be the beneficial owner of these shares, with sole voting and dispositive power with respect thereto. Also includes 139,808 shares as to which Mr. Poole has voting rights, but not dispositive rights. Pursuant to Rule 13d-3, Mr. Poole may be deemed to be the beneficial owner of these shares, with sole voting rights with respect thereto.

(5) Pursuant to the Securities Pledge Agreement dated as of May 1, 1993 among the Charles E. Bradley, Sr. Family Limited Partnership, the John Grier Poole Family Limited Partnership, and U.S. Bank, National Association, as successor Collateral Agent to State Street Bank and Trust Company and the First National Bank of Boston, the Bradley Partnership pledged 4,145,247 shares and the Poole Partnership pledged 552,703 shares to secure the obligations of Reunion Industries under the Indenture, dated as of May 1, 1993, between Reunion and the Collateral Agent relating to certain Senior Notes issued by Reunion Industries in 1993 that are due in 2003. Because "Realization Events" have occurred under the Securities Pledge Agreement as a result of the Company's failure to make certain payments due under the Senior Notes, the Collateral Agent has the right to receive any dividends from, and any proceeds from the sale of such pledged shares (but not more than the amount of the debt secured by such pledges). The Collateral Agent also has the right to vote these shares during the continuation of such event.

(6) Mr. Bradley, Sr. and the Bradley Partnership have pledged, respectively, 51,897 and 361,580 shares to Sovereign Bank to secure certain indebtedness of Mr. Bradley, Sr. Because a default has occurred under the indebtedness, Sovereign Bank has the right to receive any dividends from, and any proceeds from the sale of, the pledged shares (but not more than the amount of the debt secured by such pledges), and it may have the right to vote with respect to these pledged shares.

(7) Includes options, exercisable currently or within 60 days, to purchase 40,667 shares of common stock.

(8) Includes 3,567 shares beneficially owned by Mr. Lawyer's wife, as to which he has no voting or dispositive power. Mr. Lawyer may be deemed to be the beneficial owner of these shares.

                                    - 9 -
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Parties

     Reunion Industries, Inc. - Reunion is a publicly traded Delaware corporation which is headquartered in Pittsburgh, Pennsylvania. Charles E. Bradley, Sr. (Mr. Bradley) is chairman of the board and Chief Executive Officer of Reunion. Kimball Bradley is President, Chief Operating Officer, a director of Reunion and son of Mr. Bradley.

     Stanwich Partners, Inc. - Stanwich Partners, Inc. (SPI) is engaged in consulting services in the field of financial planning and reporting. Mr. Bradley is the President, a director and shareholder of SPI.

     Stanwich Financial Services Corp. - Stanwich Financial Services Corp.
(SFSC) is a privately held corporation in the structured settlement business. SFSC is owned 100% by Mr. Bradley. On June 25, 2001, SFSC filed a voluntary petition in the United States Bankruptcy Court for the District of Connecticut for reorganization under Chapter 11 of the United States Bankruptcy Code.

     NPS Acquisition Corp. - NPS Acquisition Corp. (NPSAC) was formed by Mr. Bradley to acquire and hold NAPTech Pressure Systems (NAPTech). NAPTech was based in Clearfield, Utah and manufactured seamless steel pressure vessels. In January 2001, NPSAC was merged into Reunion.

     CPS Leasing, Inc. - CPS Leasing, Inc. (CPSL) is a subsidiary of Consumer Portfolio Services, Inc. (CPS). Mr. Bradley and Mr. Poole are stockholders of CPS. Mr. Poole is a director of CPS and Mr. Bradley was a director of CPS until July 2001. Charles E. Bradley Jr., Mr. Bradley's son, is President of CPS. CPSL is primarily engaged in machinery and equipment lease financing.

Transactions and Balances

     SPI Consulting Agreement - Reunion maintained a consulting agreement with SPI under which $300,000 was recorded as expense during each of the years ended December 31, 2001 and 2000, respectively. The agreement was terminated effective September 30, 2002. During 2002, $225,000 was expensed related to this agreement. The Company paid SPI $127,795 under this agreement during 2002. At December 31, 2002, $117,205 was owed to SPI under this agreement.
No amounts were owed under this agreement as of December 31, 2001.

     SFSC Notes Payable - The Company assumed three notes payable to SFSC in connection with acquisitions by merger in 2000 and 2001. At December 31, 2002, their principal balances were $2,998,000, $500,000 and $100,000. During 2002, no interest was paid to SFSC related to these notes payable. At December 31, 2002, the total of accrued and unpaid interest due to SFSC related to these notes payable was $1,219,572.

     SFSC Note Receivable - SFSC owes Reunion $310,000 principal and $155,000 of interest for a loan originally made in 1999 with interest at 15%.

     CPS Leasing, Inc. - During 2002, lease payments totaling $580,000 were paid to CPSL. At December 31, 2002, the Company has future minimum rental commitments under noncancellable operating leases with CPSL totaling $2,144,000. No new leases were entered into in 2002.

     SFSC Collateral Fees - SFSC provided side collateral to support Reunion's borrowings under its credit facility with Bank of America. Under this arrangement, SFSC is to receive a 5% collateral fee for as long as the collateral is in place. During 2002, the Company recorded expense of $283,000 related to this arrangement. No payments were made under this arrangement during 2002. At December 31, 2002, accrued and unpaid fees totaling $690,000 were due to SFSC.

                                    - 10 -
     In March 2000, SFSC pledged a $5,000,000 note from CPS to secure the obligations of NPSAC to the former owners of the business. NPSAC agreed to pay SFSC a 2% credit support fee for this pledge. In 2001, the Company assumed this credit support obligation in its acquisition by merger of NPSAC. During 2002, no fees were paid to SFSC. At December 31, 2002, accrued and unpaid fees totaling $227,000 were due to SFSC.

     Cash Surrender Value of Life Insurance Policies - The Company pays the premiums on life insurance policies covering Messrs. Bradley, Lawyer and Poole. Pursuant to these arrangements, the Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policy or their cash surrender value. The covered individuals have agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of the premiums paid, they will cover the shortfall. As of December 31, 2002, premiums paid by the Company since their issuance in 1994 in excess of the cash surrender values of the policies totaled $1,031,000.

     Mr. Bradley Note Payable - Reunion owed Mr. Charles E. Bradley $1,017,000 related to its plastics business. This note and any accrued and unpaid interest thereunder were assigned to SFSC in 2000. No interest was paid in 2002. At December 31, 2002, accrued and unpaid interest due related to this notes payable totaled $168,000.

     Mr. Bradley Guarantee - Through the NPSAC acquisition by merger, the Company assumed an obligation to pay Mr. Charles E. Bradley a guarantee fee in connection with his guarantee of certain obligations of NPSAC to the former owners of the NAPTech business that NPSAC acquired in 1998 (the "Bradley Guarantee"). At December 31, 2001, a total of $90,000 was due to Mr. Bradley under this agreement. During 2002, Mr. Bradley assigned his right to this guarantee fee plus interest at approximately 11%, totaling $100,000, to Messrs. Lawyer and Froehlich in repayment of loans totaling $100,000 they made to Mr. Bradley. These employees also had received a total of $100,000 in advances from the Company during 2001. See "Employee Advances" below.

     Mr. Bradley Note Payable - In January 2003, the Company issued to Mr. Charles E. Bradley a promissory note for $500,000 to evidence its obligation to reimburse him for a payment made by him in that amount under the Bradley Guarantee.

     Employee Advances - At December 31, 2001, the Company had non-interest bearing advances due from five employees totaling $213,000, which was also the highest balance during 2002. During 2002, Messrs. Lawyer and Froehlich repaid their advances totaling $100,000 by waiving their rights to the guarantee fee plus interest they received by assignment from Mr. Bradley. See "Mr. Bradley Guarantee" above.

                                    - 11 -
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The Company hereby amends Item 15 to correct certain typographical errors relating to NOTE 9: STOCK OPTIONS in the consolidated financial statements for the year ended December 31, 2002. Specifically, NOTE 9: STOCK OPTIONS indicated that, of the 44,000 remaining outstanding options to purchase Reunion common stock, none were exercisable at December 31, 2002. NOTE 9:
STOCK OPTIONS is hereby amended to indicate that, of the 44,000 remaining outstanding options to purchase Reunion common stock, 37,334 were exercisable at December 31, 2002 as follows:

                    Remaining           Number              Number
Exercise            Contractual         Outstanding         Exercisable
Price               Life                at 12/31/02         at 12/31/02
---------           -----------         -----------         -----------
$1.0000              7.50 years               9,000               9,000
$1.4500              8.50 years              10,000               3,334
$3.0000              7.25 years              10,000              10,000
$5.0625              5.00 years              15,000              15,000
                                          ---------           ---------
                                             44,000              37,334
                                          =========           =========

                                    - 12 -
                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2003                REUNION INDUSTRIES, INC.
      --------------
                                     By: /s/ Charles E. Bradley, Sr.
                                        ----------------------------
                                             Charles E. Bradley, Sr.
                                     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on this 30th day of April, 2003.

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

                                    - 13 -