Form 10-Q
period 2003-03-31
REUNION INDUSTRIES INC
filed 2003-05-15
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

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

At April 30, 2003, 16,278,579 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 31 pages.
                         Exhibit index is on page 30.

==============================================================================

               FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. The forward-looking statements contained in this report are enclosed in brackets [] for ease of identification. All forward-looking statements involve risks and uncertainties which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. Factors that could cause actual results to differ materially from those described in the forward-looking statements include, without limitation, the strengths/weaknesses of the Company's primary markets, the Company's ability to negotiate trade terms with its vendors, the continued forbearance of the Company's creditors with respect to indebtedness in default and the Company's ability to restructure and renegotiate the terms of the Company's indebtedness. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            March 31, 2003 (unaudited) and December 31, 2002              4

          Condensed Consolidated Statement of Loss and
            Comprehensive Loss for the three months ended
            March 31, 2003 and 2002 (unaudited)                           5

          Condensed Consolidated Statement of Cash Flows for
            the three months ended March 31, 2003 and 2002 (unaudited)    6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       18

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   24

          Item 4.  Controls and Procedures                               24


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     24

          Item 3.  Defaults Upon Senior Securities                       24

          Item 6.  Exhibits and Reports on Form 8-K                      26


SIGNATURES                                                               27

CERTIFICATIONS                                                           28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   AT MARCH 31, 2003 AND DECEMBER 31, 2002
                                (in thousands)

                                              At March 31,     At December 31,
                                                     2003                2002
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    790            $    807
Receivables (net of allowance of
  $275 and $300, respectively)                     13,422              12,269
Advances to employees                                 113                 113
Inventories, net                                    9,104               7,895
Other current assets                                1,518               1,913
                                                 --------            --------
     Total current assets                          24,947              22,997

Property, plant and equipment, net                 16,164              16,716
Due from related parties                            1,508               1,496
Goodwill, net                                      11,007              11,007
Other assets, net                                   3,152               3,102
                                                 --------            --------
Total assets                                     $ 56,778            $ 55,318
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Debt in default                                  $ 40,574            $ 40,049
Current maturities of debt                             86                  89
Trade payables                                     12,049              10,961
Accrued interest                                    7,647               6,748
Due to related parties                              2,655               2,422
Other current liabilities                          10,083              11,251
Notes payable                                       4,161               4,661
Notes payable - related parties                     5,115               4,615
                                                 --------            --------
     Total current liabilities                     82,370              80,796

Long-term debt                                         38                  61
Other liabilities                                   5,301               5,301
                                                 --------            --------
     Total liabilities                             87,709              86,158

Commitments and contingent liabilities                  -                   -
Stockholders' deficit                             (30,931)            (30,840)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 56,778            $ 55,318
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF LOSS AND COMPREHENSIVE LOSS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
           (in thousands, except per share information)(unaudited)

                                                          Three Months Ended
                                                         March 31,   March 31,
                                                             2003        2002
                                                         --------    --------
     Operating revenue:
Sales                                                    $ 21,263    $ 14,844
Cost of Sales                                              17,072      14,142
                                                         --------    --------

  Gross profit                                              4,191         702

Selling, general & administrative                           2,801       3,669
Other expense (income), net                                    28        (761)
                                                         --------    --------

  Operating profit (loss)                                   1,418      (2,206)

Interest expense, net                                       1,509       2,078
                                                         --------    --------
Loss from continuing operations before
  income taxes                                                (91)     (4,284)

Provision for income taxes                                      -           -
                                                         --------    --------

Loss from continuing operations                               (91)     (4,284)

Income (loss) from discontinued operations, net
  of income taxes of $-0-                                       -           -
                                                         --------    --------

Net and comprehensive loss                               $    (91)   $ (4,284)
                                                         ========    ========

Loss applicable to common stockholders                   $    (91)   $ (4,284)
                                                         ========    ========

Loss per common share - basic and diluted                $  (0.01)   $  (0.27)
                                                         ========    ========

Weighted average shares outstanding - basic                16,279      15,591
                                                         ========    ========
Weighted average shares outstanding - diluted              16,279      15,591
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                (in thousands)
                                 (unaudited)

                                                           Three Months Ended
                                                         March 31,   March 31,
                                                             2003        2002
                                                         --------    --------
Cash (used in) provided by operating activities          $   (384)   $  4,107
                                                         --------    --------
  Cash flow from investing activities:
Proceeds from sale of property                                  -         375
Capital expenditures                                         (133)       (260)
                                                         --------    --------
Cash (used in) provided by investing activities              (133)        115
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                     1,646      (3,618)
Repayments of debt                                         (1,146)     (1,003)
                                                         --------    --------
Cash provided by (used in) financing activities               500      (4,621)
                                                         --------    --------

Net decrease in cash and cash equivalents                     (17)       (399)
Net change in cash of discontinued operations                   -         425
Cash and cash equivalents, beginning of year                  807         686
                                                         --------    --------
Cash and cash equivalents, end of period                 $    790    $    712
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2003

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A as filed on April 30, 2003.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $57.4 million at March 31, 2003, the defaults of the Bank of America (BOA) Financing and Security Agreement and the 13% senior notes, and the lack of borrowing capacity under its revolving credit facility indicate that the Company may not be able to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. The Company adopted SFAS No. 143 in the first quarter of 2003. In doing so, the Company evaluated its operating leases for property and equipment and environmental review reports for owned property and concluded that the Company has no legal obligations for retirement of tangible long-lived assets as of March 31, 2003. Therefore, no amount has been accrued in the financial statements at and for the period ended March 31, 2003 related to the adoption of SFAS No. 143.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for us for the year ending December 31, 2003. If we attempted to and were successful in buying back the senior notes at a discount, the adoption of this statement could have a material effect on our results of operations.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. Our financing agreements prohibit us from guaranteeing, either directly or otherwise, the indebtedness of others. We complied with the warranty rollforward provisions of FIN 45.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements are effective for our 2003 fiscal year. The interim disclosure requirements are now effective. We do not expect the adoption of SFAS No. 148 to have an effect on our results of operations or financial position.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                 Quarter Ended March 31,
                                                   2003           2002
                                                 --------       --------
Net loss as reported                             $    (91)      $ (4,284)
Deduct:  Total stock-based employee compensation
         determined under fair value method for
         stock options, net of tax                      -             (62)
                                                 --------        --------
Pro forma loss applicable to common stockholders $    (91)       $ (4,346)
                                                 ========        ========
Loss earnings per share, as reported             $  (0.01)       $  (0.27)
                                                 ========        ========
Basic loss per share, pro forma                  $  (0.01)       $  (0.28)
                                                 ========        ========
Diluted loss per share, as reported              $  (0.01)       $  (0.27)
                                                 ========        ========
Diluted loss per share, pro forma                $  (0.01)       $  (0.28)
                                                 ========        ========
                                    - 8 -

NOTE 2:  RECENT DEVELOPMENTS

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder was due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001 and 2002 and May 1, 2002 and 2003. We were also unable to make the sinking fund payments due May 1, 2002 and 2003. This inability to fund our obligations under the 13% senior notes is due to a lack of liquidity and availability under our revolving credit facility with BOA.

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so, the senior notes holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $6.6 million, totaling $31.5 million at March 31, 2003. Interest accrues at approximately $0.3 million per month, including compounded interest at 13% per annum on the unpaid semi-annual interest payments.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $15.7 million of senior secured revolving and term loan credit facilities outstanding at March 31, 2003 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     Although Reunion and BOA have executed a forbearance agreement wherein BOA has agreed to standstill through May 31, 2003 while we attempt to refinance our BOA facilities with another lender, nothing in the forbearance agreement waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement.


NOTE 3:  DEBT IN DEFAULT AND LONG-TERM DEBT

Debt in default consists of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2003                2002
                                              -----------      --------------
                                              (unaudited)
13% senior notes                                 $ 24,855            $ 24,855
BOA revolving credit facility                      13,433              11,787
BOA term loan A due March 16, 2007                  2,286               3,407
                                                 --------            --------
  Total debt in default                          $ 40,574            $ 40,049
                                                 ========            ========

NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2003                2002
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $  2,598            $  2,820
Work-in-process                                     2,477               2,301
Finished goods                                      4,056               2,801
                                                 --------            --------
  Gross inventories                                 9,131               7,922
Less:   LIFO reserves                                 (27)                (27)
                                                 --------            --------
  Inventories                                    $  9,104            $  7,895
                                                 ========            ========


NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the three month period ended March 31, 2003 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2003         $163  $25,195  $(54,188) $ (2,010)  $(30,840)
  Activity (unaudited):
Net loss                      -        -       (91)        -        (91)
                           ----  -------  --------  --------   --------
At March 31, 2003          $163  $25,195  $(54,279) $ (2,010)  $(30,931)
                           ====  =======  ========  ========   ========

     The computations of basic and diluted loss per common share [LPS] for the three month periods ended March 31, 2003 and 2002 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                 Loss     Shares     LPS
                                               --------  --------  -------
     Three months ended March 31, 2003:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $    (91)   16,279  $ (0.01)
                                               ========  ========  =======
     Three months ended March 31, 2002:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (4,284)   15,591  $ (0.27)
                                               ========  ========  =======

     At March 31, 2003, the Company's stock options outstanding totaled 44,000, none of which were at exercise prices below the average market price of the underlying security during the first quarter 2003. At March 31, 2002, the Company's stock options outstanding totaled 1,089,000, none of which were at exercise prices below the average market price of the underlying security during the first quarter 2002. Therefore, basic and diluted LPS are equal in both periods.

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

     In the 2002 fourth quarter, Wheeling-Pittsburgh Steel Corporation (debtor) filed suit against the Company in U.S. Bankruptcy Court for the Northern District of Ohio, seeking to compel the return of certain preferential transfers pursuant to 11 U.S.C 547. The debtor seeks a judgment in the amount of $2,705,541. The Company filed an answer alleging that such payments are not avoidable because (a) the transfers were made by the Debtor in the ordinary course of business and (b) the Company extended new value to the Debtor after the transfers were made in an amount exceeding the original payments. A status conference was held before the court on April 21, 2003. The parties agreed to a 30-day period to settle this suit out of court after which discovery will continue. No trial dates have been established. The Company intends to vigorously defend against this lawsuit. No amount has been accrued for this matter in the Company's financial statements.

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

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001,

LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. No remediation was performed in 2000, 2001 or 2002 pending the decision. However, the Company has paid $304,000 for its share of consulting services in connection with the hearings. Most recently, the Company's environmental consultants filed with the LDNROC updated amendments to the prior approved plan for sampling and remediation. If approved, the plan will be implemented. At March 31, 2003, after accruing an additional $40,000 in December 2002, the balance accrued for these remediation costs is approximately $1,042,000. The Company believes that future remediation costs will not exceed the amount accrued.

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

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve follows (in 000's):

                                               General
                                               Product   Specific
Description                                    Reserve   Accrual    Total
---------------------------------------------  --------  --------  --------
  Balance at December 31, 2002                 $    175  $    204  $    379
Add: Provision for estimated future claims           45         -        45
Deduct: Changes related to rework or
  replacement of cylinders                          (40)      (45)      (85)
                                               --------  --------  --------
  Balance at March 31, 2003                    $    180  $    159  $    339
                                               ========  ========  ========

NOTE 7:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at March 31, 2003:
----------------------
  Metals:
Pressure vessels and springs    $  7,530   $  1,763   $      -   $ 15,517
Cylinders                          5,590        529         57     10,315
                                --------   --------   --------   --------
  Subtotal Metals                 13,120      2,292         57     25,832

Plastics                           8,143        651         75     16,174
Corporate and other                    -       (840)         -     14,772
                                --------   --------   --------   --------
  Totals                        $ 21,263      2,103   $    133   $ 56,778
                                ========              ========   ========
Depreciation and amortization(3)               (685)
Interest expense                             (1,509)
                                           --------
  Loss from continuing operations
    before income taxes                    $    (91)
                                           ========

Three months ended March 31, 2002
  and at December 31, 2002:
---------------------------------
  Metals:
Pressure vessels and springs    $  2,481   $   (871)  $     41   $ 13,725
Cylinders                          4,441        (87)        25      9,700
                                --------   --------   --------   --------
  Subtotal Metals                  6,922       (958)        66     23,425

Plastics                           7,922        172        113     16,536
Corporate and other(4)                 -       (710)         -     15,357
Discontinued operations                -          -         81          -
                                --------   --------   --------   --------
  Totals                        $ 14,844     (1,492)  $    260   $ 55,318
                                ========              ========   ========
Depreciation and amortization(3)               (710)
Interest expense                             (2,078)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (4,284)
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

(2) Headquarters total assets at March 31, 2003 and December 31, 2002 includes $8.0 million of goodwill. This goodwill relates to the Company's pressure vessel and springs segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of the pressure vessels and springs segment.

(3) Excludes amortization of debt issuance expenses and fees of $60,000 and $132,000 for the three month periods ended March 31, 2003 and 2002, respectively, which is included in interest expense.

(4) Includes a $375,000 gain on sale of property in January 2002.


NOTE 8:   DISCONTINUED OPERATIONS

     Discontinued operations includes the discontinued bridges and cranes and material handling systems businesses. Summarized results of discontinued operations for the three month period ended March 31, 2002 follows (in thousands):
                                                     2002
                                                   --------
          Net sales                                $ 13,248
          Income before taxes                             -

     The above results of discontinued operations includes actual and allocated interest expense for the three month period ended March 31, 2002 totaling $627,000.


PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

     The following discussion and analysis is provided to assist readers in understanding financial performance during the periods presented and significant trends which may impact future performance. It should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q and in conjunction with our annual report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A as filed on April 30, 2003.


GENERAL

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, leaf springs and precision plastic components.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to
  Three Months Ended March 31, 2002

Continuing Operations

     Sales, gross margins and EBITDA percentages for the three months ended March 31, 2003 and 2002 are as follows:

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2003       2002     2003    2002    2003    2002
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $   7,530  $   2,481   28.3%  (16.6%)  23.4%  (35.1%)
Cylinders            5,590      4,441   18.7%    8.2%    9.5%   (2.0%)
Plastics             8,143      7,972   12.4%    9.5%    8.0%    2.2%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  21,263  $  14,844   19.7%    4.7%   13.8%   (5.3%)
                 =========  =========  ======  ======  ======  ======

     Pressure vessels and springs sales were up significantly in the first quarter of 2003 compared to the same period in 2002. This increase is due to this segment's return to normal production and shipment levels compared to management's decision to shut-down our pressure vessels facility for the first two months of 2002 with a limited production schedule. We made this decision in 2002 to reduce spending due to our liquidity problems and to lessen the strain on this segment's raw material vendors. Those vendor-related issues having been corrected, [this segment can more readily obtain raw materials for production].

     Sales of cylinders was up for the first quarter of 2003 compared to 2002 due to an improvement in order levels during the 2003 first quarter. However, this segment continues to be affected by a softness in its markets, [a trend which the Company believes will lessen during 2003.]

     The increase in Plastics revenues is the result of higher orders levels and the start of new customer programs. [Management continues to seek to expand Plastics' product offerings in the business machines, consumer products and medical products industries.]

     The increases in gross margins across all segments is related to volume improvements resulting in an increase in production activity and our ability to absorb costs.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales increased significantly during the first quarter of 2003 compared to the 2002 first quarter primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income (loss) in the first quarters of 2003 and 2002 by segment and corporate and other is as follows (000's):

                               Operating
                                  Income    Deprec-   Amortiz-
                                   (Loss)    iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2003:
-----
Pressure vessels and springs    $  1,584   $    179   $      -   $  1,763
Cylinders                            458         71          -        529
Plastics                             234        417          -        651
Corporate and other                 (858)        18          -       (840)
                                --------   --------   --------   --------
  Totals                        $  1,418   $    685   $      -   $  2,103
                                ========   ========   ========   ========
2002:
-----
Pressure vessels and springs    $ (1,063)  $    189   $      3   $   (871)
Cylinders                           (190)       103          -        (87)
Plastics                            (225)       397          -        172
Corporate and other(1)              (728)        18          -       (710)
                                --------   --------   --------   --------
  Totals                        $ (2,206)  $    707   $      3   $ (1,496)
                                ========   ========   ========   ========

(1) - Operating results for corporate and other for the quarter ended March 31, 2002 includes a $375,000 gain on sale of property.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first quarter of 2003 were $2.8 million, compared to $3.7 million for the first quarter of 2002. This decrease in SGA is due to the 2002 first quarter including approximately $400,000 of incremental legal, audit and consultant costs our current bank lender caused us to incur related to our bank financing that did not recur in the first quarter of 2003. The remaining decrease is related to cost cutting measures taken during 2002, including trimming the executive payroll and reductions in administrative positions, the benefits of which are beginning to materialize. SGA as a percentage of sales decreased to 13.2% for the 2003 first quarter compared to 24.7% in the 2002 first quarter. SGA as a percentage of sales was much lower in 2003 first quarter compared to the first quarter of 2002 due to increased sales volumes, lower incremental bank-induced costs and previously described cost-cutting measures.

Other (Income) Expense

     Other income for the first quarter of 2003 was $28,000, compared to other income of $0.8 million for the first quarter of 2002. The components are as follows:
                                                 2003      2002     Change
                                               --------  --------  --------
Gain on sale of equipment with zero book value $      -  $   (375) $    375
Other (income) expense, net                         (28)     (386)      358
                                               --------  --------  --------
Total other (income) expense, net              $    (28) $   (761) $    733
                                               ========  ========  ========

     In January 2002, we sold equipment that had no book value. The decrease in the remaining other income is primarily due to higher levels of sales of scrap and miscellaneous parts in 2002 due to cleaning out idled facilities.

Interest Expense

     Interest expense, net, for the first quarter of 2003 was $1.5 million compared to $2.1 million for the first quarter of 2002. For the first quarter of 2002, a total of $0.6 million of interest expense has been allocated to or actually incurred in discontinued operations. On a combined basis interest expense was $2.7 million in the first quarter of 2002. Debt has decreased significantly from first quarter 2002 levels due to pay-downs with proceeds from asset sales in June 2002 and September 2002. Also, in the first quarter of 2002, the Company was paying an increased default rate on the BOA revolving credit and term loan facilities and we paid $625,000 in amendment and overadvance fees to BOA in the first quarter of 2002 compared to no such fees in the first quarter of 2003.

Income Taxes

     There was no tax provision from continuing operations in the first quarters of 2003 or 2002. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $119.9 million at December 31, 2002, $57.2 million of which expire by the end of 2004. [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2002 [and to continue to do so during 2003 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]

Discontinued Operations

     There was no income or loss from discontinued operations for the first quarter of 2002. For the first quarter of 2002, discontinued operations includes a total of $0.6 million of interest expense.


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

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder was due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001 and 2002 and May 1, 2002 and 2003. We were also unable to make the sinking fund payments due May 1, 2002 and 2003. This inability to fund our obligations under the 13% senior notes is due to a lack of liquidity and availability under our revolving credit facility with BOA.

     An event of default as defined in the indenture governing the 13% senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so, the senior notes holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $6.6 million, totaling $31.5 million at March 31, 2003. We are currently discussing with holders of a majority of principal amount of senior notes scenarios that would involve suspending their currently existing right to accelerate for some period of time. [Although possible, no assurances exist that we will be successful in this pursuit.]

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $15.7 million of senior secured revolving and term loan credit facilities outstanding at March 31, 2003 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     Although Reunion and BOA have executed a forbearance agreement wherein BOA has agreed to standstill through May 31, 2003 while we attempt to refinance our BOA facilities with another lender, nothing in the forbearance agreement waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement. We are currently negotiating with a nationally recognized lender the refinancing of our BOA revolving and term loan facilities. [Although possible, no assurances exist that we will be successful in this pursuit.]

     [Since we could not repay our senior noteholders or bank lenders if either or both of them exercised their existing rights to accelerate what we owe them, they could pursue all remedies available to creditors in the normal course of business, including filing of involuntary bankruptcy petitions.]


SUMMARY OF 2003 ACTIVITIES

     Cash and cash equivalents totaled $0.8 million at both March 31, 2003 and December 31, 2002. This resulted from $0.4 million of cash used in operations and $0.1 million of cash used in investing activities being offset by $0.5 million provided by financing activities. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers to be applied to our BOA revolving credit facility the following business day.

Operating Activities

     Cash used in operating activities of $0.4 million in the first quarter of 2003 was the result of an increase in net working capital as higher volume levels led to an increase in receivables and inventories, partially funded by increased trade payables and revolver borrowings.

Investing Activities

     Capital expenditures were $0.1 million.

Financing Activities

     The Company made scheduled repayments of term loan A totaling $0.9 million and paid an additional $200,000 on term loan A in connection with a forbearance agreement from BOA for the month of February 2003. Revolving credit facility borrowings increased $1.6 million during the first quarter of 2003. Other debt repayments totaling $25,000 represent payments on capital lease obligations and other debt.

Lease Termination Reserves

     In the fourth quarter of 2001, we developed and adopted a restructure plan for our continuing businesses and certain other businesses were identified for disposal. By the end of 2002, this plan was substantially completed except for continuing commitments under leases for two idle facilities and certain equipment. The Company recorded restructuring costs, including lease termination costs, related to the plan. The following represents a summary of 2003 cash activity of the remaining lease termination reserves (in thousands):

                                                  At       2003       At
Description                                    12/31/02  Activity  03/31/03
---------------------------------------------  --------  --------  --------
Lease termination costs                        $    861  $    (73) $    788
                                               ========  ========  ========

     Of the remaining lease termination costs, $719 relates to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah. The remainder relates to lease commitments under idle machinery in the Plastics Group.


FACTORS THAT COULD AFFECT FUTURE RESULTS

Reunion is a Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $57,423,000, the defaults of the BOA Financing and Security Agreement and the 13% senior notes, and the lack of borrowing capacity under its revolving credit facility indicate that [the Company may not be able to continue as a going concern for a reasonable period of time.] The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reunion may not be able to consummate a planned refinancing

     We have made significant progress recently on a planned refinancing of our BOA term and revolving credit obligations. However, it is not a certainty that this planned refinancing will happen. If we are unable to refinance our BOA credit facilities, they may move to take advantage of all remedies available to them including, but not limited to, acceleration of all amounts currently due and a liquidation of their collateral.

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

Item 4. Controls and Procedures

     As of March 31, 2003, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Company's principal executive officer and principal financial officer, concluded that Reunion's disclosure controls and procedures were effective as of March 31, 2003. There were no significant changes in Reunion's internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company in involved in various legal proceedings and environmental matters. See "Item 1. Financial Statements, Note 6: Commitments and Contingent Liabilities."

Item 3.   Defaults Upon Senior Securities

Debt in default consists of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2003                2002
                                              -----------      --------------
                                              (unaudited)
13% senior notes                                 $ 24,855            $ 24,855
BOA revolving credit facility                      13,433              11,787
BOA term loan A due March 16, 2007                  2,286               3,407
                                                 --------            --------
  Total debt in default                          $ 40,574            $ 40,049
                                                 ========            ========

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder was due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001 and 2002 and May 1, 2002 and 2003. We were also unable to make the sinking fund payments due May 1, 2002 and 2003. This inability to fund our obligations under the 13% senior notes is due to a lack of liquidity and availability under our revolving credit facility with BOA.

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so, the senior notes holders have the right to accelerate all amounts outstanding, including accrued and unpaid interest of $6.6 million, totaling $31.5 million at March 31, 2003. Interest accrues at approximately $0.3 million per month, including compounded interest at 13% per annum on the unpaid semi-annual interest payments.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $15.7 million of senior secured revolving and term loan credit facilities outstanding at March 31, 2003 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     Although Reunion and BOA have executed a forbearance agreement wherein BOA has agreed to standstill through May 31, 2003 while we attempt to refinance our BOA facilities with another lender, nothing in the forbearance agreement waives or otherwise alters BOA's already existing remedies under the BOA financing and security agreement including acceleration of all amounts outstanding under the BOA financing and security agreement.
13% Senior Notes and Semi-Annual Interest Payments

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K
               -------------------

                    The Company filed a Current Report on Form 8-K dated
               March 31, 2003 on April 2, 2003 to set the record date of those shareholders entitled to vote at and to announce the time and place of the Company's 2003 annual meeting of the Company's stockholders.

                    The Company filed a Current Report on Form 8-K/A dated
               March 31, 2003 on May 5, 2003 to change the record date of those shareholders entitled to vote at the Company's 2003 annual meeting of the Company's stockholders.

          (c)  Exhibits
               --------

               Exhibit No.  Exhibit Description
               -----------  -------------------

                  99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  May 15, 2003                          REUNION INDUSTRIES, INC.
       ------------                               (Registrant)

                                     By: /s/  Charles E. Bradley, Sr.
                                         -------------------------------
                                              Charles E. Bradley, Sr.
                                                Chairman and Chief
                                                Executive Officer




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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003               By /s/ Charles E. Bradley, Sr.
      ------------                  ------------------------------
                                        Charles E. Bradley, Sr.
                                       Chief Executive Officer

                                CERTIFICATION
I, John M. Froehlich, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003               By /s/ John M. Freohlich
      ------------                  ------------------------------
                                        John M. Froehlich
                                     Chief Financial Officer

                                EXHIBIT INDEX



     Exhibit No.   Exhibit Description                        Page No.
     -----------   -------------------                        --------


        99.1       Certifications of Chief Executive             31
                   Officer and Chief Financial
                   Officer Pursuant to Section 906
                   of the Sarbanes-Oxley Act of 2002

                                                          EXHIBIT 99.1

                                CERTIFICATION

In connection with the Quarterly Report of Reunion Industries, Inc. on Form 10-Q for the period ending March 31, 2003 (the Report), as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc.


Date: May 15, 2003               By /s/ Charles E. Bradley, Sr.
      ------------                  ------------------------------
                                        Charles E. Bradley, Sr.
                                     Chairman and Chief Executive
                                 Officer (principal executive officer)



Date: May 15, 2003               By /s/ John M. Froehlich
      ------------                  ------------------------------
                                        John M. Froehlich
                                     Chief Financial Officer
                                  (principal financial officer)