Form 10-Q
period 2003-06-30
REUNION INDUSTRIES INC
filed 2003-08-14
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

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

At July 31, 2003, 16,278,579 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 40 pages.
                         Exhibit index is on page 34.

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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            June 30, 2003 (unaudited) and December 31, 2002               4

          Condensed Consolidated Statement of Operations
            and Comprehensive Operations for the three and six
            months ended June 30, 2003 and 2002 (unaudited)               5

          Condensed Consolidated Statement of Cash Flows for
            the six months ended June 30, 2003 and 2002 (unaudited)       6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       19

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   28

          Item 4.  Controls and Procedures                               28


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     28

          Item 3.  Defaults Upon Senior Securities                       28

          Item 4.  Submission of Matters to a Vote of Security Holders   29

          Item 6.  Exhibits and Reports on Form 8-K                      30


SIGNATURES                                                               30

CERTIFICATIONS                                                           31

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    AT JUNE 30, 2003 AND DECEMBER 31, 2002
                                (in thousands)

                                               At June 30,     At December 31,
                                                     2003                2002
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    909            $    807
Receivables (net of allowance of
  $328 and $300, respectively)                     11,318              12,269
Advances to employees                                 113                 113
Inventories, net                                    9,154               7,895
Other current assets                                1,960               1,913
                                                 --------            --------
     Total current assets                          23,454              22,997

Property, plant and equipment, net                 15,524              16,716
Due from related parties                            1,520               1,496
Goodwill, net                                      11,007              11,007
Other assets, net                                   3,035               3,102
                                                 --------            --------
Total assets                                     $ 54,540            $ 55,318
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Debt in default                                  $ 39,512            $ 40,049
Current maturities of debt                             75                  89
Trade payables                                     12,204              10,961
Accrued interest                                    8,534               6,748
Due to related parties                              2,847               2,422
Other current liabilities                           9,019              11,251
Notes payable                                       4,161               4,661
Notes payable - related parties                     5,115               4,615
                                                 --------            --------
     Total current liabilities                     81,467              80,796

Long-term debt                                         27                  61
Other liabilities                                   5,301               5,301
                                                 --------            --------
     Total liabilities                             86,795              86,158

Commitments and contingent liabilities                  -                   -
Stockholders' deficit                             (32,255)            (30,840)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 54,540            $ 55,318
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
           (in thousands, except per share information)(unaudited)

                                   Three Months Ended      Six Months Ended
                                    June 30,   June 30,   June 30,   June 30,
                                       2003       2002       2003       2002
                                   --------   --------   --------   --------
Sales                              $ 18,076   $ 21,457   $ 39,339   $ 36,301
Cost of sales                        14,858     18,107     31,930     32,249
                                   --------   --------   --------   --------
  Gross profit                        3,218      3,350      7,409      4,052
Selling, general & administrative     2,663      3,373      5,464      7,042
Other expense (income), net             (33)       (20)       (61)      (781)
                                   --------   --------   --------   --------
  Operating profit (loss)               588         (3)     2,006     (2,209)
Interest expense, net                 1,912      1,824      3,421      3,902
                                   --------   --------   --------   --------
Loss from continuing operations
  before income taxes                (1,324)    (1,827)    (1,415)    (6,111)
Provision for income taxes                -          -          -          -
                                   --------   --------   --------   --------
Loss from continuing  operations     (1,324)    (1,827)    (1,415)    (6,111)
Loss from discontinued operations,
  net of tax of $-0-                      -     (2,272)         -     (2,272)
                                   --------   --------   --------   --------
Net and comprehensive loss         $ (1,324)  $ (4,099)  $ (1,415)  $ (8,383)
                                   ========   ========   ========   ========
Loss applicable to common
  stockholders                     $ (1,324)  $ (4,099)  $ (1,415)  $ (8,383)
                                   ========   ========   ========   ========
  Basic and diluted loss
    per common share:
Continuing operations              $  (0.08)  $  (0.12)  $  (0.09)  $  (0.39)
Discontinued operations                   -      (0.14)         -      (0.14)
                                   --------   --------   --------   --------
Loss per common share - basic
  and diluted                      $  (0.08)  $  (0.26)  $  (0.09)  $  (0.53)
                                   ========   ========   ========   ========

Weighted average shares
  outstanding - basic                16,279     15,691     16,279     15,691
                                   ========   ========   ========   ========
Weighted average shares
  outstanding - diluted              16,279     15,691     16,279     15,691
                                   ========   ========   ========   ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                (in thousands)
                                 (unaudited)

                                                           Six Months Ended
                                                          June 30,    June 30,
                                                             2003        2002
                                                         --------    --------
Cash provided by operating activities                    $    850    $    995
                                                         --------    --------
  Cash flow from investing activities:
Proceeds from sale of assets of discontinued
  bridges and cranes operations                                 -       3,058
Proceeds from sale of property                                  -         375
Capital expenditures                                         (165)       (286)
                                                         --------    --------
Cash (used in) provided by investing activities              (165)      3,147
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                     1,199         (48)
Repayments of debt                                         (1,782)     (4,743)
                                                         --------    --------
Cash used in financing activities                            (583)     (4,791)
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents          102        (649)
Net change in cash of discontinued operations                   -         348
Cash and cash equivalents, beginning of year                  807         686
                                                         --------    --------
Cash and cash equivalents, end of period                 $    909    $    385
                                                         ========    ========

Interest paid                                            $    712    $  1,203
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2003

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A as filed on April 30, 2003.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's negative working capital position of $58.0 million at June 30, 2003 and defaults on the Bank of America (BOA) Financing and Security Agreement and the 13% senior notes raise substantial doubt about its ability to continue as a going concern. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales and its ability to obtain additional financing. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. The Company adopted SFAS No. 143 in the first quarter of 2003. In doing so, the Company evaluated its operating leases for property and equipment and environmental review reports for owned property and concluded that the Company has no legal obligations for retirement of tangible long-lived assets. Therefore, no amount has been accrued in the financial statements at and for the period ended June 30, 2003 related to the adoption of SFAS No. 143.

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

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and is effective as of July 31, 2003 for variable interest entities created prior to February 1, 2003. Reunion does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Reunion does not expect the adoption of SFAS No. 149 to have a material effect on its financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. Reunion does not expect the adoption of SFAS No. 150 to have a material effect on its financial position, results of operations or cash flows.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and six month periods ended June 30, 2003 and 2002 (in thousands, except for per share amount)(unaudited):

                                        3-Mos. Ended         6-Mos. Ended
                                     ------------------   ------------------
                                       2003      2002       2003      2002
                                     --------  --------   --------  --------
Net loss as reported                 $ (1,324) $ (4,099)  $ (1,415) $ (8,383)
Deduct: Total stock-based employee
        compensation determined
        under fair value method for
        stock options, net of tax           -       (62)         -      (125)
                                     --------  --------   --------  --------
Pro forma loss applicable
  to common stockholders             $ (1,324) $ (4,161)  $ (1,415) $ (8,508)
                                     ========  ========   ========  ========
Basic loss per share, as reported    $  (0.08) $  (0.26)  $  (0.09) $  (0.53)
                                     ========  ========   ========  ========
Basic loss per share, pro forma      $  (0.08) $  (0.27)  $  (0.09) $  (0.54)
                                     ========  ========   ========  ========
Diluted loss per share, as reported  $  (0.08) $  (0.26)  $  (0.09) $  (0.53)
                                     ========  ========   ========  ========
Diluted loss per share, pro forma    $  (0.08) $  (0.27)  $  (0.09) $  (0.54)
                                     ========  ========   ========  ========


NOTE 2:  RECENT DEVELOPMENTS

Senior Subordinated Secured Promissory Note

     On August 11, 2003, Reunion and a private investment fund executed a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. The note bears interest at 10% per annum, such interest being payable on the last day of every month in arrears commencing on August 31, 2003. The principal amount of $2.5 million is due on August 11, 2005 with voluntary prepayments permitted. The note is secured by the assets of Reunion, provided that such security interest is subordinate to the security interest of BOA. In addition to its subordinated security interest, the Fund received a warrant to purchase 625,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.01 per share.

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

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so, the senior notes holders can demand payment of all amounts outstanding, including accrued and unpaid interest of $7.4 million, totaling $32.3 million at June 30, 2003. Interest accrues at approximately $0.3 million per month.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $14.7 million of senior secured revolving and term loan credit facilities outstanding at June 30, 2003 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     During the late first quarter and early second quarter of 2003, we attempted to refinance all of our BOA credit facilities with another lender. During this time period, Reunion and BOA executed various forbearance agreements wherein BOA agreed to standstill. However, we were not successful in our attempt to refinance with the chosen lender. After discussions with BOA, on July 14, 2003, Reunion and BOA agreed to and executed a Waiver and Amendment No. 6 to the Amended and Restated Financing Agreement dated March 16, 2000. The Waiver and Amendment No. 6 dated July 14, 2003 provides that, among other things, BOA and the other bank participants agree to waive the existing defaults under the BOA credit facilities subject to certain conditions including, but not limited to, no acceleration, action or proceeding by the holders of Reunion's 13% senior notes. Reunion has also agreed to (i) maintain a monthly minimum EBITDA, as defined, beginning in July 2003 and continuing through June 2004, (ii) attempt to sell certain real estate, (iii) pursue credit facilities with lenders acceptable to BOA and (iv) if unsuccessful in obtaining an acceptable commitment letter by September 30, 2003, engage an investment banker to sell assets necessary to fully repay the BOA facilities.


NOTE 3:  DEBT IN DEFAULT AND LONG-TERM DEBT

Debt in default consists of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2003                2002
                                              -----------      --------------
                                              (unaudited)
13% senior notes                                 $ 24,855            $ 24,855
BOA revolving credit facility                      12,986              11,787
BOA term loan A due March 16, 2007                  1,671               3,407
                                                 --------            --------
  Total debt in default                          $ 39,512            $ 40,049
                                                 ========            ========
                                    - 10 -

NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2003                2002
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $  2,910            $  2,820
Work-in-process                                     2,820               2,301
Finished goods                                      3,451               2,801
                                                 --------            --------
  Gross inventories                                 9,181               7,922
Less:   LIFO reserves                                 (27)                (27)
                                                 --------            --------
  Inventories                                    $  9,154            $  7,895
                                                 ========            ========


NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the six month period ended June 30, 2003 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2003         $163  $25,195  $(54,188) $ (2,010)  $(30,840)
  Activity (unaudited):
Net loss                      -        -    (1,415)        -     (1,415)
                           ----  -------  --------  --------   --------
At June 30, 2003           $163  $25,195  $(55,603) $ (2,010)  $(32,255)
                           ====  =======  ========  ========   ========

     The computations of basic and diluted loss per common share [LPS] for the three and six month periods ended June 30, 2003 and 2002 are as follows (in thousands, except per share amounts)(unaudited):

                                               Net Loss   Shares     LPS
                                               --------  --------  -------
     Three months ended June 30, 2003:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (1,324)   16,279  $ (0.08)
                                               ========  ========  =======
     Three months ended June 30, 2002:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (4,099)   15,691  $ (0.26)
                                               ========  ========  =======
     Six months ended June 30, 2003:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (1,415)   16,279  $ (0.09)
                                               ========  ========  =======
     Six months ended June 30, 2002:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (8,383)   15,691  $ (0.53)
                                               ========  ========  =======
                                    - 11 -

     At June 30, 2003, the Company's stock options outstanding totaled
44,000, none of which were at exercise prices below the average market price of the underlying security during the first half of 2003. At June 30, 2002, the Company's stock options outstanding totaled 1,089,000, none of which were at exercise prices below the average market price of the underlying security during the first half of 2002. Therefore, basic and diluted LPS are equal in both periods.

     At its meeting held June 26, 2003, the Company's board of directors approved the issuance of 170,000 options to purchase the Company's common stock to two members of the Company's board of directors and one non-board member of the Company's executive management. The effective date of the issuance is July 1, 2003.


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

     The Company has been named in approximately 1,250 separate asbestos suits filed since January 1, 2001 by three plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth and Great Lakes Steel Mills in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. Counsel for the Company has successfully resolved 401 cases with little or no cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company intends to vigorously defend against these lawsuits.

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 101 separate actions, all of which are being defended by Allen-Bradley Company.

     In the 2002 fourth quarter, in the Court of Common Pleas of Stark County, Ohio, Putman Properties, Inc. filed a complaint against the Company asserting breach of an exclusive listing contract in connection with the sale of certain property ancillary to the divestiture of the Company's Alliance Machine division in Alliance, Ohio. The plaintiff is a broker who claims entitlement to a commission in the amount of $230,000. The Company has answered the complaint, denies any liability and intends to vigorously defend against this lawsuit. Discovery is ongoing with a trial date of September 22, 2003. No amount has been accrued for this matter in the Company's financial statements.

     In the 2002 fourth quarter, the Company filed suit in the District Court for New Jersey against Paquet, a general contractor doing business in the state of New Jersey. The Company contends that it is owed approximately $1.5 million in overdue payments and backcharges related to the supply of structural steel for the construction of a bridge in New Jersey. The defendant has asserted a counterclaim against the Company in the amount of $2.5 million. Discovery is in process. The parties have agreed to submit these disputes to non-binding mediation in an attempt to reach a resolution. Mediation is tentatively set for August 19, 2003. Absent a resolution through non-binding mediation, the Company intends to vigorously pursue its suit against the defendant and defend against its counterclaim. No amount has been accrued for this matter in the Company's financial statements.

     In the 2002 fourth quarter, Wheeling-Pittsburgh Steel Corporation (debtor) filed suit against the Company in U.S. Bankruptcy Court for the Northern District of Ohio, seeking to compel the return of certain preferential transfers pursuant to 11 U.S.C 547. The debtor seeks a judgment in the amount of $2,705,541. The Company filed an answer alleging that such payments are not avoidable because (a) the transfers were made by the Debtor in the ordinary course of business and (b) the Company extended new value to the Debtor after the transfers were made in an amount exceeding the original payments. A status conference was held before the court on April 21, 2003. The parties agreed to stay discovery pending settlement discussions. No trial dates have been established. Absent a resolution of this matter through settlement discussions, the Company intends to vigorously defend against this lawsuit. No amount has been accrued for this matter in the Company's financial statements.

     In connection with the Chapter 11 bankruptcies of LTV Steel Company, Inc.
(LTV), et al, pending in the United States Bankruptcy Court for the Northern District of Ohio, Youngstown Division, LTV has filed a complaint for avoidance and recovery of preferential transfers against Alliance Machine Division, a former division of the Company. Pursuant to an adversary proceeding filed in the LTV Case on December 17, 2002, LTV seeks recovery of $385,000 in alleged preferential transfers, together with costs and attorney's fees. Prosecution of preference actions has been stayed through September 30, 2003 by order of the bankruptcy court. The Company believes it has adequate defenses and intends to vigorously defend against this complaint. No amount has been accrued for this matter in the Company's financial statements.

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

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. No remediation was performed in 2000, 2001 or 2002 pending the decision. However, the Company has paid $434,000 for its share of consulting services in connection with the hearings. Most recently, the Company's environmental consultants filed with the LDNROC updated amendments to the prior approved plan for sampling and remediation. If approved, the plan will be implemented. At June 30, 2003, after accruing an additional $40,000 in December 2002, the balance accrued for these remediation costs is approximately $912,000. The Company believes that future remediation costs will not exceed the amount accrued.

     Litigation on this matter had been stayed pending the determination by the LDNROC as to the extent of remediation that would be required. Such stay was lifted and the District Court had established a jury trial for September 22, 2003 to determine the necessity for any further remediation and the extent of damages, if any, suffered by the plaintiff owners of the property.
However, a tentative agreement to settle the litigation by the plaintiff owners of the property has been reached in principle between the involved parties, the details of which are currently being finalized. Following implementation of this potential settlement agreement, LDNROC will revisit the extent of the remaining remediation necessary. No accrual has been made for costs of any potential alternative clean-up methodology that might be imposed as a result of the outcome of the litigation.

     On March 15, 2002, the Company received a Request for Information from the United States Environmental Protection Agency (USEPA) regarding the Gambonini Mine Site (Site) outside Petaluma, Marin County, California. The Company gathered and forwarded the information the USEPA requested. On May 16, 2002, the Company, as the successor to Buttes Gas & Oil Company (BGO), received from the USEPA a notice of potential liability and demand for payment of $3,909,614.37 for reimbursement of costs related to the USEPA's removal and environmental restoration efforts at the Site initiated in 1998 pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

     BGO, predecessor by merger to the Company, leased the site for mining purposes and operated a mercury mine there from 1965 to 1970. BGO's mining operations were terminated in 1970. Subsequently, under the supervision of the environmental and planning representatives of Marin County, BGO completed closure and environmental restoration activities at the site, including stabilization and re-vegetation of the site. BGO then quitclaimed the mining lease to the Site owners, the Gambonini's, in 1973. Because of apparent overgrazing at the Site subsequent to BGO's restoration efforts, a storm in 1982 caused severe flooding, which resulted in the failure of a dam built to retain mining materials. Runoff from the flood released mining materials into the creek below and, ultimately, into the Tomales Bay, a local recreation and fishing area.

     In 1985, BGO, headquartered in Houston, Texas, filed Chapter 11 proceedings in bankruptcy court in the Southern District of Texas in Houston. In December 1988, BGO confirmed its plan of reorganization which provided for, among other things, a discharge of all claims that arose prior to the date of confirmation of the plan. The reorganization plan became effective in February 1989.

     In response to the USEPA's May 2002 demand for payment, the Company filed an adversary proceeding in bankruptcy court in the Southern District of Texas in Houston seeking an order to enjoin the USEPA from pursuing any claims related to the Site. The USEPA responded by filing a motion to dismiss based on several jurisdictional and substantive grounds. In an order issued on August 26, 2002, the court ruled that it lacked jurisdiction in the adversary proceeding and ordered it dismissed. The Company and the USEPA subsequently entered into a tolling agreement through December 31, 2002, which has been extended through November 30, 2003.

     In March 2003, the Company and the USEPA reached an agreement in principle to settle the USEPA's demand for payment for $100,000 plus interest at the Superfund rate of 1.47%, payable in three installments over a two-year period. This amount has been accrued as of December 31, 2002. This settlement agreement will resolve the USEPA's claims for reimbursement of environmental response costs under CERCLA, but does not resolve all possible claims the United States may have with respect to the Gambonini mine site which could include, but not be limited to, claims for natural resource damages. The United States has given no indication as to whether or not it will pursue such claims. The Company has agreed to toll the statute of limitations with respect to any natural resource damages claims, if any, from August 30, 2002 to April 1, 2008.

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

                                               General   Specific
Description                                    Reserve   Accrual    Total
---------------------------------------------  --------  --------  --------
  Balance at December 31, 2002                 $    175  $    204  $    379
Add: Provision for estimated future claims           45         -        45
Deduct: Cost of claims                              (64)     (152)     (216)
                                               --------  --------  --------
  Balance at June 30, 2003                     $    156  $     52  $    208
                                               ========  ========  ========

NOTE 7:  OPERATING SEGMENT DISCLOSURES
The following represents segment financial data (in thousands)(unaudited):

                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at June 30, 2003:
----------------------
  Metals:
Pressure vessels and springs    $  6,250   $  1,360   $      -   $ 15,236
Cylinders                          4,718         68          5      8,647
                                --------   --------   --------   --------
  Subtotal Metals                 10,968      1,428          5     23,883
Plastics                           7,108        646         27     15,536
Corporate and other                    -       (813)         -     15,121
                                --------   --------   --------   --------
  Totals                        $ 18,076      1,261   $     32   $ 54,540
                                ========              ========   ========
Depreciation and amortization(3)               (673)
Interest expense                             (1,912)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (1,324)
                                           ========
Three months ended June 30, 2002
  and at December 31, 2002:
--------------------------------
  Metals:
Pressure vessels and springs    $  8,119   $  1,230   $      5   $ 13,725
Cylinders                          4,677        (84)         -      9,700
                                --------   --------   --------   --------
  Subtotal Metals                 12,796      1,146          5     23,425
Plastics                           8,661        540          -     16,536
Corporate and other                    -       (927)         -     15,357
Discontinued operations                -          -         21          -
                                --------   --------   --------   --------
  Totals                        $ 21,457        759   $     26   $ 55,318
                                ========              ========   ========
Depreciation and amortization(3)               (762)
Interest expense                             (1,824)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (1,827)
                                           ========
Six months ended and
  at June, 2003:
--------------------
  Metals:
Pressure vessels and springs    $ 13,780   $  3,123   $      -
Cylinders                         10,308        597         62
                                --------   --------   --------
  Subtotal Metals                 24,088      3,720         62
Plastics                          15,251      1,297        102
Corporate and other                    -     (1,653)         1
                                --------   --------   --------
  Totals                        $ 39,339      3,364   $    165
                                ========              ========
Depreciation and amortization(3)             (1,358)
Interest expense                             (3,421)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (1,415)
                                           ========
                                    - 18 -

                                                      Capital
                               Net Sales  EBITDA(1)   Spending
                               ---------  ---------  ---------

Six months ended June 30, 2002:
-------------------------------
  Metals:
Pressure vessels and springs    $ 10,600   $    359   $     46
Cylinders                          9,118       (171)        25
                                --------   --------   --------
  Subtotal Metals                 19,718        188         71
Plastics                          16,583        712        113
Corporate and other(4)                 -     (1,637)         -
Discontinued operations                -          -        102
                                --------   --------   --------
  Totals                        $ 36,301       (737)  $    286
                                ========              ========
Depreciation and amortization(3)             (1,472)
Interest expense                             (3,902)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (6,111)
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

(2) Headquarters total assets at June 30, 2003 and December 31, 2002 includes $8.0 million of goodwill. This goodwill relates to the Company's pressure vessel and springs segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of the pressure vessels and springs segment.

(3) Excludes amortization of debt issuance expenses and fees of $11,000 and $192,000 for the three month periods ended June 30, 2003 and 2002, respectively, and $71,000 and $324,000 for the six month periods ended June 30, 2003 and 2002, respectively, which is included in interest expense.

(4) Includes a $375,000 gain on sale of property in January 2002.


NOTE 8:   DISCONTINUED OPERATIONS

     Discontinued operations includes the discontinued bridges and cranes and material handling systems businesses. Summarized results of discontinued operations for the three and six month periods ended June 30, 2002 follows (in thousands):

                       Three months ended June 30, 2002
                       --------------------------------
                       Net sales               $ 12,934
                       Loss before taxes         (2,272)

                       Six months ended June 30, 2002
                       --------------------------------
                       Net sales               $ 26,182
                       Loss before taxes         (2,272)

     The above results of discontinued operations includes actual and allocated interest expense for the three and six month periods ended June 30, 2002 totaling $1,193,000 and $1,820,000, respectively.


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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to
  Three Months Ended June 30, 2002

Continuing Operations

     Sales, gross margins and EBITDA percentages for the three months ended June 30, 2003 and 2002 are as follows:

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2003       2002     2003    2002    2003    2002
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $   6,250  $   8,119   26.5%   21.3%   21.8%   15.1%
Cylinders            4,718      4,677   12.8%   10.0%    1.4%   (0.2%)
Plastics             7,108      8,661   13.5%   13.3%    9.1%    6.2%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  18,076  $  21,457   17.8%   15.6%   11.5%    7.9%
                 =========  =========  ======  ======  ======  ======

     Pressure vessels and springs sales decreased in the second quarter of 2003 compared to the same period in 2002. This decrease is due to reduced foreign shipments, primarily in China and, management believes, is largely the result of the overall adverse impact on the Asian economy caused by SARS. Although the SARS crisis in Asia has eased, uncertainty exists as to when or by how much the foreign shipments of this segment will rebound.

     Sales of cylinders in the second quarter of 2003 was even with the second quarter of 2002 as the improvement in order levels during the 2003 first quarter has leveled-off. This segment continues to be affected by a softness in its markets, [a trend which the Company believes will remain the same or lessen during 2003.]

     The decrease in Plastics revenues is the result of several reasons including the planned shutdown of one Plastic's facility to coincide with a customer shutdown which happened late in the second quarter of 2003 compared to early in the third quarter of 2002 and a lag in certain customers' decisions on newly quoted programs which are intended to replace finished programs. [Management continues to seek to expand Plastics' product offerings in the business machines, consumer products and medical products industries.]

     Despite a decrease in sales in the second quarter of 2003 compared to the second quarter of 2002 at pressure vessels and springs, gross margin as a percentage of sales increased. This increase in gross margin as a percentage of sales is primarily due to the fact that the second quarter of 2002 included approximately $2.2 million in sales related to product which shipped in the second quarter of 2002 but for which the production activity occurred primarily in March 2002. Production activity for the second quarter 2002 in the pressure vessels and springs segment was below normal levels resulting in underabsorption of overheads and a lower gross margin as a percentage of sales than would normally be expected. The increase in gross margin as a percentage of sales at both cylinders and plastics is primarily the result of actions to reduce costs through workforce reductions taken in the 2002 third quarter to better match production resources with volume levels.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales increased during the second quarter of 2003 compared to the 2002 second quarter primarily due to the same factors affecting gross profit margin discussed above and our continued focus on reducing selling, general and administrative costs in Plastics. A reconciliation of EBITDA to operating income (loss) in the second quarters of 2003 and 2002 by segment and corporate and other is as follows (000's):

                               Operating
                                  Income    Deprec-   Amortiz-
                                   (Loss)    iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2003:
-----
Pressure vessels and springs    $  1,186   $    174   $      -   $  1,360
Cylinders                             (5)        73          -         68
Plastics                             237        409          -        646
Corporate and other                 (830)        17          -       (813)
                                --------   --------   --------   --------
  Totals                        $    588   $    673   $      -   $  1,261
                                ========   ========   ========   ========
2002:
-----
Pressure vessels and springs    $  1,043   $    184   $      3   $  1,230
Cylinders                           (180)        96          -        (84)
Plastics                              79        461          -        540
Corporate and other                 (945)        18          -       (927)
                                --------   --------   --------   --------
  Totals                        $     (3)  $    759   $      3   $    759
                                ========   ========   ========   ========

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the second quarter of 2003 were $2.7 million, compared to $3.4 million for the second quarter of 2002. This decrease in SGA is due to the 2002 second quarter including approximately $250,000 of incremental legal, audit and consultant costs related to the default on our bank financing that did not recur in the second half of 2003. The remaining decrease is related to cost cutting measures taken during 2002, including trimming the executive payroll and reductions in administrative positions, the benefits of which are materializing. SGA as a percentage of sales decreased to 14.7% for the 2003 second quarter compared to 15.7% in the 2002 second quarter. SGA as a percentage of sales was lower in 2003 second quarter compared to the second quarter of 2002 due to lower incremental bank-induced costs and previously described cost-cutting measures.

Other Income

     Other income for the second quarter of 2003 was $33,000, compared to other income of $20,000 for the second quarter of 2002. There were no significant offsetting items netted into other income in either of the three month periods ended June 30, 2003 and 2002.

Interest Expense

     Interest expense, net, for the second quarter of 2003 was $1.9 million compared to $1.8 million for the second quarter of 2002. For the second quarter of 2002, a total of $1.2 million of interest expense has been allocated to or actually incurred in discontinued operations. On a combined basis interest expense was $3.0 million in the second quarter of 2002. Debt has decreased significantly from second quarter 2002 levels due to pay-downs with proceeds from asset sales in June 2002 and September 2002. Also, in the second quarter of 2002 compared to the 2003 second quarter, the Company was paying a higher default rate on the BOA revolving credit and term loan facilities and we accrued $500,000 in amendment and overadvance fees to BOA in the second quarter of 2002. These decreases from the second quarter 2002 were partially offset by approximately $400,000 in fees and costs charged to interest expense incurred during our attempted refinancing during the second quarter 2003 with another lender.

Income Taxes

     There was no tax provision from continuing operations in the second quarters of 2003 or 2002. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $119.9 million at December 31, 2002, $57.2 million of which expire by the end of 2004. [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2002 [and to continue to do so during 2003 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]

Discontinued Operations

     There was a loss from discontinued operations for the second quarter of 2002 of $2.3 million. The loss from discontinued operations of $2.3 million in the second quarter of 2002 relates to adjustments of the carrying value to net realizable value, primarily machinery and equipment and receivables, of assets retained from the sale of the discontinued bridges and cranes operations. For the second quarter of 2002, discontinued operations includes a total of $1.2 million of interest expense.

Six Months Ended June 30, 2003 Compared to
  Six Months Ended June 30, 2002

Continuing Operations

     Sales, gross margins and EBITDA percentages for the six months ended June 30, 2003 and 2002 are as follows:

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2003       2002     2003    2002    2003    2002
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $  13,780  $  10,600   27.5%   12.5%   22.7%    3.4%
Cylinders           10,308      9,118   16.0%    9.1%    5.8%   (1.9%)
Plastics            15,251     16,583   12.9%   11.5%    8.5%    4.3%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  39,339  $  36,301   18.8%   11.2%   12.8%    2.5%
                 =========  =========  ======  ======  ======  ======

     Pressure vessels and springs sales were up in the first half of 2003 compared to the same period in 2002. This increase is due to this segment's return to almost normal production and shipment levels compared to management's decision to shut-down our pressure vessels facility for the first two months of 2002 with a limited production schedule. We made this decision in 2002 to reduce spending due to our liquidity problems and to lessen the strain on this segment's raw material vendors.

     Sales of cylinders was up for the first half of 2003 compared to 2002 due to an improvement in order levels during the 2003 first quarter. However, this segment continues to be affected by a softness in its markets, [a trend which the Company believes will remain the same or lessen during 2003.]

     The decrease in Plastics revenues occurred in the second quarter of 2003 and is the result of several reasons including the planned shutdown of one Plastic's facility to coincide with a customer shutdown which happened late in the second quarter of 2003 compared to early in the third quarter of 2002 and a lag in certain customers' decisions on newly quoted programs which are intended to replace finished programs. [Management continues to seek to expand Plastics' product offerings in the business machines, consumer products and medical products industries.]

     In conjunction with a 30% increase in sales in the second quarter of 2003 compared to the second quarter of 2002 at pressure vessels and springs, gross margin as a percentage of sales increased 120%. This increase in gross margin as a percentage of sales is primarily due to management's decision to shut-down our pressure vessels facility for the first two months of 2002 as discussed above and the resulting reduction in production activity for the second quarter 2002 resulting in underabsorption of overheads and a lower gross margin as a percentage of sales than would normally be expected. The increase in gross margin as a percentage of sales at both cylinders and plastics is the result of actions to reduce costs through workforce reductions taken in the 2002 third quarter to better match production resources with volume levels.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales increased significantly during the first half of 2003 compared to the 2002 first half primarily due to the same factors affecting gross profit margin discussed above and our continued focus on reducing selling, general and administrative costs in Plastics. A reconciliation of EBITDA to operating income (loss) in the first six months of 2003 and 2002 by segment and corporate and other is as follows (000's):

                               Operating
                                  Income    Deprec-   Amortiz-
                                   (Loss)    iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2003:
-----
Pressure vessels and springs    $  2,770   $    353   $      -   $  3,123
Cylinders                            453        144          -        597
Plastics                             471        826          -      1,297
Corporate and other               (1,688)        35          -     (1,653)
                                --------   --------   --------   --------
  Totals                        $  2,006   $  1,358   $      -   $  3,364
                                ========   ========   ========   ========
2002:
-----
Pressure vessels and springs    $    (20)  $    373   $      6   $    359
Cylinders                           (370)       199          -       (171)
Plastics                            (146)       858          -        712
Corporate and other(1)            (1,673)        36          -     (1,637)
                                --------   --------   --------   --------
  Totals                        $ (2,209)  $  1,466   $      6   $   (737)
                                ========   ========   ========   ========

(1) - Operating results for corporate and other for the six-months ended June 30, 2002 includes a $375,000 gain on sale of property.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first half of 2003 were $5.5 million, compared to almost $7.1 million for the first half of 2002. This decrease in SGA is due to the 2002 first half including approximately $650,000 of incremental legal, audit and consultant costs related to the default on our bank financing that did not recur in the first half of 2003. The remaining decrease is related to cost cutting measures taken during 2002, including trimming the executive payroll and reductions in administrative positions, the benefits of which are materializing. SGA as a percentage of sales decreased to 13.9% for the 2003 first half compared to 19.4% in the 2002 first half. SGA as a percentage of sales was lower in 2003 first half compared to the first half of 2002 due to increased sales volumes, lower incremental bank-induced costs and previously described cost-cutting measures.

Other Income

     Other income for the first half of 2003 was $61,000, compared to other income of $0.8 million for the first half of 2002. The components are as follows:
                                                 2003      2002     Change
                                               --------  --------  --------
Gain on sale of equipment with zero book value $      -  $   (375) $    375
Other (income) expense, net                         (61)     (406)      345
                                               --------  --------  --------
Total other income, net                        $    (61) $   (781) $    720
                                               ========  ========  ========

     In January 2002, we sold equipment that had no book value. The decrease in the remaining other income is primarily due to higher levels of sales of scrap and miscellaneous parts in 2002 due to cleaning out idled facilities.

Interest Expense

     Interest expense, net, for the first half of 2003 was $3.4 million compared to $3.9 million for the first half of 2002. For the first half of 2002, a total of $1.8 million of interest expense has been allocated to or actually incurred in discontinued operations. On a combined basis interest expense was $5.7 million in the first half of 2002. Debt has decreased significantly from second quarter 2002 levels due to pay-downs with proceeds from asset sales in June 2002 and September 2002. Also, in the first half of 2002 compared to the 2003 first half, the Company was paying a higher default rate on the BOA revolving credit and term loan facilities and we paid and/or accrued $1,125,000 in amendment and overadvance fees to BOA in the first half of 2002. These decreases from the second quarter 2002 were partially offset by approximately $400,000 in fees and costs charged to interest expense incurred during our attempted refinancing during the second quarter 2003 with another lender.

Income Taxes

     There was no tax provision from continuing operations in the first six months of 2003 or 2002. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $119.9 million at December 31, 2002, $57.2 million of which expire by the end of 2004. [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2002 [and to continue to do so during 2003 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]

Discontinued Operations

     There was a loss from discontinued operations for the first half of 2002 of $2.3 million. The loss from discontinued operations of $2.3 million in the first half of 2002 relates to adjustments of the carrying value to net realizable value, primarily machinery and equipment and receivables, of assets retained from the sale of the discontinued bridges and cranes operations. For the second quarter of 2002, discontinued operations includes a total of $1.9 million of interest expense.


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

Senior Subordinated Secured Promissory Note

     On August 11, 2003, Reunion and a private investment fund executed a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. The note bears interest at 10% per annum, such interest being payable on the last day of every month in arrears commencing on August 31, 2003. The principal amount of $2.5 million is due on August 11, 2005 with voluntary prepayments permitted. The note is secured by the assets of Reunion, provided that such security interest is subordinate to the security interest of BOA. In addition to its subordinated security interest, the Fund received a warrant to purchase 625,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.01 per share. [The cash proceeds are anticipated to be used for working capital and other general corporate purposes.]

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

     An event of default as defined in the indenture governing the 13% senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so, the senior notes holders can demand payment of all amounts outstanding, including accrued and unpaid interest of $7.4 million, totaling $32.3 million at June 30, 2003. We are currently discussing with holders of a majority of principal amount of senior notes scenarios that would involve suspending their currently existing right to demand payment for some period of time. [Although possible, no assurances exist that we will be successful in this pursuit.]

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $14.7 million of senior secured revolving and term loan credit facilities outstanding at June 30, 2003 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     During the late first quarter and early second quarter of 2003, we attempted to refinance all of our BOA credit facilities with another lender. During this time period, Reunion and BOA executed various forbearance agreements wherein BOA agreed to standstill. However, we were not successful in our attempt to refinance with the chosen lender. After discussions with BOA, on July 14, 2003, Reunion and BOA agreed to and executed a Waiver and Amendment No. 6 to the Amended and Restated Financing Agreement dated March 16, 2000. The Waiver and Amendment No. 6 dated July 14, 2003 provides that, among other things, BOA and the other bank participants agree to waive the existing defaults under the BOA credit facilities subject to certain conditions including, but not limited to, no acceleration, action or proceeding by the holders of Reunion's 13% senior notes. Reunion has also agreed to (i) maintain a monthly minimum EBITDA, as defined, beginning in July 2003 and continuing through June 2004, (ii) attempt to sell certain real estate, (iii) pursue credit facilities with lenders acceptable to BOA and (iv) if unsuccessful in obtaining an acceptable commitment letter by September 30, 2003, engage an investment banker to sell assets necessary to fully repay the BOA facilities. [Although possible, no assurances exist that we will be able to maintain the monthly minimum EBITDA contained in or be successful in the pursuits as required by the Waiver and Amendment No. 6.]

     [Since we could not repay our senior noteholders or bank lenders if the senior noteholders exercised their existing rights to demand payment of what we owe them or if we were not able to maintain the covenants or were not successful in the requirements of the Waiver and Amendment No. 6, each or both parties could pursue all remedies available to creditors in the normal course of business, including filing of involuntary bankruptcy petitions.]


SUMMARY OF 2003 ACTIVITIES

     Cash and cash equivalents totaled $0.9 million at June 30, 2003, compared with $0.8 million at December 31, 2002. This resulted from $0.9 million of cash provided by operations being offset by $0.2 million of cash used in investing activities and $0.6 million used in financing activities. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers to be applied to our BOA revolving credit facility the following business day.

Operating Activities

     Cash provided by operating activities of $0.9 million in the first half of 2003 was the result of a decrease in net working capital as the higher level of receivables created in the first quarter of 2003 due to the higher volume levels were collected.

Investing Activities

     Capital expenditures were $0.2 million.

Financing Activities

     The Company made scheduled repayments of term loan A totaling $1.5 million and paid an additional $200,000 on term loan A in connection with a forbearance agreement from BOA for the month of February 2003. Revolving credit facility borrowings increased $1.2 million during the first half of 2003. Other debt repayments totaling $46,000 represent payments on capital lease obligations and other debt.

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

                                                  At       2003       At
Description                                    12/31/02  Activity  06/30/03
---------------------------------------------  --------  --------  --------
Lease termination costs                        $    861  $   (182) $    679
                                               ========  ========  ========

     The remaining lease termination costs relate to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Reunion is a Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's negative working capital position of $58.0 million at June 30, 2003 and defaults on the BOA Financing and Security Agreement and the 13% senior notes raise substantial doubt about its ability to continue as a going concern. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales and its ability to obtain additional financing. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reunion may not be able to maintain the required monthly minimum EBITDA, as defined, required by the Waiver and Amendment No. 6

     We executed a Waiver and Amendment No. 6 with BOA which requires us to maintain a monthly minimum EBITDA, as defined therein, beginning in July 2003. If we are unable to met the minimum monthly required EBITDA in any month, they may move to take advantage of all remedies available to them including, but not limited to, acceleration of all amounts currently due and a liquidation of their collateral.

Reunion's senior noteholders may demand payment

     Although our senior note obligations are in default, the senior noteholders have stood still as we continue to work through the refinancing of our BOA credit facilities. However, it is not a certainty that they will continue to stand still and they may move to take advantage of all remedies available to them including, but not limited to, demanding payment of all amount currently due.

Reunion's current bank lender may require us to pay exorbitant fees and cause us to incur significant incremental costs again

     Since entering into the BOA facilities, we have incurred significant incremental costs related to our bank financing. Through the end of 2002, these costs total $4.3 million, including $2.6 million paid to BOA relating to amendment and overadvance fees and approximately $0.6 million in default interest. The additional incremental costs included legal fees, audit and consultant fees and reappraisal costs. These costs have negatively affected our liquidity. If we do not refinance our BOA credit facilities, they could continue to strain our liquidity with incremental fees and costs.

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

Item 3.   Defaults Upon Senior Securities

Debt in default consists of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2003                2002
                                              -----------      --------------
                                              (unaudited)
13% senior notes                                 $ 24,855            $ 24,855
BOA revolving credit facility                      12,986              11,787
BOA term loan A due March 16, 2007                  1,671               3,407
                                                 --------            --------
  Total debt in default                          $ 39,512            $ 40,049
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

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so, the senior notes holders can demand payment of all amounts outstanding, including accrued and unpaid interest of $7.4 million, totaling $32.3 million at June 30, 2003. Interest accrues at approximately $0.3 million per month.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $14.7 million of senior secured revolving and term loan credit facilities outstanding at June 30, 2003 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     During the late first quarter and early second quarter of 2003, we attempted to refinance all of our BOA credit facilities with another lender. During this time period, Reunion and BOA executed various forbearance agreements wherein BOA agreed to standstill. However, we were not successful in our attempt to refinance with the chosen lender. After discussions with BOA, on July 14, 2003, Reunion and BOA agreed to and executed a Waiver and Amendment No. 6 to the Amended and Restated Financing Agreement dated March 16, 2000. The Waiver and Amendment No. 6 dated July 14, 2003 provides that, among other things, BOA and the other bank participants agree to waive the existing defaults under the BOA credit facilities subject to certain conditions including, but not limited to, no acceleration, action or proceeding by the holders of Reunion's 13% senior notes. Reunion has also agreed to (i) maintain a monthly minimum EBITDA, as defined, beginning in July 2003 and continuing through June 2004, (ii) attempt to sell certain real estate, (iii) pursue credit facilities with lenders acceptable to BOA and (iv) if unsuccessful in obtaining an acceptable commitment letter by September 30, 2003, engage an investment banker to sell assets necessary to fully repay the BOA facilities.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of its stockholders held on June 26, 2003 for the record date of May 15, 2003, the following persons were elected as directors by the votes indicated opposite respective their names:

                                                 Number of Shares
                                             ------------------------
Name                                         Voted For       Withheld
-----------------------                      ----------    ----------
Thomas N. Amonett                             9,954,785       184,747
Charles E. Bradley, Sr.                       9,955,170       184,362
Kimball J. Bradley                            9,955,290       184,242
Thomas L. Cassidy                             9,959,464       180,068
David E. Jackson                              9,959,419       180,113
Joseph C. Lawyer                              9,955,395       184,137
John G. Poole                                 9,959,494       180,038

There were no abstentions or broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K
               -------------------

                    The Company filed a Current Report on Form 8-K dated
               July 21, 2003 on July 22, 2003 under Items 4 and 7 to announce a change in certifying accountants and to file the predecessor auditor's letter to the United States Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K as an exhibit.

                    The Company filed a Current Report on Form 8-K/A dated
               July 21, 2003 on July 31, 2003 under Items 4 and 7 to provide additional information regarding Registrant's change in certifying accountants at the request of the United States Securities and Exchange Commission and to file the predecessor auditor's letter pursuant to Item 304(a)(3) of Regulation S-K as an exhibit.

          (c)  Exhibits
               --------

               Exhibit No.  Exhibit Description
               -----------  -------------------

                  10.46 Waiver and Amendment No. 6 by dated July 14, 2003 between Reunion Industries, Inc. and Bank of America, National Association, Congress Financial Corporation and Citizens Business Credit Company.


                  99.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to
                            Section 13a-14(b) of the Securities Exchange
                            Act of 1934 and U.S.C. 18 Section 1350


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  August 14, 2003                       REUNION INDUSTRIES, INC.
       ---------------                            (Registrant)

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

                                CERTIFICATION
I, Charles E. Bradley, Sr., certify that:
1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2003 of Reunion Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) designed such internal control over financial reporting, or caused such control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies and internal weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By /s/ Charles E. Bradley, Sr.
-----------------------------------------------
       Charles E. Bradley, Sr., C.E.O.

                                CERTIFICATION
I, John M. Froehlich, certify that:
1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2003 of Reunion Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) designed such internal control over financial reporting, or caused such control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies and internal weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By /s/ John M. Froehlich
-----------------------------------------------
       John M. Froehlich, C.F.O.

                                EXHIBIT INDEX



     Exhibit No.   Exhibit Description                        Page No.
     -----------   -------------------                        --------


        10.46      Waiver and Amendment No. 6 by dated           35
                   July 14, 2003 between Reunion Industries,
                   Inc. and Bank of America, National
                   Association, Congress Financial
                   Corporation and Citizens Business
                   Credit Company.


        99.1       Certification of Chief Executive              40
                   Officer and Principal Financial Officer
                   Pursuant to Section 13a-14(b) of the
                   Securities Exchange Act of 1934 and
                   U.S.C. 18 Section 1350

                                                            EXHIBIT 10.46

                          WAIVER AND AMENDMENT NO. 6

July 14, 2003

Reunion Industries, Inc.
300 Weyman Plaza
Suite 340
Pittsburgh, Pennsylvania  15236

Re: Amended and Restated Financing Agreement, dated as of March 16, 2000, by and between REUNION INDUSTRIES, INC., a Delaware corporation (the "Borrower"), BANK OF AMERICA, NATIONAL ASSOCIATION, a national banking association, and each other financial institution that is a party thereto (collectively, the "Lenders" and individually, a "Lender"), and BANK OF AMERICA, NATIONAL ASSOCIATION a national banking association, in its capacity as both collateral and administrative agent (the "Agent") for each of the Lenders, as such agreement has been amended by that certain Amendment No. 1 to Amended and Restated Financing and Security Agreement, dated as of June 26, 2000, by that certain Amendment No. 2 to Amended and Restated Financing and Security Agreement, dated as of July 31, 2000, by that certain Amendment No. 3 to Amended and Restated Financing and Security Agreement, dated as of December 12, 2000, by that certain Amendment No. 4 to Amended and Restated Financing and Security Agreement, dated as of January 19, 2001, by that certain letter agreement dated February 1, 2002 between the Borrower and the Agent, by that certain letter agreement dated March 1, 2002 between the Borrower and the Agent, by that certain letter agreement dated April 1, 2002 between the Borrower and Agent, and by that certain letter agreement dated April 19, 2002, by that certain Consent and Amendment No. 5 dated September __, 2002 and by that certain letter agreement between the Borrower and Agent dated as of May 30, 2003 (the "Financing Agreement")

Ladies and Gentlemen:

     Reference is hereby made to the Financing Agreement. Capitalized terms used in this letter have the meanings ascribed thereto in the Financing Agreement.

     The Events of Defaults set forth on Exhibit A hereto have occurred and are continuing under the Financing Agreement (the "Existing Defaults"). The Borrower has requested that Agent and Lenders waive the Existing Defaults and Agent and Lenders have agreed to do so on the terms and conditions contained herein. In addition, the Borrower, Agent and Lenders have agreed to amend the Financing Agreement as set forth herein.

     1.   Waiver.   Lenders hereby waive the Existing Defaults; provided, that if the obligations under the Senior Notes are accelerated or any action or proceeding is commenced to enforce the obligations under the Indenture or the Senior Notes, an Event of Default shall exist under Section 7.1.10 of the Financing Agreement. The foregoing waiver shall not constitute a waiver of any other Event of Default that may exist, or a waiver of any other future Event of Default that may occur (including as a result of any future "Event of Default" that may occur under the Indenture).

     2.   Amendments to Financing Agreement.   Upon the satisfaction of the
conditions set forth in paragraph 3 below, the Financing Agreement is amended as follows:

     (a) The definition of "Applicable Margin" in Section 1.1 of the Financing Agreement is amended and restated in its entirety to read as follows:

     "Applicable Margin" means a rate equal to 2.75% per annum.

     (b) The definition of "Post-Default Rate" in Section 1.1 of the Financing Agreement is amended and restate in its entirety to read as follows:

     "Post-Default Rate" means, with respect to all Obligations, the Base Rate plus 200 basis points per annum.

     (c) The definition of "Revolving Credit Expiration Date" in Section 1.1 of the Financing Agreement is amended and restated in its entirety to read as follows:

     "Revolving Credit Expiration Date" means June 30, 2004.

     (d)  The definition of "Term Loan A Installment Payment Amount" in
Section 1.1 of the Financing Agreement is amended and restated in its entirety to read as follows:

     "Term Loan A Installment Payment Amount" means $100,000.

     (e) The definition of "Term Loan A Maturity Date" in Section 1.1 of the Financing Agreement is amended and restated in its entirety to read as follows:

     "Term Loan A Maturity Date" means the earlier of December 31, 2003 or the Revolving Commitment Termination Date.

     (f) Clause (c) of the definition of "Borrowing Base" in Section 2.1.3 of the Financing Agreement is amended and restated in its entirety to read as follows:

     (c) the lesser of (i) One Million Seven Hundred Fifty Thousand Dollars ($1,750,000) or (ii) one hundred percent (100%) of the cash surrender value of the Pledged Policies, as determined by the Agent, in its Good Faith discretion, plus

     (g)  Section 2.1.12(a) of the Financing Agreement is deleted.

     (h) Section 2.6.1 of the Financing Agreement is amended and restated in its entirety to read as follows:

             2.6.1   Applicable Interest Rates.

                     (a) Each Loan shall bear interest until repaid at the Base Rate, or as otherwise determined in accordance with the provisions of this Section 2.6. Notwithstanding any other provision of this Agreement, no Loan shall bear interest at the LIBOR Rate.

                     (b) Following the occurrence and during the continuance of an Event of Default, at the option of Agent, all Loans and all other Obligations shall bear interest at the Post-Default Rate.

     (i) Section 2.7.10(b) of the Financing Agreement is amended and restated to read as follows:

             (b) Subsection to Section 7.2.5, Net Proceeds of Permitted Asset Dispositions shall be applied as follows:

                  (i) if any portion of such Net Proceeds are attributable to dispositions of Equipment or real property owned by the Borrower, Net Proceeds shall be applied to payments of the Term Loan A, in the inverse order of maturity, for the ratable benefit of the Formula Lenders, in the amount of such proceeds, and

                  (ii) with respect to any portion of Net Proceeds not applied in accordance with clause (b)(i), one hundred percent (100%) thereof shall be applied to the outstanding principal of the Revolving Loans for the ratable benefit of the Formula Lenders with the aggregate Revolving Credit Commitment Amounts being reduced by fifty percent (50%) of the amount of such Net Proceeds (such reduction to be applied to the Revolving Credit Commitment Amount of each Formula Lender in accordance with its Pro Rata Share).

     (j) Section 6.1.14 of the Financing Agreement is amended and restated in its entirety to read as follows:

             6.1.14  Financial Covenants

                     The Borrower will have EBITDA for each month set forth below of at least the amount set forth below opposite such month:

                     Month                 Minimum EBITDA

                     July 2003             $179,000
                     August 2003           $305,000
                     September 2003        $399,000
                     October 2003          $512,000
                     November 2003         $364,000
                     December 2003         $281,000
                     Each month thereafter $300,000

     (k) Section 6.1.26 of the Financing Agreement is amended and restated to read as follows:

             6.1.26  Asset Dispositions; Refinancing.

                     (a) The Borrower will market and attempt to sell its real estate located in Wisconsin and North Carolina. In the event any such real estate has not been sold by December 31, 2003, the Borrower will retain a real estate broker acceptable to Agent to attempt to facilitate such sale.

                     (b) The Borrower will pursue two separate credit facilities with Wells Fargo Foothill, Inc. and another financial institution acceptable to Agent, each of which would be sufficient to refinance the Obligations.

                     (c) If by September 30, 2003, the Borrower has not received a commitment letter in form and substance satisfactory to Agent to refinance the Obligations from a financial institution acceptable to Lender, the Borrower will promptly retain an investment banker to sell such divisions of the Borrower as are necessary to repay in full all Obligations and the Borrower will use its best efforts to consummate such sale(s) on terms acceptable to Agent.

     (l) Section 6.2.3 of the Financing Agreement is amended by inserting the following clause (d) at the end of such Section:

                     (c) The Borrower may restructure the Senior Notes by providing the holders thereof equity in the Borrower in exchange for such holders (i) forgiving 15% of the outstanding principal balance of the Senior Notes and forgiving all past due interest, and (ii) agreeing to forego cash interest payments for 12 months, provided that the final terms of such transaction are consented to by Majority Lenders.

     (m) Schedule 6.2.8 (Permitted Dispositions) of the Financing Agreement is amended and restated to read as set forth on Schedule 6.2.8 attached to this Waiver and Amendment No. 6.

     3.   Conditions Precedent.   The waiver and amendments set forth herein
shall be effective upon Agent's receipt of the following:

     (a) a counterpart of this Waiver and Amendment No. 6 executed by the Borrower and each Lender; and

     (b)  the receipt of a $100,000 payment of Term Loan A.

     4.   Release.

     (a) In consideration of the agreements of Agent and Lenders contained herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Borrower, on behalf of itself and its successors, assigns, and other legal representatives, hereby absolutely, unconditionally and irrevocably releases, remises and forever discharges Agent and each Lender, and their respective successors and assigns, and the respective present and former shareholders, affiliates, subsidiaries, divisions, predecessors, directors, officers, attorneys, employees, agents and other representatives (Agent, Lenders and all such other Persons being hereinafter referred to collectively as the "Releasees" and individually as a "Releasee"), of and from all demands, actions, causes of action, suits, covenants, contracts, controversies, agreements, promises, sums of money, accounts, bills, reckonings, damages and any and all other claims, counterclaims, defenses, rights of set-off, demands and liabilities whatsoever (individually, a "Claim" and collectively, "Claims") of every name and nature, known or unknown, suspected or unsuspected, both at law and in equity, which the Borrower or any of its successors, assigns, or other legal representatives may now or hereafter own, hold, have or claim to have against the Releasees or any of them for, upon, or by reason of any circumstance, action, cause or thing whatsoever which arises at any time on or prior to the day and date of this Agreement, including, without limitation, for or on account of, or in relation to, or in any way in connection with any of the Financing Agreement or any of the other Financing Documents or transactions thereunder or related thereto.

     (b) The Borrower understands, acknowledges and agrees that the release set forth above may be pleaded as a full and complete defense and may be used as a basis for an injunction against any action, suit or other proceeding which may be instituted, prosecuted or attempted in breach of the provisions of such release.

     (c) The Borrower agrees that no fact, event, circumstance, evidence or transaction which could now be asserted or which may hereafter be discovered shall affect in any manner the final, absolute and unconditional nature of the release set forth above.

     5.   Covenant Not to Sue.   The Borrower, on behalf of itself and its
successors, assigns, and other legal representatives, hereby absolutely, unconditionally and irrevocably, covenants and agrees with and in favor of each Releasee that it will not sue (at law, in equity, in any regulatory proceeding or otherwise) any Releasee on the basis of any Claim released, remised and discharged by the Borrower pursuant to Section 4 above. If the Borrower or any of its successors, assigns or other legal representations violates the foregoing covenant, the Borrower, for itself and its successors, assigns and legal representatives, agrees to pay, in addition to such other damages as any Releasee may sustain as a result of such violation, all attorneys' fees and costs incurred by any Releasee as a result of such violation.

     6.   Fees.   In consideration of the foregoing and in addition to all
other fees provided for in the Financing Documents, (a) on the date of this Waiver and Amendment No. 6 and on the last day of each calendar quarter commencing on September 30, 2003, the Borrower shall pay to Agent for the account of the Formula Lenders in accordance with their Pro Rata Shares a $25,000 fee, which fee shall be non-refundable and fully earned on each such date, and (b) on January 2, 2004, the Borrower shall pay to Agent for the account of the Formula Lenders in accordance with their Pro Rata Shares a $100,000 fee which fee has been fully earned and is non-refundable; provided, that such $100,000 fee shall be forgiven if the Borrower has repaid the Obligations in full and terminated the Formula Loan Commitments prior to January 1, 2004.

     7.   Kimball Bradley Guaranty.   By August 1, 2003 the Borrower will
cause Kimball Bradley to deliver a guaranty of the Obligations in form and substance satisfactory to Agent.

     8.   Capital Expenditures Line Commitments.   The Borrower and Lenders
acknowledge and agree that the Capital Expenditure Line Commitments are not in effect.

     9.   Failure to Repay term Loan.   If an Event of Default occurs under
the Financing Agreement as the result of the failure to repay Term Loan A in full on the Term Loan A Maturity Date, in addition to all other rights that Agent and Lenders would then have (including, the right to terminate the Revolving Credit Commitments and accelerate the Obligations), each of the advance rates set forth in clauses (a) and (b) of the definition of Borrowing Base shall be reduced by one-half of a percentage point on the date of such failure and an additional one-half percentage point reduction occurring on each weekly anniversary of such date, with all such reductions being cumulative.

Very truly yours,


BANK OF AMERICA, N.A., individually and as Agent

By
Its


CONGRESS FINANCIAL CORPORATION

By
Its


CITIZENS BUSINESS CREDIT COMPANY


By
Its


AGREED:

REUNION INDUSTRIES, INC.

By
Its

                                                          EXHIBIT 99.1

                CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                        PRINCIPAL FINANCIAL OFFICER
    PURSUANT TO SECTION 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934
                          AND 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report of Reunion Industries, Inc. (the Company) on Form 10-Q for the second quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the Report), the undersigned, Charles E. Bradley, Sr., Chairman and Chief Executive Officer of the Company, and John M. Froehlich, Chief Financial Officer and principal financial officer of the Company, each certify pursuant to 18 U.S.C. Section 1350, that to the best of our knowledge:

(1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc.


Date: August 14, 2003            By /s/ Charles E. Bradley, Sr.
      ---------------               ------------------------------
                                        Charles E. Bradley, Sr.
                                     Chairman and Chief Executive
                                 Officer (principal executive officer)



Date: August 14, 2003            By /s/ John M. Froehlich
      ---------------               ------------------------------
                                        John M. Froehlich
                                     Chief Financial Officer
                                  (principal financial officer)