Form 10-Q
period 2003-09-30
REUNION INDUSTRIES INC
filed 2003-11-14
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

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

At November 14, 2003, 16,278,579 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 39 pages.
                         Exhibit index is on page 36.

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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at September 30,
            2003 (unaudited) and December 31, 2002                        4

          Condensed Consolidated Statement of Operations
            and Comprehensive Operations for the three and nine
            months ended September 30, 2003 and 2002 (unaudited)          5

          Condensed Consolidated Statement of Cash Flows for
            the nine months ended September 30, 2003
            and 2002 (unaudited)                                          6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       22

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   33

          Item 4.  Controls and Procedures                               33


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     33

          Item 3.  Defaults Upon Senior Securities                       33

          Item 6.  Exhibits and Reports on Form 8-K                      35


SIGNATURES                                                               35

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                  AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                (in thousands)

                                          At September 30,     At December 31,
                                                     2003                2002
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    858            $    807
Receivables (net of allowance of
  $344 and $300, respectively)                     10,019              12,269
Advances to employees                                 102                 113
Inventories, net                                    9,447               7,895
Other current assets                                1,969               1,913
                                                 --------            --------
     Total current assets                          22,395              22,997

Property, plant and equipment, net                 14,741              16,716
Due from related parties                            1,532               1,496
Goodwill, net                                      11,007              11,007
Other assets, net                                   3,185               3,102
                                                 --------            --------
Total assets                                     $ 52,860            $ 55,318
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Debt in default                                  $ 37,809            $ 40,049
Current maturities of debt                             62                  89
Trade payables                                     10,799              10,961
Accrued interest                                    9,533               6,748
Due to related parties                              3,062               2,422
Other current liabilities                           8,808              11,251
Notes payable                                       4,161               4,661
Notes payable - related parties                     5,115               4,615
                                                 --------            --------
     Total current liabilities                     79,349              80,796

Note payable (net of discount of $90)               2,410                   -
Long-term debt                                         18                  61
Other liabilities                                   5,301               5,301
                                                 --------            --------
     Total liabilities                             87,078              86,158

Commitments and contingent liabilities                  -                   -
Stockholders' deficit                             (34,218)            (30,840)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 52,860            $ 55,318
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
           (in thousands, except per share information)(unaudited)

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                     2003       2002       2003       2002
                                   --------   --------   --------   --------
Sales                              $ 14,707   $ 15,528   $ 54,046   $ 51,829
Cost of sales                        12,178     14,395     44,108     46,644
                                   --------   --------   --------   --------
  Gross profit                        2,529      1,133      9,938      5,185
Selling, general & administrative     2,523      3,312      7,987     10,354
Other expense (income), net            (270)        (6)      (331)      (787)
                                   --------   --------   --------   --------
  Operating profit (loss)               276     (2,173)     2,282     (4,382)
Interest expense, net                 1,737      2,151      5,158      6,053
                                   --------   --------   --------   --------
Loss from continuing operations
  before income taxes                (1,461)    (4,324)    (2,876)   (10,435)
Provision for income taxes                -          -          -          -
                                   --------   --------   --------   --------
Loss from continuing  operations     (1,461)    (4,324)    (2,876)   (10,435)
Income (loss) from discontinued
  operations, net of tax of $-0-       (592)     2,492       (592)       220
                                   --------   --------   --------   --------
Net and comprehensive loss         $ (2,053)  $ (1,832)  $ (3,468)  $(10,215)
                                   ========   ========   ========   ========
Loss applicable to common
  stockholders                     $ (2,053)  $ (1,832)  $ (3,468)  $(10,215)
                                   ========   ========   ========   ========
  Basic loss per common share:
Continuing operations              $  (0.09)  $  (0.28)  $  (0.18)  $  (0.67)
Discontinued operations               (0.04)      0.16      (0.04)      0.01
                                   --------   --------   --------   --------
Loss per common share - basic      $  (0.13)  $  (0.12)  $  (0.22)  $  (0.66)
                                   ========   ========   ========   ========
Weighted average shares
  outstanding - basic                16,279     15,591     16,279     15,591
                                   ========   ========   ========   ========
  Diluted loss per common share:
Continuing operations              $  (0.09)  $  (0.28)  $  (0.18)  $  (0.67)
Discontinued operations               (0.04)      0.16      (0.04)      0.01
                                   --------   --------   --------   --------
Loss per common share - diluted    $  (0.13)  $  (0.12)  $  (0.22)  $  (0.66)
                                   ========   ========   ========   ========
Weighted average shares
  outstanding - diluted              16,279     15,591     16,279     15,591
                                   ========   ========   ========   ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                (in thousands)
                                 (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                           2003        2002
                                                         --------    --------
Cash (used in) provided by operating activities          $   (237)   $  4,571
                                                         --------    --------
  Cash flow from investing activities:
Proceeds from sale of assets of discontinued
  materials handling systems operations                         -      25,000
Proceeds from sale of assets of discontinued
  bridges and cranes operations                                 -       3,058
Proceeds from sale of property                                305         375
Capital expenditures                                         (207)       (414)
                                                         --------    --------
Cash provided by investing activities                          98      28,019
                                                         --------    --------
  Cash flow from financing activities:
Borrowings                                                  2,500           -
Net change in revolving credit facility                      (204)    (22,325)
Repayments of debt                                         (2,107)     (9,794)
                                                         --------    --------
Cash provided by (used in) financing activities               190     (32,119)
                                                         --------    --------

Net increase in cash and cash equivalents                      51         471
Cash and cash equivalents, beginning of year                  807         686
                                                         --------    --------
Cash and cash equivalents, end of period                 $    858    $  1,157
                                                         ========    ========

Interest paid                                            $  1,026    $  2,538
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2003

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Form 10-K/A as filed on April 30, 2003.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's negative working capital position of $57.0 million at September 30, 2003 and defaults on the Bank of America (BOA) Financing and Security Agreement and the 13% senior notes raise substantial doubt about its ability to continue as a going concern. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales, its ability to successfully refinance its existing indebtedness, including debt in default, and successful outcomes on certain existing legal proceedings. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. The Company adopted SFAS No. 143 in the first quarter of 2003. In doing so, the Company evaluated its operating leases for property and equipment and environmental review reports for owned property and concluded that the Company has no legal obligations for retirement of tangible long-lived assets. Therefore, no amount has been accrued in the financial statements at and for the period ended September 30, 2003 related to the adoption of SFAS No. 143.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for us for the year ending December 31, 2003. If we were successful in buying back the senior notes at a discount, the adoption of this statement would have a material effect on our results of operations.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended December 31, 2002. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and nine month periods ended September 30, 2003 and 2002 (in thousands, except for per share amount)(unaudited):

                                        3-Mos. Ended         9-Mos. Ended
                                     ------------------   ------------------
                                       2003      2002       2003      2002
                                     --------  --------   --------  --------
Net loss as reported                 $ (2,053) $ (1,832)  $ (3,468) $(10,215)
Deduct: Total stock-based employee
        compensation determined
        under fair value method for
        stock options, net of tax           -       (62)         -      (187)
                                     --------  --------   --------  --------
Pro forma loss applicable
  to common stockholders             $ (2,053) $ (1,894)  $ (3,468) $(10,402)
                                     ========  ========   ========  ========
Basic loss per share, as reported    $  (0.13) $  (0.12)  $  (0.22) $  (0.66)
                                     ========  ========   ========  ========
Basic loss per share, pro forma      $  (0.13) $  (0.12)  $  (0.22) $  (0.67)
                                     ========  ========   ========  ========
Diluted loss per share, as reported  $  (0.13) $  (0.12)  $  (0.22) $  (0.66)
                                     ========  ========   ========  ========
Diluted loss per share, pro forma    $  (0.13) $  (0.12)  $  (0.22) $  (0.67)
                                     ========  ========   ========  ========

Goodwill and Impairment

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

     At September 30, 2003, the Company had $11.0 million of goodwill on its consolidated balance sheet. Of the $11.0 million of goodwill, $9.5 million relates to the pressure vessels and springs segment and $1.5 million relates to the cylinders segment. We will complete our annual impairment test during the fourth quarter of 2003. The annual impairment test completed during the fourth quarter of 2002 indicated that our goodwill is not impaired.


NOTE 2:  RECENT DEVELOPMENTS

Senior Subordinated Secured Promissory Note

     On August 11, 2003, Reunion borrowed $2.5 million from a private investment fund by executing a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. The note bears interest at 10% per annum, such interest being payable on the last day of every month in arrears commencing on August 31, 2003. The principal amount of $2.5 million is due on August 11, 2005 with voluntary prepayments permitted. The note is secured by a majority of the assets of Reunion, provided that such security interest is subordinate to the security interest of BOA. In addition to its subordinated security interest, the Fund received a warrant to purchase 625,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.01 per share.

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder was due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001, 2002 and 2003 and May 1, 2002 and 2003. We were also unable to make the sinking fund payments due May 1, 2002 and 2003. This inability to fund our obligations under the 13% senior notes is due to a lack of liquidity and availability under our revolving credit facility with BOA.

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so, the senior notes holders can demand payment of all amounts outstanding, including accrued and unpaid interest of $8.2 million, totaling $33.1 million at September 30, 2003. Interest accrues at approximately $0.3 million per month.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $13.0 million of senior secured revolving and term loan credit facilities outstanding at September 30, 2003 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     During the late first quarter and early second quarter of 2003, we attempted to refinance all of our BOA credit facilities with another lender. During this time period, Reunion and BOA executed various forbearance agreements wherein BOA agreed to standstill. However, we were not successful in our attempt to refinance with the chosen lender. After discussions with BOA, on July 14, 2003, Reunion and BOA agreed to and executed a Waiver and Amendment No. 6 to the Amended and Restated Financing Agreement dated March 16, 2000. The Waiver and Amendment No. 6 dated July 14, 2003 provides that, among other things, BOA and the other bank participants agree to waive the existing defaults under the BOA credit facilities subject to certain conditions including, but not limited to, no acceleration, action or proceeding by the holders of Reunion's 13% senior notes. Reunion has also agreed to (i) maintain a monthly minimum EBITDA, as defined, beginning in July 2003 and continuing through June 2004, (ii) attempt to sell certain real estate, (iii) pursue credit facilities with lenders acceptable to BOA and (iv) if unsuccessful in obtaining an acceptable commitment letter by September 30, 2003, engage an investment banker to sell assets necessary to fully repay the BOA facilities. Through September 30, 2003, we have complied with all items agreed to in the Waiver and Amendment No. 6.


NOTE 3:  DEBT IN DEFAULT AND LONG-TERM DEBT

Debt in default consists of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2003                2002
                                          ---------------      --------------
                                              (unaudited)
13% senior notes                                 $ 24,855            $ 24,855
BOA revolving credit facility                      11,583              11,787
BOA term loan A due March 16, 2007                  1,371               3,407
                                                 --------            --------
  Total debt in default                          $ 37,809            $ 40,049
                                                 ========            ========


NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2003                2002
                                          ---------------      --------------
                                              (unaudited)
Raw material                                     $  3,158            $  2,820
Work-in-process                                     3,190               2,301
Finished goods                                      3,099               2,801
                                                 --------            --------
  Gross inventories                                 9,447               7,922
Less:   LIFO reserves                                   -                 (27)
                                                 --------            --------
  Inventories                                    $  9,447            $  7,895
                                                 ========            ========

     In the third quarter of 2003, for those locations of the company that had been using the last-in, first-out method of inventory valuation, we changed the method of valuing inventory to the first-in, first-out method. The effect on the results of operations for the three- and nine-month periods ended September 30, 2003 was inconsequential.

NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the nine month period ended September 30, 2003 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2003         $163  $25,195  $(54,188) $ (2,010)  $(30,840)
  Activity (unaudited):
Net loss                      -        -    (3,468)        -     (3,468)
Warrant to purchase stock     -       90         -         -         90
                           ----  -------  --------  --------   --------
At September 30, 2003      $163  $25,285  $(57,656) $ (2,010)  $(34,218)
                           ====  =======  ========  ========   ========

     The computations of basic and diluted loss per common share [LPS] for the three and nine month periods ended September 30, 2003 and 2002 are as follows (in thousands, except per share amounts)(unaudited):

                                               Net Loss   Shares     LPS
                                               --------  --------  -------
     Three months ended September 30, 2003:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (2,053)   16,279  $ (0.13)
                                               ========  ========  =======

     Three months ended September 30, 2002:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (1,832)   15,591  $ (0.12)
                                               ========  ========  =======

     Nine months ended September 30, 2003:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and  diluted LPS                   $ (3,468)   16,279  $ (0.22)
                                               ========  ========  =======

     Nine months ended September 30, 2002:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $(10,215)   15,591  $ (0.66)
                                               ========  ========  =======

     At September 30, 2003, the Company's stock options outstanding totaled 214,000, of which 70,000 were at exercise prices below the average market price of the underlying security during the third quarter of 2003. At September 30, 2002, the Company's stock options outstanding totaled 959,700, none of which were at exercise prices below the average market price of the underlying security during the first nine months of 2002. Therefore, basic and diluted LPS are equal in both the three- and nine-month periods ended September 30, 2002.

     At its meeting held June 26, 2003, the Company's board of directors approved the issuance of 170,000 options to purchase the Company's common stock to two members of the Company's board of directors and one non-board member of the Company's executive management. The effective date of the issuance was July 1, 2003. The potentially dilutive effect of the 70,000 of such options for which the exercise prices were below the average market price of the Company's common stock was 2,328 shares in the three months ended and 785 shares in the nine months ended September 30, 2003. However, because including such potentially dilutive shares in the calculation of LPS for the three- and nine-month periods ended September 30, 2003 is anti-dilutive, basic and diluted LPS are equal.

     On August 11, 2003, Reunion borrowed $2.5 million from a private investment fund by executing a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. In addition to its subordinated security interest, the Fund received a warrant to purchase 625,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.01 per share. The potentially dilutive effect of such warrant was 333,069 shares in the three months ended and 112,432 shares in the nine months ended September 30, 2003. However, because including such potentially dilutive shares in the calculation of LPS for the three- and nine-month periods ended September 30, 2003 is anti-dilutive, basic and diluted LPS are equal. The estimated fair value of the warrant of $90,000 at September 30, 2003 has been recorded as a original issue discount on the $2.5 million note payable and an increase to paid-in capital. We estimated the fair value of the warrant using the one-year average market value of the Company's common stock less the proceeds to be received upon exercise. This value was then adjusted for an assumed dilution in the market value of the Company's stock resulting from its issuance.


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

     A settlement has been reached among the plaintiffs and the following defendants (collectively, the "Financial Institution Defendants") in the state court action: Bankers Trust Co., U.S. Trust Co., Wells Fargo Bank, Bank of America, Bear Stearns and Settlement Services, Inc. Under the settlement, the Financial Institution Defendants would pay the plaintiffs $90,630,969 and Bankers Trust would receive an assignment of the claims of the plaintiffs and the other Financial Institution Defendants against the Company and certain other defendants. The settlement is subject to final court approval, which will be considered at a hearing scheduled for December 3, 2003.

     In the SFSC bankruptcy, the Company and certain others have reached a tentative settlement with SFSC and Bankers Trust (for itself and as expected assignee of the claims of the state court plaintiffs and the other Financial Institution Defendants), subject to completion of definitive documentation and Bankruptcy Court approval. Under this settlement, the Company (1) would reaffirm its obligation to pay to SFSC $4.6 million (less a setoff of approximately $310,000) by a date to be determined (but no earlier than December 31, 2004), plus interest at 10% per annum from the date on which SFSC's Plan of Reorganization becomes effective and (2) would be released from all claims that have been made or could have been made by the plaintiffs and the Financial Institution Defendants in the state court action and by SFSC in its bankruptcy proceeding. The settlement amount would not constitute a new liability of the Company, as the settlement relates to indebtedness which is, and has been for some time, included as a liability on the Company's balance sheet.

     The Company has been named in approximately 1,250 separate asbestos suits filed since January 1, 2001 by three plaintiffs' law firms in Wayne County, Michigan. The claims allege that cranes from the Company's crane manufacturing location in Alliance, OH were present in various parts of McLouth and Great Lakes Steel Mills in Wayne County, Michigan and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the Court's Case Management Order. Counsel for the Company has successfully resolved 401 cases with little or no cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. It has been further denied that the Company was otherwise advised by component part manufacturers that component parts could be hazardous, or otherwise constitute a health risk. The Company intends to vigorously defend against these lawsuits.

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 101 separate actions, all of which have been defended by Allen-Bradley Company.

     In the 2002 fourth quarter, in the Court of Common Pleas of Stark County, Ohio, Putman Properties, Inc. filed a complaint against the Company asserting breach of an exclusive listing contract in connection with the sale of certain property ancillary to the divestiture of the Company's Alliance Machine division in Alliance, Ohio. The plaintiff is a broker who claims entitlement to a commission in the amount of $230,000. The Company has answered the complaint, denies any liability and intends to vigorously defend against this lawsuit. Discovery is ongoing with a trial date of December 8, 2003. No amount has been accrued for this matter in the Company's financial statements.

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

     In connection with the Chapter 11 bankruptcies of LTV Steel Company, Inc.
(LTV), et al, pending in the United States Bankruptcy Court for the Northern District of Ohio, Youngstown Division, LTV has filed a complaint for avoidance and recovery of preferential transfers against Alliance Machine Division, a former division of the Company. Pursuant to an adversary proceeding filed in the LTV Case on December 17, 2002, LTV seeks recovery of $385,000 in alleged preferential transfers, together with costs and attorney's fees. Prosecution of preference actions has been stayed through December 31, 2003 by order of the bankruptcy court. The Company believes it has adequate defenses and intends to vigorously defend against this complaint. No amount has been accrued for this matter in the Company's financial statements.

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

     The Company has been named in 32 separate asbestos suits filed in August 2003 by three plaintiffs' law firms in the State Court of Fulton County, Georgia. The claims allege that cylinders from the Company's cylinder manufacturing location in Chicago, IL were present in various parts of Marathon Oil Corporation's (f/k/a USX Corporation) and United States Steel Corporation's manufacturing facilities in or around Birmingham, Alabama from 1950 to 1970 and that asbestos containing materials were used in those facilities to which plaintiffs were exposed. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. The Company believes it has meritorious defenses against these allegations and intends to vigorously defend against these lawsuits.

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

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. No remediation was performed in 2000, 2001 or 2002 pending the decision. However, the Company has paid $434,000 for its share of consulting services in connection with the hearings. Most recently, the Company's environmental consultants filed with the LDNROC updated amendments to the prior approved plan for sampling and remediation. If approved, the plan will be implemented. At September 30, 2003, after accruing an additional $40,000 in December 2002, the balance accrued for these remediation costs is approximately $912,000. The Company believes that future remediation costs will not exceed the amount accrued.

     Litigation on this matter had been stayed pending the determination by the LDNROC as to the extent of remediation that would be required. Such stay was lifted and the District Court had established a jury trial for September 22, 2003 to determine the necessity for any further remediation and the extent of damages, if any, suffered by the plaintiff owners of the property.
However, an agreement to settle the litigation between the plaintiff owners of the property the other involved parties, including the Company, has been reached and finalized. The Company's share of the settlement costs was funded by the other defendants to the litigation and the Company has agreed to reimburse such parties with net production revenues from operation of the producing wells. However, this is a non-recourse agreement such that, should the wells be depleted before all such costs are reimbursed, the Company is not required to fund the unreimbursed balance.

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

     In March 2003, the Company and the USEPA reached an agreement in principle to settle the USEPA's demand for payment for $100,000 plus interest at the Superfund rate (which is currently 1.27%), payable in three installments over a two-year period. This amount has been accrued as of December 31, 2002. This settlement agreement will resolve the USEPA's claims for reimbursement of past environmental response costs under CERCLA, but does not resolve all possible claims the United States may have with respect to the Gambonini mine site which could include, but not be limited to, claims for natural resource damages. The United States has given no indication as to whether or not it will pursue such claims. The Company has agreed to toll the statute of limitations with respect to any natural resource damages claims, if any, from August 30, 2002 to April 1, 2008.

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

           Description                                     Total
           ---------------------------------------------  --------
             Balance at December 31, 2002                 $    379
           Add: Provision for estimated future claims           47
           Deduct: Cost of claims                             (227)
                                                          --------
             Balance at September 30, 2003                $    199
                                                          ========


NOTE 7:  OPERATING SEGMENT DISCLOSURES

The following represents segment financial data (in thousands)(unaudited):

                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at September 30, 2003:
------------------------
  Metals:
Pressure vessels and springs    $  4,933   $    719   $      -   $ 14,403
Cylinders                          3,779        238          7      7,893
                                --------   --------   --------   --------
  Subtotal Metals                  8,712        957          7     22,296
Plastics                           5,995        620         35     15,394
Corporate and other(4)                 -       (643)         -     15,170
                                --------   --------   --------   --------
  Totals                        $ 14,707        934   $     42   $ 52,860
                                ========              ========   ========
Depreciation and amortization(3)               (658)
Interest expense                             (1,737)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (1,461)
                                           ========

                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------

Three months ended September 30, 2002
  and at December 31, 2002:
-------------------------------------
  Metals:
Pressure vessels and springs    $  4,313   $    (41)  $      2   $ 13,725
Cylinders                          3,572       (579)         -      9,700
                                --------   --------   --------   --------
  Subtotal Metals                  7,885       (620)         2     23,425
Plastics                           7,643        303         26     16,536
Corporate and other                    -     (1,163)         2     15,357
Discontinued operations                -          -         98          -
                                --------   --------   --------   --------
  Totals                        $ 15,528     (1,480)  $    128   $ 55,318
                                ========              ========   ========
Depreciation and amortization(3)               (693)
Interest expense                             (2,151)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (4,324)
                                           ========
Nine months ended
  September, 2003:
------------------
  Metals:
Pressure vessels and springs    $ 18,713   $  3,842   $      -
Cylinders                         14,087        835         69
                                --------   --------   --------
  Subtotal Metals                 32,800      4,677         69
Plastics                          21,246      1,917        137
Corporate and other(4)                 -     (2,296)         1
                                --------   --------   --------
  Totals                        $ 54,046      4,298   $    207
                                ========              ========
Depreciation and amortization(3)             (2,016)
Interest expense                             (5,158)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (2,876)
                                           ========
Nine months ended
  September 30, 2002:
---------------------
  Metals:
Pressure vessels and springs    $ 14,913   $    310   $     48
Cylinders                         12,690       (750)        25
                                --------   --------   --------
  Subtotal Metals                 27,603       (432)        73
Plastics                          24,226      1,015        109
Corporate and other(5)                 -     (2,800)         2
Discontinued operations                -          -        230
                                --------   --------   --------
  Totals                        $ 51,829     (2,217)  $    414
                                ========              ========
Depreciation and amortization(3)             (2,165)
Interest expense                             (6,053)
                                           --------
  Loss from continuing operations
    before income taxes                    $(10,435)
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

(2) Headquarters total assets at September 30, 2003 and December 31, 2002 includes $8.0 million of goodwill. This goodwill relates to the Company's pressure vessel and springs segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of the pressure vessels and springs segment.

(3) Excludes amortization of debt issuance expenses and fees of and $186,000 for the three month period ended September 30, 2002 and $71,000 and $510,000 for the nine month periods ended September 30, 2003 and 2002, respectively, which is included in interest expense.

(4) Includes a $138,000 gain on sale of property in September 2003.

(5) Includes a $375,000 gain on sale of property in January 2002.


NOTE 8:   RESTRUCTURING AND DISCONTINUED OPERATIONS

     In the fourth quarter of 2001, we developed and adopted a restructure plan for our continuing businesses and certain other businesses were identified for disposal. By the end of 2002, this plan was substantially completed except for continuing commitments under leases for two idle facilities and certain equipment. The Company recorded restructuring costs, including lease termination costs, related to the plan. The lease termintaion reserve was reduced as the result of the execution of a sublease agreement with another party resulting in a new estimate of future lease termination costs. The following represents a summary of 2003 cash activity of the remaining lease termination reserves (in thousands):

                                                 2003
                                        At       Cash    Reserve      At
Description                          12/31/02  Activity  Adjmt.    09/30/03
-----------------------------------  --------  --------  --------  --------
Lease termination costs              $    861  $   (225) $   (117) $    519
                                     ========  ========  ========  ========

     The remaining lease termination costs relate to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah.

     Discontinued operations includes the discontinued bridges and cranes and material handling systems businesses. Summarized results of discontinued operations for the three and nine month periods ended September 30, 2002 follows (in thousands):

            Three months ended September 30,      2003       2002
            --------------------------------    --------   --------
            Net sales                           $      -   $  7,442
            Income (loss) before taxes              (592)     2,492

            Nine months ended September 30,       2003       2002
            --------------------------------    --------   --------
            Net sales                           $      -   $ 33,624
            Income (loss) before taxes              (592)       220

     The above results of discontinued operations includes actual and allocated interest expense for the three and nine month periods ended September 30, 2002 totaling $637,000 and $2,457,000, respectively.


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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to
  Three Months Ended September 30, 2002

Continuing Operations

     Sales, gross margins and EBITDA percentages for the three months ended September 30, 2003 and 2002 are as follows:

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2003       2002     2003    2002    2003    2002
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $   4,933  $   4,313   18.7%    8.3%   14.6%   (0.1%)
Cylinders            3,779      3,572   18.9%   (1.4%)   6.3%  (16.2%)
Plastics             5,995      7,643   14.9%   10.8%   10.3%    4.0%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  14,707  $  15,528   17.2%    7.3%   10.7%   (2.0%)
                 =========  =========  ======  ======  ======  ======

     Pressure vessels and springs sales increased in the third quarter of 2003 compared to the same period in 2002. This increase is general in nature and not identifiable to any specific trend. However, 2002 third quarter sales were affected by management's decision to scale-back production at that time to reduce spending and conserve cash. On a quarter-to-quarter basis in 2003, this segment has experienced a slow-down in sales as access to raw materials is again being affected by tight liquidity. Also, foreign shipments, primarily to China, have been negatively affected due to the overall adverse impact on the Asian economy caused by SARS. Although the SARS crisis in Asia has ended, uncertainty exists as to if or by how much the foreign shipments of this segment might rebound.

     Sales of cylinders in the third quarter of 2003 was slightly more than the third quarter of 2002 as the improvement in order levels during the 2003 first quarter has leveled-off. This segment continues to be affected by a softness in its markets, [a trend which the Company believes will remain the same or lessen during 2003.]

     The decrease in Plastics revenues is the result of several reasons including our reduced ability to access raw materials, which is again being affected by tight liquidity, and a continued lag in certain customers' decisions on newly quoted programs which are intended to replace finished programs caused by the uncertainty surrounding our current financial condition.

     The increase in gross margin as a percentage of sales in the third quarter of 2003 compared to the third quarter of 2002 in the pressure vessels and springs segment is the result of the increase in sales from period-to-period and the significantly reduced production activity for the third quarter 2002, resulting underabsorption of overheads and lower gross margin as a percentage of sales than would normally be expected. The increase in gross margin as a percentage of sales at both cylinders and plastics is primarily the result of actions to reduce costs through workforce reductions taken during the 2002 third quarter to better match production resources with volume levels, the benefit of which is evident in the 2003 third quarter.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales increased during the third quarter of 2003 compared to the 2002 third quarter primarily due to the same factors affecting gross profit margin discussed above and our continued focus on reducing selling, general and administrative costs in Plastics. A reconciliation of EBITDA to operating income (loss) in the third quarters of 2003 and 2002 by segment and corporate and other is as follows (000's):

                               Operating
                                  Income    Deprec-   Amortiz-
                                   (Loss)    iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2003:
-----
Pressure vessels and springs    $    546   $    173   $      -   $    719
Cylinders                            167         71          -        238
Plastics                             224        396          -        620
Corporate and other(1)              (661)        18          -       (643)
                                --------   --------   --------   --------
  Totals                        $    276   $    658   $      -   $    934
                                ========   ========   ========   ========
2002:
-----
Pressure vessels and springs    $   (219)  $    178   $      -   $    (41)
Cylinders                           (682)       103          -       (579)
Plastics                             (91)       394          -        303
Corporate and other               (1,181)        18          -     (1,163)
                                --------   --------   --------   --------
  Totals                        $ (2,173)  $    693   $      -   $ (1,480)
                                ========   ========   ========   ========

(1) - Operating results for corporate and other for the quarter ended September 30, 2003 includes a $138,000 gain on sale of property.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the third quarter of 2003 were $2.5 million, compared to $3.3 million for the third quarter of 2002. This decrease in SGA is due to the 2002 third quarter including approximately $250,000 of incremental legal, audit and consultant costs related to the default on our bank financing that did not recur in the third quarter of 2003. The remaining decrease is related to cost cutting measures taken during 2002, including trimming the executive payroll and reductions in administrative positions, the benefits of which are materializing. SGA as a percentage of sales decreased to 17.2% for the 2003 third quarter compared to 21.3% in the 2002 third quarter. SGA as a percentage of sales was lower in 2003 third quarter compared to the third quarter of 2002 due to lower incremental bank-induced costs and previously described cost-cutting measures.

Other Income

     Other income for the third quarter of 2003 was $270,000, compared to other income of $6,000 for the third quarter of 2002. The components are as follows:
                                                 2003      2002     Change
                                               --------  --------  --------
Gain on sale of property                       $   (138) $      -  $   (138)
Reduction of the lease termination reserve         (117)        -      (117)
Other income, net                                   (15)       (6)       (9)
                                               --------  --------  --------
Total other income, net                        $   (270) $     (6) $   (264)
                                               ========  ========  ========

     Other income in the third quarter of 2003 includes a gain on sale of idle farm land in Boone County, IL of $138,000 and a reduction to the lease termination reserve of $117,000. The lease termintaion reserve was reduced as the result of the execution of a sublease agreement with another party resulting in a new estimate of future lease termination costs. There were no other significant offsetting items netted into other income in either of the three month periods ended September 30, 2003 and 2002.

Interest Expense

     Interest expense, net, for the third quarter of 2003 was $1.7 million compared to $2.2 million for the third quarter of 2002. For the third quarter of 2002, a total of $0.6 million of interest expense has been allocated to or actually incurred in discontinued operations. On a combined basis interest expense was $2.8 million in the third quarter of 2002. Debt has decreased significantly from 2002 levels due to pay-downs with proceeds from asset sales in June 2002 and September 2002. Also, in the third quarter of 2002 compared to the 2003 third quarter, the Company was paying a higher default rate on the BOA revolving credit and term loan facilities and we accrued $550,000 in amendment and overadvance fees to BOA in the third quarter of 2002. These decreases from the third quarter 2002 were partially offset by approximately $200,000 in fees and costs charged to interest expense incurred during our continuing refinancing efforts during the third quarter 2003 with other lenders.

Income Taxes

     There was no tax provision from continuing operations in the third quarters of 2003 or 2002. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $119.9 million at December 31, 2002, $57.2 million of which expire by the end of 2004. [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2002 [and to continue to do so during 2003 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]

Discontinued Operations

     There was a loss from discontinued operations for the third quarter of 2003 of $0.6 million compared to income from discontinued operations of $2.5 million in the third quarter of 2002. The loss from discontinued operations of $0.6 million in the third quarter of 2003 relates to an evaluation of legacy healthcare costs related to the discontinued bridges and cranes operations, which increased substantially in the third quarter of 2003. The adjustment in the third quarter of 2003 is to recognize these unanticipated healthcare costs which significantly exceeded the accrual for such costs established at year-end 2002. [Such costs should decrease significantly as the healthcare coverage benefit period provided by law in the Consolidated Omnibus Budget Reconciliation Act of 1985 comes to an ended on or about year-end 2003.] The income from discontinued operations of $2.5 million in the third quarter of 2002 realtes to a $3.4 million gain from the sale of the discontinued materials handling systems operations in September 2002, partially offset by allocated interest expense.

Nine Months Ended September 30, 2003 Compared to
  Nine Months Ended September 30, 2002

Continuing Operations

     Sales, gross margins and EBITDA percentages for the nine months ended September 30, 2003 and 2002 are as follows:

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2003       2002     2003    2002    2003    2002
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $  18,713  $  14,913   25.2%   11.3%   20.5%    2.1%
Cylinders           14,087     12,690   16.8%    6.2%    5.9%   (5.9%)
Plastics            21,246     24,226   13.5%   11.2%    9.0%    4.2%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  54,046  $  51,829   18.4%   10.0%   12.2%    1.1%
                 =========  =========  ======  ======  ======  ======

     Pressure vessels and springs sales were up in the first nine months of 2003 compared to the same period in 2002. This increase is due to this segment's return to almost normal production and shipment levels during the first half of 2003 compared to management's decision to shut-down our pressure vessels facility for the first two months of 2002 with a limited production schedule. We made this decision in 2002 to reduce spending due to our liquidity problems and to lessen the strain on this segment's raw material vendors.

     Sales of cylinders was up for the first nine months of 2003 compared to 2002 due to an improvement in order levels during the 2003 first quarter. However, this segment continues to be affected by a softness in its markets, [a trend which the Company believes will remain the same or lessen during 2003.]

     The decrease in Plastics revenues occurred in the second and third quarters of 2003 and is the result of several reasons including our reduced ability to access raw materials, which is again being affected by tight liquidity, and a continued lag in certain customers' decisions on newly quoted programs which are intended to replace finished programs caused by the uncertainty surrounding our current financial condition.

     The increase in gross margin as a percentage of sales in the pressure vessel and springs segment in the first nine months of 2003 compared to the first nine months of 2002 is primarily due to management's decision to shut-down our pressure vessels facility for the first two months of 2002 as discussed above and the resulting reduction in production activity for the second quarter 2002 resulting in underabsorption of overheads and a lower gross margin as a percentage of sales than would normally be expected. The increase in gross margin as a percentage of sales at both cylinders and plastics is the result of actions to reduce costs through workforce reductions taken in the 2002 third quarter to better match production resources with volume levels.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales increased significantly during the first nine months of 2003 compared to the 2002 first nine months primarily due to the same factors affecting gross profit margin discussed above and our continued focus on reducing selling, general and administrative costs in Plastics. A reconciliation of EBITDA to operating income (loss) in the first nine months of 2003 and 2002 by segment and corporate and other is as follows (000's):

                               Operating
                                  Income    Deprec-   Amortiz-
                                   (Loss)    iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2003:
-----
Pressure vessels and springs    $  3,316   $    526   $      -   $  3,842
Cylinders                            620        215          -        835
Plastics                             695      1,222          -      1,917
Corporate and other(1)            (2,349)        53          -     (2,296)
                                --------   --------   --------   --------
  Totals                        $  2,282   $  2,016   $      -   $  4,298
                                ========   ========   ========   ========
2002:
-----
Pressure vessels and springs    $   (239)  $    557   $      -   $    318
Cylinders                         (1,052)       302          -       (750)
Plastics                            (237)     1,252          -      1,015
Corporate and other(2)            (2,854)        54          -     (2,800)
                                --------   --------   --------   --------
  Totals                        $ (4,382)  $  2,165   $      -   $ (2,217)
                                ========   ========   ========   ========

(1) - Operating results for corporate and other for the nine-months ended September 30, 2003 includes a $138,000 gain on sale of property.

(2) - Operating results for corporate and other for the nine-months ended September 30, 2002 includes a $375,000 gain on sale of property.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first nine months of 2003 were $8.0 million, compared to almost $10.4 million for the first nine months of 2002. This decrease in SGA is due to the 2002 first nine months including approximately $900,000 of incremental legal, audit and consultant costs related to the default on our bank financing that did not recur in the first nine months of 2003. The remaining decrease is related to cost cutting measures taken during 2002, including trimming the executive payroll and reductions in administrative positions, the benefits of which are materializing. SGA as a percentage of sales decreased to 14.8% for the 2003 first nine months compared to 20.0% in the 2002 first nine months. SGA as a percentage of sales was lower in 2003 first nine months compared to the first nine months of 2002 due to increased sales volumes, lower incremental bank-induced costs and previously described cost-cutting measures.

Other Income

     Other income for the first nine months of 2003 was $331,000, compared to other income of $0.8 million for the first nine months of 2002. The components are as follows:
                                                 2003      2002     Change
                                               --------  --------  --------
Gain on sale of property                       $   (138) $      -  $   (138)
Reduction of the lease termination reserve         (117)        -      (117)
Gain on sale of equipment with zero book value        -      (375)      375
Other income, net                                   (76)     (412)      336
                                               --------  --------  --------
Total other income, net                        $   (331) $   (787) $    456
                                               ========  ========  ========

     Other income in the third quarter of 2003 includes a gain on sale of idle farm land in Boone County, IL of $138,000 and a reduction to the lease termination reserve of $117,000. The lease termintaion reserve was reduced as the result of the execution of a sublease agreement with another party resulting in a new estimate of future lease termination costs. In January 2002, we sold equipment that had no book value. The decrease in the remaining other income is primarily due to higher levels of sales of scrap and miscellaneous parts in 2002 due to cleaning out idled facilities.

Interest Expense

     Interest expense, net, for the first nine months of 2003 was $5.2 million compared to $6.1 million for the first nine months of 2002. For the first nine months of 2002, a total of $2.5 million of interest expense has been allocated to or actually incurred in discontinued operations. On a combined basis interest expense was $8.6 million in the first nine months of 2002.
Debt has decreased significantly from 2002 levels due to pay-downs with proceeds from asset sales in June 2002 and September 2002. Also, in the first nine months of 2002 compared to the 2003 first nine months, the Company was paying a higher default rate on the BOA revolving credit and term loan facilities and we paid and/or accrued $1,675,000 in amendment and overadvance fees to BOA in the first nine months of 2002. These decreases from 2002 were partially offset by more than $600,000 in fees and costs charged to interest expense incurred during our continuing refinancing efforts during 2003 with other lenders.

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

Discontinued Operations

     There was a loss from discontinued operations for the first nine months of 2003 of $0.6 million compared to income from discontinued operations of $0.2 million in the first nine months of 2002. The loss from discontinued operations of $0.6 million in 2003 relates to an evaluation of legacy healthcare costs related to the discontinued bridges and cranes operations, which increased substantially in the third quarter of 2003. The adjustment in the 2003 is to recognize these unanticipated healthcare costs which significantly exceeded the accrual for such costs established at year-end 2002. [Such costs should decrease significantly as the healthcare coverage benefit period provided by law in the Consolidated Omnibus Budget Reconciliation Act of 1985 comes to an ended on or about year-end 2003.] The income from discontinued operations of $0.2 million in the first nine months of 2002 realtes to a $3.4 million gain from the sale of the discontinued materials handling systems operations in September 2002, partially offset by allocated interest expense.


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

Senior Subordinated Secured Promissory Note

     On August 11, 2003, Reunion borrowed $2.5 million from a private investment fund by executing a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. The note bears interest at 10% per annum, such interest being payable on the last day of every month in arrears commencing on August 31, 2003. The principal amount of $2.5 million is due on August 11, 2005 with voluntary prepayments permitted. The note is secured by a majority of the assets of Reunion, provided that such security interest is subordinate to the security interest of BOA. In addition to its subordinated security interest, the Fund received a warrant to purchase 625,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.01 per share. The cash proceeds were used for working capital and other general corporate purposes.

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder was due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001, 2002 and 2003 and May 1, 2002 and 2003. We were also unable to make the sinking fund payments due May 1, 2002 and 2003. This inability to fund our obligations under the 13% senior notes is due to a lack of liquidity and availability under our revolving credit facility with BOA.

     An event of default as defined in the indenture governing the 13% senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so, the senior notes holders can demand payment of all amounts outstanding, including accrued and unpaid interest of $8.2 million, totaling $33.1 million at September 30, 2003. We are currently discussing with holders of a majority ofprincipal amount of senior notes scenarios that would involve suspending their currently existing right to demand payment for some period of time. [Although possible, no assurances exist that we will be successful in this pursuit.]

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $13.0 million of senior secured revolving and term loan credit facilities outstanding at September 30, 2003 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     During the late first quarter and early second quarter of 2003, we attempted to refinance all of our BOA credit facilities with another lender. During this time period, Reunion and BOA executed various forbearance agreements wherein BOA agreed to standstill. However, we were not successful in our attempt to refinance with the chosen lender. After discussions with BOA, on July 14, 2003, Reunion and BOA agreed to and executed a Waiver and Amendment No. 6 to the Amended and Restated Financing Agreement dated March 16, 2000. The Waiver and Amendment No. 6 dated July 14, 2003 provides that, among other things, BOA and the other bank participants agree to waive the existing defaults under the BOA credit facilities subject to certain conditions including, but not limited to, no acceleration, action or proceeding by the holders of Reunion's 13% senior notes. Reunion has also agreed to (i) maintain a monthly minimum EBITDA, as defined, beginning in July 2003 and continuing through June 2004, (ii) attempt to sell certain real estate, (iii) pursue credit facilities with lenders acceptable to BOA and (iv) if unsuccessful in obtaining an acceptable commitment letter by September 30, 2003, engage an investment banker to sell assets necessary to fully repay the BOA facilities. Through September 30, 2003, we have complied with all items agreed to in the Waiver and Amendment No. 6. [Although possible, no assurances exist that we will be able to maintain the monthly minimum EBITDA contained in or be successful in the pursuits as required by the Waiver and Amendment No. 6.]

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


SUMMARY OF 2003 ACTIVITIES

     Cash and cash equivalents totaled $0.9 million at September 30, 2003, compared with $0.8 million at December 31, 2002. This resulted from $0.2 million of cash used in operations being offset by $0.1 million of cash provided by investing activities and $0.2 million provided by financing activities. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers to be applied to our BOA revolving credit facility the following business day.

Operating Activities

     Cash used in operating activities of $0.2 million in the first nine months of 2003 was the result of a decrease in net working capital as the collection of the higher level of receivables created in the first quarter of 2003 due to the higher volume levels were more than offset by payments of liabilities.

Investing Activities

     In September 2003, we sold a parcel of idle farm land we owned in Boone County, IL to a private investor for cash proceeds of $305,000. Capital expenditures were $0.2 million.

Financing Activities

     In August 2003, Reunion and a private investment fund executed a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. The Company made scheduled repayments of term loan A totaling $1.8 million and paid an additional $200,000 on term loan A in connection with a forbearance agreement from BOA for the month of February 2003. Revolving credit facility borrowings decreased $0.2 million during the first nine months of 2003. Other debt repayments totaling $70,000 represent payments on capital lease obligations and other debt.

Lease Termination Reserves

     In the fourth quarter of 2001, we developed and adopted a restructure plan for our continuing businesses and certain other businesses were identified for disposal. By the end of 2002, this plan was substantially completed except for continuing commitments under leases for two idle facilities and certain equipment. The Company recorded restructuring costs, including lease termination costs, related to the plan. The lease termintaion reserve was reduced as the result of the execution of a sublease agreement with another party resulting in a new estimate of future lease termination costs. The following represents a summary of 2003 cash activity of the remaining lease termination reserves (in thousands):

                                                 2003
                                        At       Cash    Reserve      At
Description                          12/31/02  Activity  Adjmt.    09/30/03
-----------------------------------  --------  --------  --------  --------
Lease termination costs              $    861  $   (225) $   (117) $    519
                                     ========  ========  ========  ========

     The remaining lease termination costs relate to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah.


FACTORS THAT COULD AFFECT FUTURE RESULTS

Reunion is a Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's negative working capital position of $57.0 million at September 30, 2003 and defaults on the BOA Financing and Security Agreement and the 13% senior notes raise substantial doubt about its ability to continue as a going concern. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales, its ability to successfully refinance its existing indebtedness, including debt in default, and successful outcomes on certain existing legal proceedings. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reunion may not be able to maintain the required monthly minimum EBITDA, as defined, required by the Waiver and Amendment No. 6

     We executed a Waiver and Amendment No. 6 with BOA which requires us to maintain a monthly minimum EBITDA, as defined therein, beginning in July 2003. Through September 30, 2003, we have complied with all items agreed to in the Waiver and Amendment No. 6. If we are unable to continue to meet the minimum monthly required EBITDA in any month, they may move to take advantage of all remedies available to them including, but not limited to, acceleration of all amounts currently due and a liquidation of their collateral.

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

Item 3.   Defaults Upon Senior Securities

Debt in default consists of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2003                2002
                                          ---------------      --------------
                                              (unaudited)
13% senior notes                                 $ 24,855            $ 24,855
BOA revolving credit facility                      11,583              11,787
BOA term loan A due March 16, 2007                  1,371               3,407
                                                 --------            --------
  Total debt in default                          $ 37,809            $ 40,049
                                                 ========            ========

13% Senior Notes and Semi-Annual Interest Payments

     We have a total of $24.855 million of 13% senior notes outstanding, of which a sinking fund payment of $12.5 million was due on May 1, 2002 and the remainder was due on May 1, 2003. The senior notes require semi-annual interest payments every November 1st and May 1st. We were unable to make the semi-annual interest payments of $1.616 million on each of November 1, 2001, 2002 and 2003 and May 1, 2002 and 2003. We were also unable to make the sinking fund payments due May 1, 2002 and 2003. This inability to fund our obligations under the 13% senior notes is due to a lack of liquidity and availability under our revolving credit facility with BOA.

     An event of default as defined in the indenture governing the senior notes has existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture. Although they have not moved to do so, the senior notes holders can demand payment of all amounts outstanding, including accrued and unpaid interest of $8.2 million, totaling $33.1 million at September 30, 2003. Interest accrues at approximately $0.3 million per month.

Bank of America Revolving and Term Loan Credit Facilities

     We have a total of $13.0 million of senior secured revolving and term loan credit facilities outstanding at September 30, 2003 with BOA. We have been in default under these facilities since September 30, 2001 due to our inability to achieve our financial ratio covenants contained in the financing and security agreement with BOA. During the third quarter of 2001 we were also unable to maintain the $1.5 million minimum availability under the revolving credit facility as required by a December 2000 amendment.

     During the late first quarter and early second quarter of 2003, we attempted to refinance all of our BOA credit facilities with another lender. During this time period, Reunion and BOA executed various forbearance agreements wherein BOA agreed to standstill. However, we were not successful in our attempt to refinance with the chosen lender. After discussions with BOA, on July 14, 2003, Reunion and BOA agreed to and executed a Waiver and Amendment No. 6 to the Amended and Restated Financing Agreement dated March 16, 2000. The Waiver and Amendment No. 6 dated July 14, 2003 provides that, among other things, BOA and the other bank participants agree to waive the existing defaults under the BOA credit facilities subject to certain conditions including, but not limited to, no acceleration, action or proceeding by the holders of Reunion's 13% senior notes. Reunion has also agreed to (i) maintain a monthly minimum EBITDA, as defined, beginning in July 2003 and continuing through June 2004, (ii) attempt to sell certain real estate, (iii) pursue credit facilities with lenders acceptable to BOA and (iv) if unsuccessful in obtaining an acceptable commitment letter by September 30, 2003, engage an investment banker to sell assets necessary to fully repay the BOA facilities. Through September 30, 2003, we have complied with all items agreed to in the Waiver and Amendment No. 6.

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K
               -------------------

                    The Company filed a Current Report on Form 8-K dated
               and filed on Onctober 29, 2003 under Items 4 and 7 to announce a change in certifying accountants and to file the predecessor auditor's letter to the United States Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K as an exhibit.

          (c)  Exhibits
               --------

               Exhibit No.  Exhibit Description
               -----------  -------------------

                  31.1      Certification of Chief Executive              37
                            Officer Pursuant to Form of Rule 13a-14(a) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

                  31.2      Certification of Principal Financial          38
                            Officer Pursuant to Form of Rule 13a-14(a) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

                  32        Certification of Chief Executive              39
                            Officer and Principal Financial Officer
                            Pursuant to U.S.C. 18 Section 1350, as
                            adopted pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  November 14, 2003                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

                                     By: /s/  Charles E. Bradley, Sr.
                                         -------------------------------
                                              Charles E. Bradley, Sr.
                                                Chairman and Chief
                                                Executive Officer




                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Executive Vice President, Finance
                                           and Chief Financial Officer
                                     (chief financial and accounting officer)

                                EXHIBIT INDEX



     Exhibit No.   Exhibit Description                        Page No.
     -----------   -------------------                        --------

        31.1       Certification of Chief Executive              37
                   Officer Pursuant to Form of Rule 13a-14(a) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

        31.2       Certification of Principal Financial          38
                   Officer Pursuant to Form of Rule 13a-14(a) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

        32         Certification of Chief Executive              39
                   Officer and Principal Financial Officer
                   Pursuant to U.S.C. 18 Section 1350, as
                   adopted pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002

                                CERTIFICATION             EXHIBIT 31.1
I, Charles E. Bradley, Sr., certify that:
1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2003 of Reunion Industries, Inc.;

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

By /s/ Charles E. Bradley, Sr., C.E.O.
-----------------------------------------------
       Charles E. Bradley, Sr., C.E.O.

                                CERTIFICATION             EXHIBIT 31.2
I, John M. Froehlich, certify that:
1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2003 of Reunion Industries, Inc.;

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

By /s/ John M. Froehlich, C.F.O.
-----------------------------------------------
       John M. Froehlich, C.F.O.

                                                          EXHIBIT 32

                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
       PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Reunion Industries, Inc. (the Company) on Form 10-Q for the third quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the Report), the undersigned, Charles E. Bradley, Sr., Chairman and Chief Executive Officer of the Company, and John M. Froehlich, Chief Financial Officer and principal financial officer of the Company, each certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc.


Date: November 14, 2003          By /s/ Charles E. Bradley, Sr.
      -----------------             ------------------------------
                                        Charles E. Bradley, Sr.
                                     Chairman and Chief Executive
                                 Officer (principal executive officer)



Date: November 14, 2003          By /s/ John M. Froehlich
      -----------------             ------------------------------
                                        John M. Froehlich
                                     Chief Financial Officer
                                  (principal financial officer)