Form 10-K
period 2003-12-31
REUNION INDUSTRIES INC
filed 2004-03-30
CIK 1003429

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004
                                  FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2003, Or

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
                             -----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Act).    Yes       No   X
                                                     -----    -----

At June 30, 2003, 16,278,519 shares of common stock were issued and outstanding. As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the high and low sales prices on the American Stock Exchange) was $1,151,414.

DOCUMENTS INCORPORATED BY REFERENCE: Part III, Items 10 through 13 are incorporated from the Registrant's definitive proxy statement.
==============================================================================
                           REUNION INDUSTRIES, INC.
                              TABLE OF CONTENTS
                                                                      Page No.
                                                                      --------
                                    PART I

Item 1.   Business                                                        4
Item 2.   Properties                                                     10
Item 3.   Legal Proceedings                                              11
Item 4.   Submission of Matters to a Vote of Security Holders            17

                                   PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                                  18
Item 6.   Selected Financial Data                                        19
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                21
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk     43
Item 8.   Consolidated Financial Statements and Supplementary Data       44
Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosures                      44
Item 9a.  Controls and Procedures                                        44

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant             45
Item 11.  Executive Compensation                                         45
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                        45
Item 13.  Certain Relationships and Related Transactions                 45
Item 14.  Principal Accounting Fees and Services                         45

                                   PART IV

Item 15.  Exhibits, Financial Statements Schedules,
            and Reports on Form 8-K                                      46

SIGNATURES                                                               47

                          FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are intended to be covered by the safe harbors created thereby. The forward-looking statements contained in this report are enclosed in brackets [] for ease of identification. Note that all forward-looking statements involve risks and uncertainties. Factors which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements include, but are not limited to, the strengths of the markets which the Company serves, the Company's ability to generate liquidity and the Company's ability to service its debts and meet financial covenants. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                                    PART I

ITEM 1.     BUSINESS

GENERAL

     Reunion Industries, Inc., a Delaware corporation ("Reunion Industries" or "Reunion"), is the successor by merger, effective March 16, 2000, of Chatwins Group, Inc. ("Chatwins Group") with and into Reunion Industries, Inc. The terms "Company" and "We" refer to Reunion after the merger. Reunion Industries' executive offices are located at 11 Stanwix Street, Suite 1400, Pittsburgh, Pennsylvania 15222 and its telephone number is (412) 281-2111.

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

     Metals includes two reportable segments: Pressure vessels and springs; and Cylinders. Plastics is a single segment.

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

     Individual customers sometimes account for more than 10% of Metals' sales. During 2003, one customer in our cylinders product line accounted for approximately 10% of Metals' sales. We believe our relationship with this customer is good. [However, loss of this customer could negatively affect the Company's results of operations.]

     Sales and Marketing.   Metals markets and distributes its products in a
variety of ways including in-house marketing and sales personnel at all of its divisions, domestic independent and manufacturer representatives, domestic and international agents and independent distributors that specialize in metal products.

     Raw Materials.   The major raw materials used by Metals include welded
and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions, all of which are supplied by various domestic sources. Prices were stable during 2003. [Increases in the prices of raw materials could negatively affect our operating results if they can not be passed on to our customers.]

     Backlog.   Metals backlog, which the Company believes is firm, was $11.2 million at December 31, 2003 and $14.9 million at December 31, 2002. As of February 2004, Metals backlog increased to $14.4 million, or 28%, since year-end 2003.

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

     During 2003, one customer accounted for approximately 17% of the thermoplastics division's sales (10% of Plastics sales). [Loss of this customer could adversely affect our results of operations]. The thermoplastics division is trying to diversify its customer base and has approximately 500 customers. ORCplastics wants more customers in the business machines, consumer products and medical products industries. [We believe that growth opportunities exist in these industries.]

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

Thermoset Plastics Division

     Markets and Customers.   The thermoset plastics division competes in a
market with a limited number of privately owned competitors and in-house molders on the basis of product specifications, customer service and price. During 2003, one customer accounted for approximately 22% of the thermoset plastics division's sales (9% of Plastics sales). [The loss of this customer could adversely affect our operating results.] The thermoset plastics division continues to seek new customers not only in the same industries as thermoplastic, but in other industries including automotive.

     Sales and Marketing.   Sales are made through an internal sales staff and
a network of independent representatives throughout the central United States. We pay commissions of between 3% and 5% of sales based on volume.

     Raw Materials.   The thermoset plastics division uses styrene, polyester
resins, fiberglass and commercial phenolics, which are available from a number of suppliers. Prices and availability of these materials are affected by changes in market demand. [Increases in the prices of raw materials could negatively affect our operating results if they can not be passed on to our customers.] When possible, if shortages occur, the thermoset plastics division engineers new products to provide its customers a cost-effective alternative to the material in short supply.

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

     Backlog.   Plastics backlog, which the Company believes is firm, was $6.0 million at December 31, 2003 and $5.4 million at December 31, 2002. As of February 2004, Plastics backlog increased to $6.5 million, or almost 10%, since year-end 2003.

REPORTABLE SEGMENT DATA - Segment data for the years ended December 31, 2003, 2002 and 2001 (in thousands except for related notes):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
2003:
-----
  Metals:
Pressure vessels and springs    $ 23,531   $  3,677   $      -   $ 13,407
Cylinders                         17,891        353        101      7,877
                                --------   --------   --------   --------
  Subtotal Metals                 41,422      4,030        101     21,284
Plastics                          27,087      1,522        178     14,516
Corporate and other (3)                -     (3,440)         3     15,723
                                --------   --------   --------   --------
  Totals                        $ 68,509      2,112   $    282   $ 51,523
                                ========              ========   ========
Gain on extinguishment of debt               10,991
Depreciation (6)                             (2,582)
Interest expense                             (6,939)
                                           --------
  Income from continuing operations
    before income taxes                    $  3,582
                                           ========
2002:
-----
  Metals:
Pressure vessels and springs    $ 20,135   $  1,103   $     52   $ 13,725
Cylinders                         18,087       (286)        92      9,700
                                --------   --------   --------   --------
  Subtotal Metals                 38,222        817        144     23,425
Plastics                          32,577      1,914        126     16,536
Corporate and other (4)                -     (3,482)         2     15,357
Discontinued operations                -          -        230          -
                                --------   --------   --------   --------
  Totals                        $ 70,799       (751)  $    502   $ 55,318
                                ========              ========   ========
Depreciation (6)                             (2,762)
Interest expense                             (8,020)
                                           --------
  Loss from continuing operations
    before income taxes                    $(11,533)
                                           ========
2001:
-----
  Metals:
Pressure vessels and springs    $ 41,594   $  6,085   $    260   $ 17,936
Cylinders                         19,369     (2,182)        26      9,662
                                --------   --------   --------   --------
  Subtotal Metals                 60,963      3,903        286     27,598
Plastics                          38,532     (1,123)     1,066     18,443
Corporate and other (4)                -     (3,660)        10     14,572
Discontinued operations                -          -      1,535     23,803
                                --------   --------   --------   --------
  Totals                        $ 99,495       (880)  $  2,897   $ 84,416
                                ========              ========   ========
Write-off of impaired goodwill               (2,946)
Depreciation and amortization (5)(6)         (5,392)
Interest expense                             (7,057)
                                           --------
  Loss from continuing operations
    before income taxes                    $(16,275)
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

(2) Corporate and other assets at December 31, 2003, 2002 and 2001 includes $8.0 million of goodwill that relates to the Company's pressure vessel and springs segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of pressure vessels and springs.

(3) Includes gains totaling $0.2 million on sales of property and equipment.

(4) Includes gain of $0.4 million on sale of equipment with no carrying value.

(5) Excludes amortization of deferred financing costs of $999,000 for the year ended December 31, 2001, which is included in interest expense.

(6) The Company ceased amortizing goodwill effective January 1, 2002.


Employees

     At December 31, 2003, Reunion Industries employed 545 full time employees, of whom 248 were employed in Metals and 285 were employed in Plastics. There were 12 corporate employees. The Company believes its relations with its employees are good. A breakdown of the Company's workforce by location and function at December 31, 2003 is as follows.

                                                    General and
Group      Location             Manufacturing      Administrative      Total
--------   --------           -----------------   -----------------    -----
                              Union   Non-Union   Union   Non-Union
                              -----   ---------   -----   ---------
Metals:
           McKeesport, PA      85(1)       5       8(2)       15         113
           Chicago, IL                    63                  18          81
           Libertyville, IL               29                   4          33
           Miami, OK                      16                   4          20
           Beijing, China                                      1           1

Plastics:
           Oneida, NY                     60                  12          72
           Phoenix, NY                    51                   8          59
           Siler City, NC                 38                   5          43
           LaFayette, IN       94(3)       7                  10         111

Corporate:
           Pittsburgh, PA                                     12          12
                              ---        ---       -         ---       -----
  Totals                      179        269       8          89         545
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

     As of December 31, 2003, approximately 34% of the Company's workforce was covered by collective bargaining agreements, none of which expire within one year of December 31, 2003.

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

     We also own certain oil and gas properties in Louisiana that were retained when we disposed of our oil and gas operations in 2000. We retained these properties because of litigation concerning environmental matters. [We plan to operate the wells on the property for the net production revenues as required by a litigation settlement agreement discussed in Item 3. Legal Proceedings under the heading "Louisiana Environmental."]

     We also hold title to or recordable interests in federal and state leases totaling approximately 55,000 acres near Moab, Utah, known as Ten Mile Potash. Sylvanite, a potash mineral, is the principal mineral of interest and occurrence in the Ten Mile Potash property. To date, Ten Mile Potash has not yielded any significant revenues from mining operations or any other significant revenues. [We plan to pursue the sale or farm out of these interests.]

     All of our facilities have been in operation for a sufficient period of time to demonstrate their suitability for manufacturing and administrative purposes. [The production capacities of our facilities are sufficient for future needs.]


ITEM 3. LEGAL PROCEEDINGS

     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of
business of the Company and its subsidiaries.    A summary of such legal
proceedings follows.

Louisiana Environmental

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. No remediation was performed in 2000, 2001 or 2002 pending the decision. However, the Company has paid $434,000 for its share of consulting services in connection with the hearings. Most recently, the Company's environmental consultants filed with the LDNROC updated amendments to the prior approved plan for sampling and remediation. If approved, the plan will be implemented. At December 31, 2003, after accruing an additional $40,000 in December 2002, the balance accrued for these remediation costs is approximately $831,000. The Company believes that future remediation costs will not exceed the amount accrued and will be funded by net production revenues of the producing wells on the property as part of the settlement agreement discussed below.

     Litigation on this matter had been stayed pending the determination by the LDNROC as to the extent of remediation that would be required. Such stay was lifted and the District Court had established a jury trial for September 22, 2003 to determine the necessity for any further remediation and the extent of damages, if any, suffered by the plaintiff owners of the property.
However, an agreement to settle the litigation between the plaintiff owners of the property and the other involved parties, including the Company, has been reached and finalized. The Company's share of the settlement costs were funded by the other defendants to the litigation. The terms of the agreement are that the Company must reimburse the other defendants to the litigation at least $120,000 per year for ten years, but that such amount can be paid from net production revenues from operation of the producing wells owned by the Company on the property. However, this is a non-recourse agreement such that, should the wells be depleted before all such costs are reimbursed, the Company is not required to fund the unreimbursed balance. During 2003 and 2002, net production revenues totaled $248,000 and $181,000, respectively. Based on past operation results of the producing well, the Company believes that future net production revenues will be sufficient to fund the minimum required under the settlement agreement.

Gambonini Environmental

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

     In March 2003, the Company and the USEPA reached an agreement in principle to settle the USEPA's claim for payment by the Company of $100,000 plus interest at the Superfund rate (which is currently 1.27%), payable in three installments over a two-year period. This amount is accrued as of December 31, 2003 and 2002. This settlement agreement will resolve the USEPA's claims for reimbursement of past environmental response costs under CERCLA, but does not resolve all possible claims the United States may have with respect to the Gambonini mine site which could include, but not be limited to, claims for natural resource damages. The United States has given no indication as to whether or not it will pursue such claims. The Company has agreed to toll the statute of limitations with respect to any natural resource damages claims, if any, from August 30, 2002 to April 1, 2008.

Asbestos (Hanna)

     During 2003, Reunion Industries was named as defendant in 32 actions in the state of Georgia and one action in the state of Alabama. Such actions claim that cylinders manufactured by the Hanna division of Reunion Industries
contained asbestos that caused severe illness.   Since most of the plaintiffs'
exposure occurred prior to the purchase of the assets of this business by Reunion's predecessor in 1980, and since there is no evidence that asbestos was used in Hanna products after 1980, the Company's position is that it has no liability in these suits. The plaintiffs' attorney has tentatively agreed to dismiss Reunion from these suits, subject to his review of certain information we have provided to him about our predecessor and if Reunion will assist the plaintiffs in their case against the pre-1980 owner of the business. Reunion has agreed to and is currently providing the requested assistance to plaintiffs' attorney.

Asbestos (ORC)

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed, pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 101 separate actions, all of which have been defended by Allen-Bradley Company.

Wheeling-Pitt Preference Claims

     In the 2002 fourth quarter, Wheeling-Pittsburgh Steel Corporation (debtor) filed suit against the Company in U.S. Bankruptcy Court for the Northern District of Ohio, seeking to compel the return of certain preferential transfers pursuant to 11 U.S.C 547. The debtor sought a judgment in the amount of $2,705,541. The Company filed an answer alleging that such payments are not avoidable because (a) the transfers were made by the Debtor in the ordinary course of business and (b) the Company extended new value to the Debtor after the transfers were made in an amount exceeding the original payments. A status conference was held before the court on April 21, 2003. The parties agreed to stay discovery pending settlement discussions. After such discussions, in November 2003, the parties agreed to a settlement of $60,000 to be paid by the Company in seven installments. Half of the settlement was due in December 2003 and the balance is payable in six equal monthly payments beginning January 2004. As of March 30, 2004, all amounts owed by the Company under this settlement arrangement have been paid.

SFSC Litigation

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

     In addition to the Company, there are numerous defendants in these suits, including SFSC, Mr. Charles E. Bradley, Sr. (Mr. Bradley), who is Chairman of the Board, Chief Executive Officer and a director of the Company (Mr. Bradley) and the sole shareholder of SFSC's parent, several major financial institutions and certain others. All of these suits arise out of the inability of SFSC to make structured settlement payments when due. Pursuant to the court's order, plaintiffs in the purported class actions and plaintiffs in the individual cases actions filed a model complaint. Except for the class allegations, the two model complaints are identical. The plaintiffs seek compensatory and punitive damages, restoration of certain alleged trust assets, restitution and attorneys' fees and costs.

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

     On May 25, 2001, SFSC filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Connecticut. SFSC filed an adversary proceeding in the bankruptcy case against the plaintiffs seeking a declaration that the structured settlement trust assets are the property of the bankruptcy estate. On July 16, 2001, the bankruptcy court granted a temporary restraining order enjoining the plaintiffs from prosecuting their claims against the Company, SFSC, Mr. Bradley and others. As a result of this restraining order of the bankruptcy court, the Company entered a standstill agreement with the plaintiffs on August 22, 2001. Pursuant to the standstill agreement and the stipulation of the parties to the SFSC bankruptcy case, the plaintiffs, while not agreeing to waive or release their direct claims against the Company for damages, agreed to cease and desist the prosecution of their claims against the Company until no earlier than sixty days following service of written notice to the Company stating that they have elected to unilaterally terminate the standstill.

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

     A settlement (the "State Court Settlement") has been reached among the plaintiffs and the following defendants (collectively, the "Financial Institution Defendants") in the state court action: Bankers Trust Co., U.S. Trust Co., Wells Fargo Bank, Bank of America, Bear Stearns and Settlement Services, Inc. Under the settlement, the Financial Institution Defendants would pay the plaintiffs $90,630,969 and Bankers Trust would receive an assignment of the claims of the plaintiffs and the other Financial Institution Defendants against the Company and certain other defendants.

     In the SFSC bankruptcy, the Company and certain others have entered into a settlement (the "Bankruptcy Settlement") with SFSC and Bankers Trust (for itself and as expected assignee of the claims of the state court plaintiffs and the other Financial Institution Defendants). The Bankruptcy Settlement, which has been approved by the Bankruptcy Court, is subject to the satisfaction of ceratin conditions, including the order entered by the court in the state court action approving the State Court Settlement becoming final. Under the Bankruptcy Settlement, the Company (1) would be obligated to pay to SFSC $4.6 million (less a setoff of approximately $310,000) by December 31, 2006, plus interest at 10% per annum from the date on which SFSC's Plan of Reorganization becomes effective and (2) would be released from all claims that have been made or could have been made by the plaintiffs and the Financial Institution Defendants in the state court action and by SFSC in its bankruptcy proceeding. The settlement amount would not constitute a new liability of the Company, as the settlement relates to indebtedness that is, and has been for some time, included as a liability on the Company's balance sheet.

Kingway Arbitration

     On September 24, 2002, we sold Kingway, our discontinued materials handling systems operations. Finalization of this sale was subject to a post-closing working capital adjustment. This amount was in dispute between the Company and the buyer. The buyer alleged it was owed approximately $905,000 based on its calculation of working capital on the closing date. Pursuant to the asset purchase agreement, both parties agreed to submit this dispute to a mutually agreed-upon independent accounting firm for resolution in arbitration. The arbitrator for the dispute determined that, of the $905,000 working capital deficiency claimed by the buyer, $704,000 was not valid. The Company and the Buyer entered into a payment arrangement for a total of $200,000 to be paid in $50,000 installments by the Company beginning January 1, 2004. As of March 1, 2004, the final payment of $50,000 was owed by the Company under this arrangement.

LTV Preference Claims

     In connection with the Chapter 11 bankruptcies of LTV Steel Company, Inc.
(LTV), et al, pending in the United States Bankruptcy Court for the Northern District of Ohio, Youngstown Division, LTV has filed a complaint for avoidance and recovery of preferential transfers against Alliance Machine Division, a former division of the Company. Pursuant to an adversary proceeding filed in the LTV Case on December 17, 2002, LTV seeks recovery of $385,000 in alleged preferential transfers, together with costs and attorney's fees. Counsel for Reunion has recently engaged in settlement negotiations with LTV and we have reached an agreement in principle to settle the action for a one-time payment of $1,000 and a waiver by Reunion of an administrative counterclaim. LTV is currently drafting the settlement agreement for review by our counsel. No amount has been accrued for this matter in the Company's financial statements.

U.S. Customs Service

     In June 1993, the U.S. Customs Service (Customs) made a demand on Chatwins Group's former industrial rubber distribution division for $612,948 in marking duties pursuant to 19 U.S.C. Sec. 1592. The duties are claimed on importations of "unmarked" hose products from 1982 to 1986. Following Chatwins Group's initial response raising various arguments in defense, including expired statute of limitations, Customs responded in January 1997 by reducing its demand to $370,968 and reiterating that demand in October 1997. Chatwins Group restated its position and continues to decline payment of the claim. Should the claim not be resolved, Customs threatens suit in the International Courts of Claims. The Company continues to believe, based on consultation with counsel, that there are facts which raise a number of procedural and substantive defenses to this claim, which will be vigorously defended. There has been no activity related to this matter since 1997.

Shareholder Suit

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

Asbestos (Alliance)

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

Putman Properties

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

Suit Against Paquet and Paquet Counterclaim

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

Dick Corporation

     In the 2002 fourth quarter, Dick Corporation (Dick) filed an action against the Company in the Court of Common Pleas of Allegheny County, PA.
Dick alleges that the Company breached a contract to supply it with structural steel for use in a construction project for the PA Department of Transportation. Dick seeks damages of approximately $351,000, representing the extra costs allegedly incurred by Dick for Dick to secure structural steel from another vendor. The Company has filed an answer to Dick's complaint in which it denies any liability. Pleadings are closed and discovery has begun. The Company believes it has meritorious defenses against Dick's suit and intends to vigorously defend against it. No amount has been accrued for this matter in the Company's financial statements.

Rostone Environmental

     In February 1996, Reunion was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. Since then, the Company has expended $419,275 of remediation costs. The Company estimates completion of this remediation effort to be $15,000.

NAPTech Suit

     On or about March 16, 2004, Shaw NAPTech, Inc. ("NAPTech"), as successor by merger to NAPTech, Inc. and NAPTech PS Corporation, filed a suit against the Company in state court in Baton Rouge, Louisiana, to collect payment on a subordinated note issued to NAPTech and assumed by the Company in a January

2001 acquisition. NAPTech claims the amounts due under this note are $3,145,403 in principal plus $1,207,875 in unpaid interest through November 30, 2003 plus interest at 15% per annum on the unpaid principal thereafter. Such amounts are consistent with amounts recorded as payable to NAPTech by the Company in the accompanying consolidated balance sheet. The Company is investigating what defenses, if any, it may have in regards to this suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None in the fourth quarter of 2003.

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER  MATTERS

     Reunion Industries' common stock is traded on the American Stock Exchange. As of March 1, 2004, there were 1,175 holders of record of Reunion Industries' common stock with an aggregate of 16,278,519 shares outstanding. The table below reflects the high and low sales prices for the quarterly periods for 2003 and 2002.

QUARTER ENDED                                        High          Low
-------------                                       ------        ------
2003
     March 31.......................................$0.200        $0.110
     June 30........................................$0.350        $0.150
     September 30...................................$0.500        $0.170
     December 31....................................$0.890        $0.180

2002
     March 31.......................................$0.844        $0.281
     June 30........................................$0.594        $0.109
     September 30...................................$0.450        $0.109
     December 31....................................$0.320        $0.100

     No cash dividends have been declared or paid during the past three years. Cash dividends are limited by the availability of funds, including limitations contained in our lending agreements. [We do not anticipate paying cash dividends on our common stock in the foreseeable future.]

Equity Compensation Plan Information
                                                  Equity Compensation Plans
                                                 ---------------------------
                                                 Approved by    Not Approved
                                                 Security        by Security
                                                 Holders             Holders
                                                 ------------   ------------
Number of Securities to be issued upon
  exercise of outstanding options,
  warrants and rights                                 614,000              -
                                                    =========      =========
Weighted-average exercise price of
  outstanding options, warrants
  and rights                                            $0.51              -
                                                    =========      =========
Number of Securities remaining available
  for future issuance under equity
  compensation plans (excluding outstanding
  options, warrants and rights)                       161,100              -
                                                    =========      =========

ITEM 6. SELECTED FINANCIAL DATA

     All data is reported in thousands, except for per-share data. The data is derived from the consolidated financial statements presented in Item 15 which also should be read. Effective January 1, 2002, we ceased amortizing goodwill.

Year Ended December 31,         2003      2002      2001     2000     1999(1)
                              --------  --------  --------  -------- --------
EARNINGS DATA:
Net sales                     $ 68,509  $ 70,799  $ 99,495  $104,721 $ 59,691
Cost of sales                   58,178    61,843    84,457    81,485   46,353
                              --------  --------  --------  -------- --------
Gross profit                    10,331     8,956    15,038    23,236   13,338
Selling, general and
  administrative  expenses      10,969    13,256    15,718    16,388    7,864
Gain on extinguishment of debt (10,991)        -         -         -        -
Provision for restructuring          -         -     6,811         -        -
Other (income) expense, net       (168)     (787)    1,727    (6,251)     305
                              --------  --------  --------  -------- --------
Operating profit (loss)         10,521    (3,513)   (9,218)   13,099    5,169
Interest expense, net(2)         6,939     8,020     7,057     6,972    5,261
Equity in loss from  continuing
  operations  of affiliate           -         -         -       296      566
                              --------  --------  --------  -------- --------
Income (loss) before income
  taxes from continuing
  operations                     3,582   (11,533)  (16,275)    5,831     (658)
Provision for (benefit from)
  income taxes                       -         -    12,678      (616)    (922)
                              --------  --------  --------  -------- --------
Income (loss) from
  continuing operations       $  3,582  $(11,533) $(28,953) $  6,447 $    264
                              ========  ========  ========  ======== ========
Income (loss) from continuing
  operations applicable to
  common stockholders(3)      $  3,582  $(11,533) $(28,953) $  6,352 $   (192)
                              ========  ========  ========  ======== ========
Weighted average common shares
  outstanding(4) - basic        16,279    15,591    15,587    13,236    9,500
                              ========  ========  ========  ======== ========
Weighted average common shares
  outstanding(4) - diluted      16,654    15,591    15,612    13,306    9,500
                              ========  ========  ========  ======== ========
Income (loss) from continuing
  operations per common share
  - basic and diluted(4)      $   0.22  $  (0.74) $  (1.86) $   0.48 $  (0.02)
                              ========  ========  ========  ======== ========

OPERATING AND OTHER DATA:

Cash flow from (used in)
  operating activities(5)     $ (2,665) $   (979) $  5,050  $  5,507 $ (4,168)
                              ========  ========  ========  ======== ========
Cash flow from (used in)
  investing activities(5)          173    27,931    (2,532)   27,997   34,494
                              ========  ========  ========  ======== ========
Cash flow from (used in)
  financing activities(5)        2,440   (27,337)   (3,863)  (31,385) (30,249)
                              ========  ========  ========  ======== ========
Depreciation and
  amortization(6)                2,582     2,762     5,392     4,639    1,648
                              ========  ========  ========  ======== ========

Capital expenditures(7)            282       272     1,362     1,752    1,207
                              ========  ========  ========  ======== ========

BALANCE SHEET DATA:
Total assets                    51,523    55,318    84,416   116,439   67,681
                              ========  ========  ========  ======== ========
Debt in default                      -    40,049    64,389         -        -
                              ========  ========  ========  ======== ========
Revolving credit facility        9,214         -         -    19,367    5,834
                              ========  ========  ========  ======== ========
Long-term debt(8)               31,915        61     3,793    50,732   49,971
                              ========  ========  ========  ======== ========
Redeemable preferred stock           -         -         -         -    8,938
                              ========  ========  ========  ======== ========
Stockholders' equity
  (deficit)                    (27,755)  (30,840)  (17,245)   21,559   (7,870)
                              ========  ========  ========  ======== ========
EBITDA(9):                    $  2,112  $   (751) $   (880) $ 17,738 $  6,817
                              ========  ========  ========  ======== ========

(1) Represents historical financial data of Chatwins Group as Chatwins Group was considered the acquirer in the merger. The Company has restated such financial data for the classifications of its bridges and cranes and materials handling systems segments as discontinued operations.

(2)   Includes amortization of debt issuance expenses and estimated warrant
value in 2003 of the following amounts for the following years:   2003: $97;
2002: $752; 2001: $1,011; 2000: $897 and 1999: $1,308.

(3) In determining income (loss) from continuing operations applicable to common stock, income from continuing operations is reduced by accretions of dividends on preferred stock of $95 in 2000 and $456 in 1999.

(4) Weighted average shares outstanding for the year ended December 31, 1999 was restated to give retroactive effect to the recapitalization of Chatwins Group in connection with the merger.

(5)   Not restated for discontinued operations.

(6) Excludes amortization of debt issuance expenses and depreciation and amortization related to discontinued operations. See note (2) above.

(7)   Excludes capital expenditures of discontinued operations.

(8) Excludes borrowings under revolving credit facilities and includes current maturities of 13% senior notes for 1999 through 2000.

(9)   EBITDA is calculated as follows:

                                2003      2002      2001     2000     1999(1)
                              --------  --------  -------- --------  --------
Income (loss) from continuing
  operations before taxes     $  3,582  $(11,533) $(16,275) $  5,831 $   (658)
Interest expense, net(2)         6,939     8,020     7,057     6,972    5,261
Depreciation and
  amortization(6)                2,582     2,762     5,392     4,639    1,648
Gain on extinguishment of debt (10,991)
Write-off of impaired goodwill       -         -     2,946         -        -
Equity loss from continuing
  operations of affiliate            -         -         -       296      566
                              --------  --------  --------  -------- --------
     EBITDA                   $  2,112  $   (751) $   (880) $ 17,738 $  6,817
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


RECENT EVENTS

Refinancing

     On December 3, 2003, the Company announced that it was successful in refinancing its bank loan facilities and restructuring its 13% senior notes. On that date, the Company entered into a new $25.0 million revolving and term loan bank credit facility with Congress Financial Corporation (Congress) that replaced its then existing revolving and term loan facility with Bank of America (BOA). At the same time, the Company also entered into $5.2 million of new loan facilities with two private capital funds through a $4.2 million secured term loan and a $1.0 million increase in a then existing subordinated note payable. Proceeds from these refinancing activities totaled $13.0 million, including $4.6 million under the revolving credit facility, $3.2 million under the term loan facility and $5.2 million of financing from the private capital funds. At the time of the refinancing, the Company's indebtedness to BOA totaled $11.7 million, including $10.8 million of revolving credit debt and a term loan of $0.9 million. Proceeds from the refinancing were used to repay our then existing BOA facilities, fund $0.7 million of consent fees payable to our 13% senior noteholders and pay $0.6 million of transaction related fees and expense to our new lenders. All defaults that existed under the BOA facilities at the time of the refinancing were removed as the result of the full repayment of amounts then outstanding.

Congress Financial Corporation Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a new revolving and term loan bank credit facility with Congress Financial Corporation. This credit facility consists of revolving credit, term loan and letter of credit accommodations up to a maximum credit of $25.0 million. At December 31, 2003, the Company had outstanding borrowings under this facility totaling $12.4 million, including $9.2 million of revolving credit and a term loan of $3.2 million. The $3.2 million term loan amortizes to the revolving credit availability at a rate of $53,000 per month beginning on January 31, 2004 until fully paid. This facility has a three-year initial term and automatically renews for additional one-year increments unless either party gives the other notice of termination at least 90 days prior to the beginning of the next one-year term.

     Interest on loans outstanding under the Congress facility is payable monthly at a variable rate tied to the prime rate publicly announced from time to time by Wachovia Bank, National Association, plus 2.50%. The facility also provides for a default interest rate of the prime rate plus 4.50%.

     The Congress facility is collateralized by a continuing security interest and lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, real property, equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

     The Congress facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. The minimum EBITDA covenant began in 2004 and requires the Company to maintain minimum monthly amounts of EBITDA ranging from $450,000 in January 2004 to $600,000 in December 2004 with $50,000 to $100,000 increments or decrements occurring during the year. There are also minimum monthly EBITDA amounts required during 2005 and 2006. Through February 2004, the Company achieved the minimum monthly EBITDA required for compliance with this covenant. The minimum fixed charge coverage ratio covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter beginning with the quarter ended March 31, 2004, for the year-to-date period starting on January 1, 2004. For quarters ended on and after December 31, 2004, the components of the calculation are on a rolling, twelve-month basis. The ratio is defined as EBITDA divided by fixed charges (defined as interest expense, capital expenditures, regularly scheduled or required principal payments on debt and taxes paid). For the ratio calculation period ended March 31, 2004 and for each year-to-date period during 2004 ended on quarters thereafter, the required minimum fixed charge coverage ratio is 0.65:1, 0.77:1, 0.77:1 and 0.80:1, respectively. There are also minimum fixed charge coverage ratio amounts required during 2005 and 2006. [Management believes, based on forecast data available as of mid-March 2004, that the Company will be in compliance with the minimum fixed charge coverage ratio covenant for the period ended March 31, 2004.]

     In addition, the facilities contain various other affirmative and negative covenants. As of the date of this report, the Company was in compliance with all other covenants. The facilities require Reunion to pay the reasonable expenses incurred by Congress in connection with the facilities. Available borrowings under the revolving credit portion are based upon a percentage of eligible receivables and inventories.

Private Capital Fund Financing

     On August 11, 2003, Reunion borrowed $2.5 million from a private capital fund by executing a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. The note bears interest at 10% per annum, such interest being payable on the last day of every month in arrears commencing on August 31, 2003. The principal amount of $2.5 million was due on August 11, 2005 with voluntary prepayments permitted but was extended to December 5, 2006 as discussed below. The note is secured by a majority of the assets of Reunion, provided that such security interest is subordinate to the security interest of Congress. In addition to its subordinated security interest, the fund received a warrant to purchase 625,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.01 per share. The cash proceeds were used for working capital and other general corporate purposes.

     In connection with the refinancing on December 3, 2003, this same private capital fund amended and restated its senior subordinated secured promissory note to provide an additional $1.0 million of financing to the Company at the same interest rate but changed the maturity date from August 11, 2005 to December 5, 2006. No additional warrants were issued.

     In connection with the refinancing on December 3, 2003, a separate private capital fund provided the Company with a $4.2 million loan evidenced by a senior subordinated secured promissory note payable with net cash proceeds of $4.0 million after fees and expenses. The note bears interest at a rate of the greater of 12%, or the prime rate as published in the Wall Street Journal plus 8%. Interest is payable on the first day of every month commencing on January 1, 2004. The principal amount of $4.2 million is due on December 1, 2006. Prepayments in whole or in part are permitted without penalty commencing in May 2004. The note is secured by mortgage liens and/or deed of trust security interests totaling $4.2 million encumbering all premises owned by the Company. In addition to its security interest, the fund received a warrant to purchase 500,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.50 per share.

13% Senior Notes

     We had a total of $24.855 million of 13% senior notes outstanding. The senior notes required semi-annual interest payments every November 1st and May 1st and sinking fund payments of $12.5 million on May 1, 2002 and $12.355 million on May 1, 2003. Since November 1, 2001, we were unable to make the required semi-annual interest payments or the sinking fund payments due May 1, 2002 and 2003. As a result, an event of default, as defined in the indenture governing the 13% senior notes, had existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture.

     In November 2003, we solicited the consent of our noteholders to certain provisions and waivers of the indenture governing the 13% senior notes in an effort to facilitate the refinancing. The significant provisions of the solicitation requested that the noteholders consent to permanently waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006. In order for the consent to be effective, we needed noteholders comprising at least 90% of the principal amount of outstanding senior notes to consent. As of December 1, 2003, the end of the consent period, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented.

     In exchange for their consent, each consenting noteholder received a consent fee of $27.625, warrants to purchase 76.18 shares of the Company's common stock at $0.01 per share for each $1,000 of principal amount of notes owned and a junior priority lien on the Company's assets. In the refinancing that took place on December 3, we placed in escrow with the trustee of the senior notes, $686,619 for payment of consent fees, of which $642,301 has been or will be disbursed to consenting senior noteholders. Warrants to purchase the Company's common stock totaling 1,771,217 have been reserved for future issuance to consenting noteholders. Effective with having obtained the consents of holders of at least 90% of the principal amount of outstanding senior notes, all previously existing defaults under the indenture for the 13% senior notes have been permanently waived.


RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to
  Year Ended December 31, 2002

Continuing Operations

     Net sales, gross margins and EBITDA percentages for 2003 and 2002 are as follows:

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2003       2002     2003    2002    2003    2002
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $  23,531  $  20,135   21.0%   14.9%   15.6%    5.5%
Cylinders           17,891     18,087   13.6%   10.8%    0.2%   (1.6%)
Plastics            27,087     32,577   10.9%   12.3%    5.6%    5.9%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  68,509  $  70,799   15.1%   12.6%    8.1%    3.9%
                 =========  =========  ======  ======  ======  ======

     Pressure vessels and springs sales were up in 2003 compared to 2002.
This increase is due to this segment's return to almost normal production and shipment levels during the first half of 2003 compared to management's decision to shut-down our pressure vessels facility for the first two months of 2002 with a limited production schedule. We made this decision in 2002 to reduce spending due to our liquidity problems and to lessen the strain on this segment's raw material vendors. This segment's backlog has increased 46% since year-end 2003 through February 2004, including a 55% increase in the pressure vessels product line. Based on an increased level of customer inquiries and quote activity, [the Company believes this increase in order levels will be sustained into the second quarter of 2004.]

     Cylinder sales were flat for 2003 compared to 2002 due to weak fourth quarter 2003 shipments caused by temporary customer facility shutdowns and a resulting decrease in order levels. This segment's backlog has increase 10% since year-end 2003 through February 2004. However, this segment continues to be affected by softness in its markets, [a trend which may continue during 2004.]

     The decrease in Plastics revenues in 2003 compared to 2002 began in the second quarter of 2003 and is the result of several reasons including our reduced ability to access raw materials, which was affected by tight liquidity, and a continued lag in certain customers' decisions on newly quoted programs, which are intended to replace finished programs, caused by the uncertainty surrounding our current financial condition. This segment's backlog has increased almost 10% since year-end 2003 through February 2004 due to the start of a few new customer programs. However, [this segment may continue to be affected by an overall lag in new program starts.]

     The increase in gross margin as a percentage of sales in the pressure vessel and springs segment in 2003 compared to 2002 is primarily due to increased sales and to management's decision to shut-down our pressure vessels facility for the first two months of 2002 as discussed above, resulting in a reduction in production activity for the second quarter 2002 causing underabsorption of overheads and a lower gross margin as a percentage of sales than would normally be expected. The increase in gross margin as a percentage of sales at cylinders is the result of actions to reduce costs through workforce reductions taken in the 2002 third quarter to better match production resources with volume levels. Although the same actions to reduce costs were also taken at plastics, the benefits were more than offset by the decreased volume level and the resulting effect of fixed costs on gross margin.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales increased during 2003 compared to 2002 primarily due to the same factors affecting gross profit margin discussed above and our continued focus on reducing selling, general and administrative costs in Plastics. A reconciliation of EBITDA to operating income (loss) in 2003 and 2002 by segment and corporate and other is as follows (000's):

                               Operating
                                  Profit    Deprec-   Amortiz-
                                   (Loss)    iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2003:
-----
Pressure vessels and springs    $  2,986   $    691   $      -   $  3,677
Cylinders                            107        246          -        353
Plastics                             (73)     1,595          -      1,522
Corporate and other(1)(2)         (3,490)        50          -     (3,440)
                                --------   --------   --------   --------
  Totals                        $   (470)  $  2,582   $      -   $  2,112
                                ========   ========   ========   ========
2002:
-----
Pressure vessels and springs    $    366   $    737   $      -   $  1,103
Cylinders                           (609)       323          -       (286)
Plastics                             279      1,635          -      1,914
Corporate and other(3)            (3,549)        67          -     (3,482)
                                --------   --------   --------   --------
  Totals                        $ (3,513)  $  2,762   $      -   $   (751)
                                ========   ========   ========   ========

(1) - Includes gains totaling $226,000 on sales of property and equipment.

(2) - Excludes gain on debt extinguishment of $10,991,000. See "Gain on Debt Extinguishment" below.

(3) - Include gain of $375,000 on sale of equipment.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for 2003 were $11.0 million, compared to $13.3 million for 2002. This decrease in SGA is due to 2002 including approximately $1.0 million of incremental legal, audit and consultant costs related to the default on our bank financing that did not recur in 2003. The remaining decrease is related to cost cutting measures taken during 2002, including trimming the executive payroll and reductions in administrative positions. SGA as a percentage of sales decreased to 16.0% for 2003 compared to 18.7% in 2002. Despite the decrease in sales, SGA as a percentage of sales was lower in 2003 compared to 2002 due to lower incremental bank-induced costs and previously described cost-cutting measures.

Gain on Debt Extinguishment

     In November 2003, we solicited the consent of our noteholders to certain provisions and waivers of the indenture governing the 13% senior notes in an effort to facilitate the refinancing. The significant provisions of the solicitation requested that the noteholders consent to waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006. In order for the consent to be effective, we needed noteholders comprising at least 90% of the principal amount of outstanding senior notes to consent. As of December 1, 2003, the end of the consent period, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented. Accordingly, 12% of the $23,250,700 principal amount of senior notes of noteholders that had consented to the various provisions and waivers, or $2.8 million, was extinguished pursuant to the provisions of the consent.

     As of December 1, 2003, accrued and unpaid interest related to the 13% senior notes totaled $8.8 million, of which $8.2 million related to the $23,250,700 principal amount of senior notes of noteholders that had consented to the various provisions and waivers. Such interest was extinguished pursuant to the provisions of the consent. The remaining $0.6 million of accrued and unpaid interest is included in accrued interest in the accompanying consolidated balance sheet as of December 31, 2003.

     [The Company is currently investigating other recapitalization scenarios that include, among other things, the use of additional private capital fund financing to repurchase at discounts with waivers of all accrued and unpaid interest some portion or all of our senior and unsecured suboridinated notes payable.] The Company believes that, as the result of recent events related to our refinancing and senior notes and, in view of our continuing efforts to investigate other recapitalization scenarios, resulting gains from such activities do not meet the criteria pursuant to APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as extraordinary.

Other Income

     Other income for 2003 was $168,000, compared to other income of $0.8 million for 2002. The components are as follows:

                                                 2003      2002     Change
                                               --------  --------  --------
Gain on sale of property                       $   (138) $      -  $   (138)
Reduction of the lease termination reserve         (117)        -      (117)
Gain on sale of equipment                           (88)     (375)      287
Provision for bad debt                              130         -       130
Write-off of assets                                 117         -       117
Other income, net                                   (72)     (412)      340
                                               --------  --------  --------
Total other income, net                        $   (168) $   (787) $    619
                                               ========  ========  ========

     Other income in 2003 includes gains on sales of idle farmland in Boone County, IL of $138,000 and excess manufacturing equipment of $88,000. We also adjusted the lease termination reserve, resulting in a reduction of $117,000. The lease termination reserve was reduced as the result of the execution of a sublease agreement with another party resulting in a new estimate of future lease termination costs. We also provided for a bad debt from a customer in plastics that declared bankruptcy and wrote-off assets of an inactive
subsidiary deemed to have no value.   In January 2002, we sold equipment that
had no book value. The decrease in the remaining other income is primarily due to higher levels of sales of scrap and miscellaneous parts in 2002 due to cleaning out idled facilities.

Interest Expense

     Interest expense for 2003 was $6.9 million compared to $8.0 million for 2002. For 2002, a total of $2.5 million of interest expense has been allocated to or actually incurred in discontinued operations. On a combined basis interest expense was $10.5 million in 2002. Average debt during 2003 was significantly less than 2002 levels due to pay-downs with proceeds from asset sales in June 2002 and September 2002. Also, in 2002 compared to 2003, the Company was paying a higher default rate on the BOA revolving credit and term loan facilities and we paid $1,675,000 in amendment and overadvance fees to BOA in 2002. These decreases from 2002 were partially offset by more than $800,000 in fees and costs charged to interest expense incurred during our continuing refinancing efforts during 2003 with other lenders.

Income Taxes

     There was no tax provision from continuing operations in 2003 or 2002. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $115.2 million at December 31, 2003, $53.1 million of which expire by the end of 2004. [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2003 [and to continue to do so during 2004 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]

Discontinued Operations

     There was a loss from discontinued operations for 2003 of $0.9 million compared to a loss from discontinued operations of $1.3 million in 2002. The loss from discontinued operations of $0.9 million in 2003 relates to an evaluation of legacy healthcare costs, which increased substantially in the third quarter of 2003. The adjustment in 2003 is to recognize these unanticipated healthcare costs, totaling $0.7 million, which significantly exceeded the accrual for such costs established at year-end 2002. [Such costs should decrease significantly in 2004 as the healthcare coverage benefit period for the former employees of our discontinued bridges and cranes operation provided by law in the Consolidated Omnibus Budget Reconciliation Act of 1985 ended at year-end 2003.] The remaining $0.2 million loss from discontinued operations in 2003 represents legacy legal costs relating to litigation surrounding our discontinued bridges and cranes operations. The loss from discontinued operations in 2002 relates to a $3.1 million gain on disposal of the discontinued materials handling systems operations in September 2002 partially offset by a loss from its discontinued operations of $0.5 million, which includes allocated interest expense of $2.0 million, and a loss on disposal of the discontinued bridges and cranes operations of $3.9 million, which includes allocated interest expense of $0.5 million.


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

     The decrease in Plastics revenues is the continuation of a downward trend which began in 1999 and resulted from several factors, including certain customers relocating manufacturing operations to Mexico and Asia, reduced customer orders for continuing programs, end of product cycles and delays in new program starts, which affected all Plastics facilities. Plastics also lost a top ten customer in the second half of 2001 to competitive bidding on the internet. Management is seeking to expand Plastics' product offerings in the business machines, consumer products and medical products industries to mitigate this trend.

     Gross margins in 2001 were negatively affected by inventory charges of $1.3 million at pressure vessels and springs, $0.9 million at cylinders and $350,000 at Plastics. Excluding these charges, the decreases in gross margins across all segments is related to volume declines resulting in a decrease in production activity and our inability to absorb costs. We have responded to these conditions by completing our plan to restructure, including disposing of assets, combining certain operations and eliminating various administrative and management positions. The benefits of these actions have only been partially realized to date.

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

                               Operating    Deprec-   Amortiz-
                                    Loss     iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2002:
-----
Pressure vessels and springs    $    366   $    737   $      -   $  1,103
Cylinders                           (609)       323          -       (286)
Plastics                             279      1,635          -      1,914
Corporate and other(1)            (3,549)        67          -     (3,482)
                                --------   --------   --------   --------
  Totals                        $ (3,513)  $  2,762   $      -   $   (751)
                                ========   ========   ========   ========
2001:
-----
Pressure vessels and springs    $  5,056   $    918   $    111   $  6,085
Cylinders                         (2,798)       417        199     (2,182)
Plastics                          (3,101)     1,978          -     (1,123)
Corporate and other(1)            (5,429)        71      1,698     (3,660)
Goodwill impairment               (2,946)         -      2,946          -
                                --------   --------   --------   --------
  Totals                        $ (9,218)  $  3,384   $  4,954   $   (880)
                                ========   ========   ========   ========

(1) - Include gain of $375,000 on sale of equipment.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for 2002 were $13.3 million, compared to $15.7 million for 2001. This decrease in SGA is directly related to the decreasing trend in sales, resulting in lower commissions expense, cost cutting measures taken during June 2001 and progress made on the restructuring, both of which included personnel reductions in sales and administration. Management estimates the savings from these reductions to be approximately $2.0 million annually. However, the benefits of these cost cutting measures are being more than offset by the continuation of the negative trend in sales and the resulting effect on the Company's ability to absorb costs. SGA expenses as a percentage of sales increased to 18.7% for 2002 compared to 15.8% in 2001. SGA as a percentage of sales was higher in 2002 compared to 2001, which was due to the faster rate at which volume decreased compared to decreases in relatively fixed administrative costs.

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

     There was a loss from discontinued operations for 2001 of $9.2 million. The Company recorded a fourth quarter 2001 charge for estimated loss on disposal of discontinued operations ($6.4 million) related to estimated phase-out period operating losses, lease termination costs and asset writedowns of the discontinued bridges and cranes business as management expected that the materials handling systems business would be sold at a price exceeding its carrying value.

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

Other Comprehensive Loss

     There was another comprehensive loss in 2002 of $0.9 million compared to $1.1 million in 2001. Both other comprehensive losses relate to additional minimum pension liabilities recorded as the result of the decline in the fair market value of the assets of the Company's two defined benefit pension plans.


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

Recent Events

Refinancing

     On December 3, 2003, the Company announced that it was successful in refinancing its bank loan facilities and restructuring its 13% senior notes. On that date, the Company entered into a new $25.0 million revolving and term loan bank credit facility with Congress Financial Corporation (Congress) that replaced its then existing revolving and term loan facility with Bank of America (BOA). At the same time, the Company also entered into $5.2 million of new loan facilities with two private capital funds through a $4.2 million secured term loan and a $1.0 million increase in a then existing subordinated note payable. Proceeds from these refinancing activities totaled $13.0 million, including $4.6 million under the revolving credit facility, $3.2 million under the term loan facility and $5.2 million of financing from the private capital funds. At the time of the refinancing, the Company's indebtedness to BOA totaled $11.7 million, including $10.8 million of revolving credit debt and a term loan of $0.9 million. Proceeds from the refinancing were used to repay our then existing BOA facilities, fund $0.7 million of consent fees payable to our 13% senior noteholders and pay $0.6 million of transaction related fees and expense to our new lenders. All defaults that existed under the BOA facilities at the time of the refinancing were removed as the result of the full repayment of amounts then outstanding.

Congress Financial Corporation Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a new revolving and term loan bank credit facility with Congress Financial Corporation. This credit facility consists of revolving credit, term loan and letter of credit accommodations up to a maximum credit of $25.0 million. At December 31, 2003, the Company had outstanding borrowings under this facility totaling $12.4 million, including $9.2 million of revolving credit and a term loan of $3.2 million. The $3.2 million term loan amortizes to the revolving credit availability at a rate of $53,000 per month beginning on January 31, 2004 until fully paid. This facility has a three-year initial term and automatically renews for additional one-year increments unless either party gives the other notice of termination at least 90 days prior to the beginning of the next one-year term.

     Interest on loans outstanding under the Congress facility is payable monthly at a variable rate tied to the prime rate publicly announced from time to time by Wachovia Bank, National Association, plus 2.50%. The facility also provides for a default interest rate of the prime rate plus 4.50%.

     The Congress facility is collateralized by a continuing security interest and lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, real property, equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

     The Congress facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. The minimum EBITDA covenant began in 2004 and requires the Company to maintain minimum monthly amounts of EBITDA ranging from $450,000 in January 2004 to $600,000 in December 2004 with $50,000 to $100,000 increments or decrements occurring during the year. There are also minimum monthly EBITDA amounts required during 2005 and 2006. Through February 2004, the Company achieved the minimum monthly EBITDA required for compliance with this covenant. The minimum fixed charge coverage ratio covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter beginning with the quarter ended March 31, 2004, for the year-to-date period starting on January 1, 2004. For quarters ended on and after December 31, 2004, the components of the calculation are on a rolling, twelve-month basis. The ratio is defined as EBITDA divided by fixed charges (defined as interest expense, capital expenditures, regularly scheduled or required principal payments on debt and taxes paid). For the ratio calculation period ended March 31, 2004 and for each year-to-date period during 2004 ended on quarters thereafter, the required minimum fixed charge coverage ratio is 0.65:1, 0.77:1, 0.77:1 and 0.80:1, respectively. There are also minimum fixed charge coverage ratio amounts required during 2005 and 2006. [Management believes, based on forecast data available as of mid-March 2004, that the Company will be in compliance with the minimum fixed charge coverage ratio covenant for the period ended March 31, 2004.]

     In addition, the facilities contain various other affirmative and negative covenants. As of the date of this report, the Company was in compliance with all other covenants. The facilities require Reunion to pay the reasonable expenses incurred by Congress in connection with the facilities. Available borrowings under the revolving credit portion are based upon a percentage of eligible receivables and inventories.

Private Capital Fund Financing

     On August 11, 2003, Reunion borrowed $2.5 million from a private capital fund by executing a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. The note bears interest at 10% per annum, such interest being payable on the last day of every month in arrears commencing on August 31, 2003. The principal amount of $2.5 million was due on August 11, 2005 with voluntary prepayments permitted but was extended to December 5, 2006 as discussed below. The note is secured by a majority of the assets of Reunion, provided that such security interest is subordinate to the security interest of Congress. In addition to its subordinated security interest, the fund received a warrant to purchase 625,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.01 per share. The cash proceeds were used for working capital and other general corporate purposes.

     In connection with the refinancing on December 3, 2003, this same private capital fund amended and restated its senior subordinated secured promissory note to provide an additional $1.0 million of financing to the Company at the same interest rate but changed the maturity date from August 11, 2005 to December 5, 2006. No additional warrants were issued.

     In connection with the refinancing on December 3, 2003, a separate private capital fund provided the Company with a $4.2 million loan evidenced by a senior subordinated secured promissory note payable with net cash proceeds of $4.0 million after fees and expenses. The note bears interest at a rate of the greater of 12%, or the prime rate as published in the Wall Street Journal plus 8%. Interest is payable on the first day of every month commencing on January 1, 2004. The principal amount of $4.2 million is due on December 1, 2006. Prepayments in whole or in part are permitted without penalty commencing in May 2004. The note is secured by mortgage liens and/or deed of trust security interests totaling $4.2 million encumbering all premises owned by the Company. In addition to its security interest, the fund received a warrant to purchase 500,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.50 per share.

13% Senior Notes

     We had a total of $24.855 million of 13% senior notes outstanding. The senior notes required semi-annual interest payments every November 1st and May 1st and sinking fund payments of $12.5 million on May 1, 2002 and $12.355 million on May 1, 2003. Since November 1, 2001, we were unable to make the required semi-annual interest payments or the sinking fund payments due May 1, 2002 and 2003. As a result, an event of default, as defined in the indenture governing the 13% senior notes, had existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture.

     In November 2003, we solicited the consent of our noteholders to certain provisions and waivers of the indenture governing the 13% senior notes in an effort to facilitate the refinancing. The significant provisions of the solicitation requested that the noteholders consent to permanently waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006. In order for the consent to be effective, we needed noteholders comprising at least 90% of the principal amount of outstanding senior notes to consent. As of December 1, 2003, the end of the consent period, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented.

     In exchange for their consent, each consenting noteholder received a consent fee of $27.625, warrants to purchase 76.18 shares of the Company's common stock at $0.01 per share for each $1,000 of principal amount of notes owned and a junior priority lien on the Company's assets. In the refinancing that took place on December 3, we placed in escrow with the trustee of the senior notes, $686,619 for payment of consent fees, of which $642,301 has been or will be disbursed to consenting senior noteholders. Warrants to purchase the Company's common stock totaling 1,771,217 have been reserved for future issuance to consenting noteholders. Effective with having obtained the consents of holders of at least 90% of the principal amount of outstanding senior notes, all previously existing defaults under the indenture for the 13% senior notes have been permanently waived.

Summary of 2003 Activities

     Cash and cash equivalents totaled $0.8 million at both December 31, 2003 and 2002. For 2003, $2.7 million of cash used by operating activities was provided by $0.2 million of investing activities and almost $2.5 million of financing.

Operating Activities

     Cash used by operating activities of $2.7 million in 2003 was the result of interest payments and operating losses, excluding non-cash items of income and expense, exceeding cash provided by a decrease in net working capital.

Investing Activities

     The Company sold idle property and equipment, generating $0.5 million in cash proceeds. Capital expenditures were $0.2 million.

Financing Activities

     The Company made repayments of debt totaling $4.0 million, which included $3.4 million in full repayment of the BOA term loan A, $0.5 million on a note payable to the Shaw Group, former owner of Naptech Pressure Systems acquired by Reunion in January 2001, and other debt repayments totaling $94,000 on capital lease obligations and other debt. Revolving credit facility borrowings decreased $2.6 million during the year and we paid $2.2 million in financing costs and fees. These financing activities were funded by $11.4 million in new debt, including the $3.2 million Congress term loan, a total of $7.7 million of subordinated financing provided by two private capital funds and $0.5 million provided by Mr. Bradley to fund the Shaw Group payment discussed above.

CONTRACTUAL OBLIGATIONS

     The following represents a tabular summarization of the Company's contractual obligations at December 31, 2003 (in thousands):

                                         Less
                                         Than     1 to 3    4 to 5     After
Description                    Total    1 Year     Years     Years    5 Years
--------------------------   --------  --------  --------  --------  --------
Congress term loan           $  3,175  $    636  $  1,272  $  1,267  $      -
Note payable                    4,200               4,200                   -
Note payable                    3,500               3,500                   -
13% senior notes               22,065         -    22,065         -         -
Notes payable                   4,161     4,161         -         -         -
Notes payable - related
  parties                       5,115     5,115         -         -         -
Capital lease obligations
  and SBA loans                    56        47         9         -         -
Noncancellable operating
  lease commitments            11,820     2,129     2,462     1,687     5,542
                             --------  --------  --------  --------  --------
Total contractual
  obligations                $ 54,092  $ 12,088  $ 33,508  $  2,954  $  5,542
                             ========  ========  ========  ========  ========

     The above table shows the contractual aggregate maturities of debt, excluding $9.2 million of revolving credit facility borrowings, and commitments under noncancellable operating leases. As of December 31, 2003, holders of $1.6 million of principal amount of 13% senior notes had not yet consented to the provisions and waivers in the November 2003 solicitation. However, since the Company succeeded in obtaining the consent of holders of more than 90% of the principal amount of senior notes, and since such holders have directed the trustee to refrain from exercising any remedies in respect of past, present or future defaults, the $1.6 million principal amount of senior notes held by non-consenting holders is classified as being due in December 2006. The notes payable totaling $7.7 million and the 13% senior notes shown as contractual obligations in the 1 to 3 years category are due at various times during December 2006. Notes payable and notes payable - related parties, although contractually due either currently or during 2004, may not be paid due to restrictions imposed by the Congress loan and security agreement.


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

     The Company markets its products to a diverse customer base in the United States and in other countries. Credit is extended after a credit review by management, which is based on a customer's ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. Reunion Industries has no concentration of credit risks and generally does not require collateral or other security from its customers.

     Accounts receivable are presented net of a reserve for doubtful accounts of $300,000 at December 31, 2003 and $485,000 at December 31, 2002, which represented 5.3% and 2.6%, respectively, of gross trade receivables (excluding other non-trade receivables).

Inventories and Inventory Reserves

     At December 31, 2003, inventories are stated at the lower of cost or market, at costs that approximate the first-in, first-out method of inventory valuation. During the third quarter of 2003, for those locations of the Company that had been using the last-in, first-out method of inventory valuation, we changed the method of valuing inventory to the first-in, first-out method. The effect on the results of operations for the year ended December 31, 2003 was inconsequential. Approximately 62% of total inventories at December 31, 2002 had been valued using the last-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. Reserves for excess, slow-moving and obsolete inventories are based on reviews of inventory usage reports for items more than one year old. The Company evaluates its inventories on a quarterly basis to identify excess, slow-moving and obsolete inventories and assess reserve adequacy. When this evaluation indicates such inventories exist, the reserve is increased by a charge to operations or such inventories are written off.

Goodwill and Impairment

     The excess of the purchase consideration over the fair value of the net assets of acquired businesses is considered to be goodwill and, until December 31, 2001, was being amortized over 15 years using the straight-line method.

     The Company reviews goodwill when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We also review goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill be tested annually using a two-step process. The first is to identify any potential impairment by comparing the carrying value of reporting units to their fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss.
Reporting unit fair value is estimated using the income approach, which assumes that the value of a reporting unit can be computed as the present value of the assumed future returns of an enterprise discounted at a rate of return that reflects the risk of an investment. A significant increase in the rate at which the assumed future returns are discounted could result in an unexpected impairment charge to goodwill, which could have a negative impact on our operating results.

     At December 31, 2003, the Company had $11.0 million of goodwill on its consolidated balance sheet. Of the $11.0 million of goodwill, $9.5 million relates to the pressure vessels and springs segment and $1.5 million relates to the cylinders segment. We have completed all transitional and annual impairment tests necessary to date and concluded that our goodwill is not impaired.

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

     The Company uses the fair value of plan assets to determine the expected and actual returns on plan assets. The difference between the expected return and actual return is deferred. During the second half of 2001 and the year 2002, the fair value of assets in both of the Company's defined benefit pension plans decreased for various reasons, including a downturn in the overall economy and unusual world events. During 2003, the fair value of assets increased but was mostly offset by an increase in the benefit obligation. The Company has recorded additional minimum pension liabilities in excess of amounts previously accrued totaling $2.0 million, which is classified as accumulated comprehensive loss within stockholders' deficit at both December 31, 2003 and 2002. Although management believes the long-term rates of return used to calculate the expected returns on plan assets are reasonable, a trend of actual returns being less than expected returns has developed such that future pension costs may continue to increase.

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

     [The Company currently expects consolidated pension costs in 2004 will approximate 2003.]

Other Postretirement Benefits

     The Company provides health benefits for certain retired employees at the Company's pressure vessel operations and Plastics and of its Corporate Executive Payroll. These plans are not funded. Other postretirement benefit costs and the benefit obligation are actuarially determined based on discount rates and expected trends in healthcare costs. Recent experience has been less favorable during 2003 than the actuarial assumptions resulting in a deferral of costs. As a result, [the Company currently expects consolidated other postretirement benefit costs for 2004 to increase from 2003.]

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
                                                   Year Ended December 31,
                                                   2003      2002      2001
                                                 --------  --------  --------
Net (loss) income as reported                    $  2,640  $(12,859) $(38,128)
Add:     Stock-based employee compensation
         expense included in reported results           -         -         -
Deduct:  Total stock-based employee compensation
         determined under fair value method for
         stock options, net of tax                      -         -      (246)
                                                 --------  --------  --------
Pro forma income (loss) applicable to
  common stockholders                            $  2,640  $(12,859) $(38,374)
                                                 ========  ========  ========

Basic (loss) earnings per share, as reported     $   0.16  $  (0.82) $  (2.45)
                                                 ========  ========  ========
Basic (loss) earnings per share, pro forma       $   0.16  $  (0.82) $  (2.46)
                                                 ========  ========  ========
Diluted (loss) earnings per share, as reported   $   0.16  $  (0.82) $  (2.45)
                                                 ========  ========  ========
Diluted (loss) earnings per share, pro forma     $   0.16  $  (0.82) $  (2.46)
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

Louisiana Environmental

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. No remediation was performed in 2000, 2001 or 2002 pending the decision. However, the Company has paid $434,000 for its share of consulting services in connection with the hearings. Most recently, the Company's environmental consultants filed with the LDNROC updated amendments to the prior approved plan for sampling and remediation. If approved, the plan will be implemented. At December 31, 2003, after accruing an additional $40,000 in December 2002, the balance accrued for these remediation costs is approximately $831,000. The Company believes that future remediation costs will not exceed the amount accrued and will be funded by net production revenues of the producing wells on the property as part of the settlement agreement discussed below.

     Litigation on this matter had been stayed pending the determination by the LDNROC as to the extent of remediation that would be required. Such stay was lifted and the District Court had established a jury trial for September 22, 2003 to determine the necessity for any further remediation and the extent of damages, if any, suffered by the plaintiff owners of the property.
However, an agreement to settle the litigation between the plaintiff owners of the property and the other involved parties, including the Company, has been reached and finalized. The Company's share of the settlement costs were funded by the other defendants to the litigation. The terms of the agreement are that the Company must reimburse the other defendants to the litigation at least $120,000 per year for ten years, but that such amount can be paid from net production revenues from operation of the producing wells owned by the Company on the property. However, this is a non-recourse agreement such that, should the wells be depleted before all such costs are reimbursed, the Company is not required to fund the unreimbursed balance. During 2003 and 2002, net production revenues totaled $248,000 and $181,000, respectively. Based on past operation results of the producing well, the Company believes that future net production revenues will be sufficient to fund the minimum required under the settlement agreement.

Gambonini Environmental

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

     In March 2003, the Company and the USEPA reached an agreement in principle to settle the USEPA's claim for payment by the Company of $100,000 plus interest at the Superfund rate (which is currently 1.27%), payable in three installments over a two-year period. This amount is accrued as of December 31, 2003 and 2002. This settlement agreement will resolve the USEPA's claims for reimbursement of past environmental response costs under CERCLA, but does not resolve all possible claims the United States may have with respect to the Gambonini mine site which could include, but not be limited to, claims for natural resource damages. The United States has given no indication as to whether or not it will pursue such claims. The Company has agreed to toll the statute of limitations with respect to any natural resource damages claims, if any, from August 30, 2002 to April 1, 2008.

Rostone Environmental

     In February 1996, Reunion was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. Since then, the Company has expended $419,275 of remediation costs. The Company estimates completion of this remediation effort to be $15,000.


FACTORS THAT COULD AFFECT FUTURE RESULTS

Reunion's vendors may restrict credit terms

     We have corrected many vendor-related problems with liquidity generated from the refinancing and from asset sales during 2002. However, another period of tight liquidity could result in key vendors restricting or eliminating the extension of credit terms to us. If this would happen, our ability to obtain raw materials would be strained significantly and our ability to manufacture products would be reduced.

Reunion's bank financing is subject to financial covenants

     We have removed all defaults on our bank financing and senior notes. However, our new bank financing is subject to monthly financial and other covenants. If our operations do not improve during 2004, we may fail to meet one or more financial or other covenants. If this would happen, we would be in default on our bank obligations and, subject to the terms of the loan and security agreement, all of our bank loans would be due and payable. Although it may be possible to negotiate waivers of defaults, no assurances can be given that we would be able to do so.

Reunion is exposed to the risks of litigation and environmental matters

     We have made significant progress in settling major exposures to litigation and environmental claims during 2003. However, we are still exposed to certain undecided litigation and environmental matters. An adverse outcome in one or more of these matters could have a significant negative effect on our financial position and results of operations.

Reunion operates in highly competitive mature, niche markets

     Our products are sold in highly competitive mature, niche markets and we compete with companies of varying size, including divisions and subsidiaries of larger companies that have financial resources that exceed ours. This combination of competitive and financial pressures could cause us to lose market share or erode prices, which could negatively impact our financial position and results of operations.

Reunion's past performance could impact future prospects

     Our past performance has been poor. Because of this, potential or current customers may decide not to do business with us. If this were to happen, our sales may not increase or may decline. If sales do not increase or we experience a further decline in sales, our ability to cover costs would be further reduced, which could negatively impact our financial position and results of operations.

Reunion is a going concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2003, the Company has a deficiency in working capital of $4.0 million net of related party obligations, a loss from continuing operations of $7.4 million before gain on debt extinguishment, and a deficiency in assets of $27.8 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     We successfully refinanced our bank debt, extinguished a significant portion of our obligations under the senior notes and removed all previously existing defaults on our debt. These steps were taken to improve liquidity and defer the principal maturities on a significant portion of our debt. The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although we believe we can accomplish these plans, no assurances exist that we will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. The Company adopted SFAS No. 143 in the first quarter of 2003. In doing so, the Company evaluated its operating leases for property and equipment and environmental review reports for owned property and concluded that the Company has no legal obligations for retirement of tangible long-lived assets. Therefore, no amount has been accrued in the financial statements at and for the period ended December 31, 2003 related to the adoption of SFAS No. 143.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for us for the year ending December 31, 2003.

     In November 2003, we solicited the consent of our noteholders to certain provisions and waivers of the indenture governing the 13% senior notes in an effort to facilitate the refinancing. The significant provisions of the solicitation requested that the noteholders consent to waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006. In order for the consent to be effective, we needed noteholders comprising at least 90% of the principal amount of outstanding senior notes to consent. As of December 1, 2003, the end of the consent period, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented. Accordingly, 12% of the $23,250,700 principal amount of senior notes of noteholders that had consented to the various provisions and waivers, or $2.8 million, was extinguished pursuant to the provisions of the consent.

     As of December 1, 2003, accrued and unpaid interest related to the 13% senior notes totaled $8.8 million, of which $8.2 million related to the $23,250,700 principal amount of senior notes of noteholders that had consented to the various provisions and waivers. Such interest was permanently extinguished pursuant to the provisions of the consent. The remaining $0.6 million of accrued and unpaid interest is included in accrued interest in the accompanying consolidated balance sheet as of December 31, 2003.

     [The Company is currently investigating other recapitalization scenarios that include, among other things, the use of additional private capital fund financing to repurchase at discounts with waivers of all accrued and unpaid interest some portion or all of our senior and unsecured suboridinate notes payable.] The Company believes that, as the result of recent events related to our refinancing and senior notes and, in view of our continuing efforts to investigate other recapitalization scenarios, resulting gains from such activities do not meet the criteria pursuant to APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as extraordinary.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements are effective for our 2003 fiscal year. The Company accounts for compensatory stock options using APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure provisions of SFAS No. 148 in its 2003 first quarter, as required.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and is effective as of July 31, 2003 for variable interest entities created prior to February 1, 2003. Reunion does not have variable interest entities and, therefore, FIN 46 had no effect on our results of operation or financial position.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our results of operation or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have to a material effect on our results of operation or financial position.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, Reunion Industries has market risk exposure to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and Reunion Industries' strategies to manage the exposure is discussed below.

     Reunion Industries manufactures its products in the United States and sells its products in the United States and in foreign countries. The countries to which the Company exports its products vary from year to year. International sales in 2003 and 2002 were in four areas: the Far East; Mexico; Western Europe; and Canada. The majority of international sales in 2003 and 2002 relate to pressure vessel sales to customers in Taiwan and the People's Republic of China. Of Reunion's $68.5 million of consolidated net sales for 2003, $7.5 million were export sales, of which $6.0 million related to pressure vessel sales and $1.2 million related to Plastics. The remainder related to cylinder sales in Canada. Of the $6.0 million of foreign pressure vessel sales, approximately $4.9 million was in the Far East (principally China and Taiwan) and $0.6 million was in Western Europe. The remainder was in Canada. Plastics export sales included $0.5 million in Mexico with the remainder in Europe and Canada. Of Reunion's $70.8 million of consolidated net sales for 2002, $9.6 million were export sales, of which $7.7 million related to pressure vessel sales and $1.6 million related to Plastics. The remainder related to cylinder sales, primarily, in Canada. Of the $7.7 million of foreign pressure vessel sales, approximately $6.7 million was in the Far East (principally China and Taiwan) and $0.7 million was in Western Europe. The remainder were in the Middle East and Canada. Plastics export sales included $0.8 million in Mexico with the remainder in Europe and Canada.

     Export sales to foreign countries are denominated in U.S. dollars, the Company's reporting currency. Accordingly, transaction loss exposures due to fluctuations in the currencies of the countries to which the Company's domestic locations export are minimal.

     The major raw materials used by Metals include welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions. The major raw material used by Plastics is thermoplastic polymers. These materials are available from a number of suppliers. [Prices for these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials will not increase in the future.] [Reunion Industries' contracts with its Plastics customers generally provide that such price increases can be passed through to its customers.] A 1.00% change in raw material prices would affect results of operations by approximately $400,000.

      Reunion Industries' operating results are subject to risk from interest rate fluctuations on debt that carries variable interest rates. The variable rate debt was approximately $17.6 million at December 31, 2003, which is representative of balances outstanding during the year. A 1.00% change in interest rates would affect results of operations by approximately $180,000.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reunion's consolidated financial statements are set forth beginning at Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

        As required by Rule 13a-15(b), Reunion's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Reunion's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Reunion's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Reunion's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Reunion's internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Reunion's internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Proposal, Election of Directors" and "Management Information; Executive Officers" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2004 annual meeting of stockholders.


ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Management Information" and "Proposal; Election of Directors; Director Compensation" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2004 annual meeting of stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

     The information under the caption "Ownership Information" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2004 annual meeting of stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Ownership Information; Certain Relationships and Related Transactions" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2004 annual meeting of stockholders.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information under the caption "Fees Paid to Mahoney Cohen & Company, CPA, P.C. and Ernst & Young LLP" is incorporated herein by reference from the Company's Definitive Proxy Statement relating to its 2004 annual meeting of stockholders.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

The following consolidated financial statements and financial statement schedules of Reunion Industries, Inc. and its subsidiaries are included in
Part II, Item 8:

1.   Financial Statements (Pages F-1 through F-50)

     Report of Management
     Report of Independent Registered Public Accounting Firm - Mahoney
       Cohen & Company, CPA, P.C.
     Report of Independent Auditors - Ernst & Young LLP
     Consolidated Balance Sheets - December 31, 2003 and 2002
     Consolidated Statements of Income (Loss) and Comprehensive
       Income (Loss) - Years Ended December 31, 2003, 2002 and 2001 Consolidated Statements of Cash Flows - Years Ended December 31, 2003,
       2002 and 2001
     Notes to Consolidated Financial Statements

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

     (b)   Current Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated and filed on October 29, 2003 under Items 4 and 7 to announce a change in certifying accountants and to file the predecessor auditor's letter to the United States Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K as an exhibit.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004                REUNION INDUSTRIES, INC.
      --------------
                                     By: /s/ Charles E. Bradley, Sr.
                                        ----------------------------
                                             Charles E. Bradley, Sr.
                                     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on this 30th day of March, 2004.

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

/s/ David E. Jackson                  Director
---------------------------
    David E. Jackson

/s/ John G. Poole                     Director
---------------------------
    John G. Poole

                         REUNION INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              Page
------------------------------------------                              ----

Report of Management....................................................F-2
Report of Independent Registered Public Accounting Firm - Mahoney
  Cohen & Company, CPA, P.C.............................................F-3
Report of Independent Auditors - Ernst & Young LLP......................F-4
Consolidated Balance Sheet..............................................F-5
Consolidated Statement of Income (Loss) and
  Comprehensive Income (Loss)...........................................F-6
Consolidated Statement of Cash Flows....................................F-8
Notes to Consolidated Financial Statements..............................F-9

                             Report of Management

     Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate under the circumstances and, accordingly, include some amounts based on management's best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

      Management is responsible for maintaining a system of internal business controls and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business ethics applicable to all employees of Reunion and its subsidiaries. Management believes that Reunion's internal controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and maintaining accountability for assets.

      The Audit Committee of the Board of Directors, composed solely of Directors who are not employees or officers of Reunion, meets on a regular periodic basis with the independent auditors and management to discuss internal business controls, auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Audit Committee.

      The independent auditors, Mahoney Cohen & Company, CPA, P.C., are engaged to audit the consolidated financial statements of Reunion and to conduct such tests and related procedures as they deem necessary in accordance with auditing standards generally accepted in the United States. The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is contained in this Annual Report on Form 10-K.

/s/ Charles E. Bradley, Sr.              /s/ John M. Froehlich
----------------------------------       ----------------------------------
Charles E. Bradley, Sr.                  John M. Froehlich
Chairman and Chief Executive Officer     Executive Vice President and
                                         Chief Financial Officer

           Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
Reunion Industries, Inc.

We have audited the accompanying consolidated balance sheet of Reunion Industries, Inc. as of December 31, 2003, and the related consolidated statements of operations and comprehensive income and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reunion Industries, Inc. at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Reunion Industries, Inc. will continue as a going concern. As more fully described in
Note 1, at December 31, 2003, the Company has a deficiency in working capital of $4.0 million net of related party obligations, a loss from continuing operations of $7.4 million before gain on debt extinguishment, and a deficiency in assets of $27.8 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                      /s/ Mahoney Cohen & Company, CPA, P.C.


New York, New York
March 19, 2004

                        Report of Independent Auditors

Board of Directors and Stockholders
Reunion Industries, Inc.

We have audited the accompanying consolidated balance sheet of Reunion Industries, Inc. as of December 31, 2002, and the related consolidated statements of income (loss) and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2002 and 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reunion Industries, Inc. at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

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

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002.


                            /s/ Ernst & Young LLP


Pittsburgh, Pennsylvania
March 14, 2003

                            REUNION INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                           At December 31,     At December 31,
                                                     2003                2002
                                           --------------      --------------
     ASSETS:
Cash and cash equivalents                        $    755            $    807
Receivables, net                                   10,031              12,269
Advances to employees                                  56                 113
Inventories, net                                    8,207               7,895
Other current assets                                1,427               1,913
                                                 --------            --------
     Total current assets                          20,476              22,997

Property, plant and equipment, net                 14,197              16,716
Due from related parties                            1,405               1,496
Goodwill, net                                      11,007              11,007
Other assets, net                                   4,438               3,102
                                                 --------            --------
Total assets                                     $ 51,523            $ 55,318
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Debt in default                                  $      -            $ 40,049
Current maturities of debt                            683                  89
Trade payables                                      9,463              10,961
Accrued salaries and benefits                       1,985               2,247
Accrued interest                                    2,119               6,748
Accrued environmental reserves                        832               1,168
Reserve for restructuring                             474                 861
Due to related party                                3,276               2,422
Other current liabilities                           4,682               6,975
Notes payable                                       4,161               4,661
Notes payable - related parties                     5,115               4,615
                                                 --------            --------
     Total current liabilities                     32,790              80,796

Long-term debt                                     41,129                  61
Other liabilities                                   5,359               5,301
                                                 --------            --------
     Total liabilities                             79,278              86,158
                                                 --------            --------
Commitments and contingent liabilities                  -                   -
     Stockholders' deficit:
Common stock ($.01 par value, 20,000,000 shares
  authorized, 16,278,519 shares issued
  and outstanding)                                    163                 163
Capital in excess of par value                     25,609              25,195
Accumulated other comprehensive loss               (1,979)             (2,010)
Accumulated deficit                               (51,548)            (54,188)
                                                 --------            --------
Stockholders' deficit                             (27,755)            (30,840)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 51,523            $ 55,318
                                                 ========            ========

         See accompanying notes to consolidated financial statements.

                           REUNION INDUSTRIES, INC.
   CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                 (in thousands, except per share information)

                                                  Year Ended December 31,
                                                  2003       2002       2001
                                              --------   --------   --------
     Sales:
Metals                                        $ 41,422   $ 38,222   $ 60,963
Plastics                                        27,087     32,577     38,532
                                              --------   --------   --------
  Total sales                                   68,509     70,799     99,495
                                              --------   --------   --------
     Cost of Sales:
Metals                                          34,049     33,266     50,300
Plastics                                        24,129     28,577     34,157
                                              --------   --------   --------
  Total cost of sales                           58,178     61,843     84,457
                                              --------   --------   --------
  Gross profit                                  10,331      8,956     15,038
Selling, general & administrative               10,969     13,256     15,718
Gain on debt extinguishment                    (10,991)         -          -
Provision for restructuring                          -          -      6,811
Other (income) expense, net                       (168)      (787)     1,727
                                              --------   --------   --------
  Operating profit (loss)                       10,521     (3,513)    (9,218)
Interest expense, net                            6,939      8,020      7,057
                                              --------   --------   --------
Income (loss) from continuing operations
  before income taxes                            3,582    (11,533)   (16,275)
Provision for income taxes                           -          -     12,678
                                              --------   --------   --------
Income (loss) from continuing operations         3,582    (11,533)   (28,953)
                                              --------   --------   --------
  Discontinued operations, net of tax:
Loss on disposal of discontinued bridges
  and cranes operations, less applicable
  income taxes of $-0- and $-0-, respectively     (942)    (3,913)         -
Estimated loss on disposal of discontinued
  bridges and cranes operations including
  provision of $1,633 for operating losses
  during phase-out period, less applicable
  income taxes of $-0-                               -          -     (6,399)
Loss from discontinued bridges and cranes
  operations, less applicable income
  taxes of $-0-                                      -          -     (5,294)
Income (loss) from discontinued materials
  handling operations, less applicable
  income taxes of $-0- and $-0-, respectively        -       (537)     2,973
Gain on disposal of discontinued materials
  handling systems operations, less
  applicable income taxes of $-0-                    -      3,124          -
Loss from discontinued agricultural
  operations, less applicable income
  taxes of $-0-                                      -          -       (135)
Provision for estimated expenses of
  Discontinued Klemp (domestic), less
  applicable income taxes of $-0-                    -          -       (320)
                                              --------   --------   --------
Loss from discontinued operations                 (942)    (1,326)    (9,175)
                                              --------   --------   --------

                           REUNION INDUSTRIES, INC.
   CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
           (continued)(in thousands, except per share information)

                                                   Year Ended December 31,
                                                  2003       2002       2001
                                              --------   --------   --------
Net income (loss)                                2,640    (12,859)   (38,128)

  Other comprehensive income (loss),
    net of $-0- tax:
Reduction in (additional) pension
  liability in excess of unrecognized
  prior service cost                                31       (874)    (1,136)
                                              --------   --------   --------
Comprehensive income (loss)                   $  2,671   $(13,733)  $(39,264)
                                              ========   ========   ========
Earnings (loss) applicable to common
  stockholders                                $  2,640   $(12,859)  $(38,128)
                                              ========   ========   ========
Earnings (loss) per common share
  - basic and diluted:
Continuing operations                         $   0.22   $  (0.74)  $  (1.86)
Discontinued operations                          (0.06)     (0.08)     (0.59)
                                              --------   --------   --------
Income (loss) per common share
  - basic and diluted                         $   0.16   $  (0.82)  $  (2.45)
                                              ========   ========   ========
Weighted average shares outstanding - basic     16,279     15,591     15,587
                                              ========   ========   ========
Weighted average shares outstanding - diluted   16,654     15,591     15,612
                                              ========   ========   ========

         See accompanying notes to consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                  Year Ended December 31,
                                                  2003       2002       2001
                                              --------   --------   --------
  Cash flow from operating activities:
Net income (loss)                             $  2,640   $(12,859)  $(38,128)
Adjustments to reconcile net (loss) income to
  net cash from operating activities:
  Depreciation                                   2,582      2,762      4,865
  Amortization of intangibles                        -          -      2,354
  Amortization of deferred financing fees           71        754      1,011
  Amortization of estimated warrant value           16          -          -
  Gain on extinguishment of debt               (10,991)         -          -
  Gain on sale of property and equipment          (226)      (375)      (375)
  Provision for bad debt                           130          -          -
  Write-off of impaired assets                     117          -          -
  Deferred tax provision (benefit)                   -          -     12,678
  Provision for restructuring                        -          -      6,811
  Provision for estimated loss on disposal of
    discontinued bridges and cranes operations       -          -      6,399
  Provision for inventories                          -          -      2,485
  Provision (credit) for estimated expenses of
    Discontinued Klemp (domestic)                    -          -        320
  Payments of expenses of discontinued
    operations                                       -          -       (445)
  Changes in assets and liabilities:
    Decrease in receivables                      2,165      6,431      2,357
    Decrease (increase) in inventories            (312)     1,366      6,443
    (Increase) decrease in other current assets    486       (662)       656
    Increase (decrease) in trade payables
      and other current liabilities               (150)     3,585     (2,784)
    Net change in other assets and liabilities     807     (1,981)       403
                                              --------   --------   --------
Cash (used) provided by operating activities    (2,665)      (979)     5,050
                                              --------   --------   --------
  Cash flow from investing activities:
Proceeds from sale of discontinued materials
  handling systems operations                        -     25,000          -
Proceeds from sale of assets of discontinued
  bridges and cranes operations                      -      3,058          -
Proceeds from sale of property                     455        375        375
Acquisition of NPSAC common stock                               -        (10)
Capital expenditures                              (282)      (502)    (2,897)
                                              --------   --------   --------
Cash provided (used) by investing activities       173     27,931     (2,532)
                                              --------   --------   --------
  Cash flow from financing activities:
Proceeds from issuance of debt                  11,375          -        534
Repayments of debt                              (4,001)   (13,740)    (5,312)
Repayments of debt of discontinued operations        -          -       (680)
Revolving credit facilities borrowings          67,105    116,157    170,795
Revolving credit facilities repayments         (69,678)  (126,845)  (167,687)
Payments of deferred financing costs            (2,161)         -       (162)
Net decrease in outstanding checks                (200)    (2,909)    (1,351)
                                              --------   --------   --------
Cash provided (used) by financing activities     2,440    (27,337)    (3,863)
                                              --------   --------   --------

                           REUNION INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (continued)(in thousands)

                                                  Year Ended December 31,
                                                  2003       2002       2001
                                              --------   --------   --------
Net decrease in cash and cash equivalents          (52)      (385)    (1,345)
Less:Change in cash of discontinued operations       -        506        217
Cash and cash equivalents, beginning of year       807        686      1,814
                                              --------   --------   --------
Cash and cash equivalents, end of year        $    755   $    807   $    686
                                              ========   ========   ========
  Supplemental cash flow information:
Interest paid                                 $  2,304   $  4,619   $  6,208
                                              ========   ========   ========
Income taxes paid (refunded)                  $      5   $   (326)  $   (119)
                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                                   - F-8A -

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

Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2003, the Company has a deficiency in working capital of $4.0 million net of related party obligations, a loss from continuing operations of $7.4 million before gain on debt extinguishment, and a deficiency in assets of $27.8 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     We successfully refinanced our bank debt, extinguished a significant portion of our obligations under the senior notes and removed all previously existing defaults on our debt. These steps were taken to improve liquidity and defer the principal maturities on a significant portion of our debt. The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although we believe we can accomplish these plans, no assurances exist that we will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable are net of $485,000 and $300,000 in allowance for doubtful accounts at December 31, 2003 and 2002, respectively. Credit is extended after a credit review by management that is based on a customer's ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. The Company has no concentration of credit risks and generally does not require collateral or other security from its customers.

Inventories and Reserves for Obsolescence

     At December 31, 2003, inventories are stated at the lower of cost or market, at costs that approximate the first-in, first-out method of inventory valuation. During the third quarter of 2003, for those locations of the Company that had been using the last-in, first-out method of inventory valuation, we changed the method of valuing inventory to the first-in, first-out method. Approximately 62% of total inventories at December 31, 2002 had been valued using the last-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. Reserves for excess, slow-moving and obsolete inventories are based on reviews of inventory usage reports for items more than one year old.

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

Goodwill

     The Company has recorded goodwill totaling $11.0 million at December 31, 2003, of which $9.5 million relates to our pressure vessel and springs segment and $1.5 million relates to our cylinders segment. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and we ceased amortizing goodwill. We completed internal impairment tests of goodwill as of January 1, 2002 and engaged an independent valuation consultant to confirm our conclusions. We completed additional impairment tests of goodwill as of January 1, 2003 and 2004. We concluded that our goodwill is not impaired. Had we stopped amortizing goodwill at the beginning of 2001, the effect would have been decreases in our net loss and loss per share of $1,903,000 and $0.13, respectively.

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

     Potential common shares relating to warrants and options to purchase common stock aggregating 374,988 is included in the weighted average number of shares for the year ended December 31, 2003. There were no potential common shares in 2002. Potential common shares relating to options to purchase common stock aggregating 25,809 is included in the weighted average number of shares for the years ended December 31, 2001.

Recent Accounting Pronouncements

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

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and is effective as of July 31, 2003 for variable interest entities created prior to February 1, 2003. Reunion does not have variable interest entities and, therefore, FIN 46 had no effect on our results of operation or financial position.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our results of operation or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have to a material effect on our results of operation or financial position.

Reclassifications

     Certain reclassifications of prior year amounts may have been made to conform to 2003 classifications.


NOTE 2:   RECENT EVENTS AND RESTRUCTURING

RECENT EVENTS

Refinancing

     On December 3, 2003, the Company announced that it was successful in refinancing its bank loan facilities and restructuring its 13% senior notes. On that date, the Company entered into a new $25.0 million revolving and term loan bank credit facility with Congress Financial Corporation (Congress) that replaced its then existing revolving and term loan facility with Bank of America (BOA). At the same time, the Company also entered into $5.2 million of new loan facilities with two private capital funds through a $4.2 million secured term loan and a $1.0 million increase in a then existing subordinated note payable. Proceeds from these refinancing activities totaled $13.0 million, including $4.6 million under the revolving credit facility, $3.2 million under the term loan facility and $5.2 million of financing from the private capital funds. At the time of the refinancing, the Company's indebtedness to BOA totaled $11.7 million, including $10.8 million of revolving credit debt and a term loan of $0.9 million. Proceeds from the refinancing were used to repay our then existing BOA facilities, fund $0.7 million of consent fees payable to our 13% senior noteholders and pay $0.6 million of transaction related fees and expense to our new lenders. All defaults that existed under the BOA facilities at the time of the refinancing were removed as the result of the full repayment of amounts then outstanding.

Congress Financial Corporation Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a new revolving and term loan bank credit facility with Congress Financial Corporation. This credit facility consists of revolving credit, term loan and letter of credit accommodations up to a maximum credit of $25.0 million. At December 31, 2003, the Company had outstanding borrowings under this facility totaling $12.4 million, including $9.2 million of revolving credit and a term loan of $3.2 million. The $3.2 million term loan amortizes to the revolving credit availability at a rate of $53,000 per month beginning on January 31, 2004 until fully paid. This facility has a three-year initial term and automatically renews for additional one-year increments unless either party gives the other notice of termination at least 90 days prior to the beginning of the next one-year term.

     Interest on loans outstanding under the Congress facility is payable monthly at a variable rate tied to the prime rate publicly announced from time to time by Wachovia Bank, National Association, plus 2.50%. The facility also provides for a default interest rate of the prime rate plus 4.50%.

     The Congress facility is collateralized by a continuing security interest and lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, real property, equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

     The Congress facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. The minimum EBITDA covenant began in 2004 and requires the Company to maintain minimum monthly amounts of EBITDA ranging from $450,000 in January 2004 to $600,000 in December 2004 with $50,000 to $100,000 increments or decrements occurring during the year. There are also minimum monthly EBITDA amounts required during 2005 and 2006. Through February 2004, the Company achieved the minimum monthly EBITDA required for compliance with this covenant. The minimum fixed charge coverage ratio covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter beginning with the quarter ended March 31, 2004, for the year-to-date period starting on January 1, 2004. For quarters ended on and after December 31, 2004, the components of the calculation are on a rolling, twelve-month basis. The ratio is defined as EBITDA divided by fixed charges (defined as interest expense, capital expenditures, regularly scheduled or required principal payments on debt and taxes paid). For the ratio calculation period ended March 31, 2004 and for each year-to-date period during 2004 ended on quarters thereafter, the required minimum fixed charge coverage ratio is 0.65:1, 0.77:1, 0.77:1 and 0.80:1, respectively. There are also minimum fixed charge coverage ratio amounts required during 2005 and 2006.

Private Capital Fund Financing

     On August 11, 2003, Reunion borrowed $2.5 million from a private capital fund by executing a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. The note bears interest at 10% per annum, such interest being payable on the last day of every month in arrears commencing on August 31, 2003. The principal amount of $2.5 million was due on August 11, 2005 with voluntary prepayments permitted but was extended to December 5, 2006 as discussed below. The note is secured by a majority of the assets of Reunion, provided that such security interest is subordinate to the security interest of Congress. The cash proceeds were used for working capital and other general corporate purposes. In addition to its subordinated security interest, the fund received a warrant to purchase 625,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.01 per share. The value of the warrants was estimated to be $90,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and is being amortized to interest expense using the effective interest method of amortization.

     In connection with the refinancing on December 3, 2003, this same private capital fund amended and restated its senior subordinated secured promissory note to provide an additional $1.0 million of financing to the Company at the same interest rate but changed the maturity date from August 11, 2005 to December 5, 2006. No additional warrants were issued.

     In connection with the refinancing on December 3, 2003, a separate private capital fund provided the Company with a $4.2 million loan evidenced by a senior subordinated secured promissory note payable with net cash proceeds of $4.0 million after fees and expenses. The note bears interest at a rate of the greater of 12%, or the prime rate as published in the Wall Street Journal plus 8%. Interest is payable on the first day of every month commencing on January 1, 2004. The principal amount of $4.2 million is due on December 1, 2006. Prepayments in whole or in part are permitted without penalty commencing in May 2004. The note is secured by mortgage liens and/or deed of trust security interests totaling $4.2 million encumbering all premises owned by the Company. In addition to its security interest, the fund received a warrant to purchase 500,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.50 per share. The warrants were estimated to have no value at the time of their issuance using the Black-Scholes pricing model.

13% Senior Notes

     We had a total of $24.855 million of 13% senior notes outstanding. The senior notes required semi-annual interest payments every November 1st and May 1st and sinking fund payments of $12.5 million on May 1, 2002 and $12.355 million on May 1, 2003. Since November 1, 2001, we were unable to make the required semi-annual interest payments or the sinking fund payments due May 1, 2002 and 2003. As a result, an event of default, as defined in the indenture governing the 13% senior notes, had existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture.

     In November 2003, we solicited the consent of our noteholders to certain provisions and waivers of the indenture governing the 13% senior notes in an effort to facilitate the refinancing. The significant provisions of the solicitation requested that the noteholders consent to permanently waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006. In order for the consent to be effective, we needed noteholders comprising at least 90% of the principal amount of outstanding senior notes to consent. As of December 1, 2003, the end of the consent period, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented.

     In exchange for their consent, each consenting noteholder received a consent fee of $27.625, warrants to purchase 76.18 shares of the Company's common stock at $0.01 per share for each $1,000 of principal amount of notes owned and a junior priority lien on the Company's assets. In the refinancing that took place on December 3, we placed in escrow with the trustee of the senior notes, $686,619 for payment of consent fees, of which $642,301 has been or will be disbursed to consenting senior noteholders. Warrants to purchase the Company's common stock totaling 1,771,217 have been reserved for future issuance to consenting noteholders. The value of the warrants was estimated to be $324,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and is being amortized to interest expense using the effective interest method of amortization. Effective with having obtained the consents of holders of at least 90% of the principal amount of outstanding senior notes, all previously existing defaults under the indenture for the 13% senior notes have been permanently waived.

RESTRUCTURING

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
                                                    ========         ========

     We completed the plan by the end of 2002 except for the consolidation or our cylinder operations into one facility, which does not affect the restructuring charges recorded. The cash components of the charge were comprised of reserves for lease termination costs and employee separations.
We did not accrue for any additional employee separations related to the restructuring, although such separations totaled approximately 200 employees as of December 31, 2002. The termination costs were recorded upon notification to the employees, which occurred in the same period as the terminations. The following represents a summary of 2003 and 2002 activity of our 2001 restructuring charge (in thousands):
                                        At       Cash    Reserve      At
2003 Reserve Activity                12/31/02  Activity  Adjmt.    12/31/03
-----------------------------------  --------  --------  --------  --------
Lease termination costs              $    861  $   (270) $   (117) $    474
                                     ========  ========  ========  ========

                                        At       Cash    Reserve      At
2002 Reserve Activity                12/31/01  Activity  Adjmt.    12/31/02
-----------------------------------  --------  --------  --------  --------
Lease termination costs              $  1,172  $   (311) $      -  $    861
Employee separations                       20       (20)        -         -
                                     --------  --------  --------  --------
                                     $  1,192  $   (331) $      -  $    861
                                     ========  ========  ========  ========

     The lease termination reserve was reduced in 2003 as the result of the execution of a sublease agreement with another party for our Clearfield, Utah facility resulting in a new estimate of future lease termination costs. Of the remaining lease termination costs, $283,000 relates to unused manufacturing facilities in Milwaukee, Wisconsin and the remainder in Clearfield, Utah.


NOTE 3:   INVENTORIES

Inventories are comprised of the following (in thousands):

                                                        At December 31,
                                                   2003                2002
                                                 --------            --------
Raw material                                     $  3,206            $  2,820
Work-in-process                                     2,077               2,301
Finished goods                                      2,924               2,801
                                                 --------            --------
  Gross inventories                                 8,207               7,922
Less:   LIFO adjustment                                 -                 (27)
                                                 --------            --------
  Inventories                                    $  8,207            $  7,895
                                                 ========            ========

     In the third quarter of 2003, for those locations of the company that had been using the last-in, first-out method of inventory valuation, we changed the method of valuing inventory to the first-in, first-out method. The effect on operations for the year ended December 31, 2003 was inconsequential.


NOTE 4:   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following (in thousands):

                                                        At December 31,
                                                   2003                2002
                                                 --------            --------
Land                                             $  1,402            $  1,569
Buildings and improvements                          9,080               9,033
Machinery and equipment                            19,681              19,725
Computer systems                                    2,672               2,627
Furniture and fixtures                                674                 678
Construction-in-progress                              321                 190
                                                 --------            --------
  Property, plant and equipment                    33,830              33,822
Less:   Accumulated depreciation                  (19,633)            (17,106)
                                                 --------            --------
  Property, plant and equipment, net             $ 14,197            $ 16,716
                                                 ========            ========


NOTE 5:   OTHER ASSETS

Other assets are comprised of the following (in thousands):

                                                        At December 31,
                                                   2003                2002
                                                 --------            --------
Deferred financing costs (net of accumulated
  amortization of $0 and $3,308)                 $  2,161            $     71
Noncurrent deferred tax assets                          -                 558
Other                                               2,277               2,473
                                                 --------            --------
  Total other assets                             $  4,438            $  3,102
                                                 ========            ========

     The Company refinanced its bank debt in 2003 and solicited the consent of its senior noteholders to certain provisions and waivers of defaults under the indenture governing the 13% senior notes. The Company paid or accrued $2.2 million of financing related costs, which have been deferred and are being amortized over a three-year period using the effective interest method of amortization.

     The remainder of other assets is composed primarily of the cash surrender value of life insurance policies of approximately $2.3 million on key employees of the Company. Portions of cash surrender values of these policies totaling $1.75 million secure borrowings under the Congress revolving credit loan.


NOTE 6:   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

                                                        At December 31,
                                                   2003                2002
                                                 --------            --------
Accrued liabilities of discontinued operations   $  1,328            $  2,500
Accrued health self-insurance liability               754               1,170
Current deferred tax liabilities                        -                 558
Other                                               2,600               2,747
                                                 --------            --------
  Total other current liabilities                $  4,682            $  6,975
                                                 ========            ========

     Accrued liabilities of discontinued operations primarily represents the remaining estimated liabilities of our discontinued bridges and cranes and material handling systems operations and includes $0.6 million of trade payables, $0.3 million of future lease commitments and $0.3 million of employee-related legacy costs such as deferred and workers compensation costs. This accrual also includes an estimated post-closing working capital adjustment related to the sale of the material handling systems operations of $135,000 and $265,000 at December 31, 2003 and 2002, respectively. The decrease from December 31, 2002 represents payments of such liabilities.


NOTE 7:   LONG-TERM DEBT AND DEBT IN DEFAULT

Long-term debt consists of the following (in thousands):

                                                        At December 31,
                                                   2003                2002
                                                 --------            --------
Congress revolving credit facility               $  9,214            $      -
Congress term loan facility                         3,175                   -
Note payable due December 1, 2006                   4,200                   -
Note payable due December 5, 2006 (net of
  warrant value of $83)                             3,417                   -
13% senior notes (net of warrant value of $315)    21,750                   -
Notes payable                                       4,161               4,661
Notes payable - related parties                     5,115               4,615
Capital leases and other                               56                 150
                                                 --------            --------
  Total long-term debt                             51,088               9,426
Classified as current                              (9,959)             (9,365)
                                                 --------            --------
  Long-term debt                                 $ 41,129            $     61
                                                 ========            ========

Debt in default consisted of the following (in thousands):

                                                         At December 31, 2002
                                                         --------------------
BOA revolving credit facility                                        $ 11,787
BOA term loan A due March 16, 2007                                      3,407
13% senior notes                                                       24,855
                                                                     --------
  Total debt in default                                              $ 40,049
                                                                     ========

Refinancing

     On December 3, 2003, the Company announced that it was successful in refinancing its bank loan facilities and restructuring its 13% senior notes. On that date, the Company entered into a new $25.0 million revolving and term loan bank credit facility with Congress Financial Corporation (Congress) that replaced its then existing revolving and term loan facility with Bank of America (BOA). At the same time, the Company also entered into $5.2 million of new loan facilities with two private capital funds through a $4.2 million secured term loan and a $1.0 million increase in a then existing subordinated note payable. Proceeds from these refinancing activities totaled $13.0 million, including $4.6 million under the revolving credit facility, $3.2 million under the term loan facility and $5.2 million of financing from the private capital funds. At the time of the refinancing, the Company's indebtedness to BOA totaled $11.7 million, including $10.8 million of revolving credit debt and a term loan of $0.9 million. Proceeds from the refinancing were used to repay our then existing BOA facilities, fund $0.7 million of consent fees payable to our 13% senior noteholders and pay $0.6 million of transaction related fees and expense to our new lenders. All defaults that existed under the BOA facilities at the time of the refinancing were removed as the result of the full repayment of amounts then outstanding.

Congress Financial Corporation Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a new revolving and term loan bank credit facility with Congress Financial Corporation. This credit facility consists of revolving credit, term loan and letter of credit accommodations up to a maximum credit of $25.0 million. At December 31, 2003, the Company had outstanding borrowings under this facility totaling $12.4 million, including $9.2 million of revolving credit and a term loan of $3.2 million. The $3.2 million term loan amortizes to the revolving credit availability at a rate of $53,000 per month beginning on January 31, 2004 until fully paid. This facility has a three-year initial term and automatically renews for additional one-year increments unless either party gives the other notice of termination at least 90 days prior to the beginning of the next one-year term.

     Interest on loans outstanding under the Congress facility is payable monthly at a variable rate tied to the prime rate publicly announced from time to time by Wachovia Bank, National Association, plus 2.50%. The facility also provides for a default interest rate of the prime rate plus 4.50%.

     The Congress facility is collateralized by a continuing security interest and lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, real property, equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

     The Congress facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. The minimum EBITDA covenant began in 2004 and requires the

Company to maintain minimum monthly amounts of EBITDA ranging from $450,000 in January 2004 to $600,000 in December 2004 with $50,000 to $100,000 increments or decrements occurring during the year. There are also minimum monthly EBITDA amounts required during 2005 and 2006. Through February 2004, the Company achieved the minimum monthly EBITDA required for compliance with this covenant. The minimum fixed charge coverage ratio covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter beginning with the quarter ended March 31, 2004, for the year-to-date period starting on January 1, 2004. For quarters ended on and after December 31, 2004, the components of the calculation are on a rolling, twelve-month basis. The ratio is defined as EBITDA divided by fixed charges (defined as interest expense, capital expenditures, regularly scheduled or required principal payments on debt and taxes paid). For the ratio calculation period ended March 31, 2004 and for each year-to-date period during 2004 ended on quarters thereafter, the required minimum fixed charge coverage ratio is 0.65:1, 0.77:1, 0.77:1 and 0.80:1, respectively. There are also minimum fixed charge coverage ratio amounts required during 2005 and 2006.

Private Capital Fund Financing

     On August 11, 2003, Reunion borrowed $2.5 million from a private capital fund by executing a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. The note bears interest at 10% per annum, such interest being payable on the last day of every month in arrears commencing on August 31, 2003. The principal amount of $2.5 million was due on August 11, 2005 with voluntary prepayments permitted but was extended to December 5, 2006 as discussed below. The note is secured by a majority of the assets of Reunion, provided that such security interest is subordinate to the security interest of Congress. In addition to its subordinated security interest, the fund received a warrant to purchase 625,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.01 per share. The value of the warrants was estimated to be $90,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and is being amortized to interest expense using the effective interest method of amortization. The cash proceeds were used for working capital and other general corporate purposes.

     In connection with the refinancing on December 3, 2003, this same private capital fund amended and restated its senior subordinated secured promissory note to provide an additional $1.0 million of financing to the Company at the same interest rate but changed the maturity date from August 11, 2005 to December 5, 2006. No additional warrants were issued.

     In connection with the refinancing on December 3, 2003, a separate private capital fund provided the Company with a $4.2 million loan evidenced by a senior subordinated secured promissory note payable with net cash proceeds of $4.0 million after fees and expenses. The note bears interest at a rate of the greater of 12%, or the prime rate as published in the Wall Street Journal plus 8%. Interest is payable on the first day of every month commencing on January 1, 2004. The principal amount of $4.2 million is due on December 1, 2006. Prepayments in whole or in part are permitted without penalty commencing in May 2004. The note is secured by mortgage liens and/or deed of trust security interests totaling $4.2 million encumbering all premises owned by the Company. In addition to its security interest, the fund received a warrant to purchase 500,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.50 per share. The warrants were estimated to have no value at the time of their issuance using the Black-Scholes pricing model.

13% Senior Notes

     We had a total of $24.855 million of 13% senior notes outstanding. The senior notes required semi-annual interest payments every November 1st and May 1st and sinking fund payments of $12.5 million on May 1, 2002 and $12.355 million on May 1, 2003. Since November 1, 2001, we were unable to make the required semi-annual interest payments or the sinking fund payments due May 1, 2002 and 2003. As a result, an event of default, as defined in the indenture governing the 13% senior notes, had existed since December 1, 2001 as we were not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture.

     In November 2003, we solicited the consent of our noteholders to certain provisions and waivers of the indenture governing the 13% senior notes in an effort to facilitate the refinancing. The significant provisions of the solicitation requested that the noteholders consent to permanently waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006. In order for the consent to be effective, we needed noteholders comprising at least 90% of the principal amount of outstanding senior notes to consent. As of December 1, 2003, the end of the consent period, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented. Accordingly, 12% of the $23,250,700 principal amount of senior notes of noteholders that had consented to the various provisions and waivers, or $2.8 million, was extinguished pursuant to the provisions of the consent.

     As of December 1, 2003, accrued and unpaid interest related to the 13% senior notes totaled $8.8 million, of which $8.2 million related to the $23,250,700 principal amount of senior notes of noteholders that had consented to the various provisions and waivers. Such interest was extinguished pursuant to the provisions of the consent. The remaining $0.6 million of accrued and unpaid interest is included in accrued interest in the accompanying consolidated balance sheet as of December 31, 2003.

     The Company believes that, as the result of recent events related to our refinancing and senior notes and, in view of our continuing efforts to investigate other recapitalization scenarios, resulting gains from such activities do not meet the criteria for classification as extraordinary.

     In exchange for their consent, each consenting noteholder received a consent fee of $27.625, warrants to purchase 76.18 shares of the Company's common stock at $0.01 per share for each $1,000 of principal amount of notes owned and a junior priority lien on the Company's assets. In the refinancing that took place on December 3, we placed in escrow with the trustee of the senior notes, $686,619 for payment of consent fees, of which $642,301 has been or will be disbursed to consenting senior noteholders. Warrants to purchase the Company's common stock totaling 1,771,217 have been reserved for future issuance to consenting noteholders. The value of the warrants was estimated to be $324,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and is being amortized to interest expense using the effective interest method of amortization. Effective with having obtained the consents of holders of at least 90% of the principal amount of outstanding senior notes, all previously existing defaults under the indenture for the 13% senior notes have been permanently waived.

Notes Payable

     Notes payable consists of a $1,017,000 note payable related to the Rostone operation in Plastics and a $3,144,000 15% note payable assumed by Reunion with the NPSAC acquisition.

     To facilitate the refinancing, in November 2003, Reunion and the holder of the $1,017,000 note payable entered into a replacement promissory note payable with an annual interest rate of the prime rate, as published by Bank One, National Association, plus 8% with a maturity date of December 8, 2004. We made $74,180 and $111,882 of interest payments during 2003 and 2002, respectively, on this note payable.

     With the acquisition of NPSAC, Reunion assumed a note payable of $4.9 million. Terms of this note payable include quarterly principal payments of $0.6 million for eight quarters that began on February 28, 2001 and quarterly interest payments at 15% per annum on the unpaid principal. Reunion made the first two principal payments plus accrued interest from funds available under its revolving credit facility. No further payments were made until January 2003, when the Company made a $500,000 payment from funds provided by Mr. Bradley. The note payable is unsecured.

Notes Payable - Related Parties

     Notes payable to related parties includes notes payable to SFSC, either directly or through assignment, totaling $4,615,000 with interest at 10% per annum on $100,000, at 11% per annum on $1,017,000, at 15% per annum on $500,000 and at 18% per annum on $2,998,000. Although classified as current, these related party notes payable are subject to a settlement as described in
Note 14 under the heading "SFSC Corporate Litigation." Additionally, these notes are subordinated to the Congress revolving and term loan facilities except that regularly scheduled payments of interest may be made when due as long as the Company has the required excess availability under its revolving credit facility and no default exists under the Congress facilities. No payments of interest were made during 2003 or 2002 under any of these notes.

     Notes payable to related parties also includes a note payable due October 31, 2004 to Mr. Bradley of $500,000 with interest at 10% per annum. Funds from the note payable were used to partially pay another subordinated note payable. The note is subordinated to the Congress revolving and term loan facilities. No payments of interest were made during 2003.

Other Long-Term Debt

     Other long-term debt, including $47,000 classified as current, includes $23,000 of capital leases and a $33,000 small business loan related to Plastics. The capital leases are collateralized by the financed equipment. Maturities of capital leases and the small business loan are: 2004 - $47,000 and 2005 - $9,000.

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

     The following represents stockholders' equity (deficit) activity for each year in the 3-year period ended December 31, 2003 (in thousands):

                                                   2003      2002      2001
                                                 --------  --------  --------
  Par value of common stock, January 1           $    163  $    156  $    152
Options exercise                                        -         7         -
Contingent share issuance                               -         -         4
                                                 --------  --------  --------
  Par value of common stock, December 31         $    163  $    163  $    156
                                                 ========  ========  ========
  Capital in excess of par value, January 1      $ 25,195  $ 25,064  $ 24,608
Warrant issuances                                     414         -         -
Options exercise                                        -       131         6
Contingent share issuance                               -         -       450
                                                 --------  --------  --------
  Capital in excess of par value, December 31    $ 25,609  $ 25,195  $ 25,064
                                                 ========  ========  ========
  Accumulated other comprehensive
    loss, January 1                              $ (2,010) $ (1,136) $      -
Additional pension liability in excess of
  unrecognized prior service cost                      31      (874)   (1,136)
                                                 --------  --------  --------
  Accumulated other comprehensive
    loss, December 31                            $ (1,979) $ (2,010) $ (1,136)
                                                 ========  ========  ========
  Accumulated deficit, January 1                 $(54,188) $(41,329) $ (3,201)
Net income (loss)                                   2,640   (12,859)  (38,128)
                                                 --------  --------  --------
  Accumulated deficit, December 31               $(51,548) $(54,188) $(41,329)
                                                 ========  ========  ========
  Total stockholders' equity
    (deficit), January 1                         $(30,840) $(17,245) $ 21,559
Warrant issuances                                     414         -         -
Options exercise                                        -       138         6
Contingent share issuance                               -         -       454
Other comprehensive income (loss)                      31      (874)   (1,136)
Net income (loss)                                   2,640   (12,859)  (38,128)
                                                 --------  --------  --------
  Total stockholders' deficit,
    December 31                                  $(27,755) $(30,840) $(17,245)
                                                 ========  ========  ========

     On August 11, 2003, Reunion borrowed $2.5 million from a private capital fund. In addition to its subordinated security interest, the fund received a warrant to purchase 625,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.01 per share. The value of the warrants was estimated to be $90,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and is being amortized to interest expense using the effective interest method of amortization. In November 2003, we solicited the consent of our noteholders to certain provisions and waivers of the indenture governing the 13% senior notes. In exchange for their consent and in addition to a consent fee, consenting noteholders received warrants to purchase 76.18 shares of the Company's common stock at $0.01 per share per $1,000 of principal amount of notes. Warrants to purchase the Company's common stock totaling 1,771,217 have been reserved for future issuance to consenting noteholders. The value of the warrants was estimated to be $324,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and is being amortized to interest expense using the effective interest method of amortization.

     The following represents common stock activity for the 3-year period ended December 31, 2003(in thousands of shares):
                                                   Year Ended December 31,
                                                   2003      2002      2001
                                                 --------  --------  --------
  Outstanding common stock, January 1              16,278    15,591    15,236
Options exercise                                        -       687         6
Contingent share issuance                               -         -       349
                                                 --------  --------  --------
  Outstanding common stock, December 31            16,278    16,278    15,591
                                                 ========  ========  ========

     In the merger, Reunion issued 9,500,000 shares of common stock to holders of Chatwins Group's common stock. The merger agreement also provided that up to an additional 500,000 shares of Reunion common stock would be issued to former Chatwins Group common stockholders, contingent on the former Chatwins Group businesses and the acquired Kingway business achieving specified performance levels in 2000. A determination of the number of shares to be issued was made by the board of directors at its meeting held on May 15, 2001. Such additional shares totaled 348,995 and were issued on May 29, 2001. The closing price of Reunion's common stock on that date was $1.30 per share. The issuance of the additional shares was recorded as a merger purchase price adjustment to goodwill. Because this goodwill was related to the operating performance of Kingway, we wrote-down goodwill by $436,000, net of accumulated amortization through December 31, 2001, upon the sale of Kingway in 2002.


NOTE 9:   STOCK OPTIONS

     At December 31, 2003, the Company has three stock option plans. They are described below. The Company accounts for its plans using APB Opinion 25 and related interpretations. Stock options are granted at exercise prices equal to or above the then current market price, so no compensation expense has been recognized for the Company's stock option plans. At December 31, 2003, 161,100 shares of common stock were reserved for issuance under these plans.

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
                                   =========  =========  =========  =========

1992 Option Plan

     Effective July 1, 1992, the Board of Directors and stockholders of the Company approved the adoption of the 1992 Nonqualified Stock Option Plan (the "1992 Option Plan"). The 1992 Option Plan, as amended, authorized the grant of options and sale of 250,000 shares of common stock of the Company to key employees, directors and consultants. In 1992, the Company granted a total of 211,000 options to its then four members of the Board of Directors and a consultant to the Board. By the end of1995, these options had been exercised. The Company granted the remaining 39,000 options to Mr. Bradley in March and June of 2000. Mr. Bradley exercised these options in the previously discussed repricing. No options remain available for issuance under the 1992 Option Plan.

1993 Option Plan

     Effective September 28, 1993, the Board of Directors and stockholders of the Company approved the adoption of the 1993 Incentive Stock Option Plan (the "1993 Option Plan") for the granting of options or awards covering up to 250,000 shares of the Company's common stock to officers and other key employees. Under the terms of the 1993 Option Plan, the Compensation Committee of the Board of Directors is authorized to grant (i) stock options (nonqualified or incentive), (ii) restricted stock awards, (iii) phantom stock options, (iv) stock bonuses and (v) cash bonuses in connection with grants of restricted stock or stock bonuses. At December 31, 2003, 50,500 options are available for issuance under the 1993 Option Plan.

1998 Option Plan

     On August 4, 1998, the Company's stockholders ratified the adoption by the Board of Directors, on June 1, 1998, of the 1998 Stock Option Plan (the 1998 Option Plan). The Compensation Committee of the Board of Directors is authorized to grant incentive options and nonqualified options covering up to 600,000 shares of the Company's common stock to officers and other key employees. At the Company's annual meeting of stockholders in May 2001, the Company's stockholders approved a proposal to reserve an additional 600,000 shares of the Company's common stock for issuance under the 1998 Plan.

     At its meeting on June 26, 2003, the Board of Directors approved the issuance of a total of 170,000 options to two directors and one non-director executive of the Company. The per-share closing price on the AMEX of the Company's common stock on June 25, 2003 was $0.25. Kimball Bradley received 100,000 options at an exercise price of $0.275 per share of Company common stock. These options have a 5-year term and vest in one-third increments on the first, second and third anniversaries of their issuance. Mr. David E. Jackson, director, received 20,000 options and a non-director executive received 50,000 options at an exercise price of $0.25 per share. These options have a 10-year term and vest in one-third increments on the first, second and third anniversaries of their issuance. By written unanimous consent in lieu of a meeting dated December 1, 2003, the Board of Directors approved the issuance of a total of 400,000 options to two directors of the Company. The per-share closing price on the AMEX of the Company's common stock on November 30, 2003 was $0.32. Kimball Bradley received 300,000 options and Mr. Bradley received 100,000 options at an exercise price of $0.352 per share of Company common stock. These options have a 5-year term and vest in one-third increments on the first, second and third anniversaries of their issuance.

     At December 31, 2003, 110,600 options are available for issuance under the 1998 Option Plan. A summary of the status of the Company's stock options and warrants as of December 31, 2003, 2002 and 2001 and changes during the year is presented below:

                           2003               2002                2001
                    ------------------  ------------------  ------------------
                              Weighted            Weighted            Weighted
                               Average             Average             Average
                              Exercise            Exercise            Exercise
Fixed Options       Shares       Price  Shares       Price  Shares       Price
-------------       --------- --------  --------- --------  --------- --------
Outstanding at
  beginning of year    44,000    $2.94  1,089,000    $2.57    868,000    $2.91
Granted               570,000     0.33          -        -    323,500     1.47
Exercised                   -        -   (687,900)    0.20     (6,000)    1.00
Forfeited/expired           -        -   (357,100)    0.20    (96,500)    2.01
                    ---------           ---------           ---------
Outstanding at
  end of year         614,000     0.51     44,000     2.94  1,089,000     2.57
                    =========           =========           =========
Options exercisable
  at end of year       40,667     3.06     37,333     3.21    572,867     3.20
                    =========           =========           =========

  Weighted-average fair value of options granted:
Exercise price equal
  to market price
  on grant date     $    0.25           $       -           $    1.27
                    =========           =========           =========
Exercise price greater
  than market price
  on grant date     $    0.34           $       -           $    1.04
                    =========           =========           =========

     The following table summarizes information about stock options and warrants outstanding at December 31, 2003:

                    Remaining           Number              Number
Exercise            Contractual         Outstanding         Exercisable
Price               Life                at 12/31/03         at 12/31/03
---------           -----------         -----------         -----------
$0.2500              9.50 years              70,000                   -
$0.2750              4.50 years             100,000                   -
$0.3520              5.00 years             400,000                   -
$1.0000              6.50 years               9,000               9,000
$1.4500              7.50 years              10,000               6,667
$3.0000              6.25 years              10,000              10,000
$5.0625              4.00 years              15,000              15,000
                                          ---------           ---------
                                            614,000              40,667
                                          =========           =========

     Had we used FASB Statement 123 to account for our stock options, our operating results would differ from our reported results as indicated below:

                          As Reported                     Pro forma
                  ----------------------------   ----------------------------
                    2003      2002      2001       2003      2002      2001
                  --------  --------  --------   --------  --------  --------
Income (loss)
  applicable to
  common stock    $  2,640  $(12,859) $(38,128)  $  2,640  $(12,859) $(38,374)
                  ========  ========  ========   ========  ========  ========
Basic income
  (loss) per
  common share    $   0.16  $  (0.82) $  (2.45)  $   0.16  $  (0.82) $  (2.46)
                  ========  ========  ========   ========  ========  ========
Diluted income
  (loss) per
  common share    $   0.16  $  (0.82) $  (2.45)  $   0.16  $  (0.82) $  (2.46)
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

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 2003 and 2002 and the funded status at December 31, 2003 and 2002 of the Metals pension plan and the Metals and Corporate Executive Payroll other postretirement benefits plans (in thousands). The accrued benefit cost is included in other liabilities in the accompanying consolidated balance sheet:

                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2003        2002         2003        2002
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  3,192    $  2,657     $  1,714    $  1,563
Service cost                        140         141           75          61
Interest cost                       207         177          104          96
Plan amendment                        -          70            -           -
Actuarial loss (gain)               177         278          397         377
Benefits paid                      (138)       (131)        (325)       (383)
                               --------    --------     --------    --------
Benefit obligation, ending     $  3,578    $  3,192     $  1,965    $  1,714
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  1,959    $  2,097     $      -    $      -
Actual return                       168         (63)           -           -
Company contribution                212          56          325         383
Benefits paid                      (138)       (131)        (325)       (383)
                               --------    --------     --------    --------
Fair value, ending             $  2,201    $  1,959     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $  1,377    $  1,233     $  1,965    $  1,714
  Unrecognized costs:
Additional minimum pension
  Liability                       1,244       1,119            -           -
Prior service costs                (179)       (200)           5           6
Net loss                         (1,065)       (919)        (554)       (182)
Transition obligation                 -           -         (392)       (440)
                               --------    --------     --------    --------
Accrued benefit costs          $  1,377    $  1,233     $  1,024    $  1,098
                               ========    ========     ========    ========

     In addition to accrued benefit costs, amounts recognized in the consolidated balance sheet include an intangible asset of $179,000 and $200,000 and other comprehensive losses of $1,004,000 and $914,000 at December 31, 2003 and 2002, respectively.

     Net periodic pension and other postretirement benefits costs for the following years for Metals pension and Metals and Corporate Executive Payroll other postretirement benefits plans ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------  ----------------------
                               2003    2002    2001    2003    2002    2001
                              ------  ------  ------  ------  ------  ------
Benefits earned during year   $  140  $  141  $  123  $   75  $   61  $   44
Interest cost                    207     178     161     104      96      87
Early retirement incentive         -       -       -       -       -       -
  Amortization of:
Prior service cost                20      15      11      (1)      -       -
Unrecognized net loss (gain)      46      11       -      24     (10)    (44)
Unrecognized net obligation        -      12      12      49      50      48
Expected return on plan assets  (183)   (184)   (202)      -       -       -
                              ------  ------  ------  ------  ------  ------
Defined benefit pension and
  total other postretirement
  benefits costs              $  230  $  173  $  105  $  251  $  197  $  135
                              ======  ======  ======  ======  ======  ======

     Assumptions used to develop Metals pension cost and projected benefit obligation for the defined benefit pension plan for the following years ended December 31 are as follows:
                                                   2003      2002      2001
                                                 --------  --------  --------
Discount rate                                       6.25%     6.75%     7.00%
                                                 ========  ========  ========
Expected rate of return on plan assets              7.75%     7.75%     8.25%
                                                 ========  ========  ========

    Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:
                                                   2003      2002      2001
                                                 --------  --------  --------
Discount rate                                       6.25%     6.75%     7.00%
                                                 ========  ========  ========
Healthcare cost trend rate (USX eligible)            2.0%      3.0%      3.0%
                                                 ========  ========  ========
Healthcare cost trend rate (All others)              7.0%      7.0%      7.0%
                                                 ========  ========  ========
Rate of compensation increase                        2.0%      2.0%      2.0%
                                                 ========  ========  ========

     USX administers the postretirement healthcare plans for the eligible employees of the McKeesport, PA location previously owned by USX and bills Reunion for its share of the postretirement costs related to Reunion's retirees covered by the plans. During 1997, Chatwins Group's actuary reviewed several years of rates charged to Chatwins Group by USX for retiree medical coverage and, as a result, elected to reduce the applicable healthcare cost trend rate for all years subsequent to 1997 to 3%. Such rate was reduced to 2% in 2003 after further review. For all others, the 7.0% is a weighted-average based on an assumed rate of increase in per capita healthcare costs of 10% for 2004 with a gradual decrease to 5% and remaining at that level thereafter. A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2003 by approximately $253,000, increase net periodic cost by approximately $50,000 and increase the total of the service and interest cost components by approximately $31,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $205,000, $39,000 and $26,000, respectively.

Plastics

     Plastics Pension Plan: Reunion sponsors a defined benefit pension plan which covered substantially all of its employees at its New York facilities. Effective June 15, 1999, benefits were frozen.

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

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 2003 and 2002 and the funded status at December 31, 2003 and 2002 for Plastics pension and other postretirement benefits plans (in thousands). The accrued benefit cost is included in other liabilities in the accompanying consolidated balance sheet:

                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2003        2002         2003        2002
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  3,376    $  3,135     $  1,833    $  1,453
Service cost                          -           -           54          42
Interest cost                       220         213          119          97
Plan amendment                        -           -            -         (68)
Actuarial loss (gain)               255         142          514         499
Benefits paid                      (140)       (114)        (125)       (190)
                               --------    --------     --------    --------
Benefit obligation, ending     $  3,711    $  3,376     $  2,395    $  1,833
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  1,906    $  1,901     $      -    $      -
Actual return                       437        (112)           -           -
Company contribution                261         231          125         190
Benefits paid                      (140)       (114)        (125)       (190)
                               --------    --------     --------    --------
Fair value, ending             $  2,464    $  1,906     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $  1,247    $  1,470     $  2,395    $  1,833
  Unrecognized costs:
Additional minimum pension
  Liability                       1,470       1,543            -           -
Net loss                         (1,470)     (1,543)        (831)       (333)
                               --------    --------     --------    --------
Accrued benefit costs          $  1,247    $  1,470     $  1,564    $  1,500
                               ========    ========     ========    ========

     In addition to accrued benefit costs, amounts recognized in the consolidated balance sheet include other comprehensive losses of $975,000 and $1,096,000 at December 31, 2003 and 2002, respectively.

     Net periodic pension and other postretirement benefits costs for the following years for Plastics pension and other postretirement benefits plan ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------  ----------------------
                               2003    2002    2001    2003    2002    2001
                              ------  ------  ------  ------  ------  ------
Benefits earned during year   $    -  $    -  $    -  $   54  $   42  $   53
Interest cost                    220     213     204     119      97     107
Unrecognized net loss (gain)      64      33       -      16       -       -
Expected return on plan assets  (173)   (196)   (222)      -       -       -
                              ------  ------  ------  ------  ------  ------
Defined benefit pension and
  total other postretirement
  benefits costs (income)     $  111  $   50  $  (18) $  189  $  139  $  160
                              ======  ======  ======  ======  ======  ======

     Assumptions used to develop the pension cost and projected benefit obligation for the defined benefit pension plan for the following years ended December 31, 2003, 2002 and 2001 are as follows:
                                                   2003      2002      2001
                                                 --------  --------  --------
Discount rate                                       6.25%     6.75%     7.00%
                                                 ========  ========  ========
Expected rate of return on plan assets              7.75%     7.75%     9.00%
                                                 ========  ========  ========

     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:
                                                   2003      2002      2001
                                                 --------  --------  --------
Discount rate                                       6.25%     6.75%     7.00%
                                                 ========  ========  ========
Healthcare cost trend rate                          7.00%     6.75%     7.00%
                                                 ========  ========  ========

     For measurement purposes, an assumed rate of increase in per capita healthcare costs of 10% was used for 2004 with a gradual decrease to 5% and remaining at that level thereafter. A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2003 by approximately $190,000, increase net periodic cost by approximately $17,000 and increase the total of the service and interest cost components by approximately $17,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $172,000, $15,000 and $15,000, respectively.

Other Employee Benefit Plans

     The Company also sponsors qualified contributory 401(k) plans covering substantially all employees and a money purchase defined contribution plan for Corporate Executive Payroll and certain other salaried employees. For those employees electing to participate in the 401(k) plans, employees can contribute up to an annually determined maximum amount permitted by law and the Company makes matching contributions up to specified limits. For those eligible for the money purchase defined contribution plan, until December 31, 2001, the Company contributes 5% of the employee's base salary to savings funds designated by the employee. Effective December 31, 2002, the Company suspended its matching contributions to the 401(k) plans. Effective December 31, 2001, the Company terminated the money purchase defined contribution plan and the majority of its assets were distributed to participating employees during the first quarter of 2002. During 2002 and 2001, the Company's expense to these deferred compensation plans totaled $299,000 and $1,016,000, respectively.

     The Company does not provide any other postemployment benefits to former or inactive employees except for unemployment compensation benefits required by law.


NOTE 11:   EARNINGS PER COMMON SHARE

     The computations of basic and diluted earnings per common share (EPS) for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands, except share and per share amounts):
                                                Income    Shares     EPS
                                               --------  --------  -------
     Year ended December 31, 2003:
Income available to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  2,640    16,279  $  0.16
                                                                   =======
Dilutive effect of stock options and warrants                 375
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $  2,640    16,654  $  0.16
                                               ========  ========  =======

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
                                               ========  ========  =======

     At December 31, 2003, the Company's stock options outstanding totaled 614,000. Such options included a dilutive component of 112 shares. At December 31, 2003, outstanding warrants to purchase the Company's common totaled 2,896,238. Such warrants included a dilutive component of 374,876 shares. At December 31, 2002 the Company's stock options outstanding totaled 44,000 and were not dilutive. At December 31, 2001, the Company's stock options outstanding totaled 1,089,000. Such options included a dilutive component of 25,809 shares.


NOTE 12:   INCOME TAXES

     The tax provision for continuing operations is comprised of the following amounts (in thousands):

                                                   Year Ended December 31,
                                                   2003      2002      2001
                                                 --------  --------  --------
  Current:
Federal                                          $      -  $      -  $      -
State and local                                         -         -         -
                                                 --------  --------  --------
  Total                                                 -         -         -
                                                 --------  --------  --------
  Deferred:
Federal                                                 -         -    12,678
State and local                                         -         -         -
                                                 --------  --------  --------
  Total                                                 -         -    12,678
                                                 --------  --------  --------
  Total tax provision                            $      -  $      -  $ 12,678
                                                 ========  ========  ========

     The Company's effective income tax rate from continuing operations, reflected in the accompanying consolidated statement of income, differs from the statutory rate due to the following (in thousands):

                                                   Year Ended December 31,
                                                   2003      2002      2001
                                                 --------  --------  --------
Computed amount at statutory rate (34%)          $    897  $ (3,921) $ (5,533)
Net change in valuation allowance                  (2,335)   (3,069)   11,653
Section 108 cancellation of indebtedness
  income exclusion                                 (3,737)        -         -
Section 108 reduction of loss carryforwards
  from cancellation of indebtedness
  income exclusion                                  3,737         -         -
State and local income taxes                            -         -    (1,072)
Goodwill amortization                                (140)     (140)      116
Foreign sales exclusions                              (57)      (56)      (71)
Expiration of loss carryforwards                    1,396     7,330     9,488
Tax attributes of acquired company                      -         -    (1,140)
Federal return to prior year's
  provision adjustments                               142      (193)     (773)
Non-deductible expenses                                78        84        81
Other - net                                            19       (35)      (71)
                                                 --------  --------  --------
  Total tax provision from continuing operations $      -  $      -  $ 12,678
                                                 ========  ========  ========

     Components of consolidated income taxes consist of the following (in thousands):

                                                   Year Ended December 31,
                                                   2003      2002      2001
                                                 --------  --------  --------
Income (loss) from continuing operations         $      -  $      -  $ 12,678
Loss from discontinued operations                       -         -         -
                                                 --------  --------  --------
  Total consolidated tax provision               $      -  $      -  $ 12,678
                                                 ========  ========  ========

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        At December 31,
                                                   2003                2002
                                                 --------            --------
Depreciation                                     $   (340)           $    (62)
Historical goodwill                                   (53)                  -
Inventory basis differences                             -                (664)
Other                                                (176)               (182)
                                                 --------            --------
  Deferred tax liabilities                           (569)               (908)
                                                 --------            --------
Loss carryforwards (NOLs)                          39,161              40,695
Book reserves                                       2,933               3,728
Deferred compensation                                 521                 631
Tax credit carryforwards                              851                 851
Historical goodwill                                     -                 278
Unicap adjustments                                    156                 127
Other                                               1,567               1,553
                                                 --------            --------
  Deferred tax assets                              45,189              47,863
Less: Valuation allowance                         (44,620)            (46,955)
                                                 --------            --------
  Deferred tax assets, net                            569                 908
                                                 --------            --------
  Deferred taxes, net                            $      -            $      -
                                                 ========            ========

     At December 31, 2003, Reunion had net operating loss carryforwards for Federal tax return reporting purposes of approximately $115.2 million, of which $53.1 million will expire by the end of 2004. Management has concluded that it is more likely than not that the Company's loss carryforwards will expire unutilized and has determined to continue to fully reserve for the total amount of net deferred tax assets as of December 31, 2003.

     The current and noncurrent classifications of the deferred tax balances are as follows (in thousands):
                                                        At December 31,
                                                   2003                2002
                                                 --------            --------
  Current:
Deferred tax assets                              $  2,173            $  2,837
Deferred tax liabilities                              (34)               (702)
Less:   Valuation allowance                        (2,056)             (2,693)
                                                 --------            --------
  Current deferred, net asset (liability)              83                (558)
                                                 --------            --------
  Noncurrent:
Deferred tax assets                                43,016              45,026
Deferred tax liabilities                             (535)               (206)
Less:   Valuation allowance                       (42,564)            (44,262)
                                                 --------            --------
  Noncurrent deferred, net (liability) asset          (83)                558
                                                 --------            --------
  Deferred taxes, net                            $      -            $      -
                                                 ========            ========

     No U.S. federal or state corporate income tax return examinations are currently in process. The Company believes adequate provisions for income taxes have been recorded for all years.


NOTE 13:   RELATED PARTIES, TRANSACTIONS AND BALANCES

Related Parties

     Reunion Industries, Inc. - Reunion is a publicly traded Delaware corporation headquartered in Pittsburgh, Pennsylvania. Charles E. Bradley, Sr. (Mr. Bradley) is chairman of the board and Chief Executive Officer of Reunion. Kimball Bradley is President, Chief Operating Officer, a director of Reunion and son of Mr. Bradley.

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

Transactions and Balances

SPI Consulting Agreement

     Reunion maintained a consulting agreement with SPI under which $300,000 was recorded as expense during the year ended December 31, 2001. The agreement was terminated effective September 30, 2002. During 2002, $225,000 was expensed related to this agreement. The Company made advances during 2002 totaling $127,795 to SPI related to this agreement, including $25,000 relating to stock options exercised by Mr. Bradley. At December 31, 2003 and 2002, $117,205 was owed to SPI under this agreement and is classified as due to related parties in the accompanying consolidated balance sheet.

SFSC Notes Payable

     The Company assumed three notes payable to SFSC related to acquisitions in 2000 and 2001. At December 31, 2003 and 2002, their balances of $2,998,000, $500,000 and $100,000 are included in notes payable - related parties in the accompanying consolidated balance sheet. During 2003 and 2002, no interest was paid to SFSC related to these notes payable. At December 31, 2003 and 2002, accrued and unpaid interest due to SFSC related to these notes payable of $1,844,283 and $1,219,572, respectively, is included in due to related parties in the accompanying consolidated balance sheet. These notes payable are included in the conditional SFSC bankruptcy settlement described in Note 14 under the heading "SFSC Litigation."

SFSC Note Receivable

     In August 1999, pre-merger Reunion loaned $310,000 to SFSC. The loan was scheduled to be repaid in December 1999 with interest at 15%. In December 1999, the Company agreed to extend the maturity to March 2000 and loaned an additional $40,000 to SFSC also with interest at 15%, which was repaid in March 2000. The remaining balance including accrued and unpaid interest due from SFSC at December 31, 2003 and 2002 is $465,000 and is included in due from related parties in the accompanying consolidated balance sheet. This note receivable is included in the conditional SFSC bankruptcy settlement described in Note 14 under the heading "SFSC Litigation."

CPS Leasing, Inc.

     Reunion entered into various operating lease agreements with CPSL. During 2003 and 2002, lease payments totaling $336,000 and $580,000, respectively, were paid to or accrued for CPSL. At December 31, 2003, the Company has future minimum rental commitments under noncancellable operating leases with CPSL totaling $1,460,000.

SFSC Collateral Fees

     To close on the BOA refinancing in March 2000, SFSC provided side collateral in the form of CPS debt and common stock to support the borrowings. Under this arrangement, SFSC was to receive a 5% collateral fee for as long as the collateral was in place. Such collateral remained in place until the Congress refinancing in December 2003. However, in January 2003, Mr. Bradley agreed to absorb this collateral fee expense to SFSC on a going forward basis with no further obligation to the Company. In each of 2002 and 2001, the Company recorded interest expense of $283,000 related to this arrangement. No payments have been made under this arrangement during 2003 or 2002. During 2001, the Company made a $100,000 payment related to this arrangement. At December 31, 2003 and 2002, $690,041 is included in due to related party in the accompanying consolidated balance sheet. These collateral fees are included in the conditional SFSC bankruptcy settlement described in Note 14 under the heading "SFSC Litigation."

     In March 2000, SFSC pledged a $5.0 million note from CPS to secure the obligations of NPSAC to the former owners of the business. NPSAC agreed to pay SFSC a 2% credit support fee for this pledge. The Company assumed this credit support obligation in the acquisition of NPSAC. No payments have been made under this arrangement during 2003 or 2002. At December 31, 2003 and 2002, accrued and unpaid fees totaling $293,943 and $226,990, respectively, were due to SFSC under this credit support obligation and included in due to related parties in the accompanying consolidated balance sheet.

Cash Surrender Value of Life Insurance Policies

     The Company pays the premiums on life insurance policies covering Mr. Bradley, Mr. Joseph C. Lawyer (Mr. Lawyer), the Company's vice chairman and a director, and Mr. Poole. Pursuant to these arrangements, the Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policy or their cash surrender value. The covered individuals have agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of the premiums paid, they will cover the shortfall. As of December 31, 2003 and 2002, premiums paid by the Company in excess of the cash surrender values of the policies totaled $940,000 and $1,031,000, respectively, and are included in due from related parties in the accompanying consolidated balance sheets.

Mr. Bradley Notes Payable

     At the time of the merger, the Company assumed a note payable to Mr. Bradley related to pre-merger Reunion's plastics business. At December 31, 2002 and 2001, the balance of $1,017,000 is included in notes payable - related parties in the accompanying consolidated balance sheet. No interest was paid in 2003 or 2002. During 2001, $55,000 was paid to SFSC related to this note payable. At December 31, 2003 and 2002, accrued and unpaid interest due related to this note payable of $280,166 and $168,283, respectively, is included in due to related parties in the accompanying consolidated balance sheet. The note payable and any accrued and unpaid interest have been assigned to SFSC. This note payable is included in the conditional SFSC bankruptcy settlement described in Note 14 under the heading "SFSC Litigation."

     In January 2003, Mr. Bradley made a $500,000 payment on behalf of the Company to the Shaw Group, former owner of Naptech Pressure Systems and holder of a $3,644,000 15% note payable assumed by Reunion in the NPSAC acquisition in January 2001. In exchange for the payment, the Company issued a $500,000 10% note payable to Mr. Bradley. The note payable and any accrued but unpaid interest is due on October 31, 2004. At December 31, 2003, accrued and unpaid interest related to this note totaled $50,000 and is included in due to related parties in the accompanying consolidated balance sheet. Mr. Bradley's rights under this note are subordinate to the Company's indebtedness to Congress.

Mr. Bradley Guarantees

     To facilitate the closing of the refinancing of the Company's bank debt with Congress in December 2003, Mr. Bradley provided a personal guarantee of $1.5 million of the revolving credit portion of the new facilities. In exchange for his guarantee, the Board of Directors approved a 2% guarantee fee to be paid to Mr. Bradley during the time period such guarantee is in place. Amounts payable under this arrangement are being offset against an employee advance previously received by Mr. Bradley and owed to the Company. Such advance totaled $58,000 at the time of the refinancing and, through December 31, 2003, $2,384 of guarantee fees had been offset against such advance. See "Employee Advances" below.

     At the time of the NPSAC acquisition by the Company, NPSAC was indebted to Mr. Bradley in connection with an agreement whereby Mr. Bradley guaranteed certain obligations of NPSAC to its former owners. At December 31, 2001, the Company owed Mr. Bradley a total of $90,000 related to this agreement. During 2002, Mr. Bradley assigned his right to this guarantee fee plus interest at approximately 11%, totaling $100,000, to two employees of the Company in repayment of loans totaling $100,000 made to Mr. Bradley by these employees. These employees also had received a total of $100,000 in advances from the Company during 2001. See "Employee Advances" below.

Kimball Bradley Guarantees

     To facilitate obtaining new financing with two private investment funds and the closing of the refinancing of the Company's bank debt with Congress in December 2003, Kimball Bradley provided personal guarantees totaling $9.2 million, including guarantees of two notes payable totaling $7.7 million and $1.5 of the revolving credit portion of the new Congress facilities. In exchange for his guarantees, the Board of Directors approved 2% guarantee fees to be paid to Kimball Bradley during the time period such guarantees are in place. Amounts payable under these arrangements are being offset against an employee advance previously received by Kimball Bradley and owed to the Company. Such advance totaled $55,000 at the time of the refinancing. In addition, Kimball Bradley owed the Company $19,000 for the December 2002 exercise of 95,000 options which had been repriced to $0.20. Through December 31, 2003, guarantee fees totaling $74,963 had been incurred by the Company, of which $74,000 was offset against amounts due from Kimball Bradley. The remaining $963 is included in due to related parties at December 31, 2003 in the accompanying consolidated balance sheet. See "Employee Advances" below.

Employee Advances

     At December 31, 2002, the Company had non-interest bearing advances due from two employees totaling $113,000. The highest balance during 2003 was $113,000. The highest balance during 2002 was $213,000. During 2002, two employees with advances totaling $100,000 repaid their advances by waiving their rights to the guarantee fee plus interest they received from Mr. Bradley. See "Mr. Bradley Guarantees" and "Kimball Bradley Guarantees" above.


NOTE 14:   COMMITMENTS AND CONTINGENCIES

     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of
business of the Company and its subsidiaries.    A summary of such legal
proceedings follows.

Louisiana Environmental

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. No remediation was performed in 2000, 2001 or 2002 pending the decision. However, the Company has paid $434,000 for its share of consulting services in connection with the hearings. Most recently, the Company's environmental consultants filed with the LDNROC updated amendments to the prior approved plan for sampling and remediation. If approved, the plan will be implemented. At December 31, 2003, after accruing an additional $40,000 in December 2002, the balance accrued for these remediation costs is approximately $831,000. The Company believes that future remediation costs will not exceed the amount accrued and will be funded by net production revenues of the producing wells on the property as part of the settlement agreement discussed below.

     Litigation on this matter had been stayed pending the determination by the LDNROC as to the extent of remediation that would be required. Such stay was lifted and the District Court had established a jury trial for September 22, 2003 to determine the necessity for any further remediation and the extent of damages, if any, suffered by the plaintiff owners of the property.
However, an agreement to settle the litigation between the plaintiff owners of the property and the other involved parties, including the Company, has been reached and finalized. The Company's share of the settlement costs were funded by the other defendants to the litigation. The terms of the agreement are that the Company must reimburse the other defendants to the litigation at least $120,000 per year for ten years, but that such amount can be paid from net production revenues from operation of the producing wells owned by the Company on the property. However, this is a non-recourse agreement such that, should the wells be depleted before all such costs are reimbursed, the Company is not required to fund the unreimbursed balance. During 2003 and 2002, net production revenues totaled $248,000 and $181,000, respectively. Based on past operation results of the producing well, the Company believes that future net production revenues will be sufficient to fund the minimum required under the settlement agreement.

Gambonini Environmental

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

     In March 2003, the Company and the USEPA reached an agreement in principle to settle the USEPA's claim for payment by the Company of $100,000 plus interest at the Superfund rate (which is currently 1.27%), payable in three installments over a two-year period. This amount is accrued as of December 31, 2003 and 2002. This settlement agreement will resolve the USEPA's claims for reimbursement of past environmental response costs under CERCLA, but does not resolve all possible claims the United States may have with respect to the Gambonini mine site which could include, but not be limited to, claims for natural resource damages. The United States has given no indication as to whether or not it will pursue such claims. The Company has agreed to toll the statute of limitations with respect to any natural resource damages claims, if any, from August 30, 2002 to April 1, 2008.

Asbestos (Hanna)

     During 2003, Reunion Industries was named as defendant in 32 actions in the state of Georgia and one action in the state of Alabama. Such actions claim that cylinders manufactured by the Hanna division of Reunion Industries
contained asbestos that caused severe illness.   Since most of the plaintiffs'
exposure occurred prior to the purchase of the assets of this business by Reunion's predecessor in 1980, and since there is no evidence that asbestos was used in Hanna products after 1980, the Company's position is that it has no liability in these suits. The plaintiffs' attorney has tentatively agreed to dismiss Reunion from these suits, subject to his review of certain information we have provided to him about our predecessor and if Reunion will assist the plaintiffs in their case against the pre-1980 owner of the business. Reunion has agreed to and is currently providing the requested assistance to plaintiffs' attorney.

Asbestos (ORC)

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed, pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 101 separate actions, all of which have been defended by Allen-Bradley Company.

Wheeling-Pitt Preference Claims

     In the 2002 fourth quarter, Wheeling-Pittsburgh Steel Corporation (debtor) filed suit against the Company in U.S. Bankruptcy Court for the Northern District of Ohio, seeking to compel the return of certain preferential transfers pursuant to 11 U.S.C 547. The debtor sought a judgment in the amount of $2,705,541. The Company filed an answer alleging that such payments are not avoidable because (a) the transfers were made by the Debtor in the ordinary course of business and (b) the Company extended new value to the Debtor after the transfers were made in an amount exceeding the original payments. A status conference was held before the court on April 21, 2003. The parties agreed to stay discovery pending settlement discussions. After such discussions, in November 2003, the parties agreed to a settlement of $60,000 to be paid by the Company in seven installments. Half of the settlement was due in December 2003 and the balance is payable in six equal monthly payments beginning January 2004. As of March 30, 2004, all amounts owed by the Company under this settlement arrangement have been paid.

SFSC Litigation

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

     In addition to the Company, there are numerous defendants in these suits, including SFSC, Mr. Charles E. Bradley, Sr. (Mr. Bradley), who is Chairman of the Board, Chief Executive Officer and a director of the Company (Mr. Bradley) and the sole shareholder of SFSC's parent, several major financial institutions and certain others. All of these suits arise out of the inability of SFSC to make structured settlement payments when due. Pursuant to the court's order, plaintiffs in the purported class actions and plaintiffs in the individual cases actions filed a model complaint. Except for the class allegations, the two model complaints are identical. The plaintiffs seek compensatory and punitive damages, restoration of certain alleged trust assets, restitution and attorneys' fees and costs.

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

     On May 25, 2001, SFSC filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Connecticut. SFSC filed an adversary proceeding in the bankruptcy case against the plaintiffs seeking a declaration that the structured settlement trust assets are the property of the bankruptcy estate. On July 16, 2001, the bankruptcy court granted a temporary restraining order enjoining the plaintiffs from prosecuting their claims against the Company, SFSC, Mr. Bradley and others. As a result of this restraining order of the bankruptcy court, the Company entered a standstill agreement with the plaintiffs on August 22, 2001. Pursuant to the standstill agreement and the stipulation of the parties to the SFSC bankruptcy case, the plaintiffs, while not agreeing to waive or release their direct claims against the Company for damages, agreed to cease and desist the prosecution of their claims against the Company until no earlier than sixty days following service of written notice to the Company stating that they have elected to unilaterally terminate the standstill.

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

     A settlement (the "State Court Settlement") has been reached among the plaintiffs and the following defendants (collectively, the "Financial Institution Defendants") in the state court action: Bankers Trust Co., U.S. Trust Co., Wells Fargo Bank, Bank of America, Bear Stearns and Settlement Services, Inc. Under the settlement, the Financial Institution Defendants would pay the plaintiffs $90,630,969 and Bankers Trust would receive an assignment of the claims of the plaintiffs and the other Financial Institution Defendants against the Company and certain other defendants.

     In the SFSC bankruptcy, the Company and certain others have entered into a settlement (the "Bankruptcy Settlement") with SFSC and Bankers Trust (for itself and as expected assignee of the claims of the state court plaintiffs and the other Financial Institution Defendants). The Bankruptcy Settlement, which has been approved by the Bankruptcy Court, is subject to the satisfaction of ceratin conditions, including the order entered by the court in the state court action approving the State Court Settlement becoming final. Under the Bankruptcy Settlement, the Company (1) would be obligated to pay to SFSC $4.6 million (less a setoff of approximately $310,000) by December 31, 2006, plus interest at 10% per annum from the date on which SFSC's Plan of Reorganization becomes effective and (2) would be released from all claims that have been made or could have been made by the plaintiffs and the Financial Institution Defendants in the state court action and by SFSC in its bankruptcy proceeding. The settlement amount would not constitute a new liability of the Company, as the settlement relates to indebtedness that is, and has been for some time, included as a liability on the Company's balance sheet.

Kingway Arbitration

     On September 24, 2002, we sold Kingway, our discontinued materials handling systems operations. Finalization of this sale was subject to a post-closing working capital adjustment. This amount was in dispute between the Company and the buyer. The buyer alleged it was owed approximately $905,000 based on its calculation of working capital on the closing date. Pursuant to the asset purchase agreement, both parties agreed to submit this dispute to a mutually agreed-upon independent accounting firm for resolution in arbitration. The arbitrator for the dispute determined that, of the $905,000 working capital deficiency claimed by the buyer, $704,000 was not valid. The Company and the Buyer entered into a payment arrangement for a total of $200,000 to be paid in $50,000 installments by the Company beginning January 1, 2004. As of March 1, 2004, the final payment of $50,000 was owed by the Company under this arrangement.

LTV Preference Claims

     In connection with the Chapter 11 bankruptcies of LTV Steel Company, Inc.
(LTV), et al, pending in the United States Bankruptcy Court for the Northern District of Ohio, Youngstown Division, LTV has filed a complaint for avoidance and recovery of preferential transfers against Alliance Machine Division, a former division of the Company. Pursuant to an adversary proceeding filed in the LTV Case on December 17, 2002, LTV seeks recovery of $385,000 in alleged preferential transfers, together with costs and attorney's fees. Counsel for Reunion has recently engaged in settlement negotiations with LTV and we have reached an agreement in principle to settle the action for a one-time payment of $1,000 and a waiver by Reunion of an administrative counterclaim. LTV is currently drafting the settlement agreement for review by our counsel. No amount has been accrued for this matter in the Company's financial statements.

U.S. Customs Service

     In June 1993, the U.S. Customs Service (Customs) made a demand on Chatwins Group's former industrial rubber distribution division for $612,948 in marking duties pursuant to 19 U.S.C. Sec. 1592. The duties are claimed on importations of "unmarked" hose products from 1982 to 1986. Following Chatwins Group's initial response raising various arguments in defense, including expired statute of limitations, Customs responded in January 1997 by reducing its demand to $370,968 and reiterating that demand in October 1997. Chatwins Group restated its position and continues to decline payment of the claim. Should the claim not be resolved, Customs threatens suit in the International Courts of Claims. The Company continues to believe, based on consultation with counsel, that there are facts which raise a number of procedural and substantive defenses to this claim, which will be vigorously defended. There has been no activity related to this matter since 1997.

Shareholder Suit

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

Asbestos (Alliance)

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

Putman Properties

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

Suit Against Paquet and Paquet Counterclaim

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

Dick Corporation

     In the 2002 fourth quarter, Dick Corporation (Dick) filed an action against the Company in the Court of Common Pleas of Allegheny County, PA.
Dick alleges that the Company breached a contract to supply it with structural steel for use in a construction project for the PA Department of Transportation. Dick seeks damages of approximately $351,000, representing the extra costs allegedly incurred by Dick for Dick to secure structural steel from another vendor. The Company has filed an answer to Dick's complaint in which it denies any liability. Pleadings are closed and discovery has begun. The Company believes it has meritorious defenses against Dick's suit and intends to vigorously defend against it. No amount has been accrued for this matter in the Company's financial statements.

Rostone Environmental

     In February 1996, Reunion was informed by a contracted environmental services consulting firm that soil and ground water contamination exists at its Lafayette, Indiana site. Since then, the Company has expended $419,275 of remediation costs. The Company estimates completion of this remediation effort to be $15,000.

NAPTech Suit

     On or about March 16, 2004, Shaw NAPTech, Inc. ("NAPTech"), as successor by merger to NAPTech, Inc. and NAPTech PS Corporation, filed a suit against the Company in state court in Baton Rouge, Louisiana, to collect payment on a subordinated note issued to NAPTech and assumed by the Company in a January 2001 acquisition. NAPTech claims the amounts due under this note are $3,145,403 in principal plus $1,207,875 in unpaid interest through November 30, 2003 plus interest at 15% per annum on the unpaid principal thereafter. Such amounts are consistent with amounts recorded as payable to NAPTech by the Company in the accompanying consolidated balance sheet. The Company is investigating what defenses, if any, it may have in regards to this suit.

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

     Description                                      2003      2002
     ---------------------------------------------  --------  --------
       Beginning balance                            $    379  $     56
     Add: Provision for estimated future claims           83       457
     Deduct: Cost of claims                             (251)     (134)
                                                    --------  --------
       Ending balance                               $    211  $    379
                                                    ========  ========

Operating leases

     Minimum rental commitments under all noncancellable operating leases in effect at December 31, 2003, were as follows (in thousands):

                            Year ended December 31,
 Total      2004      2005      2006      2007      2008      After 2008
-------    ------    ------    ------    ------    ------     ----------
$11,820    $2,129    $1,494    $  968    $  845    $  842       $5,542
=======    ======    ======    ======    ======    ======       ======

     Operating lease rental expense related to continuing operations for the years ended December 31, 2003, 2002 and 2001, amounted to $2,885,000, $2,354,000 and $3,181,000, respectively.


NOTE 15:   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, accounts receivable and accounts payable -
The carrying amounts approximate fair value because of the short maturities of these instruments.

     Debt - $17.6 million of the Company's debt has variable rates of interest and $33.5 million bears interest at fixed rates. Management estimates the carrying value of variable-rate debt to approximate its fair value as its stated rate of interest changes with changes in market rates of interest. Of the $33.5 million of fixed-rate debt, $21.8 million represents the 13% senior note obligation. Based on recent trades of the Company's senior notes, management estimates its fair value to be approximately $14.9 million. The remaining fixed-rate debt of approximately $11.7 million includes $8.3 million of related party and other notes payable for which markets or comparable instruments do not exist. This debt bears interest at rates ranging between 10% and 18% and its fair value is not readily determinable. The remaining fixed-rate debt also includes a $3.5 million recently negotiated notes payable for which its carrying value approximates fair value.

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

     On September 24, 2002, we sold Kingway, our discontinued materials handling systems operations, for cash proceeds of $25.0 million and a $7.0 million note receivable in amounts of up to $2.333 million in each of 2003, 2004 and 2005. Future proceeds under the note receivable are contingent upon the combined operations of the buyer's material handling businesses exceeding certain specified amounts such that EBITDA in excess of $10.0 million in 2003, $12.0 million in 2004 and $14.0 million in 2005 are to be paid to the Company. In 2003, the EBITDA of the buyer's material handling businesses did not exceed $10.0 million. The net cash proceeds of $24.12 million after transaction-related expenses were used to reduce borrowings under our BOA revolving credit facility of $15.96 million, term loan A facility of $7.11 million and pay overadvance fees of $1.05 million. We realized a net gain of $3.1 million, classified within discontinued operations, on this transaction. Finalization of this sale was subject to a post-closing working capital adjustment. The buyer alleged it was owed approximately $905,000 based on its calculation of working capital on the closing date. Pursuant to the asset purchase agreement, we submitted this dispute to a mutually agreed-upon independent accounting firm for resolution in arbitration. The arbitrator for the dispute determined that, of the $905,000 working capital deficiency claimed by the buyer, $704,000 was not valid. The Company and the Buyer entered into a payment arrangement for a total of $200,000 to be paid in $50,000 installments by the Company, which began in December 2003.

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

     Summarized results of discontinued operations for the years ended December 31, 2003 and 2002 follow (in thousands):

                                                   2003                2002
                                                 --------            --------
Net sales                                        $      -            $ 33,423
Income (loss) before taxes                           (942)             (1,326)

     The loss from discontinued operations of $0.9 million in 2003 relates to an evaluation of legacy healthcare costs, which increased substantially in the third quarter of 2003. The adjustment in 2003 is to recognize these unanticipated healthcare costs, totaling $0.7 million, which significantly exceeded the accrual for such costs established at year-end 2002. The remaining $0.2 million loss from discontinued operations in 2003 represents legacy legal costs relating to litigation surrounding our discontinued bridges and cranes operations.

     Interest expense is allocated to discontinued operations on the basis of the percentage of total average assets of discontinued operations to gross total assets for the period presented. The above results of discontinued operations include actual and allocated interest expense totaling $2.5 million for the year ended December 31, 2002.


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

     Metals includes two reportable segments: Pressure vessels and springs; and Cylinders. Plastics is a single segment.

     Reunion manufactures products in the United States. Of Reunion's $68.5 million of consolidated net sales for 2003, $7.5 million were export sales, of which $6.0 million related to pressure vessel sales and $1.2 million related to Plastics. The remainder related to cylinder sales in Canada. Of the $6.0 million of foreign pressure vessel sales, approximately $4.9 million was in the Far East (principally China and Taiwan) and $0.6 million was in Western Europe. The remainder was in Canada. Plastics export sales included $0.5 million in Mexico with the remainder in Europe and Canada. During 2003, no one customer accounted for more than 10.0% of the net sales of Reunion. Segment data, including earnings before interest, taxes, depreciation and amortization (EBITDA) (in thousands except for related notes):

                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
2003:
-----
  Metals:
Pressure vessels and springs    $ 23,531   $  3,677   $      -   $ 13,407
Cylinders                         17,891        353        101      7,877
                                --------   --------   --------   --------
  Subtotal Metals                 41,422      4,030        101     21,284
Plastics                          27,087      1,522        178     14,516
Corporate and other (3)                -     (3,440)         3     15,723
                                --------   --------   --------   --------
  Totals                        $ 68,509      2,112   $    282   $ 51,523
                                ========              ========   ========
Gain on extinguishment of debt               10,991
Depreciation (6)                             (2,582)
Interest expense                             (6,939)
                                           --------
  Income from continuing operations
    before income taxes                    $  3,582
                                           ========
2002:
-----
  Metals:
Pressure vessels and springs    $ 20,135   $  1,103   $     52   $ 13,725
Cylinders                         18,087       (286)        92      9,700
                                --------   --------   --------   --------
  Subtotal Metals                 38,222        817        144     23,425
Plastics                          32,577      1,914        126     16,536
Corporate and other (4)                -     (3,482)         2     15,357
Discontinued operations                -          -        230          -
                                --------   --------   --------   --------
  Totals                        $ 70,799       (751)  $    502   $ 55,318
                                ========              ========   ========
Depreciation only (6)                        (2,762)
Interest expense                             (8,020)
                                           --------
  Loss from continuing operations
    before income taxes                    $(11,533)
                                           ========
2001:
-----
  Metals:
Pressure vessels and springs    $ 41,594   $  6,085   $    260   $ 17,936
Cylinders                         19,369     (2,182)        26      9,662
                                --------   --------   --------   --------
  Subtotal Metals                 60,963      3,903        286     27,598
Plastics                          38,532     (1,123)     1,066     18,443
Corporate and other (4)                -     (3,660)        10     14,572
Discontinued operations                -          -      1,535     23,803
                                --------   --------   --------   --------
  Totals                        $ 99,495       (880)  $  2,897   $ 84,416
                                ========              ========   ========
Write-off of impaired goodwill               (2,946)
Depreciation and amortization (5)(6)         (5,392)
Interest expense                             (7,057)
                                           --------
  Loss from continuing operations
    before income taxes                    $(16,275)
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

(2) Corporate and other assets at December 31, 2003, 2002 and 2001 includes $8.0 million of goodwill that relates to the Company's pressure vessel and springs segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of pressure vessels and springs.

(3) Includes gains totaling $0.2 million on sales of property and equipment.

(4) Includes gain of $0.4 million on sale of equipment with no carrying value.


(5) Excludes amortization of deferred financing costs of $999,000 for the year ended December 31, 2001, which is included in interest expense.

(6) The Company ceased amortizing goodwill effective January 1, 2002.

NOTE 18:   QUARTERLY DATA (unaudited)

     Results by quarter for 2003 and 2002 follow:

                                                 2003 Quarter Ended
                                       --------------------------------------
                                       March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 21,263  $ 18,076  $ 14,707  $ 14,463
Operating costs and expenses             19,845    17,488    14,431    13,376
                                       --------  --------  --------  --------
  Operating income (loss)              $  1,418  $    588  $    276  $  1,087
                                       ========  ========  ========  ========
Income (loss) from continuing
  operations                           $    (91) $ (1,324) $ (1,461) $  6,458
Income (loss) from discontinued
  operations                                  -         -      (592)     (350)
                                       --------  --------  --------  --------
  Net income (loss)                    $    (91) $ (1,324) $ (2,053) $  6,108
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $  (0.01) $  (0.08) $  (0.09) $   0.40
                                       ========  ========  ========  ========
Diluted                                $  (0.01) $  (0.08) $  (0.09) $   0.37
                                       ========  ========  ========  ========
Significant item included in results
  of continuing operations which might
  affect comparability:
Gain on extinguishment of debt         $      -  $      -  $      -  $ 10,991
                                       ========  ========  ========  ========

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
                                       ========  ========  ========  ========

                           REUNION INDUSTRIES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II
                            (dollars in thousands)

                                  Charged to
                      Beginning   Costs and                           Ending
Year ended:           Balance     Expenses     Other     Deductions   Balance
-----------           ---------   ----------  -------    ----------   -------
    December 31, 2003:
Allowance for doubtful
  accounts             $   300     $   205    $     -      $   20(1)  $   485
Inventory obsolescence
  reserve                1,056         147       (166)        477(2)      560
Deferred tax valuation
  allowance             46,955           -          -       2,335      44,620
Reserve for
  restructuring            861           -       (117)        270         474

    December 31, 2002:
Allowance for doubtful
  accounts             $   212     $   198    $    50 (4) $   160(1)  $   300
Inventory obsolescence
  reserve                1,504         285          -         733(2)    1,056
Deferred tax valuation
  allowance             50,475           -          -       3,520      46,955
Reserve for
  restructuring          1,192           -          -         331         861

    December 31, 2001:
Allowance for doubtful
  accounts             $   554     $   168    $  (226)(3) $   284(1)  $   212
Inventory obsolescence
  reserve                  887       1,113       (275)(3)     221(2)    1,504
Deferred tax valuation
  allowance             35,734      14,741          -           -      50,475
Reserve for
  restructuring              -       1,192          -           -       1,192
_________________________
(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory written off.
(3) Reduction to beginning balance due to businesses classified as discontinued operations during 2001.
(4)  Transferred from accrued liabilities.

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

21.1    List of subsidiaries and jurisdictions of organization.(1)

23.1 Consent of Independent Public Accountants - Mahoney Cohen & Company, CPA, P.C.(1)

23.2    Consent of Independent Public Accountants - Ernst & Young LLP(1)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1    Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2    Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1) -   Filed herewith.

*   -   Compensatory plan or arrangement.

                                                            EXHIBIT 21.1

                           REUNION INDUSTRIES, INC.
                     SUBSIDIARIES AS OF DECEMBER 31, 2003

Company                                       Incorporated        Parent
-------                                       ------------        ------
1  Reunion Industries, Inc.                   Delaware
2  Buttes Drilling-C Company                  Texas                  1
3  Reunion Titan, Inc.                        Texas                  2
4  Reunion Potash Company                     Delaware               1
5  Shanghai Klemp Metals Products Company     Peoples Republic
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

                                                          EXHIBIT 23.1

                       Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-37702) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 333-62074) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 33-77232) pertaining to the 1993 Stock Option Plan, the Registration Statement (Form S-3 No. 33-77566) pertaining to the registration of 248,500 shares of common stock, the Registration Statement (Form S-3 No. 333-37368) pertaining to the registration of 8,269,479 shares of common stock and the Registration Statement (Form S-3 No. 333-41842) pertaining to the registration of 3,245,515 shares of common stock of Reunion Industries, Inc. of our report dated March 19, 2004, with respect to the consolidated financial statements and schedule of Reunion Industries, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2003.


                    /s/ Mahoney Cohen & Company, CPA, P.C.


New York, New York
March 30, 2004

                                                          EXHIBIT 23.2

                       Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-37702) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 333-62074) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 33-77232) pertaining to the 1993 Stock Option Plan, the Registration Statement (Form S-3 No. 33-77566) pertaining to the registration of 248,500 shares of common stock, the Registration Statement (Form S-3 No. 333-37368) pertaining to the registration of 8,269,479 shares of common stock and the Registration Statement (Form S-3 No. 333-41842) pertaining to the registration of 3,245,515 shares of common stock of Reunion Industries, Inc. of our report dated March 14, 2003, with respect to the consolidated financial statements and schedule of Reunion Industries, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2003.


                            /s/ Ernst & Young LLP


Pittsburgh, Pennsylvania
March 26, 2004

                                                            EXHIBIT 31.1
                                  CERTIFICATION

I, Charles E. Bradley, Sr., certify that:

1. I have reviewed this annual report on Form 10-K of Reunion Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 30, 2004

/s/ Charles E. Bradley, Sr.
-------------------------------------
    Chief Executive Officer

                                                            EXHIBIT 31.2
                                  CERTIFICATION

I, John M. Froehlich, certify that:

1. I have reviewed this annual report on Form 10-K of Reunion Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 30, 2004

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                            EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this annual report on Form 10-K of Reunion Industries, Inc. for the fiscal year ended December 31, 2003, I, Charles E. Bradley, Sr., Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-K for the fiscal year ended December 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-K for the fiscal year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: March 30, 2004

/s/ Charles E. Bradley, Sr.
---------------------------
Chief Executive Officer

                                                            EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this annual report on Form 10-K of Reunion Industries, Inc. for the fiscal year ended December 31, 2003, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-K for the fiscal year ended December 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-K for the fiscal year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: March 30, 2004

/s/ John M. Froehlich
---------------------------
Chief Financial Officer

