Form 10-K/A
period 2003-12-31
REUNION INDUSTRIES INC
filed 2004-04-29
CIK 1003429

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

==============================================================================
    Reunion Industries, Inc. (the "Company", "Reunion Industries" or "Reunion") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004, to provide certain information previously omitted from such report and to correct a typographical error in such report.

     Five items that were previously omitted and one item being corrected include:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     NOTE 18: QUARTERLY DATA (unaudited) is amended to correct the operating costs and expenses and operating income for the fourth quarter of 2003.


The information required by such items is provided herein as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     As of April 29, 2004, the following individuals were directors and/or named executive officers of Reunion Industries, Inc. (the "Company", "Reunion Industries" or "Reunion").
                                                         Director
Name                     Principal Position         Age  Since
-----------------------  -------------------------  ---  --------
Thomas N. Amonett(1)(2)  Director                    60  1992
Charles E. Bradley, Sr.  Director, Chairman & CEO    74  1995
Kimball J. Bradley       Director, President & COO   38  2000
Thomas L. Cassidy(1)(2)  Director                    75  1995
David E. Jackson(1)(2)   Director                    45  2003
Joseph C. Lawyer         Director, Vice Chairman     58  2000
John G. Poole            Director                    61  1996
John M. Froehlich        Executive Vice President,   61  N/A
                           Chief Financial Officer
                           and Secretary

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

     CHARLES E. BRADLEY, SR. became a director of Reunion Industries on
June 20, 1995 and was appointed President and Chief Executive Officer of Reunion Industries on October 26, 1995. He became Chairman effective March 16, 2000. Mr. Bradley, Sr. was a co-founder of Stanwich Consulting Corp., formerly known as Stanwich Partners, Inc. (SPI), in 1982 and has served as its President since that time. SPI is a private investment company. He was a director of Chatwins Group, Inc. (Chatwins Group) from 1986 until its merger with Reunion Industries on March 16, 2000 and was Chairman of the Board of Chatwins Group from 1988 until the merger. Mr. Bradley, Sr. is currently the President and a director of Sanitas, Inc. and Texon Energy Corporation, both inactive companies. Since May 1997, he has been President and sole director of Stanwich Financial Services Corp. (SFSC), which, on June 25, 2001, filed a voluntary petition in the United States Bankruptcy Court for the District of Connecticut for reorganization under Chapter 11 of the United States Bankruptcy Code. SFSC is in the structured settlement business. Mr. Bradley, Sr. was chairman of the board of directors of DeVlieg-Bullard, Inc. when, on July 15, 1999, it filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Ohio for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. Bradley is the father of Kimball J. Bradley.

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

     DAVID E. JACKSON became a director of Reunion Industries on June 26, 2003. He is the CEO of Bingo Country Holdings, Ltd. in Toronto, Canada. He has over fifteen years experience as a portfolio manager investing in distressed securities having worked as a portfolio manager with Avenue Capital Management, Oppenheimer & Co. Inc., EBF & Associates and Cargill, Inc.

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

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Reunion's directors and officers and persons who own beneficially more than 10% of the common stock of Reunion Industries to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock of Reunion Industries. Directors, officers and persons owning more than 10% of the common stock of Reunion Industries are required to furnish Reunion Industries with copies of all such reports. Based solely on Reunion's review of the copies of such forms it has received and representations from certain persons that they were not required to file reports on Form 5 for 2003, Reunion Industries believes that all its officers, directors and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2003, except that (1) Mr. Bradley, Sr. filed five late reports (by a Form 5) relating to eight transactions, (2) Mr. Kimball J. Bradley filed four late reports (by a Form 5) relating to seven transactions, (3) The Charles E. Bradley, Sr. Family Limited Partnership filed three late reports (by a Form 5) relating to five transactions and (4) Mr. Lawyer filed one late report relating to two transactions.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for services to Reunion Industries by our executive officers for the last three completed fiscal years. There was no other annual compensation for any executive of the Company in the last three completed fiscal years.
                                                      Long-Term
                                                    Compensation
                                                    ------------
                               Annual Compensation     Shares
                               -------------------   Underlying     All Other
Name and Position        Year  Salary     Bonus(1)  Stock Option  Compensation
-----------------------  ----  --------   --------  ------------  ------------

Charles E. Bradley, Sr.  2003  $400,024   $      0       100,000   $  1,020(2)
  Chairman and Chief     2002   400,024          0             0      6,516(2)
  Executive Officer      2001   400,024          0         5,000      6,266(2)

Joseph C. Lawyer         2003   200,000          0             0      1,020(3)
  Vice Chairman          2002   245,830          0             0      1,020(3)
                         2001   289,011          0        10,000      9,520(3)

Kimball J. Bradley       2003   366,819          0       300,000     15,480(4)
  President and Chief    2002   347,765          0             0      1,020(4)
  Operating Officer      2001   318,238          0        50,000      9,520(4)

John M. Froehlich        2003   210,001          0             0      8,801(5)
  Executive Vice         2002   206,246          0             0      1,020(5)
  President of Finance   2001   180,000          0        25,000      9,520(5)
  and Chief Financial
  Officer

Jack T. Croushore        2003   209,000          0        50,000      7,020(6)
  President CPI Division 2002   209,000          0             0      6,476(6)
                         2001   212,360    100,000        25,000     14,223(6)

(1) Amounts shown for bonuses are amounts earned for the period shown, although such bonuses are generally paid in the subsequent year.

(2) Includes 401(k) matching payments of $5,496 in 2002 and $5,246 in 2001. Includes a healthcare benefit credit of $1,020 in each year.

(3) Includes payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $8,500 in 2001. Includes a healthcare benefit credit of $1,020 in each year.

(4) Includes payments of life insurance premiums of $14,460 in 2003 and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $8,500 in 2001. Includes a healthcare benefit credit of $1,020 in each year.

(5) Includes payments of life insurance premiums of $7,781 in 2003 and payments under the Chatwins Group, Inc. Money Purchase Plan of $8,500 in 2001. Includes a healthcare benefit credit of $1,020 in each year.

(6) Includes a car allowance of $6,000 in 2003; 401(k) matching payments of $5,456 in 2002 and $4,703 in 2001; and payments under the Chatwins Group, Inc. Money Purchase Plan of $8,500 in 2001. Includes a healthcare benefit credit of $1,020 in each year.

Option Grants

     There were 570,000 options granted in the year ended December 31, 2003, of which 550,000 were granted to employees of Reunion and 20,000 were granted to a non-employee director. The following table shows all options to acquire Reunion Industries common stock granted to the named executive officers during the fiscal year ended December 31, 2003.

                                                             Projected Realiz-
                              Individual Grants(1)           able Value at
                    ---------------------------------------- Assumed Annual
                                % of                         Rates of Stock
                    Number of  Options                       Price Appreci-
                    Securities Granted to                    ation for
                    Underlying Employees  Exercise  Expi-    Option Term(2)
                    Options    in Fiscal  Price     ation    -----------------
Name                Granted    Year       ($/Share) Date        5%       10%
-----------------   ---------- ---------- --------- -------- -------- --------
C.E. Bradley, Sr.   100,000(3)   18.18%    $0.3520  12/01/08  $ 5,641  $16,336
K.J. Bradley        100,000(4)   18.18%    $0.2750  06/26/08  $ 4,407  $12,763
K.J. Bradley        300,000(3)   54.55%    $0.3520  12/01/08  $16,923  $49,009
J.T. Croushore       50,000(5)    9.09%    $0.2500  06/26/13  $ 7,861  $19,722

(1) Options granted to Charles E. Bradley, Sr. and Kimball J. Bradley have an exercise price equal to 110% of the fair market value of Reunion Industries' common stock on the grant date. The remaining options have an exercise price of 100% of the fair market value on the grant date. Reunion Industries has not issued any stock appreciation rights.

(2) As required by SEC rules, these columns show potential gains that may exist for the respective options, assuming that the market price for Reunion's common stock appreciated from the grant date to the end of the option terms at rates of 5% and 10%, respectively. The amounts are not estimates of Reunion's future stock price performance and are not necessarily indicative of Reunion's future stock performance. If the price of Reunion's common stock does not increase above the exercise price, no value will be realized from these options.

(3) These options were granted on December 1, 2003. Assuming continued employment with Reunion, these options have a 5-year term and will become exercisable in one-third increments on the first, second and third anniversaries of their issuance.

(4) These options were granted on June 26, 2003. Assuming continued employment with Reunion, these options have a 5-year term and will become exercisable in one-third increments on the first, second and third anniversaries of their issuance.

(5) These options were granted on June 26, 2003. Assuming continued employment with Reunion, these options have a 10-year term and will become exercisable in one-third increments on the first, second and third anniversaries of their issuance.

Option Exercises

     There were no options exercised during 2003.

Equity Compensation Plan Information

     See ITEM 5. "MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS."

Director Compensation

     Directors not otherwise compensated by Reunion receive annual retainers of $18,000 for service on the board and $500 for each board or committee meeting attended. Compensation paid to non-employee directors during 2003 for service in all board capacities aggregated $86,000. Directors are reimbursed for the actual cost of any travel expenses incurred. In addition to his director's fees, Mr. Poole received $42,000 for consulting services during 2003.

     Non-employee directors of Reunion Industries are eligible for awards under the 1998 Stock Option Plan. During 2003, 20,000 options were granted to one non-employee director.

Key Person Insurance

     As of June 29, 1994, Chatwins Group and Charles E. Bradley, Sr. agreed to a split-dollar life insurance arrangement. Pursuant to this arrangement, Chatwins Group agreed to maintain three universal type life policies on Mr. Bradley, Sr. and his wife. Chatwins Group will be reimbursed for the premiums it pays for such policies from either the death benefit of the policies or their cash surrender value. Mr. Bradley, Sr. agreed with Chatwins Group that if the policy proceeds are insufficient to reimburse Chatwins Group for the full amount of premiums paid, he would pay the shortfall to Chatwins Group. This arrangement was assumed by Reunion in connection with the merger of Chatwins Group with and into Reunion Industries on March 16, 2000. No premiums were paid by the Company in 2003.

     As of October 24, 1994, Chatwins Group and Joseph C. Lawyer agreed to a split-dollar life insurance arrangement. Pursuant to this arrangement, Chatwins Group agreed to maintain a universal type life policy on Mr. Lawyer. Chatwins Group will be reimbursed for the premiums it pays for such policy from either the death benefit of the policy or its cash surrender value. Mr. Lawyer agreed with Chatwins Group that if the policy proceeds are insufficient to reimburse Chatwins Group for the full amount of premiums paid, he would pay the shortfall to Chatwins Group. This arrangement was assumed by Reunion in connection with the merger of Chatwins Group with and into Reunion on March 16, 2000. No premiums were paid by the Company in 2003.

     As of December 12, 1995, Chatwins Group and John G. Poole agreed to a split-dollar life insurance arrangement. Pursuant to this arrangement, Chatwins Group agreed to maintain two universal type life policies on Mr. Poole. Chatwins Group will be reimbursed for the premiums it pays for these policies from either the death benefit of the policies or their cash surrender value. Mr. Poole agreed with Chatwins Group that if the policy proceeds are insufficient to reimburse Chatwins Group for the full amount of premiums paid, he would pay the shortfall to Chatwins Group. This arrangement was assumed by Reunion in connection with the merger of Chatwins Group with and into Reunion on March 16, 2000. No premiums were paid by the Company in 2003.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reunion Industries has 16,278,519 shares of common stock outstanding as of April 29, 2004. The following table sets forth information regarding the beneficial ownership of our common stock by (i) each stockholder known to us to own 5% or more of our common stock, (ii) each director of Reunion Industries, (iii) each of the chief executive officer and the other named executives of Reunion, and (iv) all current directors and executive officers as a group. Except as set forth in the footnotes to the following table, each stockholder has sole dispositive and voting power with respect to the shares of our common stock shown as beneficially owned by him.

                                                                % of
                                                             Outstanding
Beneficial Owner                        Shares Owned           Shares
--------------------------------  -------------------------  -----------
Kimball J. Bradley                6,050,335 (1)                 37.1%
  c/o Reunion Industries, Inc.
  11 Stanwix Street, suite 1400
  Pittsburgh, PA 15222
The Charles E. Bradley, Sr.
Family Limited Partnership        4,310,813 (5)                 26.5%
  c/o Stanwich Partners, Inc.
  62 Southfield Ave.
  One Stamford Landing
  Stamford, CT 06902
Charles E. Bradley, Sr.           1,877,174 (2)(3)(4)           11.5%
  c/o Stanwich Partners, Inc.
  62 Southfield Ave.
  One Stamford Landing
  Stamford, CT 06902
Stanwich Financial Services Corp. 1,651,697                     10.1%
  62 Southfield Ave.
  One Stamford Landing
  Stamford, CT 06902
The John Grier Poole Family
Limited Partnership               1,499,747 (5)                  9.2%
  c/o Stanwich Partners, Inc.
  62 Southfield Ave.
  One Stamford Landing
  Stamford, CT 06902
Thomas N. Amonett                    78,000                      0.5%
Thomas L. Cassidy                    62,362                      0.4%
David E. Jackson                      6,667 (6)        less than 0.1%
Joseph C. Lawyer                    701,751 (7)                  4.3%
John G. Poole                       757,438 (8)                  4.7%
John M. Froehlich                    74,008                      0.5%
Jack T. Croushore                   211,854 (9)                  1.3%

All Officers and Directors as
  a group (9 individuals)         9,819,589 (10)                60.3%

(1) Includes (a) 4,310,813 shares owned by The Charles E. Bradley, Sr. Family Limited Partnership (the "Bradley Partnership") of which Kimball J. Bradley is general partner and (b) 33,333 shares subject to an option exercisable within 60 days.

(2) Mr. Bradley, Sr. and his wife own, respectively, a 28% and a 1% limited partnership interest in the Bradley Partnership, which in turn beneficially owns 4,310,813 shares of common stock. Because Mr. Bradley, Sr. and his wife have no dispositive power as to the shares owned by the Bradley Partnership, he disclaims any beneficial ownership thereof, and none of such shares are included as being beneficially owned by him in the table above.

(3) Includes 1,651,697 shares owned by Stanwich Financial Services Corp., with which Mr. Bradley, Sr. shares voting and dispositive power. Mr. Bradley, Sr. owns 100% of the parent company of Stanwich Financial Services Corp., and may be deemed to be the beneficial owner of these shares. Disposition of these shares is subject to the approval of the bankruptcy court before which Stanwich Financial Services Corp.'s Chapter 11 case is pending.

(4) Includes 100,000 shares owned by Hanna Investment Corporation, with which Mr. Bradley, Sr. shares voting and dispositive power. Mr. Bradley, Sr. is the controlling stockholder of the parent company of Hanna Investment Corporation and may be deemed to be the beneficial owner of these shares.

(5) Pursuant to the Securities Pledge Agreement dated as of May 1, 1993 among the Charles E. Bradley, Sr. Family Limited Partnership, the John Grier Poole Family Limited Partnership, and U.S. Bank, National Association, as successor Collateral Agent to State Street Bank and Trust Company and the First National Bank of Boston, the Bradley Partnership pledged 4,145,247 shares and the Poole Partnership pledged 552,703 shares to secure the obligations of Reunion Industries under the Indenture, dated as of May 1, 1993, between Reunion and the Collateral Agent relating to certain Senior Notes issued by Reunion Industries in 1993 that were due in 2003.

(6)   Represents shares subject to an option exercisable within 60 days.

(7) Includes 3,567 shares beneficially owned by Mr. Lawyer's wife, as to which he has no voting or dispositive power. Mr. Lawyer may be deemed to be the beneficial owner of these shares.

(8) Includes 139,808 shares as to which Mr. Poole has voting rights, but not dispositive rights.

(9)   Includes 16,666 shares subject to an option exercisable within 60 days.

(10)  Includes 56,666 shares subject to options exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Parties

     Reunion Industries, Inc. - Reunion is a publicly traded Delaware corporation headquartered in Pittsburgh, Pennsylvania. Charles E. Bradley, Sr. (Mr. Bradley) is chairman of the board and Chief Executive Officer of Reunion. Kimball J. Bradley is President, Chief Operating Officer, a director of Reunion and son of Mr. Bradley.

     Stanwich Consulting Corp. - Stanwich Consulting Corp. (SCC), formerly known as Stanwich Partners, Inc. (SPI), is engaged in consulting services in the field of financial planning and reporting. Mr. Bradley is the President of SCC.

     Stanwich Financial Services Corp. - SFSC is a privately held corporation in the structured settlement business. SFSC is owned 100% by Mr. Bradley. The Company has been named as a defendant in several lawsuits filed against SFSC. See ITEM 8, Note 14: Commitments and Contingencies.

     NPS Acquisition Corp. - NPS Acquisition Corp. (NPSAC) was formed by Mr. Bradley to acquire and hold NAPTech Pressure Systems (NAPTech). NAPTech was based in Clearfield, Utah and manufactures seamless steel pressure vessels, an existing Metals product line. In January 2001, NPSAC was merged into the Company.

     CPS Leasing, Inc. - CPS Leasing, Inc. (CPSL) is a subsidiary of Consumer Portfolio Services, Inc. (CPS). Mr. Bradley and Mr. Poole are stockholders of CPS. Mr. Poole is a director of CPS and Mr. Bradley was a director until July 2001. Charles E. Bradley Jr., Mr. Bradley's son and Kimball J. Bradley's brother, is President of CPS. CPSL is primarily engaged in machinery and equipment lease financing.

Transactions and Balances

SPI Consulting Agreement

     Reunion maintained a consulting agreement with SPI under which $300,000 was recorded as expense during the year ended December 31, 2001. The agreement was terminated effective September 30, 2002. During 2002, $225,000 was expensed related to this agreement. The Company made advances during 2002 totaling $127,795 to SPI related to this agreement, including $25,000 relating to stock options exercised by Mr. Bradley. At December 31, 2003 and 2002, $117,205 was owed to SPI under this agreement and is classified as due to related parties in the consolidated balance sheet in ITEM 8.

SFSC Notes Payable

     The Company assumed three notes payable to SFSC related to acquisitions in 2000 and 2001. At December 31, 2003 and 2002, their balances of $2,998,000, $500,000 and $100,000 are included in notes payable - related parties in the accompanying consolidated balance sheet. During 2003 and 2002, no interest was paid to SFSC related to these notes payable. At December 31, 2003 and 2002, accrued and unpaid interest due to SFSC related to these notes payable of $1,844,283 and $1,219,572, respectively, is included in due to related parties in the consolidated balance sheet in ITEM 8. These notes payable are included in the SFSC bankruptcy settlement described in ITEM 8,
Note 14 under the heading "SFSC Litigation."

SFSC Note Receivable

     In August 1999, pre-merger Reunion loaned $310,000 to SFSC. The loan was scheduled to be repaid in December 1999 with interest at 15%. In December 1999, the Company agreed to extend the maturity to March 2000 and loaned an additional $40,000 to SFSC also with interest at 15%, which was repaid in March 2000. The remaining balance including accrued and unpaid interest due from SFSC at December 31, 2003 and 2002 is $465,000 and is included in due from related parties in the consolidated balance sheet in ITEM 8. This note receivable is included in the SFSC bankruptcy settlement described in ITEM 8,
Note 14 under the heading "SFSC Litigation."

CPS Leasing, Inc.

     Reunion entered into various operating lease agreements with CPSL. During 2003 and 2002, lease payments totaling $336,000 and $580,000, respectively, were paid to or accrued for CPSL. At December 31, 2003, the Company has future minimum rental commitments under noncancellable operating leases with CPSL totaling $1,460,000.

SFSC Collateral Fees

     To close on the BOA refinancing in March 2000, SFSC provided side collateral in the form of CPS debt and common stock to support the borrowings. Under this arrangement, SFSC was to receive a 5% collateral fee for as long as the collateral was in place. Such collateral remained in place until the Congress refinancing in December 2003. However, in January 2003, Mr. Bradley agreed to absorb this collateral fee expense to SFSC on a going forward basis with no further obligation to the Company. In each of 2002 and 2001, the Company recorded interest expense of $283,000 related to this arrangement. No payments have been made under this arrangement during 2003 or 2002. During 2001, the Company made a $100,000 payment related to this arrangement. At December 31, 2003 and 2002, $690,041 is included in due to related party in the consolidated balance sheet in ITEM 8. These collateral fees are included in the SFSC bankruptcy settlement described in ITEM 8, Note 14 under the heading "SFSC Litigation."

     In March 2000, SFSC pledged a $5.0 million note from CPS to secure the obligations of NPSAC to the former owners of the business. NPSAC agreed to pay SFSC a 2% credit support fee for this pledge. The Company assumed this credit support obligation in the acquisition of NPSAC. No payments have been made under this arrangement during 2003 or 2002. At December 31, 2003 and 2002, accrued and unpaid fees totaling $293,943 and $226,990, respectively, were due to SFSC under this credit support obligation and included in due to related parties in the consolidated balance sheet in ITEM 8.

Cash Surrender Value of Life Insurance Policies

     The Company pays the premiums on life insurance policies covering Mr. Bradley, Mr. Joseph C. Lawyer (Mr. Lawyer), the Company's vice chairman and a director, and Mr. Poole. Pursuant to these arrangements, the Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policy or their cash surrender value. The covered individuals have agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of the premiums paid, they will cover the shortfall. As of December 31, 2003 and 2002, premiums paid by the Company in excess of the cash surrender values of the policies totaled $940,000 and $1,031,000, respectively, and are included in due from related parties in the consolidated balance sheet in ITEM 8.

Mr. Bradley Notes Payable

     At the time of the merger, the Company assumed a note payable to Mr. Bradley related to pre-merger Reunion's plastics business. At December 31, 2002 and 2001, the balance of $1,017,000 is included in notes payable - related parties in the consolidated balance sheet in ITEM 8. No interest was paid in 2003 or 2002. The note payable and any accrued and unpaid interest have been assigned to SFSC. During 2001, $55,000 was paid to SFSC related to this note payable. At December 31, 2003 and 2002, accrued and unpaid interest due related to this note payable of $280,166 and $168,283, respectively, is included in due to related parties in the consolidated balance sheet in ITEM
8. This note payable is included in the SFSC bankruptcy settlement described in ITEM 8, Note 14 under the heading "SFSC Litigation."

     In January 2003, Mr. Bradley made a $500,000 payment on behalf of the Company to the Shaw Group, former owner of Naptech Pressure Systems and holder of a $3,644,000 15% note payable assumed by Reunion in the NPSAC acquisition in January 2001. In exchange for the payment, the Company issued a $500,000 10% note payable to Mr. Bradley. The note payable and any accrued but unpaid interest is due on October 31, 2004. At December 31, 2003, accrued and unpaid interest related to this note totaled $50,000 and is included in due to related parties in the consolidated balance sheet in ITEM 8. Mr. Bradley's rights under this note are subordinate to the Company's indebtedness to Congress.

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

Kimball Bradley Guarantees

     To facilitate obtaining new financing with two private investment funds and the closing of the refinancing of the Company's bank debt with Congress in December 2003, Kimball Bradley provided personal guarantees totaling $9.2 million, including guarantees of two notes payable totaling $7.7 million and $1.5 of the revolving credit portion of the new Congress facilities. In exchange for his guarantees, the Board of Directors approved 2% guarantee fees to be paid to Kimball Bradley during the time period such guarantees are in place. Amounts payable under these arrangements are being offset against an employee advance previously received by Kimball Bradley and owed to the Company. Such advance totaled $55,000 at the time of the refinancing. In addition, Kimball Bradley owed the Company $19,000 for the December 2002 exercise of 95,000 options which had been repriced to $0.20. Through December 31, 2003, guarantee fees totaling $74,963 had been incurred by the Company, of which $74,000 was offset against amounts due from Kimball Bradley. The remaining $963 is included in due to related parties at December 31, 2003 in the consolidated balance sheet in ITEM 8. See "Employee Advances" below.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Ernst & Young LLP, Mahoney Cohen & Company, CPA, P.C.
  and Wiss & Company, LLP

   The following table presents fees paid by Reunion Industries for professional services rendered by Ernst & Young LLP, Mahoney Cohen & Company, CPA, P.C. and Wiss & Company, LLP for the years ended December 31, 2003 and 2002.

Fee category and service provider                          2003        2002
-------------------------------------------------------  --------    --------
Audit fees - Ernst & Young LLP                           $ 18,300    $178,000
Audit fees - Mahoney Cohen & Company, CPA, P.C.           156,500           -
Audit fees - Wiss & Company, LLP                            6,500           -
Audit-related fees - Ernst & Young LLP                     47,675      36,500
                                                         --------    --------
  Total fees                                             $228,975    $214,500
                                                         ========    ========

   Audit fees were for professional services rendered for the audit of Reunion Industries' consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

   Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of Reunion Industries' consolidated financial statements and are not reported under audit fees. These services primarily include employee benefit plan audits not necessarily required by statute or regulation.

   Reunion Industries paid no tax or other fees in either 2003 or 2002.

Policy on Audit Committee Pre-Approval of Audit and Permissible
  Non-Audit Services of Independent Auditors

   The audit committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The Company hereby amends Item 15 to correct an error relating to NOTE 18: QUARTERLY DATA (unaudited) in the consolidated financial statements for the year ended December 31, 2003. Specifically, NOTE 18: QUARTERLY DATA (unaudited) is amended to correct the operating costs and expenses and operating income for the fourth quarter of 2003 to the amounts indicated below:
                                                 2003 Quarter Ended
                                       --------------------------------------
                                       March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 21,263  $ 18,076  $ 14,707  $ 14,463
Operating costs and expenses             19,845    17,488    14,431     6,224
                                       --------  --------  --------  --------
  Operating income (loss)              $  1,418  $    588  $    276  $  8,239
                                       ========  ========  ========  ========

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2004                REUNION INDUSTRIES, INC.
      --------------
                                     By: /s/ Charles E. Bradley, Sr.
                                        ----------------------------
                                             Charles E. Bradley, Sr.
                                     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on this 29th day of April, 2004.

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