Form 10-Q
period 2004-03-31
REUNION INDUSTRIES INC
filed 2004-05-17
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

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

At April 30, 2004, 16,278,579 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 32 pages.

==============================================================================
               FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. The forward-looking statements contained in this report are enclosed in brackets [] for ease of identification. All forward-looking statements involve risks and uncertainties which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. Factors that could cause actual results to differ materially from those described in the forward-looking statements include, without limitation, the strengths/weaknesses of the Company's primary markets, the Company's ability to negotiate trade terms with its vendors and the continued compliance of the Company's with the financial and other covenants contained in its current financing agreements. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend, and is not obligated, to update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            March 31, 2004 (unaudited) and December 31, 2003              4

          Condensed Consolidated Statement of Operations and
            Comprehensive Income (Loss) for the three months ended
            March 31, 2004 and 2003 (unaudited)                           5

          Condensed Consolidated Statement of Cash Flows for
            the three months ended March 31, 2004 and 2003 (unaudited)    6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       17

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   26

          Item 4.  Controls and Procedures                               26


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     26

          Item 6.  Exhibits and Reports on Form 8-K                      27


SIGNATURES                                                               28

CERTIFICATIONS                                                           29

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   AT MARCH 31, 2004 AND DECEMBER 31, 2003
                                (in thousands)

                                              At March 31,     At December 31,
                                                     2004                2003
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,318            $    755
Receivables (net of allowance of
  $483 and $485, respectively)                     10,920              10,031
Advances to employees                                  48                  56
Inventories, net                                   10,463               8,207
Other current assets                                1,268               1,427
                                                 --------            --------
     Total current assets                          24,017              20,476

Property, plant and equipment, net                 13,696              14,197
Due from related parties                            1,041               1,405
Goodwill, net                                      11,007              11,007
Other assets, net                                   4,511               4,438
                                                 --------            --------
Total assets                                     $ 54,272            $ 51,523
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current maturities of debt                       $    670            $    683
Trade payables                                     11,672               9,463
Accrued interest                                    3,002               2,119
Due to related parties                                109               3,276
Other current liabilities                           7,568               7,973
Notes payable                                       4,161               4,161
Notes payable - related parties                       500               5,115
                                                 --------            --------
     Total current liabilities                     27,682              32,790

Long-term debt                                     46,496              41,129
Other liabilities                                   5,402               5,359
                                                 --------            --------
     Total liabilities                             79,580              79,278

Minority interests                                     98                   -

Commitments and contingent liabilities                  -                   -

Stockholders' deficit                             (25,406)            (27,755)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 54,272            $ 51,523
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
           (in thousands, except per share information)(unaudited)

                                                          Three Months Ended
                                                         March 31,   March 31,
                                                             2004        2003
                                                         --------    --------
     Operating revenue:
Sales                                                    $ 18,847    $ 21,263
Cost of Sales                                              15,085      17,072
                                                         --------    --------

  Gross profit                                              3,762       4,191

Selling, general & administrative                           2,687       2,801
Gain on debt extinguishment                                (3,070)          -
Other (income) expense, net                                   (81)         28
                                                         --------    --------

  Operating profit                                          4,226       1,418

Interest expense, net                                       1,779       1,509
                                                         --------    --------
Income (loss) from continuing operations
  before minority interests and income taxes                2,447         (91)

Provision for income taxes                                      -           -
                                                         --------    --------
Income (loss) from continuing operations
  before minority interests                                 2,447         (91)

Minority interests                                             98           -
                                                         --------    --------

Net and comprehensive income (loss)                      $  2,349    $    (91)
                                                         ========    ========

Earnings (loss) applicable to common stockholders        $  2,349    $    (91)
                                                         ========    ========

Earnings (loss) per common share - basic                 $   0.14    $  (0.01)
                                                         ========    ========
Weighted average shares outstanding - basic                16,279      16,279
                                                         ========    ========

Earnings (loss) per common share - diluted               $   0.12    $  (0.01)
                                                         ========    ========
Weighted average shares outstanding - diluted              18,826      16,279
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                (in thousands)
                                 (unaudited)

                                                           Three Months Ended
                                                         March 31,   March 31,
                                                             2004        2003
                                                         --------    --------
Cash used in operating activities                        $    (72)   $   (384)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (122)       (133)
                                                         --------    --------
Cash used in investing activities                            (122)       (133)
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                     1,203       1,646
Repayments of debt                                           (175)     (1,146)
Payments of deferred financing costs                         (271)          -
                                                         --------    --------
Cash provided by financing activities                         757         500
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents          563         (17)
Cash and cash equivalents, beginning of period                755         807
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,318    $    790
                                                         ========    ========

Interest paid                                            $    580    $    550
                                                         ========    ========

     Non-cash financing activity:
Debt extinguishment                                      $  3,070           -
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2004

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Form 10-K/A as filed on April 29, 2004.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2004, the Company had a negative working capital position of $3.1 million net of related party obligations and a deficiency in assets of $25.4 million. These conditions raise substantial doubt about the Companys ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

      On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SECs Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, "Revenue Recognition". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Reunion does not expect the adoption of SAB 104 to have a material effect on its financial condition or results of operations.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and awards. Accordingly, no compensation costs for stock options is included in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants. The following table illustrates the effect on results of operations if the Company had applied fair value recognition provisions of SFAS No. 123.

                                                 Quarter Ended March 31,
                                                   2004           2003
                                                 --------       --------
Net income (loss) as reported                    $  2,349       $    (91)
Deduct:  Total stock-based employee compensation
         determined under fair value method for
         stock options, net of tax                      -              -
                                                 --------       --------
Pro forma income (loss) applicable to
  common stockholders                            $  2,349       $    (91)
                                                 ========       ========
Earnings (loss) per share, as reported           $   0.14       $  (0.01)
                                                 ========       ========
Basic earnings (loss) per share, pro forma       $   0.14       $  (0.01)
                                                 ========       ========
Diluted earnings (loss) per share, as reported   $   0.12       $  (0.01)
                                                 ========       ========
Diluted earnings (loss) per share, pro forma     $   0.12       $  (0.01)
                                                 ========       ========

NOTE 2:  RECENT DEVELOPMENTS

SFSC Litigation Settlement

     The Company had been named as one of several defendants in fifteen consolidated lawsuits filed in December 2000 or early 2001 in the Superior Court for Los Angeles County, California. The plaintiffs in these suits, except one, are structured settlement payees to whom Stanwich Financial Services Corp. (SFSC) is indebted. The Company and SFSC were related parties. The plaintiffs alleged that the Company received loans from SFSC that have not been repaid. On May 25, 2001, SFSC filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Connecticut.

     A settlement was reached in the Superior Court action among the plaintiffs, Bankers Trust Co. and certain other financial institution defendants. In the settlement, Bankers Trust Co. and the other settling financial institution defendants paid the plaintiffs an amount specified in the settlement agreement, and Bankers Trust Co. received an assignment of the claims of the plaintiffs and such other settling defendants against the Company and other defendants. In the SFSC bankruptcy proceeding, the Company and certain other defendants entered into a settlement with SFSC and Bankers Trust Co. Under this settlement (1) the Company is obligated to pay SFSC a settlement amount by December 31, 2006 in the sum of $4.29 million, plus interest at the rate of 10% per annum, in full satisfaction of the Companys indebtedness to SFSC under notes payable totaling $4.6 million, plus interest, and for certain credit support fees payable, which settlement amount is net of an offset against SFSCs note payable to the Company in the amount of $310,000 plus interest, and (2) provided it makes such settlement payment, the Company is released from all claims that have been or could have been asserted against the Company by the plaintiffs or the settling financial institution defendants in the California Superior Court suits or by SFSC in the bankruptcy proceeding. The settlement amount does not constitute a new liability of the Company, as it relates to indebtedness and a note receivable that had previously been recorded on the Companys balance sheet. The settlement resulted in a $3.1 million gain on debt extinguishment.


NOTE 3:  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2004                2003
                                              -----------      --------------
                                              (unaudited)
Congress revolving credit facility               $ 10,417            $  9,214
Congress term loan facility                         3,016               3,175
Note payable due December 1, 2006                   4,200               4,200
Note payable due December 5, 2006 (net of
  warrant value of $75 and $83, respectively)       3,425               3,417
13% senior notes (net of warrant value
  of $288 and $315, respectively)                  21,777              21,750
Notes payable                                       8,451               4,161
Notes payable - related parties                       500               5,115
Capital leases and other                               41                  56
                                                 --------            --------

  Total long-term debt                             51,827              51,088
Classified as current                              (5,331)             (9,959)
                                                 --------            --------
  Long-term debt                                 $ 46,496            $ 41,129
                                                 ========            ========

     Certain notes payable - related parties totaling $4.6 million were settled in the first quarter of 2004, offset against a related party note receivable of $364,000 and reclassified to a note payable totaling $4.29 million. See NOTE 2: RECENT DEVELOPMENTS, "SFSC Litigation Settlement", above.


NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2004                2003
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $  3,693            $  3,206
Work-in-process                                     3,464               2,077
Finished goods                                      3,306               2,924
                                                 --------            --------
  Inventories                                    $ 10,463            $  8,207
                                                 ========            ========

NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the three month period ended March 31, 2004 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2004         $163  $25,609  $(51,548) $ (1,979)  $(27,755)
  Activity (unaudited):
Net income                    -        -     2,349         -      2,349
                           ----  -------  --------  --------   --------
At March 31, 2004          $163  $25,609  $(49,199) $ (1,979)  $(25,406)
                           ====  =======  ========  ========   ========

     The computations of basic and diluted earnings (loss) per common share EPS (LPS) for the three month periods ended March 31, 2004 and 2003 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Three months ended March 31, 2004:
Income available to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  2,349    16,279  $  0.14
                                                                   =======
Dilutive effect of stock options and warrants               2,547
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $  2,349    18,826  $  0.12
                                               ========  ========  =======

     Three months ended March 31, 2003:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $    (91)   16,279  $ (0.01)
                                               ========  ========  =======

     At March 31, 2004, the Company's stock options outstanding totaled 614,000. Such options included a dilutive component of 198,400 shares. At March 31, 2004, outstanding warrants to purchase the Company's common totaled 2,896,238. Such warrants included a dilutive component of 2,348,313 shares. At March 31, 2003, the Company's stock options outstanding totaled 44,000, none of which were at exercise prices below the average market price of the underlying security during the first quarter 2003.

NOTE 6:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. A summary of such legal proceedings follows.

Louisiana Environmental

     In connection with the sale of its former oil and gas operations, pre-merger Reunion retained certain oil and gas properties in Louisiana because of litigation concerning environmental matters. The Company is in the process of environmental remediation under a plan approved by the Louisiana Department of Natural Resources Office of Conservation (LDNROC). The Company has recorded an accrual for its proportionate share of the remaining estimated costs to remediate the site based on plans and estimates developed by the environmental consultants hired by the Company. During 1999, the Company conducted remediation work on the property. The Company paid $172,000 of the total cost of $300,000. Regulatory hearings were held in January 2000 and 2001 to consider the adequacy of the remediation conducted to date. In August 2001, LDNROC issued its order for the Company to complete the soil remediation under the plan approved in 1999 and to perform additional testing to determine to what extent groundwater contamination might exist. No remediation was performed in 2000, 2001 or 2002 pending the decision. However, the Company has paid $434,000 for its share of consulting services in connection with the hearings. Most recently, the Company's environmental consultants filed with the LDNROC updated amendments to the prior approved plan for sampling and remediation. If approved, the plan will be implemented. At March 31, 2004, the balance accrued for these remediation costs is approximately $831,000.
The Company believes that future remediation costs will not exceed the amount accrued and will be funded by net production revenues of the producing wells on the property as part of the settlement agreement discussed below.

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

Gambonini Environmental

     On May 16, 2002, the Company, as the successor to Buttes Gas & Oil Company (BGO), received from the United States Environmental Protection Agency (USEPA) a notice of potential liability and demand for payment of $3,909,614.37 for reimbursement of costs related to the USEPA's removal and environmental restoration efforts at the Gambonini Mine Site (Site) initiated in 1998 pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

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

     In March 2003, the Company and the USEPA reached an agreement in principle to settle the USEPA's claim for payment by the Company of $100,000 plus interest at the Superfund rate (which is currently 1.27%), payable in three installments over a two-year period. On May 8, 2004, the United States District Court for the Northern District of California entered a Consent Decree in accordance with the settlement. The settlement amount was accrued by The Company in 2002. This settlement agreement will resolve the USEPA's claims for reimbursement of past environmental response costs under CERCLA, but does not resolve all possible claims the United States may have with respect to the Gambonini mine site, which could include, but not be limited to, claims for future costs or natural resource damages. The United States has given no indication as to whether or not it will pursue such claims. The Company has agreed to toll the statute of limitations with respect to any natural resource damages claims, if any, from August 30, 2002 to April 1, 2008.

Asbestos (Hanna)

     During 2003, Reunion Industries was named as defendant in 32 actions in the state of Georgia and one action in the state of Alabama. Such actions claim that cylinders manufactured by the Hanna division of Reunion Industries
contained asbestos that caused severe illness.   Since most of the plaintiffs
exposure occurred prior to the purchase of the assets of this business by Reunions predecessor in 1980, and since there is no evidence that asbestos was used in Hanna products after 1980, the Companys position is that it has no liability in these suits. The plaintiffs attorney has tentatively agreed to dismiss Reunion from these suits, subject to his review of certain information we have provided to him about our predecessor and if Reunion will assist the plaintiffs in their case against the pre-1980 owner of the business. Reunion has agreed to and is currently providing the requested assistance to plaintiffs attorney.

Asbestos (ORC)

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed, pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 124 separate actions, all of which have been or will be defended by Allen-Bradley Company.

SFSC Litigation

     The settlement of the litigation involving or relating to Stanwich Financial Services Corp. (SFSC) as described in Item 3 of the Companys Annual Report on Form 10-K for the year ended December 31, 2003 as filed on March 30, 2004, has been settled as described in NOTE 2: RECENT DEVELOPMENTS, "SFSC Litigation Settlement."

LTV Preference Claims

     In connection with the Chapter 11 bankruptcies of LTV Steel Company, Inc.
(LTV), et al, pending in the United States Bankruptcy Court for the Northern District of Ohio, Youngstown Division, LTV has filed a complaint for avoidance and recovery of preferential transfers against Alliance Machine Division, a former division of the Company. Pursuant to an adversary proceeding filed in the LTV Case on December 17, 2002, LTV seeks recovery of $385,000 in alleged preferential transfers, together with costs and attorney's fees. On April 7, 2004, the Company and LTV entered into a Stipulation and Agreed Order resolving this matter for $1,000 and a waiver by the Company of its administrative counterclaim of $14,200. A hearing is set for May 18, 2004 for entry of an order approving the settlement. No amount has been accrued for this matter in the Company's financial statements.

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

Asbestos (Alliance)

     The Company has been named in approximately 1,600 separate asbestos suits filed since January 1, 2001 by three plaintiffs' law firms in Wayne County, Michigan; Kanawah County, West Virginia; Cuyahoga County, Ohio; and Cambria and Northhampton Counties in Pennsylvania. The claims allege that cranes from the Company's former crane manufacturing location in Alliance, Ohio were present in various parts of steel mills and heavy industrial sites in the aforementioned counties, and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint, denying liability by the Company and asserting all affirmative defenses permitted under the Court's Case Management Order. Counsel for the Company has successfully resolved over 650 cases with little or no cost to the Company. Cases that are not dismissed typically are settled for modest amounts, paid in large part through applicable insurance coverage. The Company denies that it manufactured any products containing asbestos. It has been further denied that the Company was otherwise advised by component part manufacturers that component parts could be hazardous, or otherwise constitute a health risk. The Company intends to continue to vigorously defend against these lawsuits.

Putman Properties

     In the 2002 fourth quarter, in the Court of Common Pleas of Stark County, Ohio, Putman Properties, Inc. filed a complaint against the Company asserting breach of an exclusive listing contract in connection with the sale of certain property ancillary to the divestiture of the Company's Alliance Machine division in Alliance, Ohio. The plaintiff is a broker who claims entitlement to a commission in the amount of $230,000. A jury trial in this matter took place beginning on April 1, 2004 and concluded on April 2, 2004. The jury found in favor of Reunion. Nothing is owed to Putman Properties, Inc.

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

NAPTech Suit

     On or about March 16, 2004, Shaw NAPTech, Inc. ("NAPTech"), as successor by merger to NAPTech, Inc. and NAPTech PS Corporation, filed a suit against the Company in state court in Baton Rouge, Louisiana, to collect payment on a subordinated note issued to NAPTech and assumed by the Company in a January 2001 acquisition. NAPTech claims the amounts due under this note are $3,145,403 in principal plus $1,207,875 in unpaid interest through November 30, 2003 plus interest at 15% per annum on the unpaid principal thereafter. Such amounts are consistent with amounts recorded as payable to NAPTech by the Company in the accompanying consolidated balance sheet. The Company has filed an answer to the complaint, in which the Company claims, among other things, that the suit is currently barred by a subordination agreement to which NAPTech is a party and that the Court lacks personal jurisdiction over the Company. Also named as defendants in the suit are Charles E. Bradley, Sr., as guarantor of the subordinated note, and KSB Acquisition Corp. and Hanna Investment Corp. (both of whom are affiliates of Mr. Bradley), as pledgors of certain assets securing the note.

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve for the three month periods ended March 31, 2004 and 2003 follows (in 000's):

                                                   March 31,   March 31,
     Description                                       2004        2003
     ------------------------------------------    --------    --------
       Beginning balance                           $    211    $    379
     Add: Provision for estimated future claims          36          51
     Deduct: Cost of claims                             (30)        (90)
                                                   --------    --------
       Ending balance                              $    217    $    340
                                                   ========    ========


NOTE 7:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at March 31, 2004:
----------------------
  Metals:
Pressure vessels and springs    $  5,184   $    945   $      8   $ 14,833
Cylinders                          4,875        299         50      8,602
Grating                            2,061        185          -        537
                                --------   --------   --------   --------
  Subtotal Metals                 12,120      1,429         58     23,972

Plastics                           6,727        770         64     15,067
Corporate and other                    -       (420)         -     15,233
                                --------   --------   --------   --------
  Totals                        $ 18,847      1,779   $    122   $ 54,272
                                ========              ========   ========
Gain on debt extinguishment                   3,070
Depreciation                                   (623)
Interest expense, net                        (1,779)
                                           --------
  Income from continuing operations before
   income taxes and minority interests     $  2,447
                                           ========

Three months ended March 31, 2003
  and at December 31, 2003:
---------------------------------
  Metals:
Pressure vessels and springs    $  7,530   $  1,763   $      -   $ 13,407
Cylinders                          5,590        529         57      7,877
                                --------   --------   --------   --------
  Subtotal Metals                 13,120      2,292         57     21,284

Plastics                           8,143        651         75     14,516
Corporate and other                    -       (840)         -     15,723
                                --------   --------   --------   --------
  Totals                        $ 21,263      2,103   $    133   $ 51,523
                                ========              ========   ========
Depreciation                                   (685)
Interest expense, net                        (1,509)
                                           --------
  Loss from continuing operations
    before income taxes                    $    (91)
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

(2) Corporate and other assets at March 31, 2004 and December 31, 2002 includes $8.0 million of goodwill that relates to the Company's pressure vessel and springs segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of the pressure vessels and springs segment. At March 31, 2004 and December 31, 2003, goodwill of $1.5 million is recorded at each of pressure vessels and springs and cylinders.


NOTE 8:   DISCONTINUED OPERATIONS - CHANGE IN PLAN

     In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company and Wanggang Township Economic Development Corporation. The Company has a 65% interest in the joint venture. During 1996, the Company capitalized its investment in the joint venture by contributing cash of $150,000 and machinery and equipment with an estimated fair market value of $1.9 million to the joint venture. The joint venture manufacturers grating panels and is located in Wangang Township, Pudong New Area, Shanghai in the Peoples Republic of China.

     In 1999, the Company adopted a plan to exit the grating manufacturing business through the disposition of its grating businesses, including its Chinese joint venture investment. Upon adoption of the plan, the grating businesses and assets were classified and accounted for as discontinued operations, including a provision for estimated loss on disposal of the Chinese joint venture of $2.0 million, and ceased consolidating the joint venture as control of its daily operations was given to our joint venture partners and our then expatriate management was removed.

     In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture but now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and return it to continuing operations resulting in consolidation of the joint ventures results of operations beginning on January 1, 2004. As a result of the assumption of control, the Company will continue to consolidate the joint venture's results of operations. Certain information related to the joint ventures results of operations for the three month period ended March 31, 2004 is as follows (in 000s):

Three months ended March 31, 2004
----------------------------------
Net sales                  $ 2,061
Income before taxes            182
EBITDA                         185


NOTE 9:  RESTRUCTURING

     In the fourth quarter of 2001, we developed and adopted a restructure plan for our continuing businesses and certain other businesses were identified for disposal. By the end of 2002, this plan was substantially completed except for continuing commitments under leases for two idle facilities and certain equipment. The Company recorded restructuring costs, including lease termination costs, related to the plan. The following represents a summary of first quarter 2004 cash activity of the remaining lease termination reserves (in thousands):

                                                  At       Cash       At
Description                                    12/31/03  Activity  03/31/04
---------------------------------------------  --------  --------  --------
Lease termination costs                        $    474  $    (73) $    396
                                               ========  ========  ========

     Of the remaining lease termination costs, $382 relates to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah. The remainder relates to lease commitments under idle machinery in the Plastics Group.


PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

     The following discussion and analysis is provided to assist readers in understanding financial performance during the periods presented and significant trends which may impact future performance. It should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q and in conjunction with our annual report on Form 10-K for the year ended December 31, 2003, as amended by Form 10-K/A as filed on April 29, 2004.


GENERAL

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, grating, leaf springs and precision plastic components.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to
  Three Months Ended March 31, 2003

     Net sales, gross margins and EBITDA percentages for the three months ended 2004 and 2003 are as follows:

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2004       2003     2004    2003    2004    2003
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $   5,184  $   7,530   23.4%   28.3%   18.2%   23.4%
Cylinders            4,875      5,590   18.4%   18.7%    6.1%    9.5%
Grating              2,061          -   25.3%      -     9.0%      -
Plastics             6,727      8,143   16.8%   12.4%   11.4%    8.0%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  18,847  $  21,263   20.0%   19.7%   11.7%   13.8%
                 =========  =========  ======  ======  ======  ======

     Net sales for the first quarter of 2004 were down 11.4% from the first quarter of 2003, and were down 21.1% for the U.S. operations only, due primarily to low order levels in later 2003 and early 2004. Such low orders were partially attributable to the Companys liquidity difficulties prior to its refinancing in December 2003 and partially attributable to the general economy and year-end holiday shut-downs at our customers. However, order levels have increased from a backlog of $17.2 million for the U.S. operations at the end of 2003 to a backlog of $23.4 million as of March 31, 2004, an increase of 36%. The inclusion of the Grating sales in the first quarter of 2004 reflects the operations of the Companys 65% owned Chinese subsidiary. Such operation had been treated as a discontinued operation. See "Minority Interests" and "Discontinued Operations - Change in Plan" below.

     Pressure vessels and springs sales and Cylinder sales were lower in the first quarter of 2004 compared to the first quarter of 2003 due primarily to the lower backlog at year-end 2003 compared to year-end 2002. The decrease in Plastics revenues in 2004 compared to 2003 is a continuation of a trend that began several years ago and is primarily the result of a continued reluctance and lag in customers' decisions on newly quoted programs due to the uncertainty surrounding our financial condition. Although the Plastics segment has recently been awarded some new customer programs, [this segment may continue to be affected by an overall lag in new program starts.]

     The increase in gross margin as a percentage of sales in the first quarter of 2004 compared to 2003 is attributable to the inclusion of the Grating sales and margin in 2004. Excluding such sales and margin, the U.S. operations gross margin percentage decreased from 19.7% in the first quarter of 2003 to 19.3% in the first quarter of 2004. Both the Pressure vessels and springs and Cylinders segments had lower gross margin percentages in 2004 compared to 2003 and this decrease is primarily attributable to the decrease in sales as discussed above. The Plastics segment increased its gross profit margin percentage even with reduced sales as a result of increased productivity and a lower cost structure resulting from prior year cost reduction efforts.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales decreased during the first quarter of 2004 compared to 2003 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the three months ended March 31, 2004 and 2003 by segment and corporate and other is as follows (000's):

                               Operating    Deprec-   Amortiz-
                                  Profit     iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2004:
-----
Pressure vessels and springs    $    789   $    156   $      -   $    945
Cylinders                            250         49          -        299
Grating                              185          -          -        185
Plastics                             363        407          -        770
Corporate and other(1)              (431)        11          -       (420)
                                --------   --------   --------   --------
  Totals                        $  1,156   $    623   $      -   $  1,779
                                ========   ========   ========   ========
2003:
-----
Pressure vessels and springs    $  1,584   $    179   $      -   $  1,763
Cylinders                            458         71          -        529
Plastics                             234        417          -        651
Corporate and other                 (858)        18          -       (840)
                                --------   --------   --------   --------
  Totals                        $  1,418   $    685   $      -   $  2,103
                                ========   ========   ========   ========

(1) - Excludes gain on debt extinguishment of $3,070,000. See "Gain on Debt Extinguishment" below.


Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first quarter of 2004 were $2.7 million, compared to $2.8 million for the 2003 first quarter. This decrease in SGA is due to continued cost cutting measures and payroll reductions due to voluntary departures of personnel not being replaced. SGA as a percentage of sales increased to 14.3% for the first quarter of 2004 compared to 13.2% in the 2003 first quarter primarily due to the effects of the decrease in sales.

Gain on Debt Extinguishment

     The Company had been named as one of several defendants in fifteen consolidated lawsuits filed in December 2000 or early 2001 in the Superior Court for Los Angeles County, California. The plaintiffs in these suits, except one, are structured settlement payees to whom Stanwich Financial Services Corp. (SFSC) is indebted. The Company and SFSC were related parties. The plaintiffs alleged that the Company received loans from SFSC that have not been repaid. On May 25, 2001, SFSC filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Connecticut.

     A settlement was reached in the Superior Court action among the plaintiffs, Bankers Trust Co. and certain other financial institution defendants. In the settlement, Bankers Trust Co. and the other settling financial institution defendants paid the plaintiffs an amount specified in the settlement agreement, and Bankers Trust Co. received an assignment of the claims of the plaintiffs and such other settling defendants against the Company and other defendants. In the SFSC bankruptcy proceeding, the Company and certain other defendants entered into a settlement with SFSC and Bankers Trust Co. Under this settlement (1) the Company is obligated to pay SFSC a settlement amount by December 31, 2006 in the sum of $4.29 million, plus interest at the rate of 10% per annum, in full satisfaction of the Companys indebtedness to SFSC under notes payable totaling $4.6 million, plus interest, and for certain credit support fees payable, which settlement amount is net of an offset against SFSCs note payable to the Company in the amount of $310,000 plus interest, and (2) provided it makes such settlement payment, the Company is released from all claims that have been or could have been asserted against the Company by the plaintiffs or the settling financial institution defendants in the California Superior Court suits or by SFSC in the bankruptcy proceeding. The settlement amount does not constitute a new liability of the Company, as it relates to indebtedness and a note receivable that had previously been recorded on the Companys balance sheet. The settlement resulted in a $3.1 million gain on debt extinguishment.

     [The Company is currently investigating other recapitalization scenarios that include, among other things, the use of additional private capital fund financing to repurchase at discounts some portion or all of our senior and unsecured subordinated notes payable.]

Other Income

     Other income for the first quarter of 2004 was $81,000, compared to other expense of $28,000 for the first quarter of 2003. There were no significant offsetting items of other income and expenses in either period.

Minority Interests

     Minority interests of $0.1 million represents income during the first quarter of 2004 allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. See "Discontinued Operations" below.

Interest Expense

     Interest expense for the first quarter of 2004 was $1.8 million compared to $1.5 million for the first quarter of 2003. This increase is primarily due to the higher level of amortization of deferred financing costs and estimated warrant value in the 2004 first quarter than the 2003 first quarter.

Income Taxes

     There was no tax provision from continuing operations in the first quarters of 2004 or 2003. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $115.2 million at December 31, 2003, $53.1 million of which expire by the end of 2004. [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2003 [and to continue to do so during 2004 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]

Discontinued Operations - Change in Plan

     In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company and Wanggang Township Economic Development Corporation. The Company has a 65% interest in the joint venture. During 1996, the Company capitalized its investment in the joint venture by contributing cash of $150,000 and machinery and equipment with an estimated fair market value of $1.9 million to the joint venture. The joint venture manufacturers grating panels and is located in Wangang Township, Pudong New Area, Shanghai in the Peoples Republic of China.

     In 1999, the Company adopted a plan to exit the grating manufacturing business through the disposition of its grating businesses, including its Chinese joint venture investment. Upon adoption of the plan, the grating businesses and assets were classified and accounted for as discontinued operations, including a provision for estimated loss on disposal of the Chinese joint venture of $2.0 million, and ceased consolidating the joint venture as control of its daily operations was given to our joint venture partners and our then expatriate management was removed.

     In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture and now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and return it to continuing operations resulting in consolidation of the joint ventures results of operations for the quarter ended March 31, 2004.


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

Recent Events

Refinancing

     On December 3, 2003, the Company comlpeted the refinancing its bank loan facilities and restructuring its 13% senior notes. On that date, the Company entered into a new $25.0 million revolving and term loan bank credit facility with Congress Financial Corporation (Congress) that replaced its then existing revolving and term loan facility with Bank of America (BOA). At the same time, the Company also entered into $5.2 million of new loan facilities with two private capital funds through a $4.2 million secured term loan and a $1.0 million increase in a then existing subordinated note payable. Proceeds from these refinancing activities totaled $13.0 million, including $4.6 million under the revolving credit facility, $3.2 million under the term loan facility and $5.2 million of financing from the private capital funds. At the time of the refinancing, the Companys indebtedness to BOA totaled $11.7 million, including $10.8 million of revolving credit debt and a term loan of $0.9 million. Proceeds from the refinancing were used to repay our then existing

BOA facilities, fund $0.7 million of consent fees payable to our 13% senior noteholders and pay $0.6 million of transaction related fees and expense to our new lenders. All defaults that existed under the BOA facilities at the time of the refinancing were removed as the result of the full repayment of amounts then outstanding.

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

     The Congress facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. The minimum EBITDA covenant began in 2004 and requires the Company to maintain minimum monthly amounts of EBITDA ranging from $450,000 in January 2004 to $600,000 in December 2004 with $50,000 to $100,000 increments or decrements occurring during the year. There are also minimum monthly EBITDA amounts required during 2005 and 2006. Through March 2004, the Company achieved the minimum monthly EBITDA required for compliance with this covenant. The minimum fixed charge coverage ratio covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter beginning with the quarter ended March 31, 2004, for the year-to-date period starting on January 1, 2004. For quarters ended on and after December 31, 2004, the components of the calculation are on a rolling, twelve-month basis. The ratio is defined as EBITDA divided by fixed charges (defined as interest expense, capital expenditures, regularly scheduled or required principal payments on debt and taxes paid). For the ratio calculation period ended March 31, 2004 and for each year-to-date period during 2004 ended on quarters thereafter, the required minimum fixed charge coverage ratio is 0.65:1, 0.77:1, 0.77:1 and 0.80:1, respectively. There are also minimum fixed charge coverage ratio amounts required during 2005 and 2006. The Company was in compliance with the minimum fixed charge coverage ratio covenant for the period ended March 31, 2004.

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

Private Capital Fund Financing

     On August 11, 2003, Reunion borrowed $2.5 million from a private capital fund by executing a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. The note bears interest at 10% per annum, such interest being payable on the last day of every month in arrears commencing on August 31, 2003. The principal amount of $2.5 million was due on August 11, 2005 with voluntary prepayments permitted but was extended to December 5, 2006 as discussed below. The note is secured by a majority of the assets of Reunion, provided that such security interest is subordinate to the security interest of Congress. In addition to its subordinated security interest, the fund received a warrant to purchase 625,000 shares of the Company's common stock, together with related registration rights. The cash proceeds were used for working capital and other general corporate purposes.

     In connection with the refinancing on December 3, 2003, this same private capital fund amended and restated its senior subordinated secured promissory note to evidence an additional $1.0 million of financing provided to the Company at the same interest rate but with the maturity date extended from August 11, 2005 to December 5, 2006.

     In connection with the refinancing on December 3, 2003, a separate private capital fund provided the Company with a $4.2 million loan evidenced by a senior subordinated secured promissory note payable with net cash proceeds of $4.0 million after fees and expenses. The note bears interest at a rate of the greater of 12%, or the prime rate as published in the Wall Street Journal plus 8%. Interest is payable on the first day of every month and commenced on January 1, 2004. The principal amount of $4.2 million is due on December 1, 2006. Prepayments in whole or in part are permitted without penalty commencing in May 2004. The note is secured by mortgage liens and/or deed of trust security interests totaling $4.2 million encumbering all premises owned by the Company. In addition to its security interest, the fund received a warrant to purchase 500,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.50 per share.

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

     In exchange for their consent, each consenting noteholder received a consent fee of $27.625 per $1,000 principal amount of senior notes owned, warrants to purchase 76.18 shares of the Companys common stock at $0.01 per share for each $1,000 principal amount of notes owned and a junior priority lien on the Companys assets. In the refinancing that took place on December 3, we placed in escrow with the trustee of the senior notes, $686,619 for payment of consent fees, of which $642,301 has been or will be disbursed to consenting senior noteholders. Warrants to purchase the Companys common stock totaling 1,771,217 have been reserved for future issuance to consenting noteholders. Effective with having obtained the consents of holders of at least 90% of the principal amount of outstanding senior notes, all previously existing defaults under the indenture for the 13% senior notes have been permanently waived.


SUMMARY OF 2004 ACTIVITIES

     Cash and cash equivalents totaled $1.3 million at March 31, 2004, compared to $0.8 million at December 31, 2003, an increase of $0.5 million. This resulted from $0.1 million of cash used in operating activities and $0.1 million used in investing activities being more than offset by almost $0.8 million provided by financing activities. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers to be applied to our Congress revolving credit facility in the following one to two business days.

Operating Activities

     Operating activities used only $0.1 million in cash in the first quarter of 2004 as an increase in inventories excluding the consolidated foreign joint venture were partially funded by an increase in trade payables.

Investing Activities

     Capital expenditures were $0.1 million.

Financing Activities

     The Company made scheduled repayments of the Congress term loan totaling $159,000 and paid an additional $271,000 in costs related to the December 2003 refinancing. Revolving credit facility borrowings increased $1.2 million during the first quarter of 2004. Other debt repayments totaling $16,000 represent payments on capital lease obligations and other debt.

Lease Termination Reserves

     In the fourth quarter of 2001, we developed and adopted a restructure plan for our continuing businesses and certain other businesses were identified for disposal. By the end of 2002, this plan was substantially completed except for continuing commitments under leases for two idle facilities and certain equipment. The Company recorded restructuring costs, including lease termination costs, related to the plan. The following represents a summary of first quarter 2004 cash activity of the remaining lease termination reserves (in thousands):

                                                  At       Cash       At
Description                                    12/31/03  Activity  03/31/04
---------------------------------------------  --------  --------  --------
Lease termination costs                        $    474  $    (73) $    396
                                               ========  ========  ========

     Of the remaining lease termination costs, $382 relates to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah. The remainder relates to lease commitments under idle machinery in the Plastics Group.


FACTORS THAT COULD AFFECT FUTURE RESULTS

Reunion's vendors may restrict credit terms

     We have corrected many vendor-related problems with liquidity generated from the refinancing and from asset sales. However, another period of tight liquidity could result in key vendors restricting or eliminating the extension of credit terms to us. If this would happen, our ability to obtain raw materials would be strained significantly and our ability to manufacture products would be reduced.

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

Reunion is exposed to the risks of litigation and environmental matters

     We have made significant progress in settling major exposures to litigation and environmental claims during 2003 and in the first quarter of 2004. However, we are still exposed to certain undecided litigation and environmental matters. An adverse outcome in one or more of these matters could have a significant negative effect on our financial position and results of operations.

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

Reunions past performance could impact future prospects

     Our past performance has been poor. Because of this, potential or current customers may decide not to do business with us. If this were to happen, our sales may not increase or may decline. If sales do not increase or we experience a further decline in sales, our ability to cover costs would be further reduced, which could negatively impact our financial position and results of operations.

Reunion is a going concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2004, the Company has a deficiency in working capital of $3.1 million net of related party obligations and a deficiency in assets of $25.4 million. These conditions raise substantial doubt about the Companys ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, Reunions management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Reunions disclosure controls and procedures as defined in Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Reunions disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Reunions management, including its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Reunions internal control over financial reporting to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, Reunions internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter.

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

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K
               -------------------

                    The Company filed a Current Report on Form 8-K dated
               May 4, 2004 on May 5, 2004 to set the record date of those shareholders entitled to vote at and to announce the time and place of the Company's 2004 annual meeting of the Company's stockholders.

          (c)  Exhibits
               --------

               Exhibit No.  Exhibit Description
               -----------  -------------------
                   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date:  May 17, 2004                          REUNION INDUSTRIES, INC.
       ------------                               (Registrant)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 17, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 17, 2004

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended March 31, 2004, I, Charles E. Bradley, Sr., Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-Q for the quarter ended March 31, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: May 17, 2004

/s/ Charles E. Bradley, Sr.
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended March 31, 2004, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:


1. this Form 10-Q for the quarter ended March 31, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: May 17, 2004

/s/ John M. Froehlich
---------------------------
Chief Financial Officer