Form 10-Q
period 2004-06-30
REUNION INDUSTRIES INC
filed 2004-08-16
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------

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

At July 31, 2004, 16,278,579 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 44 pages.


==============================================================================



               FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. The forward-looking statements contained in this report are enclosed in brackets [] for ease of identification. All forward-looking statements involve risks and uncertainties which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. Factors that could cause actual results to differ materially from those described in the forward-looking statements include, without limitation, the strengths/weaknesses of the Company's primary markets, the Company's ability to negotiate trade terms with its vendors, the continued forbearance of the Company's creditors with respect to indebtedness in default and the Company's ability to restructure and renegotiate the terms of the Company's indebtedness. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            June 30, 2004 (unaudited) and December 31, 2003               4

          Condensed Consolidated Statement of Operations
            and Comprehensive Income (Loss) for the three and
            six months ended June 30, 2004 and 2003 (unaudited)           5

          Condensed Consolidated Statement of Cash Flows for
            the six months ended June 30, 2004 and 2003 (unaudited)       6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       21

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   38

          Item 4.  Controls and Procedures                               38


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     38

          Item 6.  Exhibits and Reports on Form 8-K                      39


SIGNATURES                                                               40

CERTIFICATIONS                                                           41

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    AT JUNE 30, 2004 AND DECEMBER 31, 2003
                                (in thousands)

                                               At June 30,     At December 31,
                                                     2004                2003
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,601            $    755
Receivables (net of allowance of
  $471 and $485, respectively)                     11,344              10,031
Advances to employees                                  41                  56
Inventories, net                                    9,725               8,207
Other current assets                                1,602               1,427
                                                 --------            --------
     Total current assets                          24,313              20,476

Property, plant and equipment, net                 13,539              14,197
Due from related parties                            1,041               1,405
Goodwill, net                                      11,007              11,007
Other assets, net                                   4,352               4,438
                                                 --------            --------
Total assets                                     $ 54,252            $ 51,523
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current maturities of debt                       $    660            $    683
Trade payables                                      9,719               9,463
Accrued interest                                    3,718               2,119
Due to related parties                                167               3,276
Other current liabilities                           6,888               7,973
Notes payable                                       4,161               4,161
Notes payable - related parties                       500               5,115
                                                 --------            --------
     Total current liabilities                     25,813              32,790

Long-term debt                                     49,139              41,129
Other liabilities                                   4,897               5,359
                                                 --------            --------
     Total liabilities                             79,849              79,278

Minority interests                                    211                   -

Commitments and contingent liabilities                  -                   -

Stockholders' deficit                             (25,808)            (27,755)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 54,252            $ 51,523
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
           (in thousands, except per share information)(unaudited)

                                    Three Months Ended      Six Months Ended
                                     June 30,   June 30,   June 30,   June 30,
                                        2004       2003       2004       2003
                                    --------   --------   --------   --------
Sales                               $ 20,636   $ 18,076   $ 39,483   $ 39,339
Cost of sales                         17,021     14,858     32,106     31,930
                                    --------   --------   --------   --------
  Gross profit                         3,615      3,218      7,377      7,409
Selling, general & administrative      2,600      2,663      5,287      5,464
Gains on debt extinguishments           (470)         -     (3,540)         -
Other expense (income), net             (201)       (33)      (282)       (61)
                                    --------   --------   --------   --------
  Operating profit                     1,686        588      5,912      2,006
Interest expense, net                  1,975      1,912      3,754      3,421
                                    --------   --------   --------   --------
Income (loss) from continuing
  operations before income taxes
  and minority interests                (289)    (1,324)     2,158     (1,415)

Provision for income taxes                 -          -          -          -
                                    --------   --------   --------   --------
Income (loss) from continuing
  operations before minority
  interests                             (289)    (1,324)     2,158     (1,415)

Minority interests                       113          -        211          -
                                    --------   --------   --------   --------

Net and comprehensive income (loss) $   (402)  $ (1,324)  $  1,947   $ (1,415)
                                    ========   ========   ========   ========
Loss applicable to common
  stockholders                      $   (402)  $ (1,324)  $  1,947   $ (1,415)
                                    ========   ========   ========   ========
Income (loss) per common
  share - basic                     $  (0.02)  $  (0.08)  $   0.12   $  (0.09)
                                    ========   ========   ========   ========
Income (loss) per common
  share - diluted                   $  (0.02)  $  (0.08)  $   0.10   $  (0.09)
                                    ========   ========   ========   ========
Weighted average shares
  outstanding - basic                 16,279     16,279     16,279     16,279
                                    ========   ========   ========   ========
Weighted average shares
  outstanding - diluted               18,832     16,279     18,829     16,279
                                    ========   ========   ========   ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                (in thousands)
                                 (unaudited)

                                                           Six Months Ended
                                                          June 30,    June 30,
                                                             2004        2003
                                                         --------    --------
Cash (used in) provided by operating activities          $ (1,935)   $    850
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (588)       (165)
                                                         --------    --------
Cash used in investing activities                            (588)       (133)
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                     1,024       1,199
Issuance of debt                                            3,000           -
Repayments of debt                                           (345)     (1,782)
Payments of deferred financing costs                         (310)          -
                                                         --------    --------
Cash provided by (used in) financing activities             3,369        (583)
                                                         --------    --------

Net increase in cash and cash equivalents                     846         102
Cash and cash equivalents, beginning of period                755         807
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,601    $    909
                                                         ========    ========

Interest paid                                            $  1,052    $    712
                                                         ========    ========

     Non-cash financing activity:
Debt extinguishments                                     $  3,540           -
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Form 10-K/A Amendment No. 1 as filed on April 29, 2004.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2004, the Company had a negative working capital position of $0.8 million net of related party obligations and a deficiency in assets of $25.8 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       We successfully refinanced our bank debt, extinguished a significant portion of our obligations under the senior notes and removed all previously existing defaults on our debt. These steps were taken to improve liquidity and defer the principal maturities on a significant portion of our debt. The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although we believe we can accomplish these plans, no assurances exist that we will. If we fail to accomplish these plans, it could have an adverse impact on the Company's liquidity, financial position and future operations.

Recent Accounting Pronouncements

     In January 2004 and May 2004, the FASB issued FASB Staff Position Nos. 106-1 and 106-2, respectively, regarding accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). Recognition of the Act was permitted to be deferred under FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Under the provisions of the Act, companies that provide prescription drug coverage to retirees over age 65 will be entitled to a government subsidy beginning in 2006 if the benefits provided under the company plan are at least actuarially equivalent to those that will otherwise be offered by the government. The FASB issued final accounting guidance in May 2004 with FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which requires that the effect of the Act to be reflected in third quarter 2004 financial statements. We are evaluating the impact of the Act on our benefit plan accounting but do not expect the Act will have a significant effect on our financial position or results of operations.

     In December 2003, the FASB revised and reissued SFAS No. 132 (revised
2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106." While requiring certain new disclosures, the revised Standard does not change the measurement or recognition of employee benefit plans. We adopted the provisions of the revised Standard effective December 2003, except for certain provisions regarding disclosure of information about estimated future benefit payments, which are not required until the fourth quarter of 2004. See NOTE 10: COMPONENTS OF BENEFIT COSTS for the required interim disclosures.

     On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, "Revenue Recognition". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 has not had, and is not expected to have, a material effect on Reunion's financial condition or results of operations.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and awards. Accordingly, no compensation costs for stock options is included in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants. The following table illustrates the effect on results of operations if the Company had applied fair value recognition provisions of SFAS No. 123 for the three and six month periods ended June 30, 2004 and 2003 (in thousands, except for per share amount)(unaudited):

                                        3-Mos. Ended         6-Mos. Ended
                                     ------------------   ------------------
                                       2004      2003       2004      2003
                                     --------  --------   --------  --------
Net income (loss) as reported        $   (402) $ (1,324)  $  1,947  $ (1,415)
Deduct: Total stock-based employee
        compensation determined
        under fair value method for
        stock options, net of tax           -         -          -         -
                                     --------  --------   --------  --------
Pro forma loss applicable
  to common stockholders             $   (402) $ (1,324)  $  1,947  $ (1,415)
                                     ========  ========   ========  ========
Basic income (loss) per
  share, as reported                 $  (0.02) $  (0.08)  $   0.12  $  (0.09)
                                     ========  ========   ========  ========
Basic income (loss) per
  share, pro forma                   $  (0.02) $  (0.08)  $   0.12  $  (0.09)
                                     ========  ========   ========  ========
Diluted income (loss) per
  share, as reported                 $  (0.02) $  (0.08)  $   0.10  $  (0.09)
                                     ========  ========   ========  ========
Diluted income (loss) per
  share, pro forma                   $  (0.02) $  (0.08)  $   0.10  $  (0.09)
                                     ========  ========   ========  ========


NOTE 2:  RECENT DEVELOPMENTS

Congress Financial Corporation Supplemental Revolving Credit Financing

     The Company's loan agreement with Congress Financial Corporation (Congress) provides for a loan facility of up to $25.0 million, collateralized by substantially all of the assets of the Company as described below. The amount which the Company may borrow at any time under such loan facility is based on a formula related to the value of the collateral securing the loan. In May 2004, two private capital funds invested $1.5 million each to purchase from Congress junior participating interests in the revolving credit portion of the Congress loan facility. These investments increased by $3.0 million the amount which the Company could borrow under the loan facility, subject to the overall borrowing limit of $25.0 million, which did not change. The Company used the $3.0 million in proceeds to pay trade payables and for other corporate purposes. In consideration of such investments, the Company has agreed in principle to grant warrants to such private capital funds allowing each to purchase 375,000 shares of the Company's common stock at an initial exercise price of $0.01 per share and with registration rights, subject to the approval by the Company's stockholders to amend the Company's Articles of Incorporation to increase the authorized number of shares of common stock of the Company by 10,000,000.

     Interest on the Congress supplemental revolving credit financing is payable monthly at a fixed rate of 15% per annum. The Congress supplemental revolving credit financing is collateralized by a continuing security interest and lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, real property, equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

     The Congress supplemental revolving credit financing is subject to the same financial covenants and other covenants as the revolving credit and term loan facilities, including the minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and the minimum fixed charge coverage ratio. At June 30, 2004, the Company was in compliance with all financial and other covenants under the Congress financing facilities.

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

     A settlement was reached in the Superior Court action among the plaintiffs, Bankers Trust Co. and certain other financial institution defendants. In the settlement, Bankers Trust Co. and the other settling financial institution defendants paid the plaintiffs an amount specified in the settlement agreement, and Bankers Trust Co. received an assignment of the claims of the plaintiffs and such other settling defendants against the Company and other defendants. In the SFSC bankruptcy proceeding, the Company and certain other defendants entered into a settlement with SFSC and Bankers Trust Co. Under this settlement (1) the Company is obligated to pay SFSC a settlement amount by December 31, 2006 in the sum of $4.29 million, plus interest at the rate of 10% per annum, in full satisfaction of the Company's indebtedness to SFSC under notes payable totaling $4.6 million, plus interest, and for certain credit support fees payable, which settlement amount is net of an offset against SFSC's note payable to the Company in the amount of $310,000 plus interest, and (2) provided it makes such settlement payment, the Company is released from all claims that have been or could have been asserted against the Company by the plaintiffs or the settling financial institution defendants in the California Superior Court suits or by SFSC in the bankruptcy proceeding. The settlement amount does not constitute a new liability of the Company, as it relates to indebtedness and a note receivable that had previously been recorded on the Company's balance sheet. The settlement resulted in a $3.1 million gain on debt extinguishment calculated as follows (000's):
                                               Interest
                                 Payable       and Fee
Description                     (Receivable)   Accruals      Totals
-------------------------------  ----------   ----------   ----------
SFSC note receivable               $   (310)    $   (155)    $   (465)
Reserve for interest receivable           -          101          101
SFSC collateral fee                       -          690          690
SFSC credit support fee                   -          294          294
SFSC note payable                     2,999        1,501        4,500
SFSC note payable                       500          290          790
SFSC note payable                       100           53          153
SFSC note payable by assignment       1,017          280        1,297
                                   --------     --------     --------
Totals                             $  4,306     $  3,054        7,360
                                   ========     ========

Less:  Note payable under settlement agreement                 (4,290)
                                                             --------
Gain on SFSC litigation settlement first quarter 2004        $  3,070
                                                             ========

     The gain on debt extinguishment of $3.1 million was recorded in the first quarter of 2004 as the settlement was reached in the Superior Court and the financial institution defendants paid the plaintiffs in January 2004.
However, subsequent to the filing of our Form 10-Q for the quarter ended March 31, 2004, the parties to the settlement agreement set the effective date of the settlement as May 10, 2004. Accordingly, the Company recorded interest expense through May 10, 2004 under the terms of the prior SFSC notes payable and then recorded an additional gain on debt extinguishment of $262,000 to reflect the effective date of the settlement as being May 10, 2004. The Company then adjusted interest expense under the terms of the new note payable as though it began accruing on May 10, 2004.

13% Senior Notes

     In January 2004, we solicited our noteholders for the second time to consent to certain provisions and waivers of the indenture governing the 13% senior notes. In the first consent in November 2003, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented. The second consent solicitation period ended on April 28, 2004 at which time holders of an additional $434,300 principal amount of senior notes had consented. The significant provisions of the solicitation requested that the noteholders consent to waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006. Accordingly, 12% of the $434,300 principal amount of senior notes of noteholders that had consented to the various provisions and waivers in the second solicitation, or $52,000, was extinguished pursuant to the provisions of the consent. As of April 28, 2004, accrued and unpaid interest related to the 13% senior notes consenting in the second solicitation totaled $156,000. Such interest was extinguished pursuant to the provisions of the consent.


NOTE 3:  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                               At June 30,    At December 31,
                                                     2004                2003
                                              -----------      --------------
                                              (unaudited)
Congress revolving credit facility               $ 10,238            $  9,214
Congress supplemental revolving credit financing    3,000                   -
Congress term loan                                  2,857               3,175
Note payable due December 1, 2006                   4,200               4,200
Note payable due December 5, 2006 (net of
  warrant value of $67 and $83, respectively)       3,433               3,417
13% senior notes (net of warrant value
  of $261 and $315, respectively)                  21,752              21,750
Notes payable                                       8,451               4,161
Notes payable - related parties                       500               5,115
Capital leases and other                               29                  56
                                                 --------            --------

  Total long-term debt                             54,460              51,088
Classified as current                              (5,321)             (9,959)
                                                 --------            --------
  Long-term debt                                 $ 49,139            $ 41,129
                                                 ========            ========

     In May 2004, the Company and Congress Financial entered an amendment to the loan and security agreement whereby Congress provided an additional $3.0 million of supplemental revolving credit financing to the Company. Proceeds from the loan were used to pay trade payables and for other corporate purposes. See NOTE 2: RECENT DEVELOPMENTS, Congress Financial Corporation Supplemental Revolving Credit Facility."

     Certain notes payable - related parties totaling $4.6 million were settled in the first quarter of 2004, offset against a related party note receivable of $364,000 and reclassified to a note payable totaling $4.29 million. See NOTE 2: RECENT DEVELOPMENTS, "SFSC Litigation Settlement", above.


NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2004                2003
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $  3,481            $  3,206
Work-in-process                                     3,697               2,077
Finished goods                                      2,547               2,924
                                                 --------            --------
  Inventories                                    $  9,725            $  8,207
                                                 ========            ========


NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the three month period ended June 30, 2004 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2004         $163  $25,609  $(51,548) $ (1,979)  $(27,755)
  Activity (unaudited):
Net income                    -        -     1,947         -      1,947
                           ----  -------  --------  --------   --------
At June 30, 2004           $163  $25,609  $(49,601) $ (1,979)  $(25,808)
                           ====  =======  ========  ========   ========

     The computations of basic and diluted earnings (loss) per common share EPS (LPS) for the three and six month periods ended June 30, 2004 and 2003 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Three months ended June 30, 2004:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $   (402)   16,279  $ (0.02)
                                                                   =======
Dilutive effect of stock options and warrants               2,553
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted LPS           $   (402)   18,832  $ (0.02)
                                               ========  ========  =======

     Three months ended June 30, 2003:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (1,324)   16,279  $ (0.08)
                                               ========  ========  =======

     Six months ended June 30, 2004:
Income available to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $  1,947    16,279  $  0.12
                                                                   =======
Dilutive effect of stock options and warrants               2,550
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted LPS           $  1,947    18,829  $  0.10
                                               ========  ========  =======

     Six months ended June 30, 2003:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (1,415)   16,279  $ (0.09)
                                               ========  ========  =======

     At June 30, 2004, the Company's stock options outstanding totaled 614,000. Such options included a dilutive component of 183,577 shares for the three month period and 191,133 shares for the six month period ended June 30, 2004. At June 30, 2004, outstanding warrants to purchase the Company's common totaled 2,930,049. Such warrants included a dilutive component of 2,378,798 shares for the three month period and 2,379,787 shares for the six month period ended June 30, 2004. At June 30, 2003, the Company's stock options outstanding totaled 44,000, none of which were at exercise prices below the average market price of the underlying security during the second quarter or first half of 2003.

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

Asbestos (Hanna)

     During 2003, Reunion Industries was named as defendant in 32 actions in the state of Georgia and one action in the state of Alabama. Such actions claim that cylinders manufactured by the Hanna division of Reunion Industries
contained asbestos that caused severe illness.   Since most of the plaintiffs'
exposure occurred prior to the purchase of the assets of this business by Reunion's predecessor in 1980, and since there is no evidence that asbestos was used in Hanna products after 1980, the Company's position is that it has no liability in these suits. Upon motion made by plaintiff's attorney, in May 2004, the Court dismissed the Alabama suit against the Company with no liability. The plaintiffs' attorney has tentatively agreed to dismiss Reunion from the Georgia suits, subject to his review of certain information we have provided to him about our predecessor and if Reunion will assist the plaintiffs in their case against the pre-1980 owner of the business. Reunion has agreed to and is currently providing the requested assistance to plaintiffs' attorney.

SFSC Litigation

     The settlement of the litigation involving or relating to Stanwich Financial Services Corp. (SFSC) as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed on March 30, 2004, has been settled as described in NOTE 2: RECENT DEVELOPMENTS, "SFSC Litigation Settlement."

Shareholder Suit

     In December 1999, a stockholder of Reunion filed a purported class-action lawsuit in Delaware Chancery Court alleging, among other things, that Reunion's public stockholders would be unfairly diluted in the merger with Chatwins Group. The lawsuit sought to prevent completion of the merger and, the merger having been completed, sought rescission of the merger or awarding of damages. In the second quarter of 2004, the case was voluntarily dismissed by the plaintiff and, on July 14, 2004, a Stipulation and Order of Dismissal was filed in and approved by the Delaware Chancery Court.

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

NAPTech Suit

     On or about March 16, 2004, Shaw NAPTech, Inc. ("NAPTech"), as successor by merger to NAPTech, Inc. and NAPTech PS Corporation, filed a suit against the Company in state court in Baton Rouge, Louisiana, to collect payment on a subordinated note issued to NAPTech and assumed by the Company in a January 2001 acquisition. NAPTech claims the amounts due under this note are $3,145,403 in principal plus $1,207,875 in unpaid interest through November 30, 2003 plus interest at 15% per annum on the unpaid principal thereafter. Such amounts are approximately the same as amounts recorded as payable to NAPTech by the Company in the accompanying consolidated balance sheet. The Company has filed an answer to the complaint, in which the Company claims, among other things, that the suit is currently barred by a subordination agreement to which NAPTech is a party and that the Court lacks personal jurisdiction over the Company. Also named as defendants in the suit are Charles E. Bradley, Sr. (a director of the Company), as guarantor of the subordinated note, and KSB Acquisition Corp. and Hanna Investment Corp. (both of which are affiliates of Mr. Bradley), as pledgors of certain assets securing the note.

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve for the six-month periods ended June 30, 2004 and 2003 follows (in 000's):

                                                    June 30,    June 30,
     Description                                       2004        2003
     ------------------------------------------    --------    --------
       Beginning balance                           $    211    $    379
     Add: Provision for estimated future claims          72          45
     Deduct: Cost of claims                             (49)       (216)
                                                   --------    --------
       Ending balance                              $    234    $    208
                                                   ========    ========


NOTE 7:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at June 30, 2004:
----------------------                                           At 06/30
  Metals:                                                        --------
Pressure vessels and springs    $  6,620   $  1,141   $    200   $ 14,655
Cylinders                          4,402        188        119      8,472
Grating                            2,582        325          -        645
                                --------   --------   --------   --------
  Subtotal Metals                 13,604      1,654        319     23,772

Plastics                           7,032        518        136     15,040
Corporate and other                    -       (333)         -     15,440
                                --------   --------   --------   --------
  Totals                        $ 20,636      1,839   $    455   $ 54,252
                                ========              ========   ========
Gains on debt extinguishments                   470
Depreciation                                   (623)
Interest expense, net                        (1,975)
                                           --------
  Loss from continuing operations before
   income taxes and minority interests     $   (289)
                                           ========

Three months ended June 30, 2003
  and at December 31, 2003:
--------------------------------                                 At 12/31
  Metals:                                                        --------
Pressure vessels and springs    $  6,250   $  1,360   $      -   $ 13,407
Cylinders                          4,718         68          5      7,877
                                --------   --------   --------   --------
  Subtotal Metals                 10,968      1,428          5     21,284

Plastics                           7,108        646         27     14,516
Corporate and other                    -       (813)         -     15,723
                                --------   --------   --------   --------
  Totals                        $ 18,076      1,261   $     32   $ 51,523
                                ========              ========   ========
Depreciation                                   (673)
Interest expense, net                        (1,912)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (1,324)
                                           ========

Six months ended June 30, 2004:
-------------------------------
  Metals:
Pressure vessels and springs    $ 11,804   $  2,086   $    208
Cylinders                          9,277        487        169
Grating                            4,643        608          -
                                --------   --------   --------
  Subtotal Metals                 25,724      3,181        377

Plastics                          13,759      1,288        200
Corporate and other                    -       (851)        11
                                --------   --------   --------
  Totals                        $ 39,483      3,618   $    588
                                ========              ========
Gain on debt extinguishment                   3,540
Depreciation                                 (1,246)
Interest expense, net                        (3,754)
                                           --------
  Income from continuing operations before
   income taxes and minority interests     $  2,158
                                           ========

Six months ended June 30, 2003:
-------------------------------
  Metals:
Pressure vessels and springs    $ 13,780   $  3,123   $      -
Cylinders                         10,308        597         62
                                --------   --------   --------
  Subtotal Metals                 24,088      3,720         62

Plastics                          15,251      1,297        102
Corporate and other                    -     (1,653)         1
                                --------   --------   --------
  Totals                        $ 39,339      3,364   $    165
                                ========              ========
Depreciation                                 (1,358)
Interest expense, net                        (3,421)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (1,415)
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

(2) Corporate and other assets at June 30, 2004 and at December 31, 2003 includes $8.0 million of goodwill that relates to the Company's pressure vessel and springs segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of the pressure vessels and springs segment. At June 30, 2004 and December 31, 2003, goodwill of $1.5 million is recorded at each of pressure vessels and springs and cylinders.


NOTE 8:   DISCONTINUED OPERATIONS - CHANGE IN PLAN

     In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company and Wanggang Township Economic Development Corporation. The Company has a 65% interest in the joint venture. During 1996, the Company capitalized its investment in the joint venture by contributing cash of $150,000 and machinery and equipment with an estimated fair market value of $1.9 million to the joint venture. The joint venture manufacturers grating panels and is located in Wangang Township, Pudong New Area, Shanghai in the People's Republic of China.

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

     In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture but now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners' expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and return it to continuing operations resulting in consolidation of the joint venture's results of operations. Certain information related to the joint venture's results of operations for the three and six month periods ended June 30, 2004 is as follows (in 000's):

Three months ended June 30, 2004    Six months ended June 30, 2004
--------------------------------    --------------------------------
Net sales                $ 2,582    Net sales               $  4,643
Income before taxes          322    Income before taxes          602
EBITDA                       325    EBITDA                       608

NOTE 9:  RESTRUCTURING

     In the fourth quarter of 2001, we developed and adopted a restructure plan for our continuing businesses and certain other businesses were identified for disposal. By the end of 2002, this plan was substantially completed except for continuing commitments under leases for two idle facilities and certain equipment. The Company recorded restructuring costs, including lease termination costs, related to the plan. The following represents a summary of first half of 2004 cash activity of the remaining lease termination reserves (in thousands):

                                                  At       Cash       At
Description                                    12/31/03  Activity  06/30/04
---------------------------------------------  --------  --------  --------
Lease termination costs                        $    474  $   (145) $    329
                                               ========  ========  ========

     Of the remaining lease termination costs, $315,000 relates to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah. The remainder relates to lease commitments under idle machinery in the Plastics Group.


NOTE 10:  COMPONENTS OF BENEFIT COSTS

     The following tables present the components of net periodic benefit costs for Metals pension and Metals and Corporate Executive Payroll other postretirement plans for the three- and six-month periods ended June 30, 2004 (000's):

                                        Pension              Postretirement
                                   ------------------      ------------------
                                   Three months ended      Three months ended
                                   ------------------      ------------------
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    2004        2003        2004        2003
                                   ------      ------      ------      ------
Benefits earned during year        $   35      $   35      $    6      $   19
Interest cost                          52          52           9          26
  Amortization of:
Prior service cost                      5           5           -           -
Unrecognized net loss (gain)           11          11           2           6
Unrecognized net obligation             -           -           4          12
Expected return on plan assets        (45)        (45)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   58      $   58      $   21      $   63
                                   ======      ======      ======      ======

                                        Pension              Postretirement
                                   ------------------      ------------------
                                    Six months ended        Six months ended
                                   ------------------      ------------------
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    2004        2003        2004        2003
                                   ------      ------      ------      ------
Benefits earned during year        $   70      $   70      $   12      $   38
Interest cost                         105         104          18          52
  Amortization of:
Prior service cost                     10          10           -           -
Unrecognized net loss (gain)           22          22           4          12
Unrecognized net obligation             -           -           8          24
Expected return on plan assets        (90)        (90)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $  117      $  116      $   42      $  126
                                   ======      ======      ======      ======

     In May 2004, the Company made a required payment of $397,214 associated with the Metals pension plan.

     The following tables present the components of net periodic benefit costs for Plastics pension and other postretirement plans for the three- and six-month periods ended June 30, 2004 (000's):

                                        Pension              Postretirement
                                   ------------------      ------------------
                                   Three months ended      Three months ended
                                   ------------------      ------------------
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    2004        2003        2004        2003
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $   15      $   14
Interest cost                          56          55          31          30
  Amortization of:
Unrecognized net loss (gain)           17          16           4           4
Expected return on plan assets        (43)        (43)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   30      $   28      $   50      $   48
                                   ======      ======      ======      ======

                                        Pension              Postretirement
                                   ------------------      ------------------
                                    Six months ended        Six months ended
                                   ------------------      ------------------
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    2004        2003        2004        2003
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $   30      $   28
Interest cost                         112         110          62          60
  Amortization of:
Unrecognized net loss (gain)           34          32           8           8
Expected return on plan assets        (86)        (86)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   60      $   56      $  100      $   96
                                   ======      ======      ======      ======

     The Company is required to make a payment of $497,000 in the third quarter of 2004 associated with the Plastics pension plan.


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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to
  Three Months Ended June 30, 2003

     Net sales, gross margins and EBITDA percentages for the three months ended 2004 and 2003 are as follows. The percentages of EBITDA to net sales excludes corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the three month periods ended June 30, 2004 and 2003 are 8.9% and 7.0%, respectively ($'s in 000's):

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2004       2003     2004    2003    2004    2003
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $   6,620  $   6,250   21.2%   26.5%   17.2%   21.8%
Cylinders            4,402      4,718   16.7%   12.8%    4.3%    1.4%
Grating              2,582          -   26.3%      -    12.6%      -
Plastics             7,032      7,108   12.6%   13.5%    7.4%    9.1%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  20,636  $  18,076   17.5%   17.8%   10.5%   11.5%
                 =========  =========  ======  ======  ======  ======

     Net sales for the second quarter of 2004 were up 14.2% from the second quarter of 2003. Such increase is the result of the inclusion of grating sales in the second quarter of 2004, which reflects the operations of the Company's 65% owned Chinese subsidiary. Such operation had been treated as a discontinued operation. See "Minority Interests" and "Discontinued Operations
- Change in Plan" below. Excluding the $2.6 million of grating sales, second quarter 2004 sales were about the same as the second quarter of 2003.

     Pressure vessels and springs sales were $0.4 million higher in the second quarter of 2004 compared to the second quarter of 2003 primarily as the result of the fact that this segment has experienced a 79% increase in its backlog since year-end 2003 to the end of the second quarter of 2004, from $5.8 million to $10.4 million, and such backlog increase is beginning to have an increasing effect on this segment's sales. Cylinder sales were $0.3 million lower in the second quarter of 2004 compared to the second quarter of 2003. The Company completed the consolidation of its cylinder operations into a single facility in Libertyville, Illinois, in the 2004 second quarter, which caused some disruption in this segment's shipping activity but contributed to an increase in this segment's backlog. The cylinders' backlog increased 40% since year-end 2003 to the end of the second quarter 2004. Plastics sales decreased slightly in the second quarter of 2004 compared to the 2003 second quarter. The continued reluctance and lag in customers' decisions on newly quoted programs due to the uncertainty surrounding our financial condition was offset by some new customer programs andresulted in this segment's second quarter-to-quarter 2004 compared to 2003 sales being almost even. With Plastics' backlog having increased 35% since year-end 2003 to the end of the 2004 second quarter, from $5.9 million to $8.0 million, [management anticipates the declining trend in sales will reverse in the second half of 2004].

     Gross margin as a percentage of sales in the second quarter of 2004 compared to the 2003 second quarter was down slightly, to 17.5% from 17.8%. Excluding the sales and gross margin of the Chinese grating joint venture, the U.S. operations gross margin percentage decreased from 17.8% in the second quarter of 2003 to 16.8% in the second quarter of 2004. Even though pressure vessels and springs sales increased in the second quarter of 2004 compared to the 2003 second quarter, gross margin as a percentage of sales declined. This decrease is primarily the result of a week-long interruption in production caused by an electrical failure resulting in unanticipated costs and underabsorbed overheads. Cylinder gross margin increased in the second quarter of 2004 compared to the 2003 second quarter due primarily to the fact that, through the consolidation of cylinder operations into a single facility in Libertyville, Illinois in May 2004, we eliminated redundant expense and experienced other production efficiencies. Plastics gross margin was lower in the second quarter of 2004 compared to the 2003 second quarter primarily due to the decrease in sales and the fact that certain of the new customer programs discussed above carry lower profit margins than those they replaced.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. Excluding the Chinese grating subsidiary and corporate and other EBITDA, EBITDA and EBITDA as a percentage of sales decreased during the second quarter of 2004 compared to 2003 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the three months ended June 30, 2004 and 2003 by segment and corporate and other is as follows (000's):

                               Operating    Deprec-   Amortiz-
                                  Profit     iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2004:
-----
Pressure vessels and springs    $    986   $    155   $      -   $  1,141
Cylinders                            138         50          -        188
Grating                              325          -          -        325
Plastics                             110        408          -        518
Corporate and other(1)(2)           (343)        10          -       (333)
                                --------   --------   --------   --------
  Totals                           1,216   $    623   $      -   $  1,839
                                           ========   ========   ========
Gain on debt extinguishment          470
                                --------
Operating profit                $  1,686
                                ========

2003:
-----
Pressure vessels and springs    $  1,186   $    174   $      -   $  1,360
Cylinders                             (5)        73          -         68
Plastics                             237        409          -        646
Corporate and other                 (830)        17          -       (813)
                                --------   --------   --------   --------
  Totals                        $    588   $    673   $      -   $  1,261
                                ========   ========   ========   ========

(1) - Excludes gain on debt extinguishment of $470,000. See "Gain on Debt Extinguishment" below.

(2) - Includes an environmental reserve adjustment of $331,000. See "Other Income" below.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the second quarter of 2004 were $2.6 million, compared to $2.7 million for the 2003 second quarter. SGA in the second quarter of 2004 includes $0.3 million from the Chinese grating joint venture. Excluding this, SGA decreased to $2.3 million domestically, or by $0.4 million. This decrease in SGA is due to continued cost cutting measures and payroll reductions. Excluding the sales and SGA of the grating joint venture, SGA as a percentage of sales decreased to 13.0% for the second quarter of 2004 compared to 14.7% in the 2003 second quarter primarily due to the effects of the cost savings described above.

Gains on Debt Extinguishments

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

     A settlement was reached in the Superior Court action among the plaintiffs, Bankers Trust Co. and certain other financial institution defendants. In the settlement, Bankers Trust Co. and the other settling financial institution defendants paid the plaintiffs an amount specified in the settlement agreement, and Bankers Trust Co. received an assignment of the claims of the plaintiffs and such other settling defendants against the Company and other defendants. In the SFSC bankruptcy proceeding, the Company and certain other defendants entered into a settlement with SFSC and Bankers Trust Co. Under this settlement (1) the Company is obligated to pay SFSC a settlement amount by December 31, 2006 in the sum of $4.29 million, plus interest at the rate of 10% per annum, in full satisfaction of the Company's indebtedness to SFSC under notes payable totaling $4.6 million, plus interest, and for certain credit support fees payable, which settlement amount is net of an offset against SFSC's note payable to the Company in the amount of $310,000 plus interest, and (2) provided it makes such settlement payment, the Company is released from all claims that have been or could have been asserted against the Company by the plaintiffs or the settling financial institution defendants in the California Superior Court suits or by SFSC in the bankruptcy proceeding. The settlement amount does not constitute a new liability of the Company, as it relates to indebtedness and a note receivable that had previously been recorded on the Company's balance sheet.

     The Company recorded a gain on debt extinguishment of $3.1 million in the first quarter of 2004 effective January 1, 2004 as the settlement was reached in the Superior Court and the financial institution defendants paid the plaintiffs in January 2004. However, subsequent to the filing of our Form 10-Q for the quarter ended March 31, 2004, the parties to the settlement agreement set the effective date of the settlement as May 10, 2004. Accordingly, the Company recorded interest expense through May 10, 2004 under the terms of the prior SFSC notes payable and then recorded an additional gain on debt extinguishment of $262,000 to reflect the effective date of the settlement as being May 10, 2004. The Company then adjusted interest expense under the terms of the new note payable as though it began accruing on May 10, 2004.

     In January 2004, we solicited our noteholders for the second time to consent to certain provisions and waivers of the indenture governing the 13% senior notes. In the first consent in November 2003, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented. The second consent solicitation period ended on April 28, 2004 at which time holders of an additional $434,300 principal amount of senior notes had consented. The significant provisions of the solicitation requested that the noteholders consent to waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006.

Accordingly, 12% of the $434,300 principal amount of senior notes of noteholders that had consented to the various provisions and waivers in the second solicitation, or $52,000, was extinguished pursuant to the provisions of the consent. As of April 28, 2004, accrued and unpaid interest related to the 13% senior notes consenting in the second solicitation totaled $156,000. Such interest was extinguished pursuant to the provisions of the consent.

     [The Company is currently investigating other recapitalization scenarios that include, among other things, the use of additional private capital fund financing to repurchase at discounts some portion or all of our senior and unsecured subordinated notes payable.]

Other Income

     Other income for the second quarter of 2004 was $201,000, compared to other income of $33,000 for the second quarter of 2003. The components are as follows:

                                                 2004      2003     Change
                                               --------  --------  --------
Costs to consolidate cylinder locations        $    171  $      -  $    171
Adjustment of environmental reserve                (331)        -      (331)
Rental income on sublease                           (37)      (10)      (27)
Other (income) expense, net                          (4)      (23)       19
                                               --------  --------  --------
Total other income, net                        $   (201) $    (33) $   (168)
                                               ========  ========  ========

     During May 2004, we completed the consolidation of our cylinder manufacturing operations into a single facility in Libertyville, Illinois. Costs totaling $171,000 were incurred in the 2004 second quarter. The Company finalized the settlement of a Louisiana environmental litigation matter in the second quarter of 2004. Such settlement has resulted in a new estimate of the required reserve, resulting in a $331,000 adjustment in the 2004 second quarter. In June 2003, the Company sublet its idle manufacturing facility in Clearfield, Utah. There were no other significant offsetting items of other income or expenses in either of the second quarters of 2004 and 2003.

Minority Interests

     Minority interests of $0.1 million represents income during the second quarter of 2004 allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. See "Discontinued Operations" below.

Interest Expense

     Interest expense for the second quarter of 2004 was $2.0 million compared to $1.9 million for the second quarter of 2003. This increase is primarily due to the higher level of amortization of deferred financing costs and estimated warrant value in the 2004 second quarter than the 2003 second quarter.

Income Taxes

     There was no tax provision from continuing operations in the first quarters of 2004 or 2003. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $115.2 million at December 31, 2003. The years in which such net operating losses expire are as follows (000's):

          Year ending December 31:     Year ending December 31:
          ------------------------     ------------------------
          2004           $  53,099     2017               7,574
          2006               6,067     2018              10,860
          2007                 609     2019               1,907
          2008               3,231     2020               1,047
          2009               2,526     2021              12,431
          2011               1,069     2022              14,760

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

Discontinued Operations - Change in Plan

     In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company and Wanggang Township Economic Development Corporation. The Company has a 65% interest in the joint venture. During 1996, the Company capitalized its investment in the joint venture by contributing cash of $150,000 and machinery and equipment with an estimated fair market value of $1.9 million to the joint venture. The joint venture manufacturers grating panels and is located in Wangang Township, Pudong New Area, Shanghai in the People's Republic of China.

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

     In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture and now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners' expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and returned it to continuing operations effective at the beginning of 2004 resulting in consolidation of the joint venture's results of operations for the quarter ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to
  Six Months Ended June 30, 2003

     Net sales, gross margins and EBITDA percentages for the six months ended 2004 and 2003 are as follows. The percentages of EBITDA to net sales excludes corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the six month periods ended June 30, 2004 and 2003 are 9.2% and 8.6%, respectively ($'s in 000's):

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2004       2003     2004    2003    2004    2003
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $  11,804  $  13,780   22.2%   27.5%   17.7%   22.7%
Cylinders            9,277     10,308   17.6%   16.0%    5.2%    5.8%
Grating              4,643          -   23.8%      -    13.1%      -
Plastics            13,759     15,251   14.7%   12.9%    9.4%    8.5%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  39,483  $  39,339   18.7%   18.8%   11.3%   12.8%
                 =========  =========  ======  ======  ======  ======

     Net sales for the first half of 2004 were almost equal to the first half of 2003. First half 2004 sales includes over $4.6 million of sales from the consolidation of the Company's 65% owned Chinese grating manufacturing subsidiary. Such operation had been treated as a discontinued operation. See "Minority Interests" and "Discontinued Operations - Change in Plan" below. Excluding such grating sales, first half 2004 sales were down $4.5 million, or 11.4%, when compared to the first half of 2003 due primarily to low order levels in later 2003 and early 2004. Such low orders were partially attributable to the Company's liquidity difficulties prior to its refinancing in December 2003 and partially attributable to the general economy and year-end holiday shut-downs at our customers.

     Pressure vessels and springs sales were $2.0 million lower and cylinder sales were $1.0 million in the first half of 2004 compared to the first half of 2003 due primarily to the lower backlog at year-end 2003 compared to year-end 2002. However, the pressure vessel and springs segment has experienced a 79% increase in its backlog since year-end 2003 to the end of the second quarter of 2004, from $5.8 million to $10.4 million, and such backlog increase is beginning to have an increasing effect on this segment's sales. Cylinder sales were also affected by the consolidation of its cylinder operations into a single facility in Libertyville, Illinois, in the 2004 second quarter, which caused some disruption in this segment's shipping activity but contributed to an increase in this segment's backlog. The cylinders' backlog increased 40% since year-end 2003 to the end of the second quarter 2004. The $1.5 million decrease in Plastics sales in the first half of 2004 compared to the 2003 first half is a continuation of a trend that began several years ago and is primarily the result of a continued reluctance and lag in customers' decisions on newly quoted programs due to the uncertainty surrounding our financial condition. Although the Plastics segment has recently been awarded some new customer programs, [this segment may continue to be affected by an overall lag in new program starts.] The continued reluctance and lag in customers' decisions on newly quoted programs due to the uncertainty surrounding our financial condition was more than offset by the effect on sales from new customer programs. However, with Plastics' backlog having increase 35% since year-end 2003 to the end of the 2004 second quarter, from $5.9 million to $8.0 million, [management anticipates the declining trend in sales will reverse in the second half of 2004].

     Gross margin as a percentage of sales in the first half of 2004 compared to the 2003 first half was down slightly, to 18.7% from 18.8%. Excluding the sales and gross margin of the Chinese grating joint venture, the U.S. operations gross margin percentage decreased from 18.8% in the first half of 2003 to 18.0% in the first half of 2004. The decrease in pressure vessels and springs gross margin as a percentage of sales was due to the decrease in sales volume and a week-long interruption in June 2004 production caused by an electrical failure resulting in unanticipated costs and underabsorbed overheads. Cylinder gross margin increased in the first half of 2004 compared to the 2003 first half despite a decline in sales due primarily to the fact that, through the consolidation of cylinder operations into a single facility in Libertyville, Illinois in May 2004, we eliminated redundant expense and experienced other production efficiencies. The Plastics segment increased its gross profit margin percentage even with reduced sales as a result of increased productivity and a lower cost structure resulting from prior year cost reduction efforts.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. Excluding the Chinese grating subsidiary and corporate and other EBITDA, EBITDA and EBITDA as a percentage of sales decreased during the first quarter of 2004 compared to 2003 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the six months ended June 30, 2004 and 2003 by segment and corporate and other is as follows (000's):

                               Operating    Deprec-   Amortiz-
                                  Profit     iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2004:
-----
Pressure vessels and springs    $  1,775   $    311   $      -   $  2,086
Cylinders                            388         99          -        487
Grating                              608          -          -        608
Plastics                             473        815          -      1,288
Corporate and other(1)(2)           (872)        21          -       (851)
                                --------   --------   --------   --------
  Totals                           2,372   $  1,246   $      -   $  3,618
                                           ========   ========   ========
Gain on debt extinguishment        3,540
                                --------
Operating profit                $  5,912
                                ========

2003:
-----
Pressure vessels and springs    $  2,770   $    353   $      -   $  3,123
Cylinders                            453        144          -        597
Plastics                             471        826          -      1,297
Corporate and other               (1,688)        35          -     (1,653)
                                --------   --------   --------   --------
  Totals                        $  2,006   $  1,358   $      -   $  3,364
                                ========   ========   ========   ========

(1) - Excludes gain on debt extinguishment of $3,540,000. See "Gain on Debt Extinguishment" below.

(2) - Includes an environmental reserve adjustment of $331,000. See "Other Income" below.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first half of 2004 were $5.3 million, compared to $5.5 million for the 2003 first half. SGA in the first half of 2004 includes $0.5 million from the Chinese grating joint venture. Excluding this, SGA decreased to $4.8 million domestically, or by $0.7 million. This decrease in SGA is due to continued cost cutting measures and payroll reductions. Excluding the sales and SGA of the grating joint venture, SGA as a percentage of sales decreased to 13.7% for the first half of 2004 compared to 13.9% in the 2003 first half primarily due to the effects of the cost savings described above.

Gains on Debt Extinguishments

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

     A settlement was reached in the Superior Court action among the plaintiffs, Bankers Trust Co. and certain other financial institution defendants. In the settlement, Bankers Trust Co. and the other settling financial institution defendants paid the plaintiffs an amount specified in the settlement agreement, and Bankers Trust Co. received an assignment of the claims of the plaintiffs and such other settling defendants against the Company and other defendants. In the SFSC bankruptcy proceeding, the Company and certain other defendants entered into a settlement with SFSC and Bankers Trust Co. Under this settlement (1) the Company is obligated to pay SFSC a settlement amount by December 31, 2006 in the sum of $4.29 million, plus interest at the rate of 10% per annum, in full satisfaction of the Company's indebtedness to SFSC under notes payable totaling $4.6 million, plus interest, and for certain credit support fees payable, which settlement amount is net of an offset against SFSC's note payable to the Company in the amount of $310,000 plus interest, and (2) provided it makes such settlement payment, the Company is released from all claims that have been or could have been asserted against the Company by the plaintiffs or the settling financial institution defendants in the California Superior Court suits or by SFSC in the bankruptcy proceeding. The settlement amount does not constitute a new liability of the Company, as it relates to indebtedness and a note receivable that had previously been recorded on the Company's balance sheet. The settlement resulted in a $3.1 million gain on debt extinguishment calculated as follows (000's):

                                               Interest
                                 Payable       and Fee
Description                     (Receivable)   Accruals      Totals
-------------------------------  ----------   ----------   ----------
SFSC note receivable               $   (310)    $   (155)    $   (465)
Reserve for interest receivable           -          101          101
SFSC collateral fee                       -          690          690
SFSC credit support fee                   -          294          294
SFSC note payable                     2,999        1,501        4,500
SFSC note payable                       500          290          790
SFSC note payable                       100           53          153
SFSC note payable by assignment       1,017          280        1,297
                                   --------     --------     --------
Totals                             $  4,306     $  3,054        7,360
                                   ========     ========

Less:  Note payable under settlement agreement                 (4,290)
                                                             --------
Gain on SFSC litigation settlement first quarter 2004        $  3,070
                                                             ========

     The gain on debt extinguishment of $3.1 million was recorded in the first quarter of 2004 as the settlement was reached in the Superior Court and the financial institution defendants paid the plaintiffs in January 2004.
However, subsequent to the filing of our Form 10-Q for the quarter ended March 31, 2004, the parties to the settlement agreement set the effective date of the settlement as May 10, 2004. Accordingly, the Company recorded interest expense through May 10, 2004 under the terms of the prior SFSC notes payable and then recorded an additional gain on debt extinguishment of $262,000 to reflect the effective date of the settlement as being May 10, 2004. The Company then adjusted interest expense under the terms of the new note payable as though it began accruing on May 10, 2004.

     In January 2004, we solicited our noteholders for the second time to consent to certain provisions and waivers of the indenture governing the 13% senior notes. In the first consent in November 2003, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented. The second consent solicitation period ended on April 28, 2004 at which time holders of an additional $434,300 principal amount of senior notes had consented. The significant provisions of the solicitation requested that the noteholders consent to waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006. Accordingly, 12% of the $434,300 principal amount of senior notes of noteholders that had consented to the various provisions and waivers in the second solicitation, or $52,000, was extinguished pursuant to the provisions of the consent. As of April 28, 2004, accrued and unpaid interest related to the 13% senior notes consenting in the second solicitation totaled $156,000. Such interest was extinguished pursuant to the provisions of the consent.

     [The Company is currently investigating other recapitalization scenarios that include, among other things, the use of additional private capital fund financing to repurchase at discounts some portion or all of our senior and unsecured subordinated notes payable.]

Other Income

     Other income for the first half of 2004 was $282,000, compared to other income of $61,000 for the first half of 2003. The components are as follows:

                                                 2004      2003     Change
                                               --------  --------  --------
Costs to consolidate cylinder locations        $    288  $      -  $    288
Adjustment of environmental reserve                (331)        -      (331)
Rental income on sublease                           (73)      (10)      (63)
Other (income) expense, net                        (166)      (51)     (115)
                                               --------  --------  --------
Total other income, net                        $   (282) $    (61) $   (221)
                                               ========  ========  ========

     During May 2004, we completed the consolidation of our cylinder manufacturing operations into a single facility in Libertyville, Illinois. Costs totaling $171,000 were incurred in the 2004 second quarter. The Company finalized the settlement of a Louisiana environmental litigation matter in the second quarter of 2004. Such settlement has resulted in a new estimated of the required reserve, resulting in a $331,000 adjustment in the 2004 second quarter. In June 2003, the Company sublet its idle manufacturing facility in Clearfield, Utah. There were no other individually significant or offsetting items of other income or expenses in either of the first halves of 2004 and 2003.

Minority Interests

     Minority interests of $0.2 million represents income during the first half of 2004 allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. See "Discontinued Operations" below.

Interest Expense

     Interest expense for the first half of 2004 was $3.8 million compared to $3.4 million for the first half of 2003. This increase is primarily due to the higher level of amortization of deferred financing costs and estimated warrant value in the 2004 first half than the 2003 first half.

Income Taxes

     There was no tax provision from continuing operations in the first halves of 2004 or 2003. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $115.2 million at December 31, 2003. The years in which such net operating losses expire are as follows (000's):

          Year ending December 31:     Year ending December 31:
          ------------------------     ------------------------
          2004           $  53,099     2017               7,574
          2006               6,067     2018              10,860
          2007                 609     2019               1,907
          2008               3,231     2020               1,047
          2009               2,526     2021              12,431
          2011               1,069     2022              14,760

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

Discontinued Operations - Change in Plan

     In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company and Wanggang Township Economic Development Corporation. The Company has a 65% interest in the joint venture. During 1996, the Company capitalized its investment in the joint venture by contributing cash of $150,000 and machinery and equipment with an estimated fair market value of $1.9 million to the joint venture. The joint venture manufacturers grating panels and is located in Wangang Township, Pudong New Area, Shanghai in the People's Republic of China.

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

     In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture and now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners' expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and returned it to continuing operations effective at the beginning of 2004 resulting in consolidation of the joint venture's results of operations for the six months ended June 30, 2004.


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

Recent Events

Congress Financial Corporation Supplemental Revolving Credit Financing

     The Company's loan agreement with Congress Financial Corporation (Congress) provides for a loan facility of up to $25.0 million, collateralized by substantially all of the assets of the Company as described below. The amount which the Company may borrow at any time under such loan facility is based on a formula related to the value of the collateral securing the loan. In may 2004, two private capital funds invested $1.5 million each to purchase from Congress junior participating interests in the revolving credit portion of the Congress loan facility. These investments increased by $3.0 million the amount which the Company could borrow under the loan facility, subject to the overall borrowing limit of $25.0 million, which did not change. The Company used the $3.0 million in proceeds to pay trade payables and for other corporate purposes. In consideration of such investments, the Company has agreed to grant warrants to such private capital funds allowing each to purchase 375,000 shares of the Company's common stock at an initial exercise price of $0.01 per share and with registration rights, subject to the approval by the Company's stockholders to amend the Company's Articles of Incorporation to increase the authorized number of shares of common stock of the Company by 10,000,000.

     Interest on the Congress supplemental revolving credit financing is payable monthly at a fixed rate of 15% per annum. The Congress supplemental revolving credit financing is collateralized by a continuing security interest and lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, real property, equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

     The Congress supplemental revolving credit financing is subject to the same financial covenants and other covenants as the revolving credit and term loan facilities, including the minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and the minimum fixed charge coverage ratio.

Congress Financial Corporation Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a new revolving and term loan bank credit facility with Congress Financial Corporation. This credit facility consists of revolving credit, term loan and letter of credit accommodations up to a maximum credit of $25.0 million. At June 30, 2004, the Company had outstanding borrowings under this facility totaling $13.1 million, including $10.2 million of revolving credit and a term loan of $2.9 million. The term loan amortizes to the revolving credit availability at a rate of $53,000 per month which began on January 31, 2004 and continues until fully paid. This facility has a three-year initial term and automatically renews for additional one-year increments unless either party gives the other notice of termination at least 90 days prior to the beginning of the next one-year term.

     The Congress facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. The minimum EBITDA covenant began in 2004 and requires the Company to maintain minimum monthly amounts of EBITDA ranging from $450,000 in January 2004 to $600,000 in December 2004 with $50,000 to $100,000 increments or decrements occurring during the year. There are also minimum monthly

EBITDA amounts required during 2005 and 2006. Through June 2004, the Company achieved the minimum monthly EBITDA required for compliance with this covenant. The minimum fixed charge coverage ratio covenant requires the Company to maintain a minimum fixed charge coverage ratio to be tested as of the last day of each fiscal quarter beginning with the quarter ended March 31, 2004, for the year-to-date period starting on January 1, 2004. For quarters ended on and after December 31, 2004, the components of the calculation are on a rolling, twelve-month basis. The ratio is defined as EBITDA divided by fixed charges (defined as interest expense, capital expenditures, regularly scheduled or required principal payments on debt and taxes paid). For the ratio calculation period ended March 31, 2004 and for each year-to-date period during 2004 ended on quarters thereafter, the required minimum fixed charge coverage ratio is 0.65:1, 0.77:1, 0.77:1 and 0.80:1, respectively. There are also minimum fixed charge coverage ratio amounts required during 2005 and 2006. The Company was in compliance with the minimum fixed charge coverage ratio covenant for the period ended June 30, 2004.

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

13% Senior Notes

     In January 2004, we solicited our noteholders for the second time to consent to certain provisions and waivers of the indenture governing the 13% senior notes. In the first consent in November 2003, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented. The second consent solicitation period ended on April 28, 2004 at which time holders of an additional $434,300 principal amount of senior notes had consented. The significant provisions of the solicitation requested that the noteholders consent to waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006. Accordingly, 12% of the $434,300 principal amount of senior notes of noteholders that had consented to the various provisions and waivers in the second solicitation, or $52,000, was extinguished pursuant to the provisions of the consent. As of April 28, 2004, accrued and unpaid interest related to the 13% senior notes consenting in the second solicitation totaled $156,000. Such interest was extinguished pursuant to the provisions of the consent.

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

     A settlement was reached in the Superior Court action among the plaintiffs, Bankers Trust Co. and certain other financial institution defendants. In the settlement, Bankers Trust Co. and the other settling financial institution defendants paid the plaintiffs an amount specified in the settlement agreement, and Bankers Trust Co. received an assignment of the claims of the plaintiffs and such other settling defendants against the Company and other defendants. In the SFSC bankruptcy proceeding, the Company and certain other defendants entered into a settlement with SFSC and Bankers Trust Co. Under this settlement (1) the Company is obligated to pay SFSC a settlement amount by December 31, 2006 in the sum of $4.29 million, plus interest at the rate of 10% per annum, in full satisfaction of the Company's indebtedness to SFSC under notes payable totaling $4.6 million, plus interest, and for certain credit support fees payable, which settlement amount is net of an offset against SFSC's note payable to the Company in the amount of $310,000 plus interest, and (2) provided it makes such settlement payment, the Company is released from all claims that have been or could have been asserted against the Company by the plaintiffs or the settling financial institution defendants in the California Superior Court suits or by SFSC in the bankruptcy proceeding. The settlement amount does not constitute a new liability of the Company, as it relates to indebtedness and a note receivable that had previously been recorded on the Company's balance sheet. The settlement resulted in a $3.1 million gain on debt extinguishment calculated as follows
(000's):                                               Interest
                                 Payable       and Fee
Description                     (Receivable)   Accruals      Totals
-------------------------------  ----------   ----------   ----------
SFSC note receivable               $   (310)    $   (155)    $   (465)
Reserve for interest receivable           -          101          101
SFSC collateral fee                       -          690          690
SFSC credit support fee                   -          294          294
SFSC note payable                     2,999        1,501        4,500
SFSC note payable                       500          290          790
SFSC note payable                       100           53          153
SFSC note payable by assignment       1,017          280        1,297
                                   --------     --------     --------
Totals                             $  4,306     $  3,054        7,360
                                   ========     ========

Less:  Note payable under settlement agreement                 (4,290)
                                                             --------
Gain on SFSC litigation settlement first quarter 2004        $  3,070
                                                             ========

     The gain on debt extinguishment of $3.1 million was recorded in the first quarter of 2004 as the settlement was reached in the Superior Court and the financial institution defendants paid the plaintiffs in January 2004.
However, subsequent to the filing of our Form 10-Q for the quarter ended March 31, 2004, the parties to the settlement agreement set the effective date of the settlement as May 10, 2004. Accordingly, the Company recorded interest expense through May 10, 2004 under the terms of the prior SFSC notes payable and then recorded an additional gain on debt extinguishment of $262,000 to reflect the effective date of the settlement as being May 10, 2004. The Company then adjusted interest expense under the terms of the new note payable as though it began accruing on May 10, 2004.

SUMMARY OF 2004 ACTIVITIES

     Cash and cash equivalents totaled $1.6 million at June 30, 2004, compared to $0.8 million at December 31, 2003, an increase of $0.8 million. This resulted from $1.9 million of cash used in operating activities and $0.6 million used in investing activities being more than offset by almost $3.4 million provided by financing activities. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers to be applied to our Congress revolving credit facility in the following one to two business days.

Operating Activities

     Operating activities used $1.9 million in cash in the first half of 2004 as increases of $2.8 million in receivables and inventories were only partially funded by an increase in trade payables and other liabilities.

Investing Activities

     Capital expenditures were $0.6 million.

Financing Activities

     The Company made scheduled repayments of the Congress term loan totaling $318,000 and paid an additional $310,000 in costs related to the December 2003 refinancing. Revolving credit facility borrowings increased $1.0 million during the first half of 2004. The Company and Congress entered into a supplemental revolving credit financing for $3.0 million. See "Recent Developments - Congress Financial Corporation Supplemental Revolving Credit Financing" above. Other debt repayments totaling $27,000 represent payments on capital lease obligations and other debt.

Lease Termination Reserves

     In the fourth quarter of 2001, we developed and adopted a restructure plan for our continuing businesses and certain other businesses were identified for disposal. By the end of 2002, this plan was substantially completed except for continuing commitments under leases for two idle facilities and certain equipment. The Company recorded restructuring costs, including lease termination costs, related to the plan. The following represents a summary of first half 2004 cash activity of the remaining lease termination reserves (in thousands):

                                                  At       Cash       At
Description                                    12/31/03  Activity  06/30/04
---------------------------------------------  --------  --------  --------
Lease termination costs                        $    474  $   (145) $    329
                                               ========  ========  ========

     Of the remaining lease termination costs, $315 relates to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah. The remainder relates to lease commitments under idle machinery in the Plastics Group.

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

Reunion is exposed to the risks of litigation and environmental matters

     We have made significant progress in settling major exposures to litigation and environmental claims during 2003 and in the first half of 2004.
 However, we are still exposed to certain undecided litigation and environmental matters. An adverse outcome in one or more of these matters could have a significant negative effect on our financial position and results of operations.

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

Going concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2004, the Company has a deficiency in working capital of $0.8 million net of related party obligations and a deficiency in assets of $25.8 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

       We successfully refinanced our bank debt, extinguished a significant portion of our obligations under the senior notes and removed all previously existing defaults on our debt. These steps were taken to improve liquidity and defer the principal maturities on a significant portion of our debt. The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. The Company will also consider sales of assets as part of its plan to continue in existence. Although we believe we can accomplish these plans, no assurances exist that we will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in the market risk factors which affect the Company since the end of the preceding fiscal year.


Item 4. Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, Reunion's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Reunion's disclosure controls and procedures as defined in Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Reunion's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Reunion's management, including its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Reunion's internal control over financial reporting to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, Reunion's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter.

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

                    The Company filed a Current Report on Form 8-K/A dated
               May 4, 2004 on May 28, 2004 to change the date of the Company's 2004 annual meeting of the Company's stockholders.

                    The Company filed a Current Report on Form 8-K dated
               May 18, 2004 on May 28, 2004 to file, as an exhibit, the Company's press release regarding its results of operations for the quarter ended March 31, 2004.

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

Date:  August 16, 2004                       REUNION INDUSTRIES, INC.
       ---------------                            (Registrant)

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

Date:  August 16, 2004

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

Date:  August 16, 2004

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended June 30, 2004, I, Charles E. Bradley, Sr., Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-Q for the quarter ended June 30, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: August 16, 2004

/s/ Charles E. Bradley, Sr.
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended June 30, 2004, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:


1. this Form 10-Q for the quarter ended June 30, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: August 16, 2004

/s/ John M. Froehlich
---------------------------
Chief Financial Officer