Form 10-K/A
period 2003-12-31
REUNION INDUSTRIES INC
filed 2004-10-06
CIK 1003429

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004
                         FORM 10-K/A (Amendment No. 2)
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2003, Or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to
                               ----------    ----------

                       Commission File Number 01-15739
                                              --------

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

==============================================================================



    Reunion Industries, Inc. (the "Company", "Reunion Industries" or "Reunion") hereby amends its Annual Report on Form 10-K for the year ended December 31, 2003, as previously amended by Amendement No. 1 thereto(the "Form 10-K"), as follows:



ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.	The following is hereby added, on page F-21 of the Form 10-K, to the end of "Note 7: LONG-TERM DEBT AND DEBT IN DEFAULT" of the Notes to Consolidated Financial Statements:

Aggregate Maturities

     Aggregate maturities of long-term debt, excluding the $9,214,000 of Congress revolving credit facility borrowings at December 31, 2003, are as follows (in thousands):

                             Year ended December 31,
 Total      2004      2005      2006      2007      2008      2008+
-------   -------   -------   -------   -------   -------   -------
$41,874   $ 9,827   $ 4,711   $26,069   $   636   $   631   $     -
=======   =======   =======   =======   =======   =======   =======

2.	The following is hereby added to the Exhibit Index in numerical order on page E-5 of the Form 10-K:

		10.46	Loan and Security Agreement dated December 3, 2003 between
Congress Financial Corporation and Reunion Industries, Inc.

	Such Exhibit 10.46 is being filed herewith.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.	The first paragraph (including the table) under the heading "CONTRACTUAL
OBLIGATIONS" is hereby deleted and the following is hereby substituted therefor:

 The following represents the Company's contractual obligations at December 31, 2003 for each of the next five years and thereafter (in thousands).





Description         Total   2004    2005    2006    2007    2008    2008+
------------------ ------- ------- ------- ------- ------- ------- -------
Congress revolving
  credit facility  $ 9,214 $     - $     - $ 9,214 $     - $       $
Congress term loan   3,175     636     636     636     636     631       -
Note payable         4,200       -       -   4,200       -       -       -
Note payable         3,500       -       -   3,500       -       -       -
13% senior notes    22,065       -       -  22,065       -       -       -
Notes payable        4,161   4,161       -       -       -
Notes payable -
  related parties    5,115   5,115       -       -       -       -       -
Capital lease
  obligations
  and SBA loans         56      47       9       -       -       -       -
Noncancellable
  operating lease
  commitments       11,820   2,129   1,494     968     845     842   5,542
                   ------- ------- ------- ------- ------- ------- -------
Total contractual
  obligations      $63,306 $12,088 $ 2,139 $40,583 $ 1,481 $ 1,473 $ 5,542
                   ======= ======= ======= ======= ======= ======= =======

2.	The first sentence of the second paragraph under the heading
"CONTRACTUAL OBLIGATIONS" on page 35 of the Form 10-K is hereby deleted and the following two sentences are substituted therefor:

	The above table shows the aggregate maturities of debt, including $9.2 million of revolving credit facility borrowings, and commitments under noncancellable operating leases. The Congress revolving credit facility has a three-year term, which began on December 3, 2003, and automatically renews for additional one-year increments unless either party gives the other party notice of termination at least 90 days prior to the beginning of the next one-year term.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 6, 2004                REUNION INDUSTRIES, INC.
      ---------------
                                     By: /s/ Charles E. Bradley, Sr.
                                        ----------------------------
                                             Charles E. Bradley, Sr.
                                     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on this 4th day of October, 2004.

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

/s/ Thomas N. Amonett                 Director
---------------------------
    Thomas N. Amonett

/s/ Thomas L. Cassidy                 Director
---------------------------
    Thomas L. Cassidy

/s/ David E. Jackson                  Director
---------------------------
    David E. Jackson

/s/ John G. Poole                     Director
---------------------------
    John G. Poole

                                                              EXHIBIT 10.46

                                                              [EXECUTION]










                               LOAN AND SECURITY AGREEMENT

                                     by and between

                             CONGRESS FINANCIAL CORPORATION
                                       as Lender

                                          and

                                REUNION INDUSTRIES, INC.
                                      as Borrower








Dated:  December 3, 2003






                                   TABLE OF CONTENTS

                                                                         Page

SECTION 1.  DEFINITIONS                                                    1

SECTION 2.  CREDIT FACILITIES                                             23
     2.1    Loans                                                         23
     2.2    Letter of Credit Accommodations                               24

SECTION 3.  INTEREST AND FEES                                             27
     3.1    Interest                                                      27
     3.2    Commitment Fee                                                28
     3.3    Servicing Fee                                                 28
     3.4    Unused Line Fee                                               28
     3.5    Changes in Laws and Increased Costs of Loans                  28

SECTION 4.  CONDITIONS PRECEDENT                                          29
     4.1    Conditions Precedent to Initial Loans and Letter
              of Credit Accommodations                                    29
     4.2    Conditions Precedent to All Loans and Letter
              of CreditAccommodations                                     32
     4.3    Conditions Precedent to Life Insurance Availability           32


SECTION 5.  GRANT AND PERFECTION OF SECURITY INTEREST                     33
     5.1    Grant of Security Interest                                    33
     5.2    Perfection of Security Interests                              34
     5.3    Exclusions from Collateral                                    38

SECTION 6.  COLLECTION AND ADMINISTRATION                                 38
     6.1    Borrower's Loan Account                                       38
     6.2    Statements                                                    38
     6.3    Collection of Accounts                                        39
     6.4    Payments                                                      40
     6.5    Authorization to Make Loans                                   41
     6.6    Use of Proceeds                                               41

SECTION 7.  COLLATERAL REPORTING AND COLLATERAL COVENANTS                 41
     7.1    Collateral Reporting                                          41
     7.2    Accounts Covenants                                            43
     7.3    Inventory Covenants                                           43
     7.4    Equipment and Real Property Covenants                         44
     7.5    Power of Attorney                                             45
     7.6    Right to Cure                                                 46
     7.7    Access to Premises                                            46

                                      (i)




SECTION 8.  REPRESENTATIONS AND WARRANTIES                                46
     8.1    Corporate Existence; Power and Authority                      47
     8.2    Name; State of Organization; Chief Executive
              Officer; Collateral Locations                               47
     8.3    Financial Statements; No Material Adverse Change              47
     8.4    Priority of Liens; Title to Properties                        47
     8.5    Tax Returns                                                   48
     8.6    Litigation                                                    48
     8.7    Compliance with Other Agreements and Applicable Laws          48
     8.8    Environmental Compliance                                      48
     8.9    Employee Benefits                                             49
     8.10   Bank Accounts                                                 50
     8.11   Intellectual Property                                         50
     8.12   Subsidiaries; Affiliates; Capitalization; Solvency            50
     8.13   Labor Disputes                                                51
     8.14   Restrictions on Subsidiaries                                  51
     8.15   Material Contracts                                            51
     8.16   Payable Practices                                             52
     8.17   Accuracy and Completeness of Information                      52
     8.18   Survival of Warranties; Cumulative                            52

SECTION 9.  AFFIRMATIVE AND NEGATIVE COVENANTS                            52
     9.1    Maintenance of Existence                                      52
     9.2    New Collateral Locations                                      52
     9.3    Compliance with Laws, Regulations, Etc.                       53
     9.4    Payment of Taxes and Claims                                   54
     9.5    Insurance                                                     54
     9.6    Financial Statements and Other Information                    55
     9.7    Sale of Assets, Consolidation, Merger, Dissolution, Etc.      56
     9.8    Encumbrances                                                  58
     9.9    Indebtedness                                                  60
     9.10   Loans, Investments, Etc.                                      66
     9.11   Dividends and Redemptions                                     67
     9.12   Transactions with Affiliates                                  68
     9.13   Compliance with ERISA                                         68
     9.14   End of Fiscal Years; Fiscal Quarters                          68
     9.15   Change in Business                                            69
     9.16   Limitation of Restrictions Affecting Subsidiaries             69
     9.17   Fixed Charge Coverage Ratio                                   69
     9.18   Minimum EBITDA                                                69
     9.19   Minimum Excess Availability                                   69
     9.20   Capital Expenditures                                          69
     9.21   License Agreements                                            69
     9.22   After Acquired Real Property                                  70

                                      (ii)




     9.23   Costs and Expenses                                            71
     9.24   Further Assurances                                            71
     9.25   Financial Consultant                                          72
     9.26   Maximum Compensation                                          72
     9.27   Retention of Investment Bank                                  72

SECTION 10. EVENTS OF DEFAULT AND REMEDIES                                72
     10.1   Events of Default                                             72
     10.2   Remedies                                                      75
     10.3   Confession of Judgment                                        78

SECTION 11. JURY TRIAL WAIVER; OTHER WAIVERS
              AND CONSENTS; GOVERNING LAW                                 79
     11.1   Governing Law; Choice of Forum; Service of Process;
              Jury TrialWaiver                                            79
     11.2   Waiver of Notices                                             80
     11.3   Amendments and Waivers                                        80
     11.4   Waiver of Counterclaims                                       80
     11.5   Indemnification                                               80

SECTION 12.  TERM OF AGREEMENT; MISCELLANEOUS                             81
     12.1   Term                                                          81
     12.2   Interpretative Provisions                                     83
     12.3   Notices                                                       84
     12.4   Partial Invalidity                                            85
     12.5   Confidentiality                                               85
     12.6   Successors                                                    86
     12.7   Entire Agreement                                              86
     12.8   Counterparts, etc.                                            87

                                      (iii)




                                       INDEX TO
                               EXHIBITS AND SCHEDULES


Exhibit A(1)                      Information Certificate

Exhibit B(1)                      Compliance Certificate

Schedule 1.32                     Existing Lenders

Schedule 1.39                     Inactive Subsidiaries

Schedule 1.65                     Officers Life Insurance Policies

Schedule 1.67                     Permitted Holders

Schedule 1.74                     Private Fund Loan Agreements

Schedule 1.84                     SFSC Agreements

Schedule 1.88                     Term Loan Agreements

Schedule 1.90                     Term Loan Collateral

Schedule 1.92                     13% Senior Note Agreements

Schedule 8.9                      ERISA Violations

Schedule 9.9(i)                   Existing Defaults under the 13%
                                  Senior Noteholder Agreements

Schedule 9.17(1)                  Minimum Fixed Charge Coverage Ratio

Schedule 9.18(1)                  Minimum EBITDA



(1)  Attached hereto.

                                      (iv)




                             LOAN AND SECURITY AGREEMENT


     This Loan and Security Agreement dated December 3, 2003 is entered into by and between Congress Financial Corporation, a Delaware corporation ("Lender") and Reunion Industries, Inc., a Delaware corporation ("Borrower").


                               W I T N E S S E T H:


     WHEREAS, Borrower has requested that Lender enter into financing arrangements with Borrower pursuant to which Lender may make loans and provide other financial accommodations to Borrower; and

     WHEREAS, Lender is willing to make such loans and provide such financial accommodations on the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the mutual conditions and agreements set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:


SECTION 1.  DEFINITIONS

     For purposes of this Agreement, the following terms shall have the respective meanings given to them below:

     1.1 "Accounts" shall mean all present and future rights of Borrower to payment of a monetary obligation, whether or not earned by performance, which is not evidenced by chattel paper or an instrument, (a) for property that has been or is to be sold, leased, licensed, assigned, or otherwise disposed of,
(b) for services rendered or to be rendered, (c) for a secondary obligation incurred or to be incurred, or (d) from any credit card issuer, credit card processor or other third party arising from sales of goods or rendition of services to customers who have purchased such goods or services using a credit or debit card and from any credit card issuer, credit card processor or other third party in connection with the sale or transfer of Accounts arising pursuant to the sale of goods or rendition of services to customers who have purchased such goods or services using a credit card or a debit card, including, but not limited to, all amounts at any time due or to become due from any credit card issuer or credit card processor under all agreements now or hereafter entered into by Debtor with any credit card issuer or any credit card processor or otherwise.

     1.2 "Affiliate" shall mean, with respect to a specified Person, any other Person which directly or indirectly, through one or more intermediaries, controls or is controlled by or is under common control with such Person, and without limiting the generality of the foregoing, includes(a) any Person which beneficially owns or holds five (5%) percent or more of any class of Voting Stock of such Person or other equity interests in such Person, (b) any Person of which such Person beneficially owns or holds five (5%) percent or more of any class of Voting Stock or in which such Person beneficially owns or holds five (5%) percent or more of the equity interests and (c) any director or executive officer of such Person. For the purposes of this definition, the term "control" (including with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of Voting Stock, by agreement or otherwise.

     1.3 "Blocked Accounts" shall have the meaning set forth in Section 6.3 hereof.

     1.4   "Borrowing Base" shall mean, at any time, the amount equal to:

           (a)the lesser of:

                (i)the amount equal to:

                   (A)eighty-five (85%) percent of the Net Amount of the Eligible Accounts of Borrower, plus

                   (B)the lesser of (1) $5,000,000 or (2) the sum of: (1) fifty (50%) percent multiplied by the Value of the Eligible Inventory of Borrower consisting of finished goods and raw materials (other than Inserts), plus (2) the lesser of (aa) $250,000 or (bb) thirty (30%) percent multiplied by the Value of the Eligible Inventory of Borrower consisting of Inserts, plus

                   (C)the Equipment Availability, plus

                   (D)the Life Insurance Availability on and after the date of the satisfaction of the conditions set forth in Section 4.3 hereof, or

                 (ii)the Maximum Credit,

                          minus

           (b)Reserves.

For purposes only of applying the sublimit on Loans based on Eligible Inventory set forth in clause 1.4(a)(i)(B) above, Lender may treat the then undrawn amounts of outstanding Letter of Credit Accommodations for the purpose of purchasing Eligible Inventory as Loans to the extent Lender is in effect basing the issuance of the Letter of Credit Accommodations on the Value of the Eligible Inventory being purchased with such Letter of Credit Accommodations. In determining the actual amounts of such Letter of Credit Accommodations to be so treated for purposes of the sublimit, the outstanding Loans and Reserves shall be attributed first to any components of the lending formulas set forth above that are not subject to such sublimit, before being attributed to the components of the lending formulas subject to such sublimit.

                                      (2)




     1.5 "Business Day" shall mean any day other than a Saturday, Sunday, or other day on which commercial banks are authorized or required to close under the laws of the State of New York or the State of North Carolina, and a day on which the Reference Bank and Lender are open for the transaction of business.

     1.6 "Capital Expenditures" shall mean, with respect to any Person, all expenditures made and liabilities incurred for the acquisition of assets (including, without limitation, acquisition of fixed assets, leasehold improvements, Capital Leases and installment purchases of machinery and equipment) which are not, in accordance with GAAP, treated as expense items for such Person in the year made or incurred or as a prepaid expense applicable to a future year or years.

     1.7 "Capital Leases" shall mean, as applied to any Person, any lease of (or any agreement conveying the right to use) any property (whether real, personal or mixed) by such Person as lessee which in accordance with GAAP, is required to be reflected as a liability on the balance sheet of such Person.

     1.8 "Capital Stock" shall mean, with respect to any Person, any and all shares, interests, participations or other equivalents (however designated) of such Person's capital stock or partnership, limited liability company or other equity interests at any time outstanding, and any and all rights, warrants or options exchangeable for or convertible into such capital stock or other interests (but excluding any debt security that is exchangeable for or convertible into such capital stock).

     1.9 "Cash Equivalents" shall mean, at any time, (a) any evidence of Indebtedness with a maturity date of ninety (90) days or less issued or directly and fully guaranteed or insured by the United States of America or any agency or instrumentality thereof; provided, that, the full faith and credit of the United States of America is pledged in support thereof; (b) certificates of deposit or bankers' acceptances with a maturity of ninety (90) days or less of any financial institution that is a member of the Federal Reserve System having combined capital and unimpaired surplus of not less than $1,000,000,000; (c) commercial paper (including variable rate demand notes) with a maturity of ninety (90) days or less issued by a corporation (except an Affiliate of Borrower) organized under the laws of any State of the United States of America or the District of Columbia and rated at least A-1 by Standard & Poor's Ratings Service, a division of The McGraw-Hill Companies, Inc. or at least P-1 by Moody's Investors Service, Inc.; (d) repurchase obligations with a term of not more than thirty (30) days for underlying securities of the types described in clause (a) above entered into with any financial institution having combined capital and unimpaired surplus of not less than $1,000,000,000; (e) repurchase agreements and reverse repurchase agreements relating to marketable direct obligations issued or unconditionally guaranteed by the United States of America or issued by any governmental agency thereof and backed by the full faith and credit of the United States of America, in each case maturing within ninety (90) days or less from the date of acquisition; provided, that, the terms of such agreements comply with the guidelines set forth in the Federal Financial Agreements of Depository Institutions with Securities Dealers and Others, as adopted by the Comptroller of the Currency on October 31, 1985; and (f) investments in money market funds

                                      (3)




and mutual funds that are registered under the Investment Company Act of 1940 as amended which invest substantially all of their assets in securities of the types described in clauses (a) through (e) above.

     1.10 "Change of Control" shall mean (a) the transfer (in one transaction or a series of transactions) of all or substantially all of the assets of Borrower to any Person or group (as such term is used in Section 13(d)(3) of the Exchange Act); (b) the liquidation or dissolution of Borrower or the adoption of a plan by the stockholders of Borrower relating to the dissolution or liquidation of Borrower; (c) the acquisition by any Person or group (as such term is used in Section 13(d)(3) of the Exchange Act), except for one or more Permitted Holders, of beneficial ownership, directly or indirectly, of a majority of the voting power of the total outstanding Voting Stock of Borrower or the Board of Directors of Borrower; (d) during any period of two (2) consecutive years, individuals who at the beginning of such period constituted the Board of Directors of Borrower (together with any new directors who have been appointed by any Permitted Holder, or whose nomination for election by the stockholders of Borrower, as the case may be, was approved by a vote of at least sixty-six and two-thirds (66 2/3%) percent of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of Borrower then still in office; or (e) the failure of the Permitted Holders to own less than forty (40%) percent of the voting power of the total outstanding Voting Stock of Borrower.

     1.11 "Code" shall mean the Internal Revenue Code of 1986, as the same now exists or may from time to time hereafter be amended, modified, recodified or supplemented, together with all rules, regulations and interpretations thereunder or related thereto.

     1.12  "Collateral" shall have the meaning set forth in Section 5 hereof.

     1.13 "Collateral Access Agreement" shall mean an agreement in writing, in form and substance satisfactory to Lender, by a lessor of premises to Borrower, or any other person to whom any Collateral (including Inventory, Equipment, bills of lading or other documents of title) is consigned or who has custody, control or possession of any such Collateral or is otherwise the owner or operator of any premises on which any of such Collateral is located, in favor of Lender waiving or subordinating any rights of such lessor other person with respect to the Collateral and granting Lender certain rights.

     1.14 "Collateral Assignment of Life Insurance Policies" shall have the meaning set forth in Section 4.3(a) hereof.

     1.15 "Consent Solicitation" shall mean the Borrower's Notice of Consent Solicitation dated November 20, 2003 in respect of the 13% Senior Note Indenture.

     1.16 "Consolidated Pre-Tax Net Income" shall mean, with respect to any Person for any period, the aggregate of the net income (loss) of such Person and its Subsidiaries, on a consolidated basis, for such period (excluding to the extent included therein any extraordinary and/or unusual and non-recurring

                                      (4)




gains) after deducting all charges which should be deducted before arriving at the net income (loss) for such period and, without duplication, before deducting the Provision for Taxes for such period, all as determined in accordance with GAAP; provided, that, (a) the net income of any Person that is not a wholly-owned Subsidiary or that is accounted for by the equity method of accounting shall be included only to the extent of the amount of dividends or distributions paid or payable to such Person or a wholly-owned Subsidiary of such Person; (b) except to the extent included pursuant to the foregoing clause, the net income of any Person accrued prior to the date it becomes a wholly-owned Subsidiary of such Person or is merged into or consolidated with such Person or any of its wholly-owned Subsidiaries or that Person's assets are acquired by such Person or by its wholly-owned Subsidiaries shall be excluded; and (c) the net income (if positive) of any wholly-owned Subsidiary to the extent that the declaration or payment of dividends or similar distributions by such wholly-owned Subsidiary to such Person or to any other wholly-owned Subsidiary of such Person is not at the time permitted by operation of the terms of its charter or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to such wholly-owned Subsidiary shall be excluded. For the purposes of this definition, net income excludes any gain together with any related Provision for Taxes for such gain realized upon the sale or other disposition of any assets that are not sold in the ordinary course of business (including, without limitation, dispositions pursuant to sale and leaseback transactions) or of any Capital Stock of such Person or a Subsidiary of such Person and any net income realized or loss incurred as a result of changes in accounting principles or the application thereof to such Person.

     1.17 "Default" shall mean an act, condition or event which with notice or passage of time or both would constitute an Event of Default.

     1.18 "Deposit Account Control Agreement" shall mean an agreement in writing, in form and substance satisfactory to Lender, by and among Lender, Borrower and any bank at which any deposit account of Borrower is at any time maintained which provides that such bank will comply with instructions originated by Lender directing disposition of the funds in the deposit account without further consent by Borrower and such other terms and conditions as Lender may require.

     1.19 "EBITDA" shall mean, as to any Person, with respect to any period, an amount equal to the Net Income of such Person and its Subsidiaries for such period on a consolidated basis determined in accordance with GAAP, plus depreciation, amortization and other non-cash charges (including, but not limited to, imputed interest and deferred compensation) of such Person and its Subsidiaries for such period (to the extent deducted in the computation of Net Income of such Person and its Subsidiaries in such period), all in accordance with GAAP, plus the Interest Expense of such Person and its Subsidiaries for such period (to the extent deducted in the computation of Net Income in such period), plus charges for Federal, Provincial, State, local and foreign income taxes (to the extent included in the computation of Net Income in such period).

                                      (5)




     1.20 "Eligible Accounts" shall mean Accounts created by Borrower which are and continue to be acceptable to Lender based on the criteria set forth below. In general, Accounts shall be Eligible Accounts if:

           (a)such Accounts arise from the actual and bona fide sale and delivery of goods by Borrower or rendition of services by Borrower in the ordinary course of its business which transactions are completed in accordance with the terms and provisions contained in any documents related thereto;

           (b)such Accounts are not unpaid more than the earlier of sixty(60) days after the original due date for them or ninety (90) days after the date of the original invoice for them;

           (c)such Accounts comply with the terms and conditions contained in
Section 7.2(b) of this Agreement;

           (d)such Accounts do not arise from sales on consignment, guaranteed sale, sale and return, sale on approval, or other terms under which payment by the account debtor may be conditional or contingent;

           (e)the chief executive office of the account debtor with respect to such Accounts is located in the United States of America or Canada (provided, that, at any time promptly upon Lender's request, Borrower shall execute and deliver, or cause to be executed and delivered, such other agreements, documents and instruments as may be required by Lender to perfect the security interests of Lender in those Accounts of an account debtor with its chief executive office or principal place of business in Canada in accordance with the applicable laws of the Province of Canada in which such chief executive office or principal place of business is located and take or cause to be taken such other and further actions as Lender may request to enable Lender as secured party with respect thereto to collect such Accounts under the applicable Federal or Provincial laws of Canada) or, at Lender's option, if the chief executive office and principal place of business of the account debtor with respect to such Accounts is located other than in the United States of America or Canada, then if either: (i) the account debtor has delivered to Borrower an irrevocable letter of credit issued or confirmed by a bank satisfactory to Lender and payable only in the United States of America and in U.S. dollars, sufficient to cover such Account, in form and substance satisfactory to Lender and if required by Lender, the original of such letter of credit has been delivered to Lender or Lender's agent and Borrower has complied with the terms of Section 5.2(f) hereof with respect to the assignment of the proceeds of such letter of credit to Lender or naming Lender as transferee beneficiary thereunder, as Lender may specify, or such account debtor's obligations are secured by a guaranty or banker's acceptance payable in US dollars, in each case in terms and issued by parties acceptable to Lender in its sole determination or (ii) such Account is subject to credit insurance payable to Lender issued by an insurer and on terms and in an amount acceptable to Lender, or (iii) such Account is otherwise acceptable in all respects to Lender (subject to such lending formula with respect thereto as Lender may determine), provided, that, the aggregate amount of Loans outstanding in respect of such Accounts described in clause (iii) hereof shall not exceed $350,000;

                                      (6)




           (f)such Accounts do not consist of progress billings (such that the obligation of the account debtors with respect to such Accounts is conditioned upon Borrower's satisfactory completion of any further performance under the agreement giving rise thereto), bill and hold invoices or retainage invoices, except as to bill and hold invoices, if Lender shall have received an agreement in writing from the account debtor, in form and substance satisfactory to Lender, confirming the unconditional obligation of the account debtor to take the goods related thereto and pay such invoice (provided, that, the aggregate amount of Loans outstanding in respect of such Accounts shall not exceed $750,000);

           (g)the account debtor with respect to such Accounts has not asserted a counterclaim, defense or dispute and Borrower does not owe any amounts to the account debtor with respect to such Accounts, and such account debtor does not claim that Borrower owes any amounts to such account debtor, that may give rise to any right of setoff or recoupment against such Accounts (but the portion of the Accounts of such account debtor in excess of the amount at any time and from time to time owed by Borrower to such account debtor or claimed owed by such account debtor may be deemed Eligible Accounts);

           (h)there are no facts, events or occurrences which would impair the validity, enforceability or collectability of such Accounts or reduce the amount payable or delay payment thereunder;

           (i)such Accounts are subject to the first priority, valid and perfected security interest of Lender and any goods giving rise thereto are not, and were not at the time of the sale thereof, subject to any security interests or liens except those permitted in this Agreement that are subject to an intercreditor agreement in form and substance satisfactory to Lender between the holder of such security interest or lien and Lender;

           (j)neither the account debtor nor any officer or employee of the account debtor with respect to such Accounts is an officer, employee, agent or other Affiliate of Borrower;

           (k)the account debtors with respect to such Accounts are not any foreign government, the United States of America, any State, political subdivision, department, agency or instrumentality thereof, unless, if the account debtor is the United States of America, any State, political subdivision, department, agency or instrumentality thereof, upon Lender's request, the Federal Assignment of Claims Act of 1940, as amended or any similar State or local law, if applicable, has been complied with in a manner satisfactory to Lender;

           (l)there are no proceedings or actions which are threatened or pending against the account debtors with respect to such Accounts which might result in any material adverse change in any such account debtor's financial condition (including, without limitation, any bankruptcy, dissolution, liquidation, reorganization or similar proceeding);

           (m)such Accounts of a single account debtor or its affiliates do not constitute more than ten (10%) percent of all otherwise Eligible Accounts

                                      (7)




(but the portion of the Accounts not in excess of such percentage may be deemed Eligible Accounts);

           (n)such Accounts are not owed by an account debtor who has Accounts unpaid more than the earlier of sixty (60) days after the original due date for them or ninety (90) days after the date of the original invoice for them which constitute more than fifty (50%) percent of the total Accounts of such account debtor;

           (o)the account debtor is not located in a state requiring the filing of a Notice of Business Activities Report or similar report in order to permit Borrower to seek judicial enforcement in such State of payment of such Account, unless Borrower has qualified to do business in such state or has filed a Notice of Business Activities Report or equivalent report for the then current year or such failure to file and inability to seek judicial enforcement is capable of being remedied without any material delay or material cost;

           (p)such Accounts are owed by account debtors whose total indebtedness to Borrower does not exceed the credit limit with respect to such account debtors as determined by Borrower from time to time in the ordinary course of business consistent with its current practices as of the date hereof and as is reasonably acceptable to Lender (but the portion of the Accounts not in excess of such credit limit may be deemed Eligible Accounts); and

           (q)such Accounts are owed by account debtors deemed creditworthy at all times by Lender in good faith.

The criteria for Eligible Accounts set forth above may only be changed and any new criteria for Eligible Accounts may only be established by Lender in good faith based on either: (i) an event, condition or other circumstance arising after the date hereof, or (ii) an event, condition or other circumstance existing on the date hereof to the extent Lender has no written notice thereof from Borrower prior to the date hereof, in either case under clause (i) or
(ii) which adversely affects or could reasonably be expected to adversely affect the Accounts in the good faith determination of Lender. Any Accounts which are not Eligible Accounts shall nevertheless be part of the Collateral.

     1.21 "Eligible Equipment" shall mean, Equipment owned by Borrower included in the Initial Equipment Appraisal and which Equipment is in good order, repair, running and marketable condition (ordinary wear and tear excepted) and in each case acceptable to Lender in good faith based on the criteria set forth below. In general, Eligible Equipment shall not include:
(a) Equipment at premises other than those owned or leased and controlled by Borrower, provided, that, as to locations that are leased by Borrower, if Lender shall not have received a Collateral Access Agreement from the owner and lessor of such location, duly authorized, executed and delivered by such owner and lessor (or Lender shall have determined to accept a Collateral Access Agreement that does not include all required provisions or provisions in the form otherwise required by Lender), Lender may, at its option, establish such Reserves in respect of amounts at any time due or to become due to the owner and lessor thereof as Lender shall in good faith determine (provided that so long as no Default or Event of Default exists or has

                                      (8)




occurred and is continuing such Reserves for a particular leased location shall not exceed the amount equal to three months of payments due under the applicable lease plus any amounts then owing in connection with such lease that may be past due); (b) Equipment subject to a security interest or lien in favor of any person other than Lender except those permitted hereunder (but not including for the purpose of this exception (i) any purchase money security interests or liens that may be permitted under this Agreement, or
(ii) any other security interests or liens that may have priority over the security interests of Lender or (iii) any security interest or liens that are not subject to an intercreditor agreement in form and substance satisfactory to Lender between the holder of such security interest or lien and Lender);
(c) Equipment that is part of the Term Loan Collateral; (d) Equipment that is not located in the continental United States of America; (e) Equipment that is not subject to the first priority, valid and perfected security interest of Lender; (f) damaged or defective Equipment or Equipment not used or usable in the ordinary course of Borrower's business as presently conducted; (g) computer hardware; (h) tooling; (i) Equipment acquired after the date of the Initial Equipment Appraisal or (j) Equipment not used for the manufacturing of Inventory or used in the warehousing or distribution of Inventory, in each case, in the ordinary course of the business of Borrower. Any Equipment which is not Eligible Equipment shall nevertheless be part of the Collateral.

     1.22 "Eligible Inventory" shall mean Inventory consisting of finished goods held for resale in the ordinary course of the business of Borrower and raw materials (including Inserts) for such finished goods, in each case which are acceptable to Lender based on the criteria set forth below. In general, Eligible Inventory shall not include (a) work-in-process; (b) components which are not part of finished goods; (c) spare parts for equipment; (d) tooling;
(e) packaging and shipping materials; (f) supplies used or consumed in Borrower's business; (g) Inventory at premises other than those owned and controlled by Borrower, except any Inventory which would otherwise be deemed Eligible Inventory that is not located at premises owned and operated by Borrower may nevertheless be considered Eligible Inventory: (i) as to locations which are leased by Borrower if Lender shall have received a Collateral Access Agreement from the owner and lessor of such location, duly authorized, executed and delivered by such owner and lessor or if Lender shall not have received such Collateral Access Agreement (or Lender shall determine to accept a Collateral Access Agreement that does not include all required provisions or provisions in the form otherwise required by Lender), Lender may, at its option, nevertheless consider Inventory at such location to be Eligible Inventory to the extent Lender shall have established such Reserves in respect of amounts at any time payable by Borrower to the owner and lessor thereof as Lender shall determine, and (ii) as to locations owned and operated by a third person, (A) if Lender shall have received a Collateral Access Agreement from such owner and operator with respect to such location, duly authorized, executed and delivered by such owner and operator or if Lender shall not have received such Collateral Access Agreement (or Lender shall determine to accept a Collateral Access Agreement that does not include all required provisions or provisions in the form otherwise required by Lender), Lender may, at its option, nevertheless consider Inventory at such location to be Eligible Inventory to the extent Lender shall have established such Reserves in respect of amounts at any time payable by Borrower to the owner and operator thereof as Lender shall determine, and (B) in addition, as to

                                      (9)




locations owned and operated by a third person, Lender shall have received, if required by Lender: (1) UCC financing statements between the owner and operator, as consignee or bailee and Borrower, as consignor or bailor, in form and substance satisfactory to Lender, which are duly assigned to Lender and the written authorization to file such financing statements in form satisfactory to Lender and (2) a written notice to any lender to the owner and operator of the first priority security interest in such Inventory of Lender; (h) Inventory subject to a security interest or lien in favor of any person other than Lender except those permitted in this Agreement that are subject to an intercreditor agreement in form and substance satisfactory to Lender between the holder of such security interest or lien and Lender (but without limiting the right of Lender to establish any Reserves with respect to amounts secured by such security interest or lien in favor of any Person even if permitted herein); (i) bill and hold goods; (j) unserviceable, obsolete or slow moving Inventory; (k) Inventory which is not subject to the first priority, valid and perfected security interest of Lender; (l) returned, damaged and/or defective Inventory; (m) Inventory purchased or sold on consignment and (n) Inventory located outside the United States of America. The criteria for Eligible Inventory set forth above may only be changed and any new criteria for Eligible Inventory may only be established by Lender in good faith based on either: (i) an event, condition or other circumstance arising after the date hereof, or (ii) an event, condition or other circumstance existing on the date hereof to the extent Lender has no written notice thereof from Borrower prior to the date hereof, in either case under clause (i) or (ii) which adversely affects or could reasonably be expected to adversely affect the Inventory in the good faith determination of Lender. Any Inventory which is not Eligible Inventory shall nevertheless be part of the Collateral.

     1.23 "Environmental Laws" shall mean all foreign, Federal, State and local laws (including common law), legislation, rules, codes, licenses, permits (including any conditions imposed therein), authorizations, judicial or administrative decisions, injunctions or agreements between Borrower and any Governmental Authority, (a) relating to pollution and the protection, preservation or restoration of the environment (including air, water vapor, surface water, ground water, drinking water, drinking water supply, surface land, subsurface land, plant and animal life or any other natural resource), or to human health or safety, (b) relating to the exposure to, or the use, storage, recycling, treatment, generation, manufacture, processing, distribution, transportation, handling, labeling, production, release or disposal, or threatened release, of Hazardous Materials, or (c) relating to all laws with regard to recordkeeping, notification, disclosure and reporting requirements respecting Hazardous Materials. The term "Environmental Laws" includes (i) the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Federal Superfund Amendments and Reauthorization Act, the Federal Water Pollution Control Act of 1972, the Federal Clean Water Act, the Federal Clean Air Act, the Federal Resource Conservation and Recovery Act of 1976 (including the Hazardous and Solid Waste Amendments thereto), the Federal Solid Waste Disposal and the Federal Toxic Substances Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, and the Federal Safe Drinking Water Act of 1974, (ii) applicable state counterparts to such laws, and (iii) any common law or equitable doctrine that may impose liability or obligations for injuries or damages due to, or

                                      (10)




threatened as a result of, the presence of or exposure to any Hazardous
Materials.

     1.24 "Equipment" shall mean all of Borrower's now owned and hereafter acquired equipment, wherever located, including machinery, data processing and computer equipment and computer hardware and software, whether owned or licensed, and including embedded software, vehicles, tools, furniture, fixtures, all attachments, accessions and property now or hereafter affixed thereto or used in connection therewith, and substitutions and replacements thereof, wherever located.

     1.25 "Equipment Availability" shall mean $3,175,000 on the date hereof; provided, that, the Equipment Availability shall be permanently reduced as of the first day of each month, commencing on the first day of the month after the date of this Agreement, by an amount equal to $53,000.

     1.26 "ERISA" shall mean the United States Employee Retirement Income Security Act of 1974, together with all rules, regulations and interpretations thereunder or related thereto.

     1.27 "ERISA Affiliate" shall mean any person required to be aggregated with Borrower or any of its Subsidiaries under Sections 414(b), 414(c), 414(m) or 414(o) of the Code.

     1.28  "ERISA Event" shall mean (a) any "reportable event", as defined in
Section 4043 of ERISA or the regulations issued thereunder, with respect to a Plan; (b) the adoption of any amendment to a Plan that would require the provision of security pursuant to Section 401(a)(29) of the Code or Section 307 of ERISA; (c) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (d) the filing pursuant to Section 412 of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (e) the occurrence of a "prohibited transaction" with respect to which Borrower or any of its Subsidiaries is a "disqualified person" (within the meaning of Section 4975 of the Code) or with respect to which Borrower or any of its Subsidiaries could otherwise be liable; (f) a complete or partial withdrawal by the Borrower or any ERISA Affiliate from a Multiemployer Plan or a cessation of operations which is treated as such a withdrawal or notification that a Multiemployer Plan is in reorganization; (g) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the Pension Benefit Guaranty Corporation to terminate a Plan; (h) an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan;
(i) the imposition of any liability under Title IV of ERISA, other than the Pension Benefit Guaranty Corporation premiums due but not delinquent under
Section 4007 of ERISA, upon Borrower or any ERISA Affiliate in excess of $250,000; and (j) any other event or condition with respect to a Plan including any Plan subject to Title IV of ERISA maintained, or contributed to, by any ERISA Affiliate that could reasonably be expected to result in liability of Borrower in excess of $250,000.

                                      (11)




     1.29 "Event of Default" shall mean the occurrence or existence of any event or condition described in Section 10.1 hereof.

     1.30 "Excess Availability" shall mean the amount, as determined by Lender, calculated at any time, equal to: (a) the lesser of: (i) the Borrowing Base and (ii) the Maximum Credit (in each case under (i) and (ii) after giving effect to any Reserves other than any Reserves in respect of Letter of Credit Accommodations), minus (b) the sum of: (i) the amount of all then outstanding and unpaid Obligations, plus (ii) the amount of all Reserves then established in respect of Letter of Credit Accommodations, plus (iii) the aggregate amount of all then outstanding and unpaid trade payables and other obligations (other than Indebtedness permitted pursuant to Section 9.9 hereof which is subject and subordinate in right of payment to the right of Lender to receive the prior indefeasible payment and satisfaction in full payment of all of the Obligations pursuant to the terms of a subordination and /or forbearance agreement between Lender and such third party, in form and substance satisfactory to Lender) of Borrower which are more than sixty (60) days past due as of such time.

     1.31 "Exchange Act" shall mean the Securities Exchange Act of 1934, together with all rules, regulations and interpretations thereunder or related thereto.

     1.32  "Existing Lenders" shall mean the lenders to Borrowers listed on
Schedule 1.32 hereto (and including Bank of America in its capacity as agent acting for such lenders) and their respective predecessors, successors and assigns.

     1.33 "Financing Agreements" shall mean, collectively, this Agreement and all notes, guarantees, security agreements, deposit account control agreements, investment property control agreements, intercreditor agreements, and all other agreements, documents and instruments now or at any time hereafter executed and/or delivered by Borrower or any Obligor in connection with this Agreement.

     1.34 "Fixed Charge Coverage Ratio" shall mean, with respect to Borrower, on a combined basis (and including its Subsidiaries for this purpose) as of the end of any period of determination, the ratio of (a) EBITDA of Borrower during the period specified on Schedule 9.17 hereof to (b) Fixed Charges of Borrower for the same period.

     1.35 "Fixed Charges" shall mean, as to any Person and its Subsidiaries with respect to any period, the sum of, without duplication, (a) all Interest Expense, (b) all Capital Expenditures of such Person and its Subsidiaries,
(c) cash dividends, repurchases or redemptions paid by such Person and its Subsidiaries (other than to such Person or such Person's Subsidiaries) during such period in respect of Capital Stock, (d) all regularly scheduled (as determined at the beginning of the respective period) principal payments of Indebtedness for borrowed money and Indebtedness with respect to Capital Leases (and without duplicating in items (a) and (b) of this definition, the interest component with respect to Indebtedness under Capital Leases), and (e) Federal, State, local and foreign income taxes paid in cash.

                                      (12)




     1.36 "GAAP" shall mean generally accepted accounting principles in the United States of America as in effect from time to time as set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and the statements and pronouncements of the Financial Accounting Standards Board which are applicable to the circumstances as of the date of determination consistently applied, except that, for purposes of Sections 9.17, 9.18 and 9.20 hereof, GAAP shall be determined on the basis of such principles in effect on the date hereof and consistent with those used in the preparation of the most recent audited financial statements delivered to Lender prior to the date hereof.

     1.37 "Governmental Authority" shall mean any nation or government, any state, province, or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

     1.38 "Hazardous Materials" shall mean any hazardous, toxic or dangerous substances, materials and wastes, including hydrocarbons (including naturally occurring or man-made petroleum and hydrocarbons), flammable explosives, asbestos, urea formaldehyde insulation, radioactive materials, biological substances, polychlorinated biphenyls, pesticides, herbicides and any other kind and/or type of pollutants or contaminants (including materials which include hazardous constituents), sewage, sludge, industrial slag, solvents and/or any other similar substances, materials, or wastes and including any other substances, materials or wastes that are or become regulated under any Environmental Law (including any that are or become classified as hazardous or toxic under any Environmental Law).

     1.39 "Inactive Subsidiaries" shall mean, individually and collectively, the Subsidiaries listed on Schedule 1.39 hereto.

     1.40 "Indebtedness" shall mean, with respect to any Person, any liability, whether or not contingent, (a) in respect of borrowed money (whether or not the recourse of the lender is to the whole of the assets of such Person or only to a portion thereof) or evidenced by bonds, notes, debentures or similar instruments; (b) representing the balance deferred and unpaid of the purchase price of any property or services (except any such balance that constitutes an account payable to a trade creditor (whether or not an Affiliate) created, incurred, assumed or guaranteed by such Person in the ordinary course of business of such Person in connection with obtaining goods, materials or services that is not overdue by more than ninety (90) days, unless the trade payable is being contested in good faith); (c) all obligations as lessee under leases which have been, or should be, in accordance with GAAP recorded as Capital Leases; (d) any contractual obligation, contingent or otherwise, of such Person to pay or be liable for the payment of any indebtedness described in this definition of another Person, including, without limitation, any such indebtedness, directly or indirectly guaranteed, or any agreement to purchase, repurchase, or otherwise acquire such indebtedness, obligation or liability or any security therefor, or to provide funds for the payment or discharge thereof, or to maintain

                                      (13)




solvency, assets, level of income, or other financial condition; (e) all obligations with respect to redeemable stock and redemption or repurchase obligations under any Capital Stock or other equity securities issued by such Person; (f) all reimbursement obligations and other liabilities of such Person with respect to surety bonds (whether bid, performance or otherwise), letters of credit, banker's acceptances, drafts or similar documents or instruments issued for such Person's account; (g) all indebtedness of such Person in respect of indebtedness of another Person for borrowed money or indebtedness of another Person otherwise described in this definition which is secured by any consensual lien, security interest, collateral assignment, conditional sale, mortgage, deed of trust, or other encumbrance on any asset of such Person, whether or not such obligations, liabilities or indebtedness are assumed by or are a personal liability of such Person, all as of such time;
(h) all obligations, liabilities and indebtedness of such Person (marked to market) arising under swap agreements, cap agreements and collar agreements and other agreements or arrangements designed to protect such person against fluctuations in interest rates or currency or commodity values; (i) the principal and interest portions of all rental obligations of such person under any synthetic lease or similar off-balance sheet financing where such transaction is considered to be borrowed money for tax purposes but is classified as an operating lease in accordance with GAAP and (j) all obligations owed by such Person under License Agreements with respect to non-refundable, advance or minimum guarantee royalty payments.

     1.41 "Information Certificate" shall mean the Information Certificate of Borrower constituting Exhibit A hereto containing material information with respect to Borrower, its business and assets provided by or on behalf of Borrower to Lender in connection with the preparation of this Agreement and the other Financing Agreements and the financing arrangements provided for herein.

     1.42 "Initial Equipment Appraisal" shall mean the appraisal of the Equipment conducted by AccuVal Associates, Incorporated, the results of which were sent to Lender by letter dated August 22, 2003, which is addressed to Lender and upon which Lender is expressly permitted to rely.

     1.43 "Inserts" means raw materials Inventory of the Borrower consisting of metal inserts designed for screws and positioned in the dye just prior to adding the mixed resin.

     1.44 "Intellectual Property" shall mean Borrower's now owned and hereafter arising or acquired: patents, patent rights, patent applications, copyrights, works which are the subject matter of copyrights, copyright registrations, copyright applications, trademarks, service marks, trade names, trade styles, trademark and service mark applications, and licenses and rights to use any of the foregoing; all extensions, renewals, reissues, divisions, continuations, and continuations-in-part of any of the foregoing; all rights to sue for past, present and future infringement of any of the foregoing; inventions, trade secrets, formulae, processes, compounds, drawings, designs, blueprints, surveys, reports, manuals, and operating standards; goodwill (including any goodwill associated with any trademark or the license of any trademark); customer and other lists in whatever form maintained; and trade secret rights, copyright rights, rights in works of authorship, domain names

                                      (14)




and domain name registrations; software and contract rights relating to software, in whatever form created or maintained.

     1.45 "Intercreditor Agreement" shall mean the Intercreditor and Subordination Agreement, dated of even date herewith, by and among Lender, Term Loan Lender, Private Fund Lender and 13% Senior Noteholder Agent, on behalf of the 13% Senior Noteholders, as acknowledged and agreed to by Borrower, as the same now exists or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

     1.46 "Interest Expense" shall mean, for any period, as to any Person, all of the following as determined in accordance with GAAP: (a) total interest expense of such Person and its Subsidiaries on a consolidated basis for such period, whether paid or accrued (including the interest component of Capital Leases for such period), including, without limitation, all bank fees, commissions, discounts and other fees and charges owed with respect to letters of credit (but excluding amortization of discount and amortization of deferred financing fees paid in cash in connection with the transactions contemplated hereby, and interest (payable by addition to principal or in the form of property other than cash) and any other interest expense not payable in cash), minus (b) any net payments received by such Person and its Subsidiaries on a consolidated basis during such period as interest income received in respect of its investments in cash.

     1.47  "Interest Rate" shall mean:

           (a)Subject to clauses (b) and (c) below, a rate of two and one-half (2 1/2%) percent per annum in excess of the Prime Rate.

           (b)Notwithstanding anything to the contrary set forth in clause (a) above, the Interest Rate shall mean, a rate one-quarter (1/4%) percent per annum less than the rate set forth in clause (a) above, effective as of the first day of the month after each of the following conditions is satisfied as determined by Lender in good faith: (i) the Consolidated Pre-Tax Net Income of Borrower and its Subsidiaries for the immediately preceding twelve (12) month fiscal year (commencing with the fiscal year ending on December 31, 2004) calculated based on the audited financial statements of Borrower and its Subsidiaries for such fiscal year delivered to Lender, together with the unqualified opinion of the independent certified accountants, in accordance with Section 9.6 hereof, shall exceed $2,000,000, and (ii) no Event of Default shall exist or have occurred and be continuing; provided, that, in the event that the Interest Rate is reduced as provided in this clause (b), if in any subsequent fiscal year thereafter the Consolidated Net Income of Borrower and its Subsidiaries is less than or equal to $2,000,0000, effective as of the first day of the month after the receipt by Lender of the audited financial statements of Borrower and its Subsidiaries for such fiscal year, the Interest Rate shall increase to the rate set forth in clause (a) above.

           (c)Notwithstanding anything to the contrary contained in clause (a) or clause (b) above, the Interest Rate shall mean, at Lender's option, the rate of four and one-half (4 1/2) percent per annum in excess of the Prime Rate, (i) for the period (A) from and after the date of termination or non-renewal hereof until Lender has received full and final payment of all Obliga-tions in immediately available funds (notwithstanding entry of a judgment against Borrower) and (B) from and after the date of the occurrence of an Event of Default for so long as such Event of Default is continuing as determined by Lender, and (ii) on the Loans at any time outstanding in excess of the Borrowing Base (whether or not such excess(es), arise or are made with or without Lender's knowledge or consent and whether made before or after an Event of Default).

     1.48 "Inventory" shall mean all of Borrower's now owned and hereafter existing or acquired goods, wherever located, which (a) are leased by Borrower

                                      (15)




as lessor; (b) are held by Borrower for sale or lease or to be furnished under a contract of service; (c) are furnished by Borrower under a contract of service; or (d) consist of raw materials, work in process, finished goods or materials used or consumed in its business.

     1.49 "Investment Property Control Agreement" shall mean an agreement in writing, in form and substance satisfactory to Lender, by and among Lender, Borrower and any securities intermediary, commodity intermediary or other person who has custody, control or possession of any investment property of Borrower acknowledging that such securities intermediary, commodity intermediary or other person has custody, control or possession of such investment property on behalf of Lender, that it will comply with entitlement orders originated by Lender with respect to such investment property, or other instructions of Lender, and including such other terms and conditions as Lender may require.

     1.50 "Lender Payment Account" shall mean account no. 5000000030279 of Lender at Wachovia Bank, National Association or such other account of Lender as Lender may from time to time designate to Borrower as the Lender Payment Account for purposes of this Agreement.

     1.51 "Letter of Credit Accommodations" shall mean, collectively, the letters of credit, merchandise purchase or other guaranties which are from time to time either (a) issued or opened by Lender for the account of Borrower or any Obligor or (b) with respect to which Lender has agreed to indemnify the issuer or guaranteed to the issuer the performance by Borrower of its obligations to such issuer: sometimes being referred to herein individually as a "Letter of Credit Accommodation".

     1.52  "License Agreements" shall have the meaning set forth in Section
8.11 hereof.

     1.53 "Life Insurance Availability" shall mean the amount equal to the lesser of: (a) $1,750,000 or (b) seventy-five (75%) percent of the aggregate net cash surrender value of the Officers Life Insurance Policies pursuant to which a Collateral Assignment of Life Insurance in favor of Lender is in full force and effect, as determined by Lender on any date of determination; provided, that, Life Insurance Availability shall be permanently reduced, by the amount equal to any proceeds received by Lender as a result of payments under any of the Collateral Assignments of Life Insurance Policies and applied to the Loans.

     1.54 "Loans" shall mean the loans now or hereafter made by Lender to or for the benefit of Borrower on a revolving basis (involving advances, repayments and readvances) as set forth in Section 2.1 hereof.

     1.55  "Material Adverse Effect" shall mean a material adverse effect on

                                      (16)




(a) the financial condition, business, performance or operations of Borrower or the legality, validity or enforceability of this Agreement or any of the other Financing Agreements; (b) the legality, validity, enforceability, perfection or priority of the security interests and liens of Lender upon the Collateral; (c) the Collateral or its value, (d) the ability of Borrower to repay the Obligations or of Borrower to perform its obligations under this Agreement or any of the other Financing Agreements as and when to be performed; or (e) the ability of Lender to enforce the Obligations or realize upon the Collateral or otherwise with respect to the rights and remedies of Lender under this Agreement or any of the other Financing Agreements.

     1.56 "Material Contract" shall mean (a) any contract or other agreement (other than the Financing Agreements), written or oral, of Borrower involving monetary liability of or to any Person in an amount in excess of $1,000,000 in any fiscal year and (b) any other contract or other agreement (other than the Financing Agreements), whether written or oral, to which Borrower is a party as to which the breach, nonperformance, cancellation or failure to renew by any party thereto would have a Material Adverse Effect.

     1.57  "Maximum Credit" shall mean the amount of $25,000,000.

     1.58 "Multiemployer Plan" shall mean a "multi-employer plan" as defined in Section 4001(a)(3) of ERISA which is or was at any time during the current year or the immediately preceding six (6) years contributed to by Borrower or any ERISA Affiliate.

     1.59 "Net Amount of Eligible Accounts" shall mean, the gross amount of the Eligible Accounts of Borrower less (a) sales, excise or similar taxes included in the amount thereof and (b) returns, discounts, claims, credits and allowances of any nature at any time issued, owing, granted, outstanding, available or claimed with respect thereto.

     1.60 "Net Income" shall mean, with respect to any Person, for any period, the aggregate of the net income (loss) of such Person and its Subsidiaries, on a consolidated basis, for such period, excluding to the extent included therein any extraordinary, one-time or non-recurring gains or non-cash losses, after deducting all charges which should be deducted before arriving at the net income (loss) for such period and after deducting the Provision for Taxes for such period, all as determined in accordance with GAAP. For the purpose of this definition, net income excludes any gain (or non-cash loss) together with any related Provision for Taxes for such gain (or non-cash loss) realized upon the sale or other disposition of any assets that are not sold in the ordinary course of business (including, without limitation, dispositions pursuant to sale and leaseback transactions) or of any Capital Stock of such Person or a Subsidiary of such Person.

     1.61 "Net Orderly Liquidation Value" shall mean, as to Eligible Equipment, at any time, the value of such Eligible Equipment determined on an orderly liquidation basis, reduced by commissions, fees, costs and expenses reasonably contemplated in connection with the liquidation thereof, as set forth in the most recent appraisal delivered to Lender in accordance with
Section 7.4 hereof, as to the Eligible Equipment, in form, scope and

                                      (17)




methodology reasonably acceptable to Lender and by an appraiser acceptable to Lender, addressed to Lender and upon which Lender is expressly permitted to rely.

     1.62 "Non-Consenting 13% Senior Noteholders" shall mean the holders of the 13% Senior Notes issued pursuant to the terms of the 13% Senior Noteholder Agreements which have not executed the Consent Solicitation.

     1.63 "Obligations" shall mean any and all Loans, Letter of Credit Accommodations and all other obligations, liabilities and indebtedness of every kind, nature and description owing by Borrower to Lender and/or its affiliates, including principal, interest, charges, fees, costs and expenses, however evidenced, whether as principal, surety, endorser, guarantor or otherwise, whether arising under this Agreement or otherwise, whether now existing or hereafter arising, whether arising before, during or after the initial or any renewal term of this Agreement or after the commencement of any case with respect to Borrower under the United States Bankruptcy Code or any similar statute (including the payment of interest and other amounts which would accrue and become due but for the commencement of such case, whether or not such amounts are allowed or allowable in whole or in part in such case), whether direct or indirect, absolute or contingent, joint or several, due or not due, primary or secondary, liquidated or unliquidated, secured or unsecured, and however acquired by Lender.

     1.64 "Obligor" shall mean any guarantor, endorser, acceptor, surety or other person liable on or with respect to the Obligations or who is the owner of any property which is security for the Obligations, other than Borrower.

     1.65 "Officers Life Insurance Policies" shall mean the Officers Life Insurance Policies listed on Schedule 1.65 hereto.

     1.66 "Participant" shall mean any financial institution that acquires and holds a participation in the interest of Lender in any of the Loans and Letter of Credit Accommodations in conformity with the provisions of Section
12.6 of this Agreement governing participations.

     1.67 "Permitted Holders" shall mean the persons listed on Schedule 1.67 hereto and their respective successors and assigns.

     1.68 "Person" or "person" shall mean any individual, sole proprietorship, partnership, corporation (including any corporation which elects subchapter S status under the Code), limited liability company, limited liability partnership, business trust, unincorporated association, joint stock corporation, trust, joint venture or other entity or any government or any agency or instrumentality or political subdivision thereof.

     1.69 "Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which Borrower sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a Multiemployer Plan has made contributions at any time during the immediately preceding six (6) plan years.

     1.70  "Prime Rate" shall mean the rate from time to time publicly

                                      (18)




announced by Wachovia Bank, National Association, or its successors, as its prime rate, whether or not such announced rate is the best rate available at such bank.

     1.71 "Prime Rate Loans" shall mean any Loans or portion thereof on which interest is payable based on the Prime Rate in accordance with the terms thereof.

     1.72 "Private Fund Lender" shall mean LC Capital Masterfund, Ltd., a Cayman Islands corporation and its successors and assigns.

     1.73 "Private Fund Debt" shall mean all obligations, liabilities and indebtedness of every kind, nature and description owing by Borrower or any Obligor to Private Fund Lender, including principal, interest, charges, fees, premiums, indemnities and expenses, however evidenced, whether as principal, surety, endorser, guarantor or otherwise, arising under the Private Fund Lender Agreements.

     1.74 "Private Fund Loan Agreements" shall mean, collectively, the following (as the same now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced): (a) the agreements, documents and instruments set forth on Schedule 1.74 hereto; and (b) all other agreements, documents and instruments at any time executed and/or delivered by Borrower or Obligor or any other Person with, to or in favor of Private Fund Lender in connection therewith or related thereto; sometimes being referred to herein individually as a "Private Fund Loan Agreement".

     1.75 "Provision for Taxes" shall mean an amount equal to all taxes imposed on or measured by net income, whether Federal, State, Provincial, county or local, and whether foreign or domestic, that are paid or payable by any Person in respect of any period in accordance with GAAP.

     1.76 "Real Property" shall mean all now owned and hereafter acquired real property of Borrower, including leasehold interests, together with all buildings, structures, and other improvements located thereon and all licenses, easements and appurtenances relating thereto, wherever located.

     1.77 "Receivables" shall mean all of the following now owned or hereafter arising or acquired property of Borrower: (a) all Accounts; (b) all interest, fees, late charges, penalties, collection fees and other amounts due or to become due or otherwise payable in connection with any Account; (c) all payment intangibles of Borrower (d) letters of credit, indemnities, guarantees, security or other deposits and proceeds thereof issued payable to Borrower or otherwise in favor of or delivered to Borrower in connection with any Account; or (e) all other accounts, contract rights, chattel paper, instruments, notes, general intangibles and other forms of obligations owing to Borrower, whether from the sale and lease of goods or other property, licensing of any property (including Intellectual Property or other general intangibles), rendition of services or from loans or advances by Borrower to or for the benefit of any third person (including loans or advances to any Affiliates or Subsidiaries of Borrower) or otherwise associated with any Accounts, Inventory or general intangibles of Borrower (including, without limitation, choses in action, causes of action, tax refunds, tax refund

                                      (19)




claims, any funds which may become payable to Borrower in connection with the termination of any Plan or other employee benefit plan and any other amounts payable to Borrower from any Plan or other employee benefit plan, rights and claims against carriers and shippers, rights to indemnification, business interruption insurance and proceeds thereof, casualty or any similar types of insurance and any proceeds thereof and proceeds of insurance covering the lives of employees on which Borrower is a beneficiary).

     1.78 "Records" shall mean all of Borrower's present and future books of account of every kind or nature, purchase and sale agreements, invoices, ledger cards, bills of lading and other shipping evidence, statements, correspondence, memoranda, credit files and other data relating to the Collateral or any account debtor, together with the tapes, disks, diskettes and other data and software storage media and devices, file cabinets or containers in or on which the foregoing are stored (including any rights of Borrower with respect to the foregoing maintained with or by any other person).

     1.79 "Reference Bank" shall mean Wachovia Bank, National Association, or such other bank as Lender may from time to time designate.

     1.80  "Refinancing Indebtedness" shall have the meaning set forth in
Section 9.9 hereof.

     1.81 "Renewal Date" shall have the meaning set forth in Section 12.1 hereof.

     1.82 "Reserves" shall mean as of any date of determination, such amounts as Lender may from time to time establish and revise in good faith reducing the amount of Loans and Letter of Credit Accommodations which would otherwise be available to Borrower under the lending formula(s) provided for herein:
(a) to reflect events, conditions, contingencies or risks which, as determined by Lender in good faith, adversely affect, or would have a reasonable likelihood of adversely affecting, either (i) the Collateral or any other property which is security for the Obligations or its value, (ii) the assets, business or prospects of Borrower or any Obligor or (iii) the security interests and other rights of Lender in the Collateral (including the enforceability, perfection and priority thereof) or (b) to reflect Lender's good faith belief that any collateral report or financial information furnished by or on behalf of Borrower or any Obligor to Lender is or may have been incomplete, inaccurate or misleading in any material respect or (c) to reflect outstanding Letter of Credit Accommodations as provided in Section 2.2 hereof or (d) in respect of any state of facts which Lender determines in good faith constitutes a Default or an Event of Default. Without limiting the generality of the foregoing, Reserves may be established, at Lender's option, to reflect that (i) dilution with respect to the Accounts (based on the ratio of the aggregate amount of non-cash reductions in Accounts for any period to the aggregate dollar amount of the sales of Borrower for such period) as calculated by Lender for any period is or is reasonably anticipated to be greater than five (5%) percent, (ii) the Net Orderly Liquidation Value of the Equipment as set forth in the most recent appraisal with respect thereto received by Lender in accordance with the terms hereof has declined so that the amount of the Equipment Availability is greater than eighty (80%) percent

                                      (20)




of the Net Orderly Liquidation Value of such Equipment as set forth in such appraisal, (iii) returns, discounts, claims, credits and allowances of any nature that are not paid pursuant to the reduction of Accounts, (iv) the sales, excise or similar taxes included in the amount of any Accounts reported to Lender, (v) a change in the turnover, age or mix of the categories of Inventory that adversely affects the aggregate value of all Inventory, or (vi) the liquidation value of the Eligible Inventory, or any category thereof, has decreased, or (vii) seventy-five (75%) percent of the aggregate net cash surrender value of the Officers Life Insurance Policies is less than $1,750,000, or (viii) the full amount of any personal property taxes relating to any property located in the States of Texas and Ohio or any other taxes which are due or become due, or (ix) to reflect amounts due or to become due but not paid in respect of any Plans. To the extent Lender may revise the lending formulas used to determine the Borrowing Base or establish new criteria or revise existing criteria for Eligible Accounts or Eligible Inventory so as to address any circumstances, condition, event or contingency in a manner satisfactory to Lender, Lender shall not establish a Reserve for the same purpose. The amount of any Reserve established by Lender shall have a reasonable relationship to the event, condition or other matter which is the basis for such reserve as determined by Lender in good faith.

     1.83 "SFSC" shall mean Stanwich Financial Services Corporation, a Rhode Island corporation, and its successors and assigns.

     1.84 "SFSC Agreements" shall mean, collectively, the following (as the same now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced): (a) the promissory notes, documents and instruments set forth on Schedule 1.84 hereto; and (b) all other agreements, documents and instruments at any time executed and/or delivered by Borrower or Obligor with, to or in favor of SFSC in connection therewith or related thereto; sometimes being referred to herein individually as a "SFSC Agreement".

     1.85 "Solvent" shall mean, at any time with respect to any Person, that at such time such Person (a) is able to pay its debts as they mature and has (and has a reasonable basis to believe it will continue to have) sufficient capital (and not unreasonably small capital) to carry on its business consistent with its practices as of the date hereof, and (b) the assets and properties of such Person at a fair valuation (and including as assets for this purpose at a fair valuation all rights of subrogation, contribution or indemnification arising pursuant to any guarantees given by such Person) are greater than the Indebtedness of such Person, and including subordinated and contingent liabilities computed at the amount which, such person has a reasonable basis to believe, represents an amount which can reasonably be expected to become an actual or matured liability (and including as to contingent liabilities arising pursuant to any guarantee the face amount of such liability as reduced to reflect the probability of it becoming a matured liability).

     1.86 "Subsidiary" or "subsidiary" shall mean, with respect to any Person, any corporation, limited liability company, limited liability partnership or other limited or general partnership, trust, association or other business entity of which an aggregate of at least a majority of the outstanding Capital

                                      (21)




Stock or other interests entitled to vote in the election of the board of directors of such corporation (irrespective of whether, at the time, Capital Stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency), managers, trustees or other controlling persons, or an equivalent controlling interest therein, of such Person is, at the time, directly or indirectly, owned by such Person and/or one or more subsidiaries of such Person.

     1.87 "Term Loan Lender" shall mean Mercury Capital Corporation, a New York corporation, and its successors and assigns.

     1.88 "Term Loan Agreements" shall mean, collectively, the following (as the same now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced): (a) the agreements, documents and instruments set forth on Schedule 1.88 hereto; and (b) all other agreements, documents and instruments at any time executed and/or delivered by Borrower or Obligor with, to or in favor of Term Loan Lender in connection therewith or related thereto; sometimes being referred to herein individually as a "Term Loan Agreement".

     1.89 "Term Loan Debt" shall mean all obligations, liabilities and indebtedness of every kind, nature and description owing by Borrower or any Obligor to Term Loan Lender, including principal, interest, charges, fees, premiums, indemnities, costs and expenses, however evidenced, whether as principal, surety, endorser, guarantor or otherwise, arising under the Term Loan Agreements.

     1.90 "Term Loan Collateral" shall mean the Real Property of Borrower and fixtures of Borrower, the primary use of which relates to the ownership of such Real Property, as more particularly described on Schedule 1.90 hereto.

     1.91 "13% Senior Noteholders" shall mean the holders of the 13% Senior Notes issued pursuant to the terms of the 13% Senior Noteholder Agreements.

     1.92 "13% Senior Note Agreements" shall mean, collectively, the following (as the same now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced): (a) the 13% Senior
Note Indenture, (b)the agreements, documents and instruments set forth on
Schedule 1.92 hereto; and (c) all other agreements, documents and instruments at any time executed and/or delivered by Borrower or Obligor with, to or in favor of the 13% Senior Noteholders in connection therewith or related thereto; sometimes being referred to herein individually as a "13% Senior Note Agreement".

     1.93 "13% Senior Note Indenture" means the Indenture, dated as of May 1, 1993, by and between the Borrower (as successor by merger to Chatwins Group, Inc.), as issuer, and U.S. Bank, National Association, as successor trustee to State Street Bank and Trust, as successor to The First National Bank of Boston, in connection with the issue of $50,000,000 13% Senior Notes due 2003 and 13% Senior Exchange Notes due 2003, as modified by (i) that certain First Supplemental Indenture and Waiver of Covenants, dated as of June 20, 1995,
(ii) that certain Second Supplemental Indenture, dated as of June 20, 1995,
(iii) that certain Third Supplemental Indenture, dated as of May 28, 1999,

                                      (22)




(iv) that certain Fourth Supplemental Indenture, dated as of March 8, 2000,
(v) that certain Fifth Supplemental Indenture, dated as of March 16, 2000, and
(vi) the Consent Solicitation, as the same now exists or may hereafter be amended, supplemented, renewed, restated or replaced.

     1.94 "UCC" shall mean the Uniform Commercial Code as in effect in the State of New York , and any successor statute, as in effect from time to time (except that terms used herein which are defined in the Uniform Commercial Code as in effect in the State of New York on the date hereof shall continue to have the same meaning notwithstanding any replacement or amendment of such statute except as Lender may otherwise determine).

     1.95 "Value" shall mean, as determined by Lender in good faith, with respect to Inventory, the lower of (a) cost computed on a first-in first-out basis in accordance with GAAP or (b) market value provided, that, for purposes of the calculation of the Borrowing Base, (i) the Value of the Inventory shall not include: (A) the portion of the value of Inventory equal to the profit earned by any Affiliate on the sale thereof to Borrower or (B) write-ups or write-downs in value with respect to currency exchange rates and (ii) notwithstanding anything to the contrary contained herein, the cost of the Inventory shall be computed in the same manner and consistent with the most recent appraisal of the Inventory received and accepted by Lender prior to the date hereof, if any.

     1.96 "Voting Stock" shall mean with respect to any Person, (a) one (1) or more classes of Capital Stock of such Person having general voting powers to elect at least a majority of the board of directors, managers or trustees of such Person, irrespective of whether at the time Capital Stock of any other class or classes have or might have voting power by reason of the happening of any contingency, and (b) any Capital Stock of such Person convertible or exchangeable without restriction at the option of the holder thereof into Capital Stock of such Person described in clause (a) of this definition.

     1.97 "Weighted Average Life to Maturity" shall mean when applied to any Indebtedness at any date, the number of years obtained by dividing (a) the then outstanding principal amount of such Indebtedness into (b) the product obtained by multiplying (i) the amount of each then outstanding installment, sinking fund, serial maturity or other required payments of principal, including payment at final maturity, in respect thereof, by (ii) the number of years (calculated to the nearest one-twelfth) that will elapse between such date and the making of such payment.


SECTION 2.  CREDIT FACILITIES

     2.1   Loans.

           (a)Subject to and upon the terms and conditions contained herein, Lender agrees to make Loans to Borrower from time to time in amounts requested by Borrower up to the amount equal to the Borrowing Base.

           (b)Except in Lender's discretion, (i) the aggregate amount of the Loans and the Letter of Credit Accommodations outstanding at any time shall

                                      (23)




not exceed the lesser of the Borrowing Base or the Maximum Credit, (ii) the aggregate amount of Loans outstanding in respect of certain Eligible Accounts consisting of foreign Accounts of Borrower as described in Section 1.19(e) hereof shall not exceed $350,000, (iii) the aggregate amount of Loans outstanding in respect of Eligible Accounts consisting of bill and hold invoices shall not exceed $750,000, and (iv) the aggregate amount of Loans outstanding in respect of Eligible Equipment shall not exceed the lesser of Eligible Equipment Availability then in effect or eighty (80%) percent of the Net Orderly Liquidation Value of Eligible Equipment as set forth in the most recent appraisal of Eligible Equipment delivered to Lender pursuant to Section
7.4 hereof. In the event that the outstanding amount of any component of the Loans, or the aggregate amount of the outstanding Loans and Letter of Credit Accommodations, exceed the amounts available pursuant to the Borrowing Base, the Maximum Credit, the sublimits for Letter of Credit Accommodations set forth in Section 2.2(e) or the Maximum Credit, the sublimits for Loans in respect of Equipment Availability or Life Insurance Availability, as applicable, such event shall not limit, waive or otherwise affect any rights of Lender in that circumstance or on any future occasions and Borrower shall, upon demand by Lender, which may be made at any time or from time to time, immediately repay to Lender the entire amount of any such excess(es) for which payment is demanded.

     2.2   Letter of Credit Accommodations.

           (a)Subject to and upon the terms and conditions contained herein, at the request of Borrower, Lender agrees to provide or arrange for Letter of Credit Accommodations for the account of Borrower containing terms and conditions acceptable to Lender and the issuer thereof. Any payments made by Lender to any issuer thereof and/or related parties in connection with the Letter of Credit Accommodations shall constitute additional Loans to Borrower pursuant to this Section 2.

           (b)In addition to any charges, fees or expenses charged by any bank or issuer in connection with the Letter of Credit Accommodations, Borrower shall pay to Lender a letter of credit fee at a rate equal to three (3%) percent per annum on the daily outstanding balance of the Letter of Credit Accommodations for the immediately preceding month (or part thereof), payable in arrears as of the first day of each succeeding month, except that Borrower shall pay to Lender such letter of credit fee, at Lender's option, without notice, at a rate equal to five (5%) percent per annum on such daily outstanding balance for: (i) the period from and after the date of termination or non-renewal hereof until Lender has received full and final payment of all Obligations (notwithstanding entry of a judgment against Borrower) and (ii) the period from and after the date of the occurrence of an Event of Default for so long as such Event of Default is continuing as determined by Lender. Such letter of credit fee shall be calculated on the basis of a three hundred sixty (360) day year and actual days elapsed and the obligation of Borrower to pay such fee shall survive the termination or non-renewal of this Agreement.

           (c)Borrower shall give Lender two (2) Business Days' prior written notice of Borrower's request for the issuance of a Letter of Credit Accommodation. Such notice shall be irrevocable and shall specify the

                                      (24)




original face amount of the Letter of Credit Accommodation requested, the effective date (which date shall be a Business Day) of issuance of such requested Letter of Credit Accommodation, whether such Letter of Credit Accommodations may be drawn in a single or in partial draws, the date on which such requested Letter of Credit Accommodation is to expire (which date shall be a Business Day), the purpose for which such Letter of Credit Accommodation is to be issued, and the beneficiary of the requested Letter of Credit Accommodation. Borrower shall attach to such notice the proposed terms of the Letter of Credit Accommodation.

           (d)In addition to being subject to the satisfaction of the applicable conditions precedent contained in Section 4 hereof and the other terms and conditions contained herein, no Letter of Credit Accommodations shall be available unless each of the following conditions precedent have been satisfied in a manner satisfactory to Lender: (i) Borrower shall have delivered to the proposed issuer of such Letter of Credit Accommodation at such times and in such manner as such proposed issuer may require, an application in form and substance satisfactory to such proposed issuer and Lender for the issuance of the Letter of Credit Accommodation and such other documents as may be required pursuant to the terms thereof, and the form and terms of the proposed Letter of Credit Accommodation shall be satisfactory to Lender and such proposed issuer, (ii) as of the date of issuance, no order of any court, arbitrator or other Governmental Authority shall purport by its terms to enjoin or restrain money center banks generally from issuing letters of credit of the type and in the amount of the proposed Letter of Credit Accommodation, and no law, rule or regulation applicable to money center banks generally and no request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over money center banks generally shall prohibit, or request that the proposed issuer of such Letter of Credit Accommodation refrain from, the issuance of letters of credit generally or the issuance of such Letters of Credit Accommodation; and (iii) the Excess Availability, prior to giving effect to any Reserves with respect to such Letter of Credit Accommodations, on the date of the proposed issuance of any Letter of Credit Accommodations, shall be equal to or greater than: (A) if the proposed Letter of Credit Accommodation is for the purpose of purchasing Eligible Inventory and the documents of title with respect thereto are consigned to the issuer, the sum of (1) the percentage equal to one hundred (100%) percent minus the then applicable percentage with respect to Eligible Inventory set forth in the definition of the term Borrowing Base multiplied by the Value of such Eligible Inventory, plus (2) freight, taxes, duty and other amounts which Lender estimates must be paid in connection with such Inventory upon arrival and for delivery to one of Borrower's locations for Eligible Inventory within the United States of America and (B) if the proposed Letter of Credit Accommodation is for any other purpose or the documents of title are not consigned to the issuer in connection with a Letter of Credit Accommodation for the purpose of purchasing Inventory, an amount equal to one hundred (100%) percent of the face amount thereof and all other commitments and obligations made or incurred by Lender with respect thereto. Effective on the issuance of each Letter of Credit Accommodation, a Reserve shall be established in the applicable amount set forth in Section 2.2(d)(iii)(A) or Section 2.2(d)(iii)(B).

           (e)Except in Lender's discretion, the amount of all outstanding

                                      (25)




Letter of Credit Accommodations and all other commitments and obligations made or incurred by Lender in connection therewith shall not at any time exceed $2,000,000.

           (f)Borrower shall indemnify and hold Lender harmless from and against any and all losses, claims, damages, liabilities, costs and expenses which Lender may suffer or incur in connection with any Letter of Credit Accommodations and any documents, drafts or acceptances relating thereto, including any losses, claims, damages, liabilities, costs and expenses due to any action taken by any issuer or correspondent with respect to any Letter of Credit Accommodation except for such losses, claims, damages, liabilities, costs or expenses that are a direct result of the gross negligence or wilful misconduct of Lender as determined pursuant to a final non-appealable order of a court of competent jurisdiction.. Borrower assumes all risks with respect to the acts or omissions of the drawer under or beneficiary of any Letter of Credit Accommodation and for such purposes the drawer or beneficiary shall be deemed Borrower's agent. Borrower assumes all risks for, and agrees to pay, all foreign, Federal, State and local taxes, duties and levies relating to any goods subject to any Letter of Credit Accommodations or any documents, drafts or acceptances thereunder. Borrower hereby releases and holds Lender harmless from and against any acts, waivers, errors, delays or omissions, whether caused by Borrower, by any issuer or correspondent or otherwise with respect to or relating to any Letter of Credit Accommodation, except for the gross negligence or wilful misconduct of Lender as determined pursuant to a final, non-appealable order of a court of competent jurisdiction. The provisions of this Section 2.2(f) shall survive the payment of Obligations and the termination or non-renewal of this Agreement.

           (g)In connection with Inventory purchased pursuant to Letter of Credit Accommodations, Borrower shall, at Lender's request, instruct all suppliers, carriers, forwarders, customs brokers, warehouses or others receiving or holding cash, checks, Inventory, documents or instruments in which Lender holds a security interest to deliver them to Lender and/or subject to Lender's order, and if they shall come into Borrower's possession, to deliver them, upon Lender's request, to Lender in their original form. Borrower shall also, at Lender's request, designate Lender as the consignee on all bills of lading and other negotiable and non-negotiable documents.

           (h)Borrower hereby irrevocably authorizes and directs any issuer of a Letter of Credit Accommodation to name Borrower as the account party therein and to deliver to Lender all instruments, documents and other writings and property received by issuer pursuant to the Letter of Credit Accommodations and to accept and rely upon Lender's instructions and agreements with respect to all matters arising in connection with the Letter of Credit Accommodations or the applications therefor. Nothing contained herein shall be deemed or construed to grant Borrower any right or authority to pledge the credit of Lender in any manner. Lender shall have no liability of any kind with respect to any Letter of Credit Accommodation provided by an issuer other than Lender unless Lender has duly executed and delivered to such issuer the application or a guarantee or indemnification in writing with respect to such Letter of Credit Accommodation. Borrower shall be bound by any interpretation made in good faith by Lender, or any other issuer or correspondent under or in connection with any Letter of Credit Accommodation

                                      (26)




or any documents, drafts or acceptances thereunder, notwithstanding that such interpretation may be inconsistent with any instructions of Borrower.

           (i)So long as no Event of Default exists or has occurred and is continuing, Borrower may, after notice to Lender, (i) approve or resolve any questions of non-compliance of documents, (ii) give any instructions as to acceptance or rejection of any documents or goods, (iii) execute any and all applications for steamship or airway guaranties, indemnities or delivery orders, and (iv) with Lender's consent, grant any extensions of the maturity of, time of payment for, or time of presentation of, any drafts, acceptances, or documents, and agree to any amendments, renewals, extensions, modifications, changes or cancellations of any of the terms or conditions of any of the applications, Letter of Credit Accommodations, or documents, drafts or acceptances thereunder or any letters of credit included in the Collateral.

           (j)At any time an Event of Default exists or has occurred and is continuing, Lender shall have the right and authority to, and Borrower shall not, without the prior written consent of Lender, (i) approve or resolve any questions of non-compliance of documents, (ii) give any instructions as to acceptance or rejection of any documents or goods, (iii) execute any and all applications for steamship or airway guaranties, indemnities or delivery orders, (iv) grant any extensions of the maturity of, time of payments for, or time of presentation of, any drafts, acceptances, or documents, and (v) agree to any amendments, renewals, extensions, modifications, changes or cancellations of any of the terms or conditions of any of the applications, Letter of Credit Accommodations, or documents, drafts or acceptances thereunder or any letters of credit included in the Collateral. Lender may take such actions either in its own name or in Borrower's name.

           (k)Any rights, remedies, duties or obligations granted or undertaken by Borrower to any issuer or correspondent in any application for any Letter of Credit Accommodation, or any other agreement in favor of any issuer or correspondent relating to any Letter of Credit Accommodation, shall be deemed to have been granted or undertaken by Borrower to Lender. Any duties or obligations undertaken by Lender to any issuer or correspondent in any application for any Letter of Credit Accommodation, or any other agreement by Lender in favor of any issuer or correspondent relating to any Letter of Credit Accommodation, shall be deemed to have been undertaken by Borrower to Lender and to apply in all respects to Borrower.


SECTION 3.  INTEREST AND FEES

     3.1   Interest.

           (a)Borrower shall pay to Lender interest on the outstanding principal amount of the Loans at the Interest Rate. All interest accruing hereunder on and after the date of any Event of Default or termination or non-renewal hereof shall be payable on demand.

           (b)Interest shall be payable by Borrower to Lender monthly in arrears not later than the first day of each calendar month and shall be calculated on the basis of a three hundred sixty (360) day year and actual

                                      (27)




days elapsed. The interest rate on non-contingent Obligations shall increase or decrease by an amount equal to each increase or decrease in the Prime Rate effective on the first day of the month after any change in such Prime Rate is announced based on the Prime Rate in effect on the last day of the month in which any such change occurs. In no event shall charges constituting interest payable by Borrower to Lender exceed the maximum amount or the rate permitted under any applicable law or regulation, and if any such part or provision of this Agreement is in contravention of any such law or regulation, such part or provision shall be deemed amended to conform thereto.

     3.2 Commitment Fee. Borrower shall pay to Lender on the date hereof the remaining portion of the commitment fee in the amount of $262,500.

     3.3 Servicing Fee. Borrower shall pay to Lender monthly a servicing fee in an amount equal to $10,000 in respect of Lender's services for each month (or part thereof) while this Agreement remains in effect and for so long thereafter as any of the Obligations are outstanding, which fee shall be fully earned as of and payable in advance on the date hereof and on the first day of each month hereafter.

     3.4 Unused Line Fee. Borrower shall pay to Lender monthly an unused line fee at a rate equal to one-half of one (1/2%) percent per annum calculated upon the amount by which the Maximum Credit exceeds the average daily principal balance of the outstanding Loans and Letter of Credit Accommodations during the immediately preceding month (or part thereof) while this Agreement is in effect and for so long thereafter as any of the Obligations are outstanding, which fee shall be payable on the first day of each month in arrears.

     3.5   Changes in Laws and Increased Costs of Loans.

           (a)If after the date hereof, either (i) any change in, or in the interpretation of, any law or regulation is introduced, including, without limitation, with respect to reserve requirements, applicable to Lender or any banking or financial institution from whom Lender borrows funds or obtains credit (a "Funding Bank"), or (ii) a Funding Bank or Lender complies with any future guideline or request from any central bank or other Governmental Authority or (iii) a Funding Bank or Lender determines that the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof has or would have the effect described below, or a Funding Bank or Lender complies with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, and in the case of any event set forth in this clause (iii), such adoption, change or compliance has or would have the direct or indirect effect of reducing the rate of return on Lender's capital as a consequence of its obligations hereunder to a level below that which Lender could have achieved but for such adoption, change or compliance (taking into consideration the Funding Bank's or Lender's policies with respect to capital adequacy) by an amount deemed by Lender to be material, and the result of any of the foregoing events described in clauses
(i), (ii) or (iii) is or results in an increase in the cost to Lender of

                                      (28)




funding or maintaining the Loans or the Letter of Credit Accommodations, then Borrower shall from time to time upon demand by Lender pay to Lender additional amounts sufficient to indemnify Lender against such increased cost on an after-tax basis (after taking into account applicable deductions and credits in respect of the amount indemnified). A certificate as to the amount of such increased cost shall be submitted to Borrower by Lender and shall be conclusive, absent manifest error.


SECTION 4.  CONDITIONS PRECEDENT

     4.1 Conditions Precedent to Initial Loans and Letter of Credit Accommodations. Each of the following is a condition precedent to Lender making the initial Loans and providing the initial Letter of Credit Accommodations hereunder:

           (a)Lender shall have received, in form and substance satisfactory to Lender, all releases, terminations and such other documents as Lender may request to evidence and effectuate the termination by the Existing Lenders to Borrower of their respective financing arrangements with Borrower and the termination and release by it or them, as the case may be, of any interest in and to any assets and properties of Borrower and each Obligor, duly authorized, executed and delivered by it or each of them, including, but not limited to, (i) UCC termination statements for all UCC financing statements previously filed by any Existing Lender or their predecessors, as secured party and Borrower or any Obligor, as debtor and (ii) satisfactions and discharges of any mortgages, deeds of trust or deeds to secure debt by Borrower or any Obligor in favor of such existing lender or lenders, in form acceptable for recording with the appropriate Governmental Authority;

           (b)all requisite corporate action and proceedings in connection with this Agreement and the other Financing Agreements shall be satisfactory in form and substance to Lender, and Lender shall have received all information and copies of all documents, including records of requisite corporate action and proceedings which Lender may have requested in connection therewith, such documents where requested by Lender or its counsel to be certified by appropriate corporate officers or Governmental Authority (and including a copy of the certificate of incorporation of Borrower certified by the Secretary of State (or equivalent Governmental Authority) which shall set forth the same complete corporate name of Borrower as is set forth herein and such document as shall set forth the organizational identification number of Borrower, if one is issued in its jurisdiction of incorporation);

           (c)no material adverse change shall have occurred in the assets, business or prospects of Borrower since the date of Lender's latest field examination (not including for this purpose the field review referred to in clause (d) below) and no change or event shall have occurred which would impair the ability of Borrower or any Obligor to perform its obligations hereunder or under any of the other Financing Agreements to which it is a party or of Lender to enforce the Obligations or realize upon the Collateral;

           (d)Lender shall have completed a field review of the Records and such other information with respect to the Collateral as Lender may require to

                                      (29)




determine the amount of Loans available to Borrower (including, without limitation, current perpetual inventory records and/or roll-forwards of Accounts and Inventory through the date of closing and test counts of the Inventory in a manner satisfactory to Lender, together with such supporting documentation as may be necessary or appropriate, and other documents and information that will enable Lender to accurately identify and verify the Collateral), the results of which in each case shall be satisfactory to Lender, not more than three (3) Business Days prior to the date hereof;

           (e)Lender shall have received, in form and substance satisfactory to Lender, all consents, waivers, acknowledgments and other agreements from third persons which Lender may deem necessary or desirable in order to permit, protect and perfect its security interests in and liens upon the Collateral or to effectuate the provisions or purposes of this Agreement and the other Financing Agreements, including, without limitation, Collateral Access Agreements by owners and lessors of leased premises of Borrower and by warehouses at which Collateral is located;

           (f)Lender shall have received (i) in form and substance satisfactory to Lender, the limited joint and several guarantee of Kimball J. Bradley and Charles E. Bradley, III (which Guarantee shall be limited to the amount of $3,000,000, and the personal financial statements of each such individual guarantor, each in form satisfactory to Lender, reflecting such financial information of each individual guarantor as Lender may require as of and through September 30, 2003;

           (g)Lender shall have received, the Consent Solicitation in respect of the 13% Senior Note Indenture, in form and substance satisfactory to Lender, reflecting among other things that at least ninety (90%) percent of the aggregate principal amount of the 13% Senior Notes of Borrower issued pursuant to the 13% Senior Note Indenture shall have been restructured on terms and conditions satisfactory to Lender, including, among other things, that in exchange for the payment of up to $686,619 as a consent fee on the date hereof, not less than $6,000,000 of past due interest and $2,500,000 of principal shall be forgiven, quarterly interest payments shall not resume until November 30, 2004, that the maturity date of such notes has been extended to a date not earlier than the day after the scheduled termination date of this Agreement and that the holders of such Indebtedness shall have agreed to the subordination in right of payment of such restructured Indebtedness to the prior payment and satisfaction in full of the Obligations on terms and conditions satisfactory to Lender;

           (h)Lender shall have received evidence, in form and substance satisfactory to Lender, that Borrower has received not less than $4,000,000 in immediately available funds as the proceeds of a term loan provided by Term Loan Lender secured by certain real property of Borrower, on terms and conditions satisfactory to Lender and its counsel, the proceeds of which shall have been used to pay part of the portion of the amount owed to Existing Lenders and the holders of the 13% Senior Notes issued pursuant to the 13% Senior Note Indenture;

           (i)the Excess Availability as determined by Lender, as of the date

                                      (30)




hereof, shall be not less than $3,500,000 after giving effect to the initial Loans made or to be made and Letter of Credit Accommodations issued or to be issued in connection with the initial transactions hereunder;

           (j)Lender shall have received, in form and substance satisfactory to Lender, Deposit Account Control Agreements by and among Lender, Borrower and each bank where Borrower has a deposit account, in each case, duly authorized, executed and delivered by such bank and Borrower (or Lender shall be the bank's customer with respect to such deposit account, as Lender may specify);

           (k)Lender shall have received evidence, in form and substance satisfactory to Lender, that Lender has a valid perfected first priority security interest in all of the Collateral;

           (l)Lender shall have received evidence, in form and substance satisfactory to Lender, that the scheduled maturity date of (i) not less than ninety (90%) percent of the amount of Indebtedness evidenced by the 13% Senior Note Agreements, and outstanding immediately prior to giving effect to this Agreement, and (ii) the PFL Agreements have been extended to a date not earlier than the Renewal Date and that no principal payments in respect of any such Indebtedness are due prior to such date;

           (m)Lender shall have received originals of the stock certificates representing all of the issued and outstanding shares of the Capital Stock of each Subsidiary of Borrower, together with stock powers duly executed in blank with respect thereto;

           (n)Lender shall have received, in form and substance satisfactory to Lender, the Term Loan Agreements by and among the Term Loan Lender, Borrower and Obligors providing for, among other things, the terms of payment in respect of the Term Loan Debt to the extent permitted under the Intercreditor Agreement, duly authorized, executed and delivered by the Term Loan Lender, and Borrower;

           (o)Lender shall have received the Intercreditor Agreement, in form and substance satisfactory to Lender, as duly authorized, executed and delivered by all of the parties thereto;

           (p)Lender shall have received, in form and substance satisfactory to Lender, an amendment, duly authorized, executed and delivered by Private Fund Lender and Borrower, extending the maturity date of the Indebtedness evidenced by the Private Fund Loan Agreements to a date not earlier than the Renewal Date;

           (q)Lender shall have received, in form and substance satisfactory to Lender, a forbearance agreement(s) in respect of the Indebtedness owed by Borrower to Allan C. Bir;

           (r)Lender shall have received and reviewed lien and judgment search results for the jurisdiction of incorporation or organization of Borrower, the jurisdiction of the chief executive office of Borrower and all jurisdictions in which assets of Borrower are located, which search results

                                      (31)




shall be in form and substance satisfactory to Lender;

           (s)Lender shall have received evidence of insurance and loss payee endorsements required hereunder and under the other Financing Agreements, in form and substance satisfactory to Lender, and certificates of insurance policies and/or endorsements naming Lender as loss payee;

           (t)Borrower shall have used its best efforts to cause John M. Froehlich to execute and deliver in form and substance satisfactory to Lender a validity guaranty, in favor of Lender;

           (u)Lender shall have received, in form and substance satisfactory to Lender, such opinion letters of counsel to Borrower with respect to the Financing Agreements and such other matters as Lender may request; and

           (v)the other Financing Agreements and all instruments and documents hereunder and thereunder shall have been duly executed and delivered to Lender, in form and substance satisfactory to Lender.

     4.2   Conditions Precedent to All Loans and Letter of Credit
Accommodations. Each of the following is an additional condition precedent to Lender making Loans and/or providing Letter of Credit Accommodations to Borrower, including the initial Loans and Letter of Credit Accommodations and any future Loans and Letter of Credit Accommodations:

           (a)all representations and warranties contained herein and in the other Financing Agreements shall be true and correct with the same effect as though such representations and warranties had been made on and as of the date of the making of each such Loan or providing each such Letter of Credit Accommodation and after giving effect thereto, except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties shall have been true and accurate on and as of such earlier date);

           (b)no law, regulation, order, judgment or decree of any Governmental Authority shall exist, and no action, suit, investigation, litigation or proceeding shall be pending or threatened in any court or before any arbitrator or Governmental Authority, which (i) purports to enjoin, prohibit, restrain or otherwise affect (A) the making of the Loans or providing the Letter of Credit Accommodations, or (B) the consummation of the transactions contemplated pursuant to the terms hereof or the other Financing Agreements or (ii) has or has a reasonable likelihood of having a Material Adverse Effect; and

           (c)no Default or Event of Default shall exist or have occurred and be continuing on and as of the date of the making of such Loan or providing each such Letter of Credit Accommodation and after giving effect thereto.

     4.3 Conditions Precedent to Life Insurance Availability. Upon Lender's notice to Borrower that each of the following conditions have been satisfied, the Life Insurance Availability shall be included in the calculation of the Borrowing Base effective on the date of such notice. Each of the following is a condition precedent to the Life Insurance Availability being included in the

                                      (32)




calculation of the Borrowing Base:

           (a)Lender shall have received, in form and substance satisfactory to Lender, the collateral assignment(s) of the Officers Life Insurance Policies which shall have an aggregate net cash surrender value of not less than $2,200,000 (collectively, the "Collateral Assignments of Life Insurance Policies") as determined by Lender;

           (b)Lender shall have received evidence, in form and substance satisfactory to Lender, that Lender has valid and enforceable, first priority security interests in and liens upon each of the Officers Life Insurance Policies, and that each Collateral Assignment of Life Insurance Policy is of record with and has been acknowledged by the issuer of the applicable Officers Life Insurance Policy and

           (c)no Default or Event of Default shall exist or have occurred and be continuing.


SECTION 5.  GRANT AND PERFECTION OF SECURITY INTEREST

     5.1 Grant of Security Interest. To secure payment and performance of all Obligations, Borrower hereby grants to Lender a continuing security interest in, a lien upon, and a right of set off against, and hereby assigns to Lender as security, all personal and real property and fixtures and interests in property and fixtures of Borrower, whether now owned or hereafter acquired or existing, and wherever located (together with all other collateral security for the Obligations at any time granted to or held or acquired by Lender, collectively, the "Collateral"), including:

           (a)all Accounts;

           (b)all general intangibles, including, without limitation, all Intellectual Property;

           (c)all goods, including, without limitation, Inventory and Equipment;

           (d)all Real Property and fixtures;

           (e)all chattel paper (including, without limitation, all tangible and electronic chattel paper);

           (f)all instruments (including, without limitation all promissory notes);

           (g)all documents;

           (h)all deposit accounts;

           (i)all letters of credit, banker's acceptances and similar instruments and including all letter-of-credit rights;

           (j)all supporting obligations and all present and future liens,

                                      (33)




security interests, rights, remedies, title and interest in, to and in respect of Receivables and other Collateral, including (i) rights and remedies under or relating to guaranties, contracts of suretyship, letters of credit and credit and other insurance related to the Collateral, (ii) rights of stoppage in transit, replevin, repossession, reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, (iii) goods described in invoices, documents, contracts or instruments with respect to, or otherwise representing or evidencing, Receivables or other Collateral, including returned, repossessed and reclaimed goods, and (iv) deposits by and property of account debtors or other persons securing the obligations of account debtors;

           (k)all (i) investment property (including securities, whether certificated or uncertificated, securities accounts, security entitlements, commodity contracts or commodity accounts) and (ii) monies, credit balances, deposits and other property of Borrower now or hereafter held or received by or in transit to Lender or its Affiliates or at any other depository or other institution from or for the account of Borrower, whether for safekeeping, pledge, custody, transmission, collection or otherwise;

           (l)all commercial tort claims, including, without limitation, those identified in the Information Certificate;

           (m)to the extent not otherwise described above, all Receivables;

           (n)all Records; and

           (o)all products and proceeds of the foregoing, in any form, including insurance proceeds and all claims against third parties for loss or damage to or destruction of or other involuntary conversion of any kind or nature of any or all of the other Collateral.

     5.2   Perfection of Security Interests.

          (a)Borrower irrevocably and unconditionally authorizes Lender (or its agent) to file at any time and from time to time such financing statements with respect to the Collateral naming Lender or its designee as the secured party and Borrower as debtor, as Lender may require, and including any other information with respect to Borrower or otherwise required by part 5 of
Article 9 of the Uniform Commercial Code of such jurisdiction as Lender may determine, together with any amendment and continuations with respect thereto, which authorization shall apply to all financing statements filed on, prior to or after the date hereof. Borrower hereby ratifies and approves all financing statements naming Lender or its designee as secured party and Borrower as debtor with respect to the Collateral (and any amendments with respect to such financing statements) filed by or on behalf of Lender prior to the date hereof and ratifies and confirms the authorization of Lender to file such financing statements (and amendments, if any). Borrower hereby authorizes Lender to adopt on behalf of Borrower any symbol required for authenticating any electronic filing. In the event that the description of the collateral in any financing statement naming Lender or its designee as the secured party and Borrower as debtor includes assets and properties of Borrower that do not at any time constitute Collateral, whether hereunder, under any of the other

                                      (34)




Financing Agreements or otherwise, the filing of such financing statement shall nonetheless be deemed authorized by Borrower to the extent of the Collateral included in such description and it shall not render the financing statement ineffective as to any of the Collateral or otherwise affect the financing statement as it applies to any of the Collateral. In no event shall Borrower at any time file, or permit or cause to be filed, any correction statement or termination statement with respect to any financing statement (or amendment or continuation with respect thereto) naming Lender or its designee as secured party and Borrower as debtor.

           (b)Borrower does not have any chattel paper (whether tangible or electronic) or instruments as of the date hereof, except as set forth in the Information Certificate. In the event that Borrower shall be entitled to or shall receive any chattel paper or instrument after the date hereof, Borrower shall promptly notify Lender thereof in writing. Promptly upon the receipt thereof by or on behalf of Borrower (including by any agent or representative), Borrower shall deliver, or cause to be delivered to Lender, all tangible chattel paper and instruments that Borrower may at any time acquire, accompanied by such instruments of transfer or assignment duly executed in blank as Lender may from time to time specify, in each case except as Lender may otherwise agree. At Lender's option, Borrower shall, or Lender may at any time on behalf of Borrower, cause the original of any such instrument or chattel paper to be conspicuously marked in a form and manner acceptable to Lender with the following legend referring to chattel paper or instruments as applicable: "This [chattel paper][instrument] is subject to the security interest of Congress Financial Corporation and any sale, transfer, assignment or encumbrance of this [chattel paper][instrument] violates the rights of such secured party."

           (c)In the event that Borrower shall at any time hold or acquire an interest in any electronic chattel paper or any "transferable record" (as such term is defined in Section 201 of the Federal Electronic Signatures in Global and National Commerce Act or in Section 16 of the Uniform Electronic Transactions Act as in effect in any relevant jurisdiction), Borrower shall promptly notify Lender thereof in writing. Promptly upon Lender's request, Borrower shall take, or cause to be taken, such actions as Lender may reasonably request to give Lender control of such electronic chattel paper under Section 9-105 of the UCC and control of such transferable record under
Section 201 of the Federal Electronic Signatures in Global and National Commerce Act or, as the case may be, Section 16 of the Uniform Electronic Transactions Act, as in effect in such jurisdiction.

           (d)Borrower does not have any deposit accounts as of the date hereof, except as set forth in the Information Certificate. Borrower shall not, directly or indirectly, after the date hereof open, establish or maintain any deposit account unless each of the following conditions is satisfied: (i) Lender shall have received not less than five (5) Business Days prior written notice of the intention of Borrower to open or establish such account which notice shall specify in reasonable detail and specificity acceptable to Lender the name of the account, the owner of the account, the name and address of the bank at which such account is to be opened or established, the individual at such bank with whom Borrower is dealing and the purpose of the account, (ii) the bank where such account is opened or maintained shall be acceptable to

                                      (35)




Lender, and (iii) on or before the opening of such deposit account, Borrower shall as Lender may specify either (A) deliver to Lender a Deposit Account Control Agreement with respect to such deposit account duly authorized, executed and delivered by Borrower and the bank at which such deposit account is opened and maintained or (B) arrange for Lender to become the customer of the bank with respect to the deposit account on terms and conditions acceptable to Lender. The terms of this subsection (d) shall not apply to deposit accounts specifically and exclusively used for payroll, payroll taxes and other employee wage and benefit payments to or for the benefit of Borrower's salaried employees.

           (e)Borrower does not own or hold, directly or indirectly, beneficially or as record owner or both, any investment property, as of the date hereof, or have any investment account, securities account, commodity account or other similar account with any bank or other financial institution or other securities intermediary or commodity intermediary as of the date hereof, in each case except as set forth in the Information Certificate.

           (i)In the event that Borrower shall be entitled to or shall at any time after the date hereof hold or acquire any certificated securities, Borrower shall promptly endorse, assign and deliver the same to Lender, accompanied by such instruments of transfer or assignment duly executed in blank as Lender may from time to time specify. If any securities, now or hereafter acquired by Borrower are uncertificated and are issued to Borrower or its nominee directly by the issuer thereof, Borrower shall immediately notify Lender thereof and shall as Lender may specify, either (A) cause the issuer to agree to comply with instructions from Lender as to such securities, without further consent of Borrower or such nominee, or (B) arrange for Lender to become the registered owner of the securities.

           (ii)Borrower shall not, directly or indirectly, after the date hereof open, establish or maintain any investment account, securities account, commodity account or any other similar account (other than a deposit account) with any securities intermediary or commodity intermediary unless each of the following conditions is satisfied: (A) Lender shall have received not less than five (5) Business Days prior written notice of the intention of Borrower to open or establish such account which notice shall specify in reasonable detail and specificity acceptable to Lender the name of the account, the owner of the account, the name and address of the securities intermediary or commodity intermediary at which such account is to be opened or established, the individual at such intermediary with whom Borrower is dealing and the purpose of the account, (B) the securities intermediary or commodity intermediary (as the case may be) where such account is opened or maintained shall be acceptable to Lender, and (C) on or before the opening of such investment account, securities account or other similar account with a securities intermediary or commodity intermediary, Borrower shall as Lender may specify either (1) execute and deliver, and cause to be executed and delivered to Lender, an Investment Property Control Agreement with respect thereto duly authorized, executed and delivered by Borrower and such securities intermediary or commodity intermediary or (2) arrange for Lender to become the entitlement holder with respect to such investment property on terms and conditions acceptable to Lender.

                                      (36)




           (f)Borrower is not the beneficiary or otherwise entitled to any right to payment under any letter of credit, banker's acceptance or similar instrument as of the date hereof, except as set forth in the Information Certificate. In the event that Borrower shall be entitled to or shall receive any right to payment under any letter of credit, banker's acceptance or any similar instrument, whether as beneficiary thereof or otherwise after the date hereof, Borrower shall promptly notify Lender thereof in writing. Borrower shall immediately, as Lender may specify, either (i) deliver, or cause to be delivered to Lender, with respect to any such letter of credit, banker's acceptance or similar instrument, the written agreement of the issuer and any other nominated person obligated to make any payment in respect thereof (including any confirming or negotiating bank), in form and substance satisfactory to Lender, consenting to the assignment of the proceeds of the letter of credit to Lender by Borrower and agreeing to make all payments thereon directly to Lender or as Lender may otherwise direct or (ii) cause Lender to become, at Borrower's expense, the transferee beneficiary of the letter of credit, banker's acceptance or similar instrument (as the case may be).

           (g)Borrower has no commercial tort claims as of the date hereof, except as set forth in the Information Certificate. In the event that Borrower shall at any time after the date hereof have any commercial tort claims, Borrower shall promptly notify Lender thereof in writing, which notice shall (i) set forth in reasonable detail the basis for and nature of such commercial tort claim and (ii) include the express grant by Borrower to Lender of a security interest in such commercial tort claim (and the proceeds thereof). In the event that such notice does not include such grant of a security interest, the sending thereof by Borrower to Lender shall be deemed to constitute such grant to Lender. Upon the sending of such notice, any commercial tort claim described therein shall constitute part of the Collateral and shall be deemed included therein. Without limiting the authorization of Lender provided in Section 5.2(a) hereof or otherwise arising by the execution by Borrower of this Agreement or any of the other Financing Agreements, Lender is hereby irrevocably authorized from time to time and at any time to file such financing statements naming Lender or its designee as secured party and Borrower as debtor, or any amendments to any financing statements, covering any such commercial tort claim as Collateral. In addition, Borrower shall promptly upon Lender's request, execute and deliver, or cause to be executed and delivered, to Lender such other agreements, documents and instruments as Lender may require in connection with such commercial tort claim.

           (h)Borrower does not have any goods, documents of title or other Collateral in the custody, control or possession of a third party as of the date hereof, except as set forth in the Information Certificate and except for goods located in the United States in transit to a location of Borrower permitted herein in the ordinary course of business of Borrower in the possession of the carrier transporting such goods. In the event that any goods, documents of title or other Collateral are at any time after the date hereof in the custody, control or possession of any other person not referred to in the Information Certificate or such carriers, Borrower shall promptly notify Lender thereof in writing. Promptly upon Lender's request, Borrower shall deliver to Lender a Collateral Access Agreement duly authorized,

                                      (37)




executed and delivered by such person and Borrower.

           (i)Borrower shall take any other actions reasonably requested by Lender from time to time to cause the attachment, perfection and first priority of, and the ability of Lender to enforce, the security interest of Lender in any and all of the Collateral, including, without limitation, (i) executing, delivering and, where appropriate, filing financing statements and amendments relating thereto under the UCC or other applicable law, to the extent, if any, that Borrower's signature thereon is required therefor, (ii) causing Lender's name to be noted as secured party on any certificate of title for a titled good if such notation is a condition to attachment, perfection or priority of, or ability of Lender to enforce, the security interest of Lender in such Collateral, (iii) complying with any provision of any statute, regulation or treaty of the United States as to any Collateral if compliance with such provision is a condition to attachment, perfection or priority of, or ability of Lender to enforce, the security interest of Lender in such Collateral, (iv) obtaining the consents and approvals of any Governmental Authority or third party, including, without limitation, any consent of any licensor, lessor or other person obligated on Collateral, and taking all actions required by any earlier versions of the UCC or by other law, as applicable in any relevant jurisdiction.

     5.3 Exclusions from Collateral. Notwithstanding anything to the contrary set forth in Section 5.1 above, the types or items of Collateral described in such Section shall not include any rights or interests in any license, or license agreement covering Intellectual Property licensed from third parties, if under the terms of such contract, license, or license agreement, or applicable law with respect thereto, the valid grant of a security interest or lien therein to Lender is prohibited and such prohibition has not been or is not waived or the consent of the other party to such contract, lease, license, or license agreement has not been or is not otherwise obtained or under applicable law such prohibition cannot be waived; provided, that, the foregoing exclusion shall in no way be construed (a) to apply if any such prohibition is unenforceable under Sections 9-406, 9-407 or 9-408 of the UCC or other applicable law or (b) so as to limit, impair or otherwise affect Lender's unconditional continuing security interests in and liens upon any rights or interests of Borrower in or to monies due or to become due under any such license, or license agreement (including any Receivables).


SECTION 6.  COLLECTION AND ADMINISTRATION

     6.1 Borrower's Loan Account. Lender shall maintain one or more loan account(s) on its books in which shall be recorded (a) all Loans, Letter of Credit Accommodations and other Obligations and the Collateral, (b) all payments made by or on behalf of Borrower and (c) all other appropriate debits and credits as provided in this Agreement, including fees, charges, costs, expenses and interest. All entries in the loan account(s) shall be made in accordance with Lender's customary practices as in effect from time to time.

     6.2 Statements. Lender shall render to Borrower each month a statement setting forth the balance in the Borrower's loan account(s) maintained by

                                      (38)




Lender for Borrower pursuant to the provisions of this Agreement, including principal, interest, fees, costs and expenses. Each such statement shall be subject to subsequent adjustment by Lender but shall, absent manifest errors or omissions, be considered correct and deemed accepted by Borrower and conclusively binding upon Borrower as an account stated except to the extent that Lender receives a written notice from Borrower of any specific exceptions of Borrower thereto within thirty (30) days after the date such statement has been mailed by Lender. Until such time as Lender shall have rendered to Borrower a written statement as provided above, the balance in Borrower's loan account(s) shall be presumptive evidence of the amounts due and owing to Lender by Borrower.

     6.3   Collection of Accounts.

           (a)Borrower shall establish and maintain, at its expense, blocked accounts or lockboxes and related blocked accounts (in either case, "Blocked Accounts"), as Lender may specify, with such banks as are acceptable to Lender into which Borrower shall promptly deposit and direct its account debtors to directly remit all payments on Receivables and all payments constituting proceeds of Inventory or other Collateral in the identical form in which such payments are made, whether by cash, check or other manner. Borrower shall deliver, or cause to be delivered to Lender, a Depository Account Control Agreement duly authorized, executed and delivered by each bank where a Blocked Account is maintained as provided in Section 5.2 hereof or at any time and from time to time Lender may become bank's customer with respect to the Blocked Accounts and promptly upon Lender's request, Borrower shall execute and deliver such agreements or documents as Lender may require in connection therewith. Borrower shall cause all funds received or deposited into the Blocked Accounts to be transferred each Business Day to the Lender Payment Account. Borrower agrees that all payments made to such Blocked Accounts or other funds received and collected by Lender, whether in respect of the Receivables, as proceeds of Inventory or other Collateral or otherwise shall be treated as payments to Lender in respect of the Obligations and therefore shall constitute the property of Lender to the extent of the then outstanding Obligations.

           (b)For purposes of calculating the amount of the Loans available to Borrower, such payments will be applied (conditional upon final collection) to the Obligations on the Business Day of receipt by Lender of immediately available funds in the Lender Payment Account provided such payments and notice thereof are received in accordance with Lender's usual and customary practices as in effect from time to time and within sufficient time to credit Borrower's loan account on such day, and if not, then on the next Business Day. For the purposes of calculating interest on the Obligations, such payments or other funds received will be applied (conditional upon final collection) to the Obligations one (1) Business Day following the date of receipt of immediately available funds by Lender in the Lender Payment Account provided such payments or other funds and notice thereof are received in accordance with Lender's usual and customary practices as in effect from time to time and within sufficient time to credit Borrower's loan account on such day, and if not, then on the next Business Day. In the event that at any time or from time to time there are no Loans outstanding, Lender shall be entitled to an administrative fee in an amount equivalent to the Interest Rate for

                                      (39)




Prime Rate Loans (on a per annum basis) multiplied by the amount of the funds received in the Blocked Account for such day as calculated by Lender in accordance with its customary practice.

           (c)Borrower and its shareholders, directors, employees, agents, Subsidiaries or other Affiliates shall, acting as trustee for Lender, receive, as the property of Lender, any monies, checks, notes, drafts or any other payment relating to and/or proceeds of Accounts or other Collateral which come into their possession or under their control and immediately upon receipt thereof, shall deposit or cause the same to be deposited in the Blocked Accounts, or remit the same or cause the same to be remitted, in kind, to Lender. In no event shall the same be commingled with Borrower's own funds. Borrower agrees to reimburse Lender on demand for any amounts owed or paid to any bank or other financial institution at which a Blocked Account or investment account is established or any other bank, financial institution or other person involved in the transfer of funds to or from the Blocked Accounts or any investment account arising out of Lender's payments to or indemnification of such bank, financial institution or other person. The obligation of Borrower to reimburse Lender for such amounts pursuant to this
Section 6.3 shall survive the termination or non-renewal of this Agreement.

     6.4   Payments.

           (a)All Obligations shall be payable to the Lender Payment Account as provided in Section 6.3 or such other place as Lender may designate from time to time. Lender shall apply payments received or collected from Borrower or for the account of Borrower (including the monetary proceeds of collections or of realization upon any Collateral) as follows: first, to pay any fees, indemnities or expense reimbursements then due to Lender from Borrower; second, to pay interest due in respect of any Loans; third, to pay principal due in respect of the Loans; fourth, to pay or prepay any other Obligations whether or not then due, in such order and manner as Lender determines. Notwithstanding anything to the contrary contained in this Agreement, to the extent Borrower uses any proceeds of the Loans or Letter of Credit Accommodations to acquire rights in or the use of any Collateral or to repay any Indebtedness used to acquire rights in or the use of any Collateral, payments in respect of the obligations shall be deemed applied first to the Obligations arising from Loans and Letter of Credit Accommodations that were not used for such purposes and second to the Obligations arising from Loans and Letter of Credit Accommodations the proceeds of which were used to acquire rights in or the use of any Collateral in the chronological order in which Borrower acquired such rights or use.

           (b)At Lender's option, all principal, interest, fees, costs, expenses and other charges provided for in this Agreement or the other Financing Agreements may be charged directly to the loan account(s) of Borrower. Borrower shall make all payments to Lender on the Obligations free and clear of, and without deduction or withholding for or on account of, any setoff, counterclaim, defense, duties, taxes, levies, imposts, fees, deductions, withholding, restrictions or conditions of any kind. If after receipt of any payment of, or proceeds of Collateral applied to the payment of, any of the Obligations, Lender is required to surrender or return such payment or proceeds to any Person for any reason, then the Obligations

                                      (40)




intended to be satisfied by such payment or proceeds shall be reinstated and continue and this Agreement shall continue in full force and effect as if such payment or proceeds had not been received by Lender. Borrower shall be liable to pay to Lender, and does hereby indemnify and hold Lender harmless for the amount of any payments or proceeds surrendered or returned. This Section 6.4 shall remain effective notwithstanding any contrary action which may be taken by Lender in reliance upon such payment or proceeds. This Section 6.4 shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.

     6.5 Authorization to Make Loans. Lender is authorized to make the Loans and provide the Letter of Credit Accommodations based upon telephonic or other instructions received from anyone purporting to be an officer of Borrower or other authorized person or, at the discretion of Lender, if such Loans are necessary to satisfy any Obligations. All requests for Loans or Letter of Credit Accommodations hereunder shall specify the date on which the requested advance is to be made or Letter of Credit Accommodations established (which day shall be a Business Day) and the amount of the requested Loan. Requests received after 12:01 p.m. New York City time on any day shall be deemed to have been made as of the opening of business on the immediately following Business Day. All Loans and Letter of Credit Accommodations under this Agreement shall be conclusively presumed to have been made to, and at the request of and for the benefit of, Borrower when deposited to the credit of Borrower or otherwise disbursed or established in accordance with the instructions of Borrower or in accordance with the terms and conditions of this Agreement.

     6.6 Use of Proceeds. Borrower shall use the initial proceeds of the Loans provided by Lender to Borrower hereunder only for: (a) payments to each of the persons listed in the disbursement direction letter furnished by Borrower to Lender on or about the date hereof and (b) costs, expenses and fees in connection with the preparation, negotiation, execution and delivery
of this Agreement and the other Financing Agreements.   All other Loans made
or Letter of Credit Accommodations provided by Lender to Borrower pursuant to the provisions hereof shall be used by Borrower only for general operating, working capital and other proper corporate purposes of Borrower not otherwise prohibited by the terms hereof. None of the proceeds will be used, directly or indirectly, for the purpose of purchasing or carrying any margin security or for the purposes of reducing or retiring any indebtedness which was originally incurred to purchase or carry any margin security or for any other purpose which might cause any of the Loans to be considered a "purpose credit" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System, as amended.


SECTION 7.  COLLATERAL REPORTING AND COLLATERAL COVENANTS

     7.1   Collateral Reporting.

           (a)Borrower shall provide Lender with the following documents in a form satisfactory to Lender:

                (i)on a regular basis as required by Lender, a schedule of

                                      (41)




sales made, credits issued and cash received;

                (ii)as soon as possible after the end of each week (but in any event within three (3) Business Days after the end thereof), or more frequently as Lender may request, inventory reports by location and category (including identifying Inventory at locations owned and operated by third parties or on consignment);

                (iii)as soon as possible after the end of each month (but in any event within ten (10) days after the end thereof), or more frequently as Lender may request, (A) agings of accounts payable (and including information indicating the status of payments to owners and lessors of the leased premises of Borrower), and (B) agings of accounts receivable (together with a reconciliation to the previous month's aging and general ledger),

                (iv)as soon as possible after the end of each calendar quarter (but in any event within ten (10) days after the end thereof), or more frequently as Lender may request, report, in form and substance satisfactory to Lender, from each issuer of an Officers Life Insurance Policy indicating (A) the net cash surrender value of such Officers Life Insurance Policy and (B) the status of premium payments in respect of such policy;

                (v) upon Lender's request, (A) copies of customer statements, purchase orders, sales invoices, credit memos, remittance advices and reports, and copies of deposit slips and bank statements, (B) copies of shipping and delivery documents, and (C) copies of purchase orders, invoices and delivery documents for Inventory and Equipment acquired by Borrower;

                (vi)as soon as possible after the end of each calendar quarter (but in any event within thirty (30) days after the end thereof), or more frequently as Lender may request, Borrower shall furnish to Lender a report indicating the status of all payments made or required to be made in respect of all 401(k) plans and other Plans of Borrower or any Guarantor;

                (vii)as soon as possible after the end of each calendar year (but in any event within thirty (30) days after the end thereof), or more frequently as Lender may request, Borrower shall cause each individual Obligor to furnish to Lender, a personal financial statement in a form satisfactory to Lender in reasonable detail fairly presenting the assets and liabilities (including any contingent liabilities) of such individual Obligor for the immediately preceding calendar year;

                (viii)such other reports as to the Collateral as Lender shall request from time to time; and

           (b)If any of Borrower's records or reports of the Collateral are prepared or maintained by an accounting service, contractor, shipper or other agent, Borrower hereby irrevocably authorizes such service, contractor, shipper or agent to deliver such records, reports, and related documents to Lender and to follow Lender's instructions with respect to further services at any time that an Event of Default exists or has occurred and is continuing.

                                      (42)




     7.2   Accounts Covenants.

           (a)Borrower shall notify Lender promptly of: (i) any material delay in Borrower's performance of any of its obligations to any significant account debtor or the assertion of any claims, offsets, defenses or counterclaims by any significant account debtor, or any disputes with account debtors, or any settlement, adjustment or compromise thereof, (ii) all material adverse information relating to the financial condition of any significant account debtor and (iii) any event or circumstance which, to Borrower's knowledge would cause Lender to consider any then existing Accounts as no longer constituting Eligible Accounts. No credit, discount, allowance or extension or agreement for any of the foregoing shall be granted to any account debtor without Lender's consent, except in the ordinary course of Borrower's business in accordance with practices and policies previously disclosed in writing to Lender and except as set forth in the schedules delivered to Lender pursuant to Section 7.1(a) above. So long as no Event of Default exists or has occurred and is continuing, Borrower shall settle, adjust or compromise any claim, offset, counterclaim or dispute with any account debtor. At any time that an Event of Default exists or has occurred and is continuing, Lender shall, at its option, have the exclusive right to settle, adjust or compromise any claim, offset, counterclaim or dispute with account debtors or grant any credits, discounts or allowances. For purposes of this Section 7.2(a), an account debtor shall be deemed a "significant account debtor" on any date if the aggregate amount of Accounts owed by such account debtor exceeds $100,000 on such date.

           (b)With respect to each Account: (i) the amounts shown on any invoice delivered to Lender or schedule thereof delivered to Lender shall be true and complete, (ii) no payments shall be made thereon except payments immediately delivered to Lender pursuant to the terms of this Agreement, (iii) no credit, discount, allowance or extension or agreement for any of the foregoing shall be granted to any account debtor except as reported to Lender in accordance with this Agreement and except for credits, discounts, allowances or extensions made or given in the ordinary course of Borrower's business in accordance with practices and policies previously disclosed to Lender, (iv) there shall be no setoffs, deductions, contras, defenses, counterclaims or disputes existing or asserted with respect thereto except as reported to Lender in accordance with the terms of this Agreement, (v) none of the transactions giving rise thereto will violate any applicable foreign, Federal, State or local laws or regulations, all documentation relating thereto will be legally sufficient under such laws and regulations and all such documentation will be legally enforceable in accordance with its terms.

           (c)Lender shall have the right at any time or times, in Lender's name or in the name of a nominee of Lender, to verify the validity, amount or any other matter relating to any Account or other Collateral, by mail, telephone, facsimile transmission or otherwise.

     7.3 Inventory Covenants. With respect to the Inventory: (a) Borrower shall at all times maintain inventory records reasonably satisfactory to Lender, keeping correct and accurate records itemizing and describing the kind, type, quality and quantity of Inventory, Borrower's cost therefor and daily withdrawals therefrom and additions thereto; (b) Borrower shall conduct

                                      (43)




a physical count of the Inventory at least once each year, but at any time or times as Lender may request on or after an Event of Default, and promptly following such physical inventory shall supply Lender with a report in the form and with such specificity as may be reasonably satisfactory to Lender concerning such physical count; (c) Borrower shall not remove any Inventory from the locations set forth or permitted herein, without the prior written consent of Lender, except for sales of Inventory in the ordinary course of Borrower's business and except to move Inventory directly from one location set forth or permitted herein to another such location and except for Inventory shipped from the manufacturer thereof to Borrower which is in transit to the locations set forth or permitted herein; (d) upon Lender's request, Borrower shall, at its expense, no more than one (1) time in any twelve (12) month period, but at any time or times as Lender may request on or after an Event of Default, deliver or cause to be delivered to Lender written appraisals as to the Inventory in form, scope and methodology acceptable to Lender and by an appraiser acceptable to Lender, addressed to Lender and upon which Lender is expressly permitted to rely; (e) Borrower shall produce, use, store and maintain the Inventory with all reasonable care and caution and in accordance with applicable standards of any insurance and in conformity with applicable laws (including the requirements of the Federal Fair Labor Standards Act of 1938, as amended and all rules, regulations and orders related thereto); (f) none of the Inventory or other Collateral constitutes farm products or the proceeds thereof; (g) Borrower assumes all responsibility and liability arising from or relating to the production, use, sale or other disposition of the Inventory; (h) Borrower shall not sell Inventory to any customer on approval, or any other basis which entitles the customer to return or may obligate Borrower to repurchase such Inventory; (i) Borrower shall keep the Inventory in good and marketable condition; and (j) Borrower shall not, without prior written notice to Lender or the specific identification of such Inventory with respect thereto provided by Borrower to Lender pursuant to Section 7.1(a) hereof, acquire or accept any Inventory on consignment or approval.

     7.4   Equipment and Real Property Covenants.  With respect to the
Equipment: (a) upon Lender's request, Borrower shall, at its expense, no more than two (2) times in any twelve (12) month period, but at any time or times as Lender may request on or after an Event of Default, deliver or cause to be delivered to Lender written appraisals as to the Equipment in form, scope and methodology acceptable to Lender and by an appraiser acceptable to Lender, addressed to Lender and upon which Lender is expressly permitted to rely, provided, that, prior to the occurrence of an Event of Default, one of those appraisals may be an update on a desktop basis of the most recent appraisal of the Borrower's Equipment by Lender; (b) Borrower shall keep the Equipment in good order, repair, running and marketable condition (ordinary wear and tear excepted); (c) Borrower shall use the Equipment with all reasonable care and caution and in accordance with applicable standards of any insurance and in conformity with all applicable laws; (d) the Equipment is and shall be used in Borrower's business and not for personal, family, household or farming use;
(e) Borrower shall not remove any Equipment from the locations set forth or permitted herein, except to the extent necessary to have any Equipment repaired or maintained in the ordinary course of the business of Borrower or to move Equipment directly from one location set forth or permitted herein to another such location and except for the movement of motor vehicles used by or

                                      (44)




for the benefit of Borrower in the ordinary course of business; (f) the Equipment is now and shall remain personal property and Borrower shall not permit any of the Equipment to be or become a part of or affixed to real property; and (g) Borrower assumes all responsibility and liability arising from the use of the Equipment and Real Property.

     7.5 Power of Attorney. Borrower hereby irrevocably designates and appoints Lender (and all persons designated by Lender) as Borrower's true and lawful attorney-in-fact, and authorizes Lender, in Borrower's or Lender's name, to: (a) at any time an Event of Default exists or has occurred and is continuing (i) demand payment on Receivables or other Collateral, (ii) enforce payment of Receivables by legal proceedings or otherwise, (iii) exercise all of Borrower's rights and remedies to collect any Receivable or other Collateral, (iv) sell or assign any Receivable upon such terms, for such amount and at such time or times as the Lender deems advisable, (v) settle, adjust, compromise, extend or renew an Account, (vi) discharge and release any Receivable, (vii) prepare, file and sign Borrower's name on any proof of claim in bankruptcy or other similar document against an account debtor or other obligor in respect of any Receivables or other Collateral, (viii) notify the post office authorities to change the address for delivery of remittances from account debtors or other obligors in respect of Receivables or other proceeds of Collateral to an address designated by Lender, and open and dispose of all mail addressed to Borrower and handle and store all mail relating to the Collateral; and (ix) do all acts and things which are necessary, in Lender's determination, to fulfill Borrower's obligations under this Agreement and the other Financing Agreements and (b) at any time to (i) take control in any manner of any item of payment in respect of Receivables or constituting Collateral or otherwise received in or for deposit in the Blocked Accounts or otherwise received by Lender, (ii) have access to any lockbox or postal box into which remittances from account debtors or other obligors in respect of Receivables or other proceeds of Collateral are sent or received, (iii) endorse Borrower's name upon any items of payment in respect of Receivables or constituting Collateral or otherwise received by Lender and deposit the same in Lender's account for application to the Obligations, (iv) endorse Borrower's name upon any chattel paper, document, instrument, invoice, or similar document or agreement relating to any Receivable or any goods pertaining thereto or any other Collateral, including any warehouse or other receipts, or bills of lading and other negotiable or non-negotiable documents,
(v) clear Inventory the purchase of which was financed with Letter of Credit Accommodations through U.S. Customs or foreign export control authorities in Borrower's name, Lender's name or the name of Lender's designee, and to sign and deliver to customs officials powers of attorney in Borrower's name for such purpose, and to complete in Borrower's or Lender's name, any order, sale or transaction, obtain the necessary documents in connection therewith and collect the proceeds thereof, (vi) sign Borrower's name on any verification of Receivables and notices thereof to account debtors or any secondary obligors or other obligors in respect thereof. Borrower hereby releases Lender and its officers, employees and designees from any liabilities arising from any act or acts under this power of attorney and in furtherance thereof, whether of omission or commission, except as a result of Lender's own gross negligence or wilful misconduct as determined pursuant to a final non-appealable order of a court of competent jurisdiction.

                                      (45)




     7.6 Right to Cure. Lender may, at its option, (a) upon notice to Borrower, cure any default by Borrower under any material agreement with a third party that affects the Collateral, its value or the ability of Lender to collect, sell or otherwise dispose of the Collateral or the rights and remedies of Lender therein or the ability of Borrower to perform its obligations hereunder or under the other Financing Agreements, (b) pay or bond on appeal any judgment entered against Borrower, (c) discharge taxes, liens, security interests or other encumbrances at any time levied on or existing with respect to the Collateral and (d) pay any amount, incur any expense or perform any act which, in Lender's judgment, is necessary or appropriate to preserve, protect, insure or maintain the Collateral and the rights of Lender with respect thereto. Lender may add any amounts so expended to the Obligations and charge Borrower's account therefor, such amounts to be repayable by Borrower on demand. Lender shall be under no obligation to effect such cure, payment or bonding and shall not, by doing so, be deemed to have assumed any obligation or liability of Borrower. Any payment made or other action taken by Lender under this Section shall be without prejudice to any right to assert an Event of Default hereunder and to proceed accordingly.

     7.7 Access to Premises. From time to time as requested by Lender, at the cost and expense of Borrower, (a) Lender or its designee shall have complete access to all of Borrower's premises during normal business hours and after notice to Borrower, or at any time and without notice to Borrower if an Event of Default exists or has occurred and is continuing, for the purposes of inspecting, verifying and auditing the Collateral and all of Borrower's books and records, including the Records, and (b) Borrower shall promptly furnish to Lender such copies of such books and records or extracts therefrom as Lender may request, and (c) Lender or its designee may use during normal business hours such of Borrower's personnel, equipment, supplies and premises as may be reasonably necessary for the foregoing and if an Event of Default exists or has occurred and is continuing for the collection of Receivables and realization of other Collateral.

SECTION 8.	REPRESENTATIONS AND WARRANTIES

     Borrower hereby represents and warrants to Lender the following (which shall survive the execution and delivery of this Agreement), the truth and accuracy of which are a continuing condition of the making of Loans and providing Letter of Credit Accommodations by Lender to Borrower:

     8.1 Corporate Existence; Power and Authority. Borrower and each of its Subsidiaries is a corporation duly organized and in good standing under the laws of its state of incorporation and is duly qualified as a foreign corporation and in good standing in all states or other jurisdictions where the nature and extent of the business transacted by it or the ownership of assets makes such qualification necessary, except for those jurisdictions in which the failure to so qualify would not have a material adverse effect on Borrower's financial condition, results of operation or business or the rights of Lender in or to any of the Collateral. The execution, delivery and performance of this Agreement, the other Financing Agreements and the transactions contemplated hereunder and thereunder (a) are all within Borrower's corporate powers, (b) have been duly authorized, (c) are not in contravention of law or the terms of Borrower's certificate of incorporation,

                                      (46)




by-laws, or other organizational documentation, or any indenture, agreement or undertaking to which Borrower is a party or by which Borrower or its property are bound and (d) will not result in the creation or imposition of, or require or give rise to any obligation to grant, any lien, security interest, charge or other encumbrance upon any property of Borrower. This Agreement and the other Financing Agreements constitute legal, valid and binding obligations of Borrower enforceable in accordance with their respective terms.

     8.2 Name; State of Organization; Chief Executive Office; Collateral Locations.

           (a)The exact legal name of Borrower is as set forth on the signature page of this Agreement and in the Information Certificate. Borrower has not, during the five years immediately prior to the date of this Agreement, been known by or used any other corporate or fictitious name or been a party to any merger or consolidation, or acquired all or substantially all of the assets of any Person, or acquired any of its property or assets out of the ordinary course of business, except as set forth in the Information Certificate.

           (b)Borrower is an organization of the type and organized in the jurisdiction set forth in the Information Certificate. The Information Certificate accurately sets forth the organizational identification number of Borrower or accurately states that Borrower has none and accurately sets forth the federal employer identification number of Borrower.

           (c)The chief executive office and mailing address of Borrower and Borrower's Records concerning Accounts are located only at the address identified as such in Schedule 8.2 to the Information Certificate and its only other places of business and the only other locations of Collateral, if any, are the addresses set forth in Schedule 8.2 to the Information Certificate, subject to the right of Borrower to establish new locations in accordance with
Section 9.2 below. The Information Certificate correctly identifies any of such locations which are not owned by Borrower and sets forth the owners and/or operators thereof.

     8.3 Financial Statements; No Material Adverse Change. All financial statements relating to Borrower which have been or may hereafter be delivered by Borrower to Lender have been prepared in accordance with GAAP (except as to any interim financial statements, to the extent such statements are subject to normal year-end adjustments and do not include any notes) and fairly present the financial condition and the results of operation of Borrower as at the dates and for the periods set forth therein. Except as disclosed in any interim financial statements furnished by Borrower to Lender prior to the date of this Agreement, there has been no act, condition or event which has had or is reasonably likely to have a Material Adverse Effect since the date of the most recent audited financial statements of Borrower furnished by Borrower to Lender prior to the date of this Agreement.

     8.4 Priority of Liens; Title to Properties. The security interests and liens granted to Lender under this Agreement and the other Financing Agreements constitute valid and perfected first priority liens and security interests in and upon the Collateral subject only to the liens indicated on

                                      (47)




Schedule 8.4 to the Information Certificate and the other liens permitted under Section 9.8 hereof. Borrower has good and marketable fee simple title to or valid leasehold interests in all of its Real Property and good, valid and merchantable title to all of its other properties and assets subject to no liens, mortgages, pledges, security interests, encumbrances or charges of any kind, except those granted to Lender and such others as are specifically listed on Schedule 8.4 to the Information Certificate or permitted under
Section 9.8 hereof.

     8.5 Tax Returns. Borrower has filed, or caused to be filed, in a timely manner all tax returns, reports and declarations which are required to be filed by it. All information in such tax returns, reports and declarations is complete and accurate in all material respects. Except as set forth in item
30 of the Information Certificate, Borrower has paid or caused to be paid all taxes due and payable or claimed due and payable in any assessment received by it, except taxes the validity of which are being contested in good faith by appropriate proceedings diligently pursued and available to Borrower and with respect to which adequate reserves have been set aside on its books. Adequate provision has been made for the payment of all accrued and unpaid Federal, State, county, local, foreign and other taxes whether or not yet due and payable and whether or not disputed.

     8.6 Litigation. Except as set forth in Schedule 8.6 to the Information Certificate, there is no present investigation by any Governmental Authority pending, or to the best of Borrower's knowledge threatened, against or affecting Borrower, any of its Subsidiaries, its or their assets or business and there is no action, suit, proceeding or claim by any Person pending, or to the best of Borrower's knowledge threatened, against Borrower, any of its Subsidiaries or its or their assets or goodwill, or against or affecting any transactions contemplated by this Agreement, which if adversely determined against Borrower has or could reasonably be expected to have a Material Adverse Effect.

     8.7 Compliance with Other Agreements and Applicable Laws. Except as set forth in the Information Certificate, Borrower is not in default in any material respect under, or in violation in any material respect of any of the terms of, any agreement, contract, instrument, lease or other commitment to which it is a party or by which it or any of its assets are bound and Borrower is in compliance in all material respects with all applicable provisions of laws, rules, regulations, licenses, permits, approvals and orders of any foreign, Federal, State or local Governmental Authority.

     8.8   Environmental Compliance.

           (a)Except as set forth on Schedule 8.8 to the Information Certificate, Borrower and any Subsidiary have not generated, used, stored, treated, transported, manufactured, handled, produced or disposed of any Hazardous Materials, on or off its premises (whether or not owned by it) in any manner which at any time violates any applicable Environmental Law or any license, permit, certificate, approval or similar authorization thereunder and the operations of Borrower and any Subsidiary complies in all material respects with all Environmental Laws and all licenses, permits, certificates, approvals and similar authorizations thereunder.

                                      (48)




           (b)Except as set forth on Schedule 8.8 to the Information Certificate, there has been no investigation, proceeding, complaint, order, directive, claim, citation or notice by any Governmental Authority or any other person nor is any pending or to the best of Borrower's knowledge threatened, with respect to any non-compliance with or violation of the requirements of any Environmental Law by Borrower and any Subsidiary or the release, spill or discharge, threatened or actual, of any Hazardous Material or the generation, use, storage, treatment, transportation, manufacture, handling, production or disposal of any Hazardous Materials or any other environmental, health or safety matter, which affects Borrower or its business, operations or assets or any properties at which Borrower has transported, stored or disposed of any Hazardous Materials.

           (c)Borrower and its Subsidiaries have no material liability (contingent or otherwise) in connection with a release, spill or discharge, threatened or actual, of any Hazardous Materials or the generation, use, storage, treatment, transportation, manufacture, handling, production or disposal of any Hazardous Materials.

           (d)Borrower and its Subsidiaries have all licenses, permits, certificates, approvals or similar authorizations required to be obtained or filed in connection with the operations of Borrower under any Environmental Law and all of such licenses, permits, certificates, approvals or similar authorizations are valid and in full force and effect.

     8.9   Employee Benefits.

           (a)Except as disclosed on Schedule 8.9 hereto, each Plan is in material compliance with the applicable provisions of ERISA, the Code and other federal or state law. Each Plan which is intended to qualify under
Section 401(a) of the Code has received a favorable determination letter from the Internal Revenue Service (or is the subject of a pending application for a favorable determination letter) and to the best of Borrower's knowledge, nothing has occurred which would cause the loss of such qualification. Borrower and its ERISA Affiliates have satisfied the minimum funding requirements applicable to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan except as set forth on Schedule 8.9 hereto.

           (b)There are no pending or to the best of Borrower's knowledge, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan. Except as disclosed on Schedule 8.9 hereto, there has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan.

           (c)(i)No ERISA Event has occurred or is reasonably expected to occur; (ii) Borrower and its ERISA Affiliates have not incurred and do not reasonably expect to incur, any liability under Title IV of ERISA with respect to any Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iii) Borrower and its ERISA Affiliates have not incurred and do not reasonably expect to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such

                                      (49)




liability) under Section 4201 or 4243 of ERISA with respect to a Multiemployer Plan; and (iv) Borrower and its ERISA Affiliates have not engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

     8.10 Bank Accounts. All of the deposit accounts, investment accounts or other accounts in the name of or used by Borrower maintained at any bank or other financial institution are set forth in Schedule 8.10 to the Information Certificate, subject to the right of Borrower to establish new accounts in accordance with Section 5.2 hereof.

     8.11 Intellectual Property. Borrower owns or licenses or otherwise has the right to use all Intellectual Property necessary for the operation of its business as presently conducted or proposed to be conducted. As of the date hereof, Borrower does not have any Intellectual Property registered, or subject to pending applications, in the United States Patent and Trademark Office or any similar office or agency in the United States, any State thereof, any political subdivision thereof or in any other country, other than those described in Schedule 8.11 to the Information Certificate hereto and has not granted any licenses with respect thereto other than as set forth in
Schedule 8.11 to the Information Certificate. No event has occurred which permits or would permit after notice or passage of time or both, the revocation, suspension or termination of such rights. To the best of Borrower's knowledge, no slogan or other advertising device, product, process, method, substance or other Intellectual Property or goods bearing or using any Intellectual Property presently contemplated to be sold by or employed by Borrower infringes any patent, trademark, servicemark, tradename, copyright, license or other Intellectual Property owned by any other Person presently and no claim or litigation is pending or threatened against or affecting Borrower contesting its right to sell or use any such Intellectual Property. Schedule
8.11 to the Information Certificate sets forth all of the agreements or other arrangements of Borrower pursuant to which Borrower has a license or other right to use any trademarks, logos, designs, representations or other Intellectual Property owned by another person as in effect on the date hereof and the dates of the expiration of such agreements or other arrangements of Borrower as in effect on the date hereof (collectively, together with such agreements or other arrangements as may be entered into by Borrower after the date hereof, collectively, the "License Agreements" and individually, a "License Agreement"). No trademark, servicemark or other Intellectual Property at any time used by Borrower which is owned by another person, or owned by Borrower subject to any security interest, lien, collateral assignment, pledge or other encumbrance in favor of any person other than Lender, is affixed to any Eligible Inventory, except to (a) to the extent permitted under the term of the License Agreements listed on Schedule 8.11 to the Information Certificate, and (b) to the extent the sale of Inventory to which such Intellectual Property is affixed is permitted to be sold by Borrower under applicable law (including the United States Copyright Act of
1976).

     8.12  Subsidiaries; Affiliates; Capitalization; Solvency.

           (a)Borrower does not have any direct or indirect Subsidiaries or Affiliates and is not engaged in any joint venture or partnership except as set forth in Schedule 8.12 to the Information Certificate.

                                      (50)




           (b)Borrower is the record and beneficial owner of all of the issued and outstanding shares of Capital Stock of each of the Subsidiaries listed on Schedule 8.12 to the Information Certificate as being owned by Borrower and there are no proxies, irrevocable or otherwise, with respect to such shares and no equity securities of any of the Subsidiaries are or may become required to be issued by reason of any options, warrants, rights to subscribe to, calls or commitments of any kind or nature and there are no contracts, commitments, understandings or arrangements by which any Subsidiary is or may become bound to issue additional shares of it Capital Stock or securities convertible into or exchangeable for such shares.

           (c)The issued and outstanding shares of Capital Stock of Borrower are directly and beneficially owned and held by the persons indicated in the Information Certificate, and in each case all of such shares have been duly authorized and are fully paid and non-assessable, free and clear of all claims, liens, pledges and encumbrances of any kind, except as disclosed in writing to Lender prior to the date hereof.

           (d)Each of the Inactive Subsidiaries (i) has no material business operations and assets or (ii) has been dissolved or liquidated.

           (e)Borrower is Solvent and will continue to be Solvent after the creation of the Obligations, the security interests of Lender and the other transaction contemplated hereunder.

     8.13  Labor Disputes.

           (a)Set forth on Schedule 8.13 to the Information Certificate is a list (including dates of termination) of all collective bargaining or similar agreements between or applicable to Borrower and any union, labor organization or other bargaining agent in respect of the employees of Borrower on the date hereof.

           (b)There is (i) no significant unfair labor practice complaint pending against Borrower or, to the best of Borrower's knowledge, threatened against it, before the National Labor Relations Board, and no significant grievance or significant arbitration proceeding arising out of or under any collective bargaining agreement is pending on the date hereof against Borrower or, to best of Borrower's knowledge, threatened against it, and (ii) no significant strike, labor dispute, slowdown or stoppage is pending against Borrower or, to the best of Borrower's knowledge, threatened against Borrower.

     8.14 Restrictions on Subsidiaries. Except for restrictions contained in this Agreement or any other agreement with respect to Indebtedness of Borrower permitted hereunder as in effect on the date hereof, there are no contractual or consensual restrictions on Borrower or any of its Subsidiaries which prohibit or otherwise restrict (a) the transfer of cash or other assets (i) between Borrower and any of its Subsidiaries or (ii) between any Subsidiaries of Borrower or (b) the ability of Borrower or any of its Subsidiaries to incur Indebtedness or grant security interests to Lender in the Collateral.

     8.15 Material Contracts. Schedule 8.15 to the Information Certificate sets forth all Material Contracts to which Borrower is a party or is bound as

                                      (51)




of the date hereof. Borrower has delivered true, correct and complete copies of such Material Contracts to Lender on or before the date hereof. Borrower is not in breach of or in default in any material respect of or under any Material Contract and has not received any notice of the intention of any other party thereto to terminate any Material Contract.

     8.16 Payable Practices. Borrower has not made any material change in the historical accounts payable practices from those in effect immediately prior to the date hereof.

     8.17 Accuracy and Completeness of Information. All information furnished by or on behalf of Borrower in writing to Lender in connection with this Agreement or any of the other Financing Agreements or any transaction contemplated hereby or thereby, including all information on the Information Certificate is true and correct in all material respects on the date as of which such information is dated or certified and does not omit any material fact necessary in order to make such information not misleading. No event or circumstance has occurred which has had or could reasonably be expected to have a Material Adverse Effect, which has not been fully and accurately disclosed to Lender in writing prior to the date hereof.

     8.18 Survival of Warranties; Cumulative. All representations and warranties contained in this Agreement or any of the other Financing Agreements shall survive the execution and delivery of this Agreement and shall be deemed to have been made again to Lender on the date of each additional borrowing or other credit accommodation hereunder and shall be conclusively presumed to have been relied on by Lender regardless of any investigation made or information possessed by Lender. The representations and warranties set forth herein shall be cumulative and in addition to any other representations or warranties which Borrower shall now or hereafter give, or cause to be given, to Lender.


SECTION 9.  AFFIRMATIVE AND NEGATIVE COVENANTS

     9.1   Maintenance of Existence.

           (a)Borrower shall, and shall cause any Subsidiary (other than Inactive Subsidiaries) at all times preserve, renew and keep in full force and effect its corporate existence and rights and franchises with respect thereto and maintain in full force and effect all permits, licenses, trademarks, tradenames, approvals, authorizations, leases and contracts necessary to carry on the business as presently or proposed to be conducted.

           (b)Borrower shall not change its name unless each of the following conditions is satisfied: (i) Lender shall have received not less than thirty
(30) days prior written notice from Borrower of such proposed change in its corporate name, which notice shall accurately set forth the new name; and (ii) Lender shall have received a copy of the amendment to the Certificate of Incorporation of Borrower providing for the name change certified by the Secretary of State of the jurisdiction of incorporation or organization of Borrower as soon as it is available.

           (c)Borrower shall not change its chief executive office or its mailing address or organizational identification number (or if it does not have one, shall not acquire one) unless Lender shall have received not less than thirty (30) days' prior written notice from Borrower of such proposed change, which notice shall set forth such information with respect thereto as Lender may require and Lender shall have received such agreements as Lender may reasonably require in connection therewith. Borrower shall not change its type of organization, jurisdiction of organization or other legal structure.

     9.2   New Collateral Locations.  Borrower may only establish new locations

                                      (52)




of its business or Collateral so long as such new location is within the United States of America and Borrower (a) gives Lender thirty (30) days prior written notice from Borrower of the intended opening of any such new location and (b) executes and delivers, or causes to be executed and delivered, to Lender such agreements, documents, and instruments as Lender may deem necessary or desirable to protect its interests in the Collateral at such location.

     9.3   Compliance with Laws, Regulations, Etc.

           (a)Borrower shall, and shall cause any Subsidiary (other than Inactive Subsidiaries) to, at all times, comply in all material respects with all laws, rules, regulations, licenses, permits, approvals and orders applicable to it and duly observe all requirements of any foreign, Federal, State or local Governmental Authority.

           (b)Borrower shall give written notice to Lender immediately upon Borrower's receipt of any notice of, or Borrower's otherwise obtaining knowledge of, (i) the occurrence of any event involving the release, spill or discharge, threatened or actual, of any Hazardous Material or (ii) any investigation, proceeding, complaint, order, directive, claims, citation or notice with respect to: (A) any non-compliance with or violation of any applicable Environmental Law by Borrower or (B) the release, spill or discharge, threatened or actual, of any Hazardous Material other than in the ordinary course of business and other than as permitted under any applicable Environmental Law. Copies of all environmental surveys, audits, assessments, feasibility studies and results of remedial investigations shall be promptly furnished, or caused to be furnished, by Borrower to Lender. Borrower shall take prompt and appropriate action to respond to any non-compliance with any of the Environmental Laws and shall regularly report to Lender on such response.

           (c)Without limiting the generality of the foregoing, whenever Lender reasonably determines that there is non-compliance, or any condition which requires any action by or on behalf of Borrower in order to avoid any material non-compliance, with any Environmental Law, Borrower shall, at Lender's request and Borrower's expense: (i) cause an independent environmental engineer acceptable to Lender to conduct such tests of the site where Borrower's non-compliance or alleged non-compliance with such Environmental Laws has occurred as to such non-compliance and prepare and deliver to Lender a report as to such non-compliance setting forth the results of such tests, a proposed plan for responding to any environmental problems described therein, and an estimate of the costs thereof and (ii) provide to Lender a supplemental report of such engineer whenever the scope of such non-compliance, or Borrower's response thereto or the estimated costs thereof, shall change in any material respect.

                                      (53)




           (d)Borrower shall indemnify and hold harmless Lender, its directors, officers, employees, agents, invitees, representatives, successors and assigns, from and against any and all losses, claims, damages, liabilities, costs, and expenses (including attorneys' fees and legal expenses) directly or indirectly arising out of or attributable to the use, generation, manufacture, reproduction, storage, release, threatened release, spill, discharge, disposal or presence of a Hazardous Material, including the costs of any required or necessary repair, cleanup or other remedial work with respect to any property of Borrower and the preparation and implementation of any closure, remedial or other required plans. All representations, warranties, covenants and indemnifications in this Section 9.3 shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.

     9.4 Payment of Taxes and Claims. Borrower shall, and shall cause any Subsidiary to, duly pay and discharge all taxes, assessments, contributions and governmental charges upon or against it or its properties or assets, except for taxes the validity of which are being contested in good faith by appropriate proceedings diligently pursued and available to Borrower or such Subsidiary, as the case may be, and with respect to which adequate reserves have been set aside on its books other than unpaid taxes identified in the Information Certificate. Borrower shall be liable for any tax or penalties imposed on Lender as a result of the financing arrangements provided for herein and Borrower agrees to indemnify and hold Lender harmless with respect to the foregoing, and to repay to Lender on demand the amount thereof, and until paid by Borrower such amount shall be added and deemed part of the Loans, provided, that, nothing contained herein shall be construed to require Borrower to pay any income or franchise taxes attributable to the income of Lender from any amounts charged or paid hereunder to Lender. The foregoing indemnity shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.

     9.5 Insurance. Borrower shall, and shall cause any Subsidiary (other than Inactive Subsidiaries) to, at all times, maintain with financially sound and reputable insurers insurance with respect to the Collateral against loss or damage and all other insurance of the kinds and in the amounts customarily insured against or carried by corporations of established reputation engaged in the same or similar businesses and similarly situated. Said policies of insurance shall be satisfactory to Lender as to form, amount and insurer. Borrower shall furnish certificates, policies or endorsements to Lender as Lender shall require as proof of such insurance, and, if Borrower fails to do so, Lender is authorized, but not required, to obtain such insurance at the expense of Borrower. All policies (other than those which relate solely to Term Loan Collateral) shall provide for at least thirty (30) days prior written notice to Lender of any cancellation or reduction of coverage and that Lender may act as attorney for Borrower in obtaining, and at any time an Event of Default exists or has occurred and is continuing, adjusting, settling, amending and canceling such insurance. Borrower shall cause Lender to be named as a loss payee and an additional insured (but without any liability for any premiums) under such insurance policies and Borrower shall obtain non-contributory lender's loss payable endorsements to all insurance policies in form and substance satisfactory to Lender. Such lender's loss payable endorsements shall specify that the proceeds of such insurance shall be

                                      (54)




payable to Lender as its interests may appear and further specify that Lender shall be paid regardless of any act or omission by Borrower or any of its Affiliates. At its option, Lender may apply any insurance proceeds received by Lender at any time to the cost of repairs or replacement of Collateral and/or to payment of the Obligations, whether or not then due, in any order and in such manner as Lender may determine or hold such proceeds as cash collateral for the Obligations.

     9.6   Financial Statements and Other Information.

           (a)Borrower shall, and shall cause any Subsidiary to, keep proper books and records in which true and complete entries shall be made of all dealings or transactions of or in relation to the Collateral and the business of Borrower and its Subsidiaries in accordance with GAAP. Borrower shall promptly furnish to Lender all such financial and other information as Lender shall reasonably request relating to the Collateral and the assets, business and operations of Borrower, and shall notify the auditors and accountants of Borrower that Lender is authorized to obtain such information directly from them. Without limiting the foregoing, Borrower shall furnish or cause to be furnished to Lender, the following: (i) within thirty (30) days after the end of each fiscal month, monthly unaudited consolidated financial statements and unaudited consolidating financial statements (including in each case balance sheets, statements of income and loss, statements of cash flow, and statements of shareholders' equity), all in reasonable detail, fairly presenting the financial position and the results of the operations of Borrower and its Subsidiaries as of the end of and through such fiscal month, certified to be correct by the chief financial officer of Borrower, subject to normal year-end adjustments and accompanied by a compliance certificate substantially in the form of Exhibit B hereto, along with a schedule in form reasonably satisfactory to Lender of the calculations used in determining, as of the end of such month, whether Borrower was in compliance with the covenants set forth in Sections 9.17, 9.18, 9.19 and 9.20 of this Agreement for such month and
(ii) within ninety (90) days after the end of each fiscal year, audited consolidated financial statements and unaudited consolidating financial statements of Borrower and its Subsidiaries (including in each case balance sheets, statements of income and loss, statements of cash flow and statements of shareholders' equity), and the accompanying notes thereto, all in reasonable detail, fairly presenting the financial position and the results of the operations of Borrower and its Subsidiaries as of the end of and for such fiscal year, together with the unqualified opinion of independent certified public accountants, which accountants shall be an independent accounting firm selected by Borrower and reasonably acceptable to Lender, that such financial statements have been prepared in accordance with GAAP, and present fairly the results of operations and financial condition of Borrower and its Subsidiaries as of the end of and for the fiscal year then ended.

           (b)Borrower shall promptly notify Lender in writing of the details of (i) any loss, damage, investigation, action, suit, proceeding or claim relating to the Collateral or any other property which is security for the Obligations or which would result in any material adverse change in Borrower's business, properties, assets, goodwill or condition, financial or otherwise,
(ii) any Material Contract of Borrower being terminated or amended or any new Material Contract entered into (in which event Borrower shall provide Lender

                                      (55)




with a copy of such Material Contract), (iii) any order, judgment or decree in excess of $250,000 shall have been entered against Borrower or any of its properties or assets, (iv) any notification of violation of laws or regulations received by Borrower, (v) any ERISA Event, and (vi) the occurrence of any Default or Event of Default.

           (c)Borrower shall promptly after the sending or filing thereof furnish or cause to be furnished to Lender copies of all reports which Borrower sends to its stockholders generally and copies of all reports and registration statements which Borrower files with the Securities and Exchange Commission, any national securities exchange or the National Association of Securities Dealers, Inc.

           (d)Borrower shall furnish or cause to be furnished to Lender such budgets, forecasts, projections and other information respecting the Collateral and the business of Borrower, as Lender may, from time to time, reasonably request. Lender is hereby authorized to deliver a copy of any financial statement or any other information relating to Borrower to any court or other Governmental Authority, to any Affiliate of Lender or to any participant or assignee or prospective participant or assignee. Borrower hereby irrevocably authorizes and directs all accountants or auditors to deliver to Lender, at Borrower's expense, copies of the financial statements of Borrower and any reports or management letters prepared by such accountants or auditors on behalf of Borrower and to disclose to Lender such information as they may have regarding the business of Borrower. Any documents, schedules, invoices or other papers delivered to Lender may be destroyed or otherwise disposed of by Lender one (1) year after the same are delivered to Lender, except as otherwise designated by Borrower to Lender in writing.

     9.7 Sale of Assets, Consolidation, Merger, Dissolution, Etc. Borrower shall not, and shall not permit any Subsidiary to (and Lender does not authorize Borrower to), directly or indirectly,

           (a)merge into or with or consolidate with any other Person or permit any other Person to merge into or with or consolidate with it; or

           (b)sell, issue, assign, lease, license, transfer, abandon or otherwise dispose of any Capital Stock or Indebtedness to any other Person or any of its assets to any other Person, except for:

                (i)sales of Inventory in the ordinary course of business;

                (ii)the disposition of worn-out or obsolete Equipment so long as (A) any proceeds are paid to Lender, which proceeds shall be applied to reduce the amount of Revolving Loans and (B) such sales do not involve Equipment having an aggregate fair market value in excess of $50,000 for all such Equipment disposed of in any fiscal year of Borrower;

                (iii)the issuance and sale by Borrower of Capital Stock of Borrower after the date hereof; provided, that, (A) Lender shall have received not less than ten (10) Business Days prior written notice of such issuance and sale by Borrower, which notice shall specify the parties to whom such shares are to be sold, the terms of such sale, the total amount which it is

                                      (56)




anticipated will be realized from the issuance and sale of such stock and the net cash proceeds which it is anticipated will be received by Borrower from such sale, (B) Borrower shall not be required to pay any cash dividends or repurchase or redeem such Capital Stock or make any other payments in respect thereof, (C) the terms of such Capital Stock, and the terms and conditions of the purchase and sale thereof, shall not include any terms that include any limitation on the right of Borrower to request or receive Loans or Letter of Credit Accommodations or the right of Borrower to amend or modify any of the terms and conditions of this Agreement or any of the other Financing Agreements or otherwise in any way relate to or affect the arrangements of Borrower with Lender or are more restrictive or burdensome to Borrower than the terms of any Capital Stock in effect on the date hereof, and (D) except as Lender may otherwise agree in writing, all of the proceeds from such sale and issuance shall be paid to Lender for application to the Obligations in such order and manner as Lender may determine;

                (iv)the issuance of Capital Stock of Borrower consisting of common stock pursuant to (A) an employee stock option or grant or similar equity plan or 401(k) plans of Borrower or any Guarantor for the benefit of its employees, directors and consultants and (B) the Warrant dated August 11, 2003 issued by Borrower to Private Fund Lender or (C) the warrants to be issued by Borrower to the 13% Senior Noteholders in connection with the amendments to the 13% Senior Noteholder Agreements or (D) the option to be issued to the Term Loan Lender pursuant to the Term Loan Agreements;

                (v)sales of Term Loan Collateral, provided, that, (A) all net cash proceeds of any such sale shall be applied to permanently reduce the Term Loan Debt permitted, under the terms of this Agreement, to be secured thereby and (B) to the extent that Borrower shall remain on such real property after such disposition as a tenant or otherwise, Borrower shall have delivered to Lender, prior to any such disposition, a Collateral Access Agreement from the applicable owner(s) and lessor(s) of leased premises; and

           (c)wind up, liquidate or dissolve except, that, any Inactive Subsidiary may wind up, liquidate or dissolve, provided, that, each of the following conditions is satisfied as determined by Lender: (i) the winding up, liquidation and dissolution of such Inactive Subsidiary shall not violate any law or any order or decree of any court or other Governmental Authority in any material respect and shall not conflict with or result in the breach of, or constitute a default under, any indenture, mortgage, deed of trust, or any other agreement or instrument to which Borrower or Inactive Subsidiary is a party or may be bound, (ii) such winding up, liquidation or dissolution shall be done in accordance with the requirements of all applicable laws and regulations, (iii) effective upon such winding up, liquidation or dissolution, all of the assets and properties of such Inactive Subsidiary shall be duly and validly transferred and assigned to Borrower, free and clear of any liens, restrictions or encumbrances other than the security interest and liens of Lender (and Lender shall have received such evidence thereof as Lender may require) and Lender shall have received such deeds, assignments or other agreements as Lender may request to evidence and confirm the transfer of such assets to of such Inactive Subsidiary to Borrower, (iv) Lender shall have received all documents and agreements that Borrower or Inactive Subsidiary has filed with any Governmental Authority or as are

                                      (57)




otherwise required to effectuate such winding up, liquidation or dissolution,
(v) neither Borrower nor any Subsidiary shall assume any Indebtedness, obligations or liabilities as a result of such winding up, liquidation or dissolution, or otherwise become liable in respect of any obligations or liabilities of the entity that is winding up, liquidating or dissolving, unless such Indebtedness is otherwise expressly permitted hereunder,
(vi) Lender shall have received not less than ten (10) Business Days prior written notice of the intention of such Inactive Subsidiary to wind up, liquidate or dissolve, and (vii) as of the date of such winding up, liquidation or dissolution and after giving effect thereto, no Default or Event of Default shall exist or have occurred; or

           (d)agree to do any of the foregoing.

     9.8 Encumbrances. Borrower shall not, and shall not permit any Subsidiary to, create, incur, assume, suffer or permit to exist any security interest, mortgage, pledge, lien, charge or other encumbrance of any nature whatsoever on any of its assets or properties, including the Collateral, or file or permit the filing of, or permit to remain in effect, any financing statement or other similar notice of any security interest or lien with respect to any such assets or properties, except:

           (a)the security interests and liens of Lender;

           (b)liens securing the payment of taxes, either not yet overdue or the validity of which are being contested in good faith by appropriate proceedings diligently pursued and available to Borrower or such Subsidiary, as the case may be and with respect to which adequate reserves have been set aside on its books;

           (c)non-consensual statutory liens (other than liens securing the payment of taxes) arising in the ordinary course of Borrower's or such Subsidiary's business to the extent: (i) such liens secure Indebtedness which is not overdue or (ii) such liens secure Indebtedness relating to claims or liabilities which are fully insured and being defended at the sole cost and expense and at the sole risk of the insurer or being contested in good faith by appropriate proceedings diligently pursued and available to Borrower or such Subsidiary, in each case prior to the commencement of foreclosure or other similar proceedings and with respect to which adequate reserves have been set aside on its books;

           (d)zoning restrictions, easements, licenses, covenants and other restrictions affecting the use of Real Property which do not interfere in any material respect with the use of such Real Property or ordinary conduct of the business of Borrower or such Subsidiary as presently conducted thereon or materially impair the value of the Real Property which may be subject thereto;

           (e)purchase money security interests in Equipment (including Capital Leases) and purchase money mortgages on Real Property to secure Indebtedness permitted under Section 9.9(b) hereof;

           (f)the security interests in and mortgages and liens upon the Term

                                      (58)




Loan Collateral in favor of Term Loan Debt to secure the Term Loan Debt, provided, that, the security interests in and mortgages and liens shall at all times be subject to the terms of the Intercreditor Agreement;

           (g)the security interests in and mortgages and liens upon the Collateral in favor of Private Fund Lender to secure the Private Fund Debt, provided, that, the security interests in and mortgages and liens upon the Collateral in favor of Private Fund Lender are and shall at all times be subject and subordinate to the security interests, and liens therein of Lender pursuant to the terms of the Intercreditor Agreement;

           (h)the security interests in and mortgages and liens upon the Collateral (including without limitation the Term Loan Collateral) in favor of the 13% Senior Noteholders to secure the Indebtedness evidenced by the 13% Senior Noteholder Agreements, provided, that, the security interests in and mortgages and liens upon the Collateral in favor of the 13% Senior Noteholders are and shall at all times be subject and subordinate to the security interests, and liens therein of Lender pursuant to the terms of the Intercreditor Agreement;

           (i)pledges and deposits of cash by Borrower after the date hereof in the ordinary course of business in connection with workers' compensation, unemployment insurance and other types of social security benefits consistent with the current practices of Borrower as of the date hereof;

           (j)pledges and deposits of cash by Borrower after the date hereof to secure the performance of tenders, bids, leases, trade contracts (other than for the repayment of Indebtedness), statutory obligations and other similar obligations in each case in the ordinary course of business consistent with the current practices of Borrower as of the date hereof; provided, that, in connection with any performance bonds issued by a surety or other person, the issuer of such bond shall have waived in writing any rights in or to, or other interest in, any of the Collateral in an agreement, in form and substance satisfactory to Lender;

           (k)liens arising from (i) operating leases and the precautionary UCC financing statement filings in respect thereof and
(ii) equipment or other materials which are not owned by Borrower located on the premises of Borrower (but not in connection with, or as part of, the financing thereof) from time to time in the ordinary course of business and consistent with current practices of Borrower and the precautionary UCC financing statement filings in respect thereof;

           (l)judgments and other similar liens arising in connection with court proceedings that do not constitute an Event of Default, provided, that,
(i) such liens are being contested in good faith and by appropriate proceedings diligently pursued, (ii) adequate reserves or other appropriate provision, if any, as are required by GAAP have been made therefor, (iii) a stay of enforcement of any such liens is in effect and (iv) Lender may establish a Reserve with respect thereto; and

           (m)the security interests and liens set forth on Schedule 8.4 to

                                      (59)




the Information Certificate.

     9.9 Indebtedness. Borrower shall not, and shall not permit any Subsidiary to, incur, create, assume, become or be liable in any manner with respect to, suffer or permit to exist, any Indebtedness or guarantee, assume, endorse, or otherwise become responsible for (directly or indirectly) the performance, dividends or other obligations of any Person, except:

           (a)the Obligations;

           (b)purchase money Indebtedness (including Capital Leases) arising after the date hereof to the extent secured by purchase money security interests in Equipment (including Capital Leases) and purchase money mortgages on Real Property not to exceed $1,000,000 in the aggregate at any time outstanding so long as such security interests and mortgages do not apply to any property of Borrower or any Subsidiary other than the Equipment or Real Property so acquired, and the Indebtedness secured thereby does not exceed the cost of the Equipment or Real Property so acquired, as the case may be;

           (c)guarantees by any Subsidiaries of Borrower of the Obligations in favor of Lender;

           (d)Indebtedness of Borrower under interest swap agreements, interest rate cap agreements, interest rate collar agreements, interest rate exchange agreements and similar contractual agreements entered into for the purpose of protecting a Person against fluctuations in interest rates; provided, that, such arrangements are with banks or other financial institutions that have combined capital and unimpaired surplus of not less than $1,000,000,000 and are not for speculative purposes and such Indebtedness shall be unsecured;

           (e)Indebtedness of Borrower to the Term Loan Lender evidenced by or arising under the Term Loan Agreements (as in effect on the date hereof), provided, that:

           (i)the principal amount of such Indebtedness shall not exceed $4,200,000, less the aggregate amount of all repayments, repurchases or redemptions thereof, whether optional or mandatory, plus interest thereon at the rate provided in the Term Loan Agreements as in effect on the date hereof,

           (ii)as of the date hereof, no event of default, or event which with notice or passage of time or both would constitute an event of default exists, or has occurred under the Term Loan Agreements;

           (iii)Lender shall have received true, correct and complete copies of all of the Term Loan Agreements, as duly authorized, executed and delivered by the parties thereto,

           (iv)Borrower shall not, directly or indirectly, make, or be required to make, any payments in respect of such Indebtedness, except, that, Borrower may make (A) regularly scheduled payments of interest in respect of the Term Loan Debt in accordance with the terms of the Term Loan Agreements as

                                      (60)




in effect on the date hereof, and (B) mandatory prepayments of principal with the net cash proceeds received by Borrower from the sale or other disposition of any of the Term Loan Collateral subject to the terms of the Intercreditor Agreement;

           (v)Borrower shall not, directly or indirectly, (A) amend, modify, alter or change any of the material terms of such Indebtedness or any of the Term Loan Agreements as in effect on the date hereof, except, that, Borrower may, after prior written notice to Lender, amend, modify, alter or change the terms thereof so as to extend the maturity thereof or defer the timing of any payments in respect thereof, or to forgive or cancel any portion of such Indebtedness other than pursuant to payments thereof, or to reduce the interest rate or any fees in connection therewith, or to release any liens or security interests in any assets or properties of Borrower, or (B) redeem, retire, defease, purchase or otherwise acquire such Indebtedness, or set aside or otherwise deposit or invest any sums for such purpose, except with the proceeds of Refinancing Indebtedness, and

           (vi)Borrower shall furnish to Lender all notices or demands in connection with such Indebtedness either received by Borrower or on its behalf promptly after the receipt thereof, or sent by Borrower or on its behalf concurrently with the sending thereof, as the case may be;

           (f)Indebtedness of Borrower to the Private Fund Lender evidenced by or arising under the Private Fund Loan Agreements (as in effect on the date hereof), provided, that:

           (i)the principal amount of such Indebtedness shall not exceed $3,500,000 less the aggregate amount of all repayments, repurchases or redemptions thereof, whether optional or mandatory, plus interest thereon at the rate provided in the Private Fund Loan Agreement as in effect on the date hereof,

           (ii)as of the date hereof, no event of default, or event which with notice or passage of time or both would constitute an event of default exists, or has occurred under the Private Fund Loan Agreements;

           (iii)Lender shall have received true, correct and complete copies of all of the Private Fund Loan Agreements, as duly authorized, executed and delivered by the parties thereto,

           (iv)Borrower shall not, directly or indirectly, make, or be required to make, any payments in respect of such Indebtedness, except, that, Borrower may make (A) regularly scheduled payments of interest in respect of the Private Fund Loan Debt in accordance with the Private Funds of the Private Fund Loan Lender Agreements as in effect on the date hereof, provided, that, as of the date of any such payment and after giving effect thereto, no Default or Event of Default shall exist or have occurred and be continuing,

           (v)Borrower shall not, directly or indirectly, (A) amend, modify, alter or change any of the material terms of such Indebtedness or any of the Private Fund Loan Agreements as in effect on the date hereof, except, that, Borrower may, after prior written notice to Lender, amend, modify, alter

                                      (61)




or change the Private Funds thereof so as to extend the maturity thereof or defer the timing of any payments in respect thereof, or to forgive or cancel any portion of such Indebtedness other than pursuant to payments thereof, or to reduce the interest rate or any fees in connection therewith, or to release any liens or security interests in any assets or properties of Borrower, or
(B) redeem, retire, defease, purchase or otherwise acquire such Indebtedness, or set aside or otherwise deposit or invest any sums for such purpose, and

           (vi)Borrower shall furnish to Lender all notices or demands in connection with such Indebtedness either received by Borrower or on its behalf promptly after the receipt thereof, or sent by Borrower or on its behalf concurrently with the sending thereof, as the case may be;

           (g)unsecured indebtedness of Borrower to SFSC evidenced by or arising under the SFSC Agreements as in effect on the date hereof; provided, that:

           (i)the principal amount of such indebtedness shall not exceed $5,900,000, less the aggregate amount of all repayments, repurchases or redemptions, whether optional or mandatory in respect thereof, plus interest thereon at the rate provided for in the SFSC Agreements as in effect on the date hereof,

           (ii)such indebtedness of Borrower is subject and subordinate in right of payment to the right of Lender to receive the prior final payment and satisfaction in full of all of the Obligations,

           (iii)Borrower shall not, directly or indirectly, make any payments in respect of such Indebtedness, except, that, Borrower may make payments of interest when due in accordance with the terms of the SFSC Agreements as in effect on the date hereof; provided, that: each of the following conditions is satisfied as determined by Lender: (A) as of the date of any such payment and after giving effect thereto, Excess Availability for each of the immediately preceding thirty (30) consecutive days shall have been not less than $3,500,000, (B) as of the date of any such payment and after giving effect thereto, Excess Availability shall be not less than $3,500,000,
(C) Lender shall have received the good faith projections of Borrower, that, as of the date of any such payment and after giving effect thereto, set forth the aggregate Excess Availability for the immediately succeeding thirty (30) consecutive days after the date of any such payment will not be less than $3,500,000, and (D) as of the date of any such payment and after giving effect thereto, no Default or Event of Default, shall exist or have occurred and be continuing,

           (iv)Borrower shall not, directly or indirectly, (A) amend, modify, alter or change any terms of such indebtedness or any agreement, document or instrument related thereto, except, that Borrower may, after prior written notice to Lender, amend, modify, alter or change the terms thereof so as to extend the maturity thereof or defer the timing of any payments in respect thereof, or to forgive or cancel any portion of such indebtedness other than pursuant to payments thereof, or to contribute such indebtedness as an equity capital contribution, or to reduce the interest rate or any fees in connection therewith, or to release any liens or security interests in any

                                      (62)




assets and properties of Borrower, or to make any covenants contained therein less restrictive or burdensome as to Borrower or otherwise more favorable to Borrower, or (B) redeem, retire, defease, purchase or otherwise acquire such indebtedness, or set aside or otherwise deposit or invest any sums for such purpose, and

           (v)Borrower shall furnish to Lender all notices, demands or other materials concerning such indebtedness either received by Borrower or on its behalf, promptly after receipt thereof, or sent by such Borrower or on its behalf, concurrently with the sending thereof, as the case may be;

           (h)the unsecured Indebtedness of Borrower listed on Schedule 9.9 hereto, provided, that, each of the following conditions has been satisfied as of the date hereof as determined by Lender: (i) such Indebtedness shall be on terms and conditions acceptable to Lender and shall be subject and subordinate in right of payment to the right of Lender to receive the prior indefeasible payment and satisfaction in full payment of all of the Obligations pursuant to the terms of a subordination and /or forbearance agreement between Lender and such third party, in form and substance satisfactory to Lender (and Lender shall have received true, correct and complete copies of all agreements, documents and instruments evidencing or otherwise related to such Indebtedness ), provided, that, to the extent such Indebtedness has not been expressly subordinated to the payment of the Obligations, such Indebtedness shall only be permitted hereunder to the extent that the holder of such Indebtedness has not commenced any legal proceeding against Borrower or the Collateral in respect of such Indebtedness, (ii) except as Lender may otherwise agree in writing, the principal amount of such Indebtedness shall not be increased above the amount outstanding on the date hereof, (iii) Borrower shall not, directly or indirectly, (A) amend, modify, alter or change the terms of such Indebtedness or any agreement, document or instrument related thereto, except, that, Borrower may, after prior written notice to Lender, amend, modify, alter or change the terms thereof so as to extend the maturity thereof, or defer the timing of any payments in respect thereof, or to forgive or cancel any portion of such Indebtedness (other than pursuant to payments thereof), or to reduce the interest rate or any fees in connection therewith, or (B) redeem, retire, defease, purchase or otherwise acquire such Indebtedness (except pursuant to regularly scheduled payments permitted in the applicable subordination agreement), or set aside or otherwise deposit or invest any sums for such purpose, and (iv) Borrower shall furnish to Lender all notices or demands in connection with such Indebtedness either received by Borrower or on its behalf promptly after the receipt thereof, or sent by Borrower or on its behalf concurrently with the sending thereof, as the case may be;

                (i)Indebtedness of Borrower to the 13% Senior Noteholders evidenced by or arising under the 13% Senior Noteholder Agreements (as in effect on the date hereof), provided, that:

                (i)the principal amount of such Indebtedness shall not exceed $23,000,000, less the aggregate amount of all repayments, repurchases or redemptions thereof, whether optional or mandatory, plus interest thereon at the rate provided in the 13% Senior Noteholder Agreements as in effect on the date hereof,

                                      (63)




                (ii)as of the date hereof, no event of default, or event which with notice or passage of time or both would constitute an event of default exists, or has occurred under the 13% Senior Noteholder Agreements other than as set forth on Schedule 9.9(i) hereto;

                (iii)Lender shall have received true, correct and complete copies of all of the 13% Senior Noteholder Agreements, as duly authorized, executed and delivered by the parties thereto,

                (iv)Borrower shall not, directly or indirectly, make, or be required to make, any payments in respect of such Indebtedness, except, that, Borrower may make, (A) regularly scheduled payments of interest in accordance as set forth in the 13% Senior Noteholder Agreements (as in effect on the date hereof) commencing no earlier than November 31, 2004, provided, that, as to each such payment of interest, each of the following conditions is satisfied:
(1) (a) for the period commencing December 1, 2004 through and including June 30, 2005, as of the date of any such payment and after giving effect thereto, Excess Availability shall be not less than $3,500,000, and (b) for the period commencing June 30, 2005 at and all times thereafter, as of the date of any such payment and after giving effect thereto, Excess Availability shall be not less than $2,500,000, and (2) as of the date of any such payment and after giving effect thereto, no Default or Event of Default shall exist or have occurred and be continuing, and (B) the scheduled payment of principal due on no earlier than thirty (30) days after the third anniversary of the date of this Agreement so long as on the date of any such payment and after giving effect thereto, no Default or Event of Default shall exist or have occurred and be continuing;

                (v)Borrower shall not, directly or indirectly, (A) amend, modify, alter or change any of the material terms of such Indebtedness or any of the 13% Senior Noteholder Agreements as in effect on the date hereof, except, that, Borrower may, after prior written notice to Lender, amend, modify, alter or change the terms thereof so as to extend the maturity thereof or defer the timing of any payments in respect thereof, or to forgive or cancel any portion of such Indebtedness other than pursuant to payments thereof, or to reduce the interest rate or any fees in connection therewith, or to release any liens or security interests in any assets or properties of Borrower, or (B) redeem, retire, defease, purchase or otherwise acquire such Indebtedness, or set aside or otherwise deposit or invest any sums for such purpose, except as otherwise permitted in clause (iv) above, and

                (vi)Borrower shall furnish to Lender all notices or demands in connection with such Indebtedness either received by Borrower or on its behalf promptly after the receipt thereof, or sent by Borrower or on its behalf concurrently with the sending thereof, as the case may be;

           (j)unsecured Indebtedness representing amounts payable to trade creditors which is not overdue by more than one hundred twenty (120) days; provided, that, the aggregate amount of such Indebtedness does not exceed $500,000 at any time outstanding;

           (k)Indebtedness issued in exchange for, or the proceeds of which are used to extend, refinance, replace or substitute for, Indebtedness

                                      (64)




permitted under Section 9.9(e), (the "Refinancing Indebtedness"); provided, that, as to any such Refinancing Indebtedness, each of the following conditions is satisfied: (i) Lender shall have received not less than ten (10) Business Days' prior written notice of the intention to incur such Indebtedness, which notice shall set forth in reasonable detail satisfactory to Lender, the anticipated amount of such Indebtedness, the schedule of repayments and maturity date with respect thereto and such other information with respect thereto as Lender may request, (ii) promptly upon Lender's request, Lender shall have received true, correct and complete copies of all agreements, documents and instruments evidencing or otherwise related to such Indebtedness, as duly authorized, executed and delivered by the parties thereto, (iii) such Indebtedness incurred by any Borrower or Guarantor shall be at rates and with fees or other charges no higher or greater than the prevailing market rates of interest, charges and fees at the time of incurrence of such Refinancing Indebtedness, (iv) the Refinancing Indebtedness shall have a Weighted Average Life to Maturity and a final maturity equal to or greater than the Weighted Average Life to Maturity and the final maturity, respectively, of the Indebtedness being extended, refinanced, replaced, or substituted for, (v) as of the date of incurring such Indebtedness and after giving effect thereto, no Event of Default shall exist or have occurred and be continuing, (vi) the principal amount of such Refinancing Indebtedness shall not exceed the principal amount of and interest on the Indebtedness so extended, refinanced, replaced or substituted for (plus the amount of reasonable refinancing fees and expenses incurred in connection therewith),
(vii) the Refinancing Indebtedness shall be subject to the same restrictions set forth in this Agreement and the Intercreditor Agreement, as the Indebtedness so refinanced, (viii) the Refinancing Indebtedness shall not at any time include any terms that include any limitation on the right of Borrowers to request or receive Loans or Letter of Credit Accommodations or the right of Borrowers or Guarantors to amend, modify, supplement, replace, renew or extend any of the terms or conditions of this Agreement, any of the other Financing Agreements, or otherwise in any way adversely affect the arrangements of Borrowers and Guarantors with Lender and such Refinancing Indebtedness shall not at any time include terms and conditions which in any manner adversely affect Lender or any rights of Lender and Lenders as determined by Lender in good faith, (ix) Borrowers and Guarantors shall not, directly or indirectly, (A) amend, modify, alter or change in any material respect the terms of the agreements with respect to such Indebtedness, except, that, Borrowers and Guarantors may, after prior written notice to Lender, amend, modify, alter or change the terms thereof so as to extend the maturity thereof, or defer the timing of any payments in respect thereof, or to forgive or cancel any portion of such Indebtedness (other than pursuant to payments thereof), or to reduce the interest rate or any fees in connection therewith, or to make the provisions thereof less restrictive or burdensome as to Borrowers or Guarantors, or (B) redeem, retire, defease, purchase or otherwise acquired such Indebtedness, or set aside or otherwise deposit or invest any sums for such purpose, except as expressly required pursuant to the terms thereof or pursuant to regularly scheduled payments permitted herein or with the proceeds of any other Refinancing Indebtedness permitted hereunder, and
(x) Borrowers and Guarantors shall furnish to Lender all notices or demands in connection with such Indebtedness received by any Borrower or Guarantor or on its behalf promptly after the receipt thereof, or sent by any Borrower or Guarantor, concurrently with the sending thereof, as the case may be;

                                      (65)




           (l)unsecured Indebtedness of Borrower to the Non-Consenting 13% Senior Noteholders evidenced by or arising under the 13% Senior Noteholder Agreements (without giving effect to the Consent Solicitation), provided, that:

                (i)the principal amount of such Indebtedness shall not exceed $3,000,000, less the aggregate amount of all repayments, repurchases or redemptions thereof, whether optional or mandatory, plus interest thereon at the rate provided in the 13% Senior Noteholder Agreements as in effect on the date hereof but without giving effect to the Consent Solicitation,

                (ii)no proceeding is commenced by any of the Non-Consenting 13% Senior Noteholders against Borrower for the payment of such Indebtedness, and

                (iii)Borrower shall furnish to Lender all notices or demands in connection with such Indebtedness either received by Borrower or on its behalf promptly after the receipt thereof, or sent by Borrower or on its behalf concurrently with the sending thereof, as the case may be;

     (m)the Indebtedness set forth on Schedule 9.9 to the Information Certificate and not subject to Section 9.9(a) through (l) above; provided, that, (i) Borrower may only make regularly scheduled payments of principal and interest in respect of such Indebtedness in accordance with the terms of the agreement or instrument evidencing or giving rise to such Indebtedness as in effect on the date hereof, (ii) Borrower shall not, directly or indirectly,
(A) amend, modify, alter or change the terms of such Indebtedness or any agreement, document or instrument related thereto as in effect on the date hereof except, that, Borrower may, after prior written notice to Lender, amend, modify, alter or change the terms thereof so as to extend the maturity thereof, or defer the timing of any payments in respect thereof, or to forgive or cancel any portion of such Indebtedness (other than pursuant to payments thereof), or to reduce the interest rate or any fees in connection therewith, or (B) redeem, retire, defease, purchase or otherwise acquire such Indebtedness, or set aside or otherwise deposit or invest any sums for such purpose, and (iii) Borrower shall furnish to Lender all notices or demands in connection with such Indebtedness either received by Borrower or on its behalf, promptly after the receipt thereof, or sent by Borrower or on its behalf, concurrently with the sending thereof, as the case may be.

     9.10 Loans, Investments, Etc. Borrower shall not, and shall not permit any Subsidiary to, directly or indirectly, make, or suffer or permit to exist, any loans or advance money or property to any person, or any investment in (by capital contribution, dividend or otherwise) or purchase or repurchase the Capital Stock or Indebtedness or all or a substantial part of the assets or property of any person, or form or acquire any Subsidiaries, or agree to do any of the foregoing, except:

           (a)the endorsement of instruments for collection or deposit in the ordinary course of business;

           (b)investments in cash or Cash Equivalents, provided, that, (i) no Loans are then outstanding and (ii) the terms and conditions of Section 5.2

                                      (66)




hereof shall have been satisfied with respect to the deposit account or investment account in which such cash or Cash Equivalents are held;

           (c)the existing equity investments of Borrower as of the date hereof in its Subsidiaries and Affiliates, as listed on Schedule 8.12 as set forth in the Information Certificate, provided, that, Borrower shall have no obligation to make any other investment in, or loans to, or other payments in respect of, any such Subsidiaries;

           (d)stock or obligations issued to Borrower by any Person (or the representative of such Person) in respect of Indebtedness of such Person owing to Borrower in connection with the insolvency, bankruptcy, receivership or reorganization of such Person or a composition or readjustment of the debts of such Person; provided, that, the original of any such stock or instrument evidencing such obligations shall be promptly delivered to Lender, upon Lender's request, together with such stock power, assignment or endorsement by Borrower as Lender may request;

           (e)obligations of account debtors to Borrower arising from Accounts which are past due evidenced by a promissory note made by such account debtor payable to Borrower; provided, that, promptly upon the receipt of the original of any such promissory note by Borrower, such promissory note shall be endorsed to the order of Lender by Borrower and promptly delivered to Lender as so endorsed;

           (f)loans and advances by Borrower to employees of Borrower not to exceed the principal amount of $50,000 in the aggregate at any time outstanding for reasonably and necessary work-related travel or other ordinary business expenses to be incurred by such employee in connection with their work for Borrower; and

           (g)the loans and advances set forth on Schedule 9.10 to the Information Certificate; provided, that, as to such loans and advances, (i) Borrower shall not, directly or indirectly, amend, modify, alter or change the terms of such loans and advances or any agreement, document or instrument related thereto and (ii) Borrower shall furnish to Lender all notices or demands in connection with such loans and advances either received by Borrower or on its behalf, promptly after the receipt thereof, or sent by Borrower or on its behalf, concurrently with the sending thereof, as the case may be.

     9.11 Dividends and Redemptions. Borrower shall not, directly or indirectly, declare or pay any dividends on account of any shares of class of Capital Stock of Borrower or such Subsidiary now or hereafter outstanding, or set aside or otherwise deposit or invest any sums for such purpose, or redeem, retire, defease, purchase or otherwise acquire any shares of any class of Capital Stock (or set aside or otherwise deposit or invest any sums for such purpose) for any consideration or apply or set apart any sum, or make any other distribution (by reduction of capital or otherwise) in respect of any such shares or agree to do any of the foregoing, except that:

           (a)Borrower or any Subsidiary may declare and pay such dividends or redeem, retire, defease, purchase or otherwise acquire any shares of any class of Capital Stock for consideration in the form of shares of

                                      (67)




common stock (so long as after giving effect thereto no Change of Control or other Default or Event of Default shall exist or occur);

           (b)any Subsidiary of  Borrower may pay dividends to a Borrower;

           (c)Borrower may repurchase Capital Stock consisting of common stock held by employees pursuant to any employee stock ownership plan thereof upon the termination, retirement or death of any such employee in accordance with the provisions of such plan, provided, that, as to any such repurchase, each of the following conditions is satisfied: (i) as of the date of the payment for such repurchase and after giving effect thereto, no Default or Event of Default shall exist or have occurred and be continuing, (ii) such repurchase shall be paid with funds legally available therefor, (iii) such repurchase shall not violate any law or regulation or the terms of any indenture, agreement or undertaking to which Borrower is a party or by which Borrower or its property are bound, and (iv) the aggregate amount of all payments for such repurchases in any calendar year shall not exceed $100,000.

     9.12 Transactions with Affiliates. Borrower shall not, directly or indirectly, (a) purchase, acquire or lease any property from, or sell, transfer or lease any property to, any officer, director, agent or other person affiliated with Borrower, except in the ordinary course of and pursuant to the reasonable requirements of Borrower's business and upon fair and reasonable terms no less favorable to the Borrower than Borrower would obtain in a comparable arm's length transaction with an unaffiliated person or (b) make any payments of management, consulting or other fees for management or similar services, or of any Indebtedness (except as otherwise permitted in Section 9.9 hereof) owing to any officer, employee, shareholder, director or other Affiliate of Borrower except reasonable compensation to officers, employees and directors for services rendered to Borrower in the ordinary course of business.

     9.13 Compliance with ERISA. Borrower shall and shall cause each of its ERISA Affiliates to: (a) maintain each Plan (other than a Multiemployer Plan) in compliance in all material respects with the applicable provisions of ERISA, the Code and other Federal and State law; (b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; (c) not terminate any of such Plans so as to incur any liability to the Pension Benefit Guaranty Corporation; (d) not allow or suffer to exist any prohibited transaction involving any of such Plans or any trust created thereunder which would subject Borrower or such ERISA Affiliate to a tax or penalty or other liability on prohibited transactions imposed under Section 4975 of the Code or ERISA; (e) make all required contributions to any Plan which it is obligated to pay under Section 302 of ERISA, Section 412 of the Code or the terms of such Plan; (f) not allow or suffer to exist any accumulated funding deficiency, whether or not waived, with respect to any such Plan; or (g) not allow or suffer to exist any occurrence of a reportable event or any other event or condition which presents a material risk of termination by the Pension Benefit Guaranty Corporation of any such Plan that is a single employer plan, which termination could result in any liability to the Pension Benefit Guaranty Corporation.

     9.14  End of Fiscal Years; Fiscal Quarters.  Borrower shall, for financial

                                      (68)




reporting purposes, cause its, and each of its Subsidiaries' (a) fiscal years to end on December 31 of each year and (b) fiscal quarters to end on March 31, June 30, September 30 and December 31 of each year.

     9.15 Change in Business. Borrower shall not engage in any business other than the business of Borrower on the date hereof and any business reasonably related, ancillary or complimentary to the business in which Borrower is engaged on the date hereof.

     9.16 Limitation of Restrictions Affecting Subsidiaries. Borrower shall not, directly, or indirectly, create or otherwise cause or suffer to exist any encumbrance or restriction which prohibits or limits the ability of any Subsidiary of Borrower to (a) pay dividends or make other distributions or pay any Indebtedness owed to Borrower or any Subsidiary of Borrower; (b) make loans or advances to Borrower or any Subsidiary of Borrower, (c) transfer any of its properties or assets to Borrower or any Subsidiary of Borrower; or (d) create, incur, assume or suffer to exist any lien upon any of its property, assets or revenues, whether now owned or hereafter acquired, other than encumbrances and restrictions arising under (i) applicable law, (ii) this Agreement, (iii) customary provisions restricting subletting or assignment of any lease governing a leasehold interest of Borrower or any of its Subsidiaries, (iv) customary restrictions on dispositions of real property interests found in reciprocal easement agreements of Borrower or its Subsidiary, (v) any agreement relating to permitted Indebtedness incurred by a Subsidiary of Borrower prior to the date on which such Subsidiary was acquired by Borrower and outstanding on such acquisition date, and (vi) the extension or continuation of contractual obligations in existence on the date hereof; provided, that, any such encumbrances or restrictions contained in such extension or continuation are no less favorable to Lender than those encumbrances and restrictions under or pursuant to the contractual obligations so extended or continued.

     9.17 Fixed Charge Coverage Ratio. Borrower and its Subsidiaries, on a combined basis, shall, shall maintain, a Fixed Charge Coverage Ratio of not less than the ratio as set forth on Schedule 9.17 hereto for the periods specified therein.

     9.18 Minimum EBITDA. Borrower and its Subsidiaries, on a combined basis, shall, at all times have, and shall maintain, EBITDA of not less than the amount set forth on Schedule 9.18 hereto for the periods specified therein.

     9.19 Minimum Excess Availability. The amount of the Excess Availability of Borrower shall at all times be not less than $500,000.

     9.20 Capital Expenditures. Borrower shall not, directly or indirectly, make any Capital Expenditures in excess of $1,000,000 in any calendar year.

     9.21  License Agreements.

           (a) Borrower shall (i) promptly and faithfully observe and perform all of the material terms, covenants, conditions and provisions of the material License Agreements to be observed and performed by it, at the times

                                      (69)




set forth therein, if any, (ii) not do, permit, suffer or refrain from doing anything could reasonably be expected to result in a default under or breach of any of the terms of any material License Agreement, (iii) not cancel, surrender, modify, amend, waive or release any material License Agreement in any material respect or any term, provision or right of the licensee thereunder in any material respect, or consent to or permit to occur any of the foregoing; except, that, subject to Section 9.21(b) below, Borrower may cancel, surrender or release any material License Agreement in the ordinary course of the business of Borrower; provided, that, Borrower shall give Lender not less than thirty (30) days prior written notice of its intention to so cancel, surrender and release any such material License Agreement, (iv) give Lender prompt written notice of any material License Agreement entered into by Borrower after the date hereof, together with a true, correct and complete copy thereof and such other information with respect thereto as Lender may request, (v) give Lender prompt written notice of any material breach of any obligation, or any default, by any party under any material License Agreement, and deliver to Lender (promptly upon the receipt thereof by Borrower in the case of a notice to Borrower, and concurrently with the sending thereof in the case of a notice from Borrower) a copy of each notice of default and every other notice and other communication received or delivered by Borrower in connection with any material License Agreement which relates to the right of Borrower to continue to use the property subject to such License Agreement, and (vi) furnish to Lender, promptly upon the request of Lender, such information and evidence as Lender may require from time to time concerning the observance, performance and compliance by Borrower or the other party or parties thereto with the terms, covenants or provisions of any material License Agreement.

           (b)Borrower will either exercise any option to renew or extend the term of each material License Agreement in such manner as will cause the term of such material License Agreement to be effectively renewed or extended for the period provided by such option and give prompt written notice thereof to Lender or give Lender prior written notice that Borrower does not intend to renew or extend the term of any such material License Agreement or that the term thereof shall otherwise be expiring, not less than sixty (60) days prior to the date of any such non-renewal or expiration. In the event of the failure of Borrower to extend or renew any material License Agreement, Lender shall have, and is hereby granted, the irrevocable right and authority, at its option, to renew or extend the term of such material License Agreement, whether in its own name and behalf, or in the name and behalf of a designee or nominee of Lender or in the name and behalf of Borrower, as Lender shall determine at any time that an Event of Default shall exist or have occurred and be continuing. Lender may, but shall not be required to, perform any or all of such obligations of Borrower under any of the License Agreements, including, but not limited to, the payment of any or all sums due from Borrower thereunder. Any sums so paid by Lender shall constitute part of the Obligations.

     9.22 After Acquired Real Property. If Borrower hereafter acquires any Real Property, or fixtures and such Real Property, fixtures or other property at any one location has a fair market value in an amount equal to or greater than $250,000 (or if a Default or Event of Default exists, then regardless of the fair market value of such assets), without limiting any other rights of

                                      (70)




Lender, or duties or obligations of Borrower, upon Lender's request, Borrower shall execute and deliver to Lender a mortgage, deed of trust or deed to secure debt, as Lender may determine, in form and substance satisfactory to Lender and in form appropriate for recording in the real estate records of the jurisdiction in which such Real Property or other property is located granting to Lender a first and only lien and mortgage on and security interest in such Real Property, fixtures or other property (except as Borrower would otherwise be permitted to incur hereunder or as otherwise consented to in writing by Lender) and such other agreements, documents and instruments as Lender may require in connection therewith.

     9.23 Costs and Expenses. Borrower shall pay to Lender on demand all costs, expenses, filing fees and taxes paid or payable in connection with the preparation, negotiation, execution, delivery, recording, administration, collection, liquidation, enforcement and defense of the Obligations, Lender's rights in the Collateral, this Agreement, the other Financing Agreements and all other documents related hereto or thereto, including any amendments, supplements or consents which may hereafter be contemplated (whether or not executed) or entered into in respect hereof and thereof, including: (a) all costs and expenses of filing or recording (including Uniform Commercial Code financing statement filing taxes and fees, documentary taxes, intangibles taxes and mortgage recording taxes and fees, if applicable); (b) costs and expenses and fees for insurance premiums, environmental audits, surveys, assessments, engineering reports and inspections, appraisal fees and search fees, costs and expenses of remitting loan proceeds, collecting checks and other items of payment, and establishing and maintaining the Blocked Accounts, together with Lender's customary charges and fees with respect thereto; (c) charges, fees or expenses charged by any bank or issuer in connection with the Letter of Credit Accommodations; (d) costs and expenses of preserving and protecting the Collateral; (e) costs and expenses paid or incurred in connection with obtaining payment of the Obligations, enforcing the security interests and liens of Lender, selling or otherwise realizing upon the Collateral, and otherwise enforcing the provisions of this Agreement and the other Financing Agreements or defending any claims made or threatened against Lender arising out of the transactions contemplated hereby and thereby (including preparations for and consultations concerning any such matters);
(f) all out-of-pocket expenses and costs heretofore and from time to time hereafter incurred by Lender during the course of periodic field examinations of the Collateral and Borrower's operations, plus a per diem charge at the then standard rate of Lender per person per day for Lender's examiners in the field and office (which rate is currently $850) per person per eight (8) hour day and $100 for each hour thereafter); and (g) the fees and disbursements of counsel (including legal assistants) to Lender in connection with any of the foregoing.

     9.24 Further Assurances. At the request of Lender at any time and from time to time, Borrower shall, at its expense, duly execute and deliver, or cause to be duly executed and delivered, such further agreements, documents and instruments, and do or cause to be done such further acts as may be necessary or proper to evidence, perfect, maintain and enforce the security interests and the priority thereof in the Collateral and to otherwise effectuate the provisions or purposes of this Agreement or any of the other Financing Agreements. Lender may at any time and from time to time request a

                                      (71)




certificate from an officer of Borrower representing that all conditions precedent to the making of Loans and providing Letter of Credit Accommodations contained herein are satisfied. In the event of such request by Lender, Lender may, at its option, cease to make any further Loans or provide any further Letter of Credit Accommodations until Lender has received such certificate and, in addition, Lender has determined that such conditions are satisfied.

     9.25 Financial Consultant. At the request of Lender, Borrower hereby agrees to retain a financial consultant(s) or such other professional financial and management and consulting firm acceptable to Lender ("Consultant"), which shall assist Borrower in the management of its business and properties and Borrower shall as part of any such retention irrevocably authorize and direct the Consultant to share with Lender all budgets, records, projections, financial information, reports and other information relating to the Collateral, or the financial condition or operations of the Borrower's business. Borrower agrees to provide the Consultant with complete access to all of the Borrower's books and records, all of Borrower's premises and to Borrower's management as and when deemed necessary by the Consultant. The Consultant shall also be given an office at the Borrower's premises in which to render its services. Borrower shall instruct the Consultant to deliver to Borrower and Lender, simultaneously, any and all reports or information prepared by the Consultant in connection with any such engagement and to provide Lender with any additional information or analysis which Lender requests from Consultant.

     9.26 Maximum Compensation. Borrower shall not increase the aggregate compensation (including, without limitation, bonuses) paid to any of its executive officers in any fiscal year by more than five (5%) percent over the compensation paid to such executive officer by Borrower in the immediately preceding fiscal year.

     9.27 Retention of Investment Bank. If at any time after a date that is eighteen (18) months after the date hereof a payment default occurs under the 13% Senior Note Agreements, then, in such case, at the option of the 13% Senior Noteholders (exercised by the vote of the holders of a majority of the principal amount of the 13% Senior Notes issued pursuant to the terms of the 13% Senior Noteholder Agreements), Borrower shall attempt to sell all or a portion of its assets, provided, however, that Borrower shall not complete such sale or enter into a contract for such sale without the prior written consent of Lender.


SECTION 10.  EVENTS OF DEFAULT AND REMEDIES

     10.1 Events of Default. The occurrence or existence of any one or more of the following events are referred to herein individually as an "Event of Default", and collectively as "Events of Default":

           (a)(i) Borrower fails to pay any of the Obligations when due or
(ii) Borrower or Obligor fails to perform any of the covenants contained in Sections 9.3, 9.4, 9.13, 9.14, and 9.16 of this Agreement and such failure shall continue for fifteen (15) days; provided, that, such fifteen (15) day

                                      (72)




period shall not apply in the case of: (A) any failure to observe any such covenant which is not capable of being cured at all or within such fifteen
(15) day period or which has been the subject of a prior failure within a six
(6) month period or (B) an intentional breach by Borrower or Obligor of any such covenant or (iii) Borrower or Obligor fails to perform any of the terms, covenants, conditions or provisions contained in this Agreement or any of the other Financing Agreements other than those described in Sections 10.1(a)(i) and 10.1(a)(ii) above;

           (b)any representation, warranty or statement of fact made by Borrower or any Obligor to Lender in this Agreement, the other Financing Agreements or any other agreement, schedule, confirmatory assignment or otherwise shall when made or deemed made be false or misleading in any material respect;

           (c)any Obligor revokes or terminates, or purports to revoke or terminate, or fails to perform any of the terms, covenants, conditions or provisions of, any guarantee, endorsement or other agreement of such party in favor of Lender;

           (d)any judgment for the payment of money is rendered against Borrower or any Obligor in excess of $250,000 in any one case or in excess of $250,000 in the aggregate (provided, that, the entry of a judgment against Borrower in the Chapter 11 proceeding against Stanwich Financial Services Corporation, pending the United States Bankruptcy Court, District of Connecticut, Bridgeport Division, Case No. 01-50831 (AHWS), shall not be deemed an Event of Default unless and until such judgment is converted to a lien) and shall remain undischarged or unvacated for a period in excess of thirty (30) days or execution shall at any time not be effectively stayed, or any judgment other than for the payment of money, or injunction, attachment, garnishment or execution is rendered against Borrower or any Obligor or any of the Collateral having a value in excess of $250,000;

           (e)any Obligor (being a natural person or a general partner of an Obligor which is a partnership) dies or Borrower or any Obligor, which is a partnership, limited liability company, limited liability partnership or a corporation, dissolves or suspends or discontinues doing business;

           (f)Borrower or any of its Subsidiaries (other than Inactive Subsidiaries) becomes insolvent (however defined or evidenced), makes an assignment for the benefit of creditors, makes or sends notice of a bulk transfer or calls a meeting of its creditors or principal creditors in connection with a moratorium or adjustment of the Indebtedness due to them;

           (g)a case or proceeding under the bankruptcy laws of the United States of America now or hereafter in effect or under any insolvency, reorganization, receivership, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction now or hereafter in effect (whether at law or in equity) is filed against Borrower or any Obligor or all or any part of its properties and such petition or application is not dismissed within forty-five (45) days after the date of its filing or Borrower or any Obligor shall file any answer admitting or not contesting such petition or application or indicates its consent to, acquiescence in or approval of, any such action or

                                      (73)




proceeding or the relief requested is granted sooner;

           (h)a case or proceeding under the bankruptcy laws of the United States of America now or hereafter in effect or under any insolvency, reorganization, receivership, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction now or hereafter in effect (whether at a law or equity) is filed by Borrower or any Obligor or for all or any part of its property; or

           (i)any default in respect of any Indebtedness of Borrower or any Obligor (other than Indebtedness owing to Lender), in any case in an amount in excess of $250,000 (other than the existing defaults in respect of the Indebtedness described at Section 9.9(h) hereof), which default continues for more than the applicable cure period, if any, with respect thereto, or any default by Borrower or any Obligor under any Material Contract, which default continues for more than the applicable cure period, if any, with respect thereto and/or is not waived in writing by the other parties thereto;

           (j)any material provision hereof or of any of the other Financing Agreements shall for any reason cease to be valid, binding and enforceable with respect to any party hereto or thereto (other than Lender) in accordance with its terms, or any such party shall challenge the enforceability hereof or thereof, or shall assert in writing, or take any action or fail to take any action based on the assertion that any provision hereof or of any of the other Financing Agreements has ceased to be or is otherwise not valid, binding or enforceable in accordance with its terms, or any security interest provided for herein or in any of the other Financing Agreements shall cease to be a valid and perfected first priority security interest in any of the Collateral purported to be subject thereto (except as otherwise permitted herein or therein);

           (k)an ERISA Event shall occur which results in or could reasonably be expected to result in liability of Borrower in an aggregate amount in excess of $250,000;

           (l)any Change of Control;

           (m)the indictment by any Governmental Authority, or as Lender may reasonably and in good faith determine, the threatened indictment by any Governmental Authority of Borrower or any Obligor of which Borrower, any Obligor or Lender receives notice, in either case, as to which there is a reasonable possibility of an adverse determination, in the good faith determination of Lender, under any criminal statute, or commencement or threatened commencement of criminal or civil proceedings against Borrower pursuant to which statute or proceedings the penalties or remedies sought or available include forfeiture of (i) any of the Collateral having a value in excess of $250,000 or (ii) any other property of Borrower which is necessary or material to the conduct of its business;

           (n)there shall be a material adverse change in the business, assets or prospects of Borrower or any Obligor after the date hereof; or

           (o)any party (other than Borrower) to any of the Split Dollar

                                      (74)




Agreements (as such terms are defined in each of the Collateral Assignments of Life Insurance Policies), revokes or terminates, or purports to revoke or terminate, or fails to perform any of the terms, covenants, conditions or provisions of, such Split Dollar Agreement or other agreement of such party in favor of Lender;

           (p)there shall be an event of default under any of the other Financing Agreements.

     10.2  Remedies.

           (a)At any time an Event of Default exists or has occurred and is continuing, Lender shall have all rights and remedies provided in this Agreement, the other Financing Agreements, the UCC and other applicable law, all of which rights and remedies may be exercised without notice to or consent by Borrower or any Obligor, except as such notice or consent is expressly provided for hereunder or required by applicable law. All rights, remedies and powers granted to Lender hereunder, under any of the other Financing Agreements, the UCC or other applicable law, are cumulative, not exclusive and enforceable, in Lender's discretion, alternatively, successively, or concurrently on any one or more occasions, and shall include, without limitation, the right to apply to a court of equity for an injunction to restrain a breach or threatened breach by Borrower of this Agreement or any of the other Financing Agreements. Lender may, at any time or times, proceed directly against Borrower or any Obligor to collect the Obligations without prior recourse to any Obligor or any of the Collateral.

           (b)Without limiting the foregoing, at any time an Event of Default exists or has occurred and is continuing, Lender may, in its discretion and, without limitation, (i) accelerate the payment of all Obligations and demand immediate payment thereof to Lender (provided, that, upon the occurrence of any Event of Default described in Sections 10.1(g) and 10.1(h), all Obligations shall automatically become immediately due and payable), (ii) with or without judicial process or the aid or assistance of others, enter upon any premises on or in which any of the Collateral may be located and take possession of the Collateral or complete processing, manufacturing and repair of all or any portion of the Collateral, (iii) require Borrower, at Borrower's expense, to assemble and make available to Lender any part or all of the Collateral at any place and time designated by Lender, (iv) collect, foreclose, receive, appropriate, setoff and realize upon any and all Collateral, (v) remove any or all of the Collateral from any premises on or in which the same may be located for the purpose of effecting the sale, foreclosure or other disposition thereof or for any other purpose, (vi) sell, lease, transfer, assign, deliver or otherwise dispose of any and all Collateral (including entering into contracts with respect thereto, public or private sales at any exchange, broker's board, at any office of Lender or elsewhere) at such prices or terms as Lender may deem reasonable, for cash, upon credit or for future delivery, with the Lender having the right to purchase the whole or any part of the Collateral at any such public sale, all of the foregoing being free from any right or equity of redemption of Borrower, which right or equity of redemption is hereby expressly waived and released by Borrower and/or (vii) terminate this Agreement. If any of the Collateral is sold or leased by Lender upon credit terms or for future

                                      (75)




delivery, the Obligations shall not be reduced as a result thereof until payment therefor is finally collected by Lender. If notice of disposition of Collateral is required by law, ten (10) days prior notice by Lender to Borrower designating the time and place of any public sale or the time after which any private sale or other intended disposition of Collateral is to be made, shall be deemed to be reasonable notice thereof and Borrower waives any other notice. In the event Lender institutes an action to recover any Collateral or seeks recovery of any Collateral by way of prejudgment remedy, Borrower waives the posting of any bond which might otherwise be required. At any time an Event of Default exists or has occurred and is continuing, upon Lender's request, Borrower will either, as Lender shall specify, furnish cash collateral to the issuer to be used to secure and fund Lender's reimbursement obligations to the issuer in connection with any Letter of Credit Accommodations or furnish cash collateral to Lender for the Letter of Credit Accommodations. Such cash collateral shall be in the amount equal to one hundred ten (110%) percent of the amount of the Letter of Credit Accommodations plus the amount of any fees and expenses payable in connection therewith through the end of the expiration of such Letter of Credit Accommodations.

           (c)Lender may, at any time or times that an Event of Default exists or has occurred and is continuing, enforce Borrower's rights against any account debtor, secondary obligor or other obligor in respect of any of the Accounts or other Receivables. Without limiting the generality of the foregoing, Lender may at such time or times (i) notify any or all account debtors, secondary obligors or other obligors in respect thereof that the Receivables have been assigned to Lender and that Lender has a security interest therein and Lender may direct any or all account debtors, secondary obligors and other obligors to make payment of Receivables directly to Lender,
(ii) extend the time of payment of, compromise, settle or adjust for cash, credit, return of merchandise or otherwise, and upon any terms or conditions, any and all Receivables or other obligations included in the Collateral and thereby discharge or release the account debtor or any secondary obligors or other obligors in respect thereof without affecting any of the Obligations,
(iii) demand, collect or enforce payment of any Receivables or such other obligations, but without any duty to do so, and Lender shall not be liable for its failure to collect or enforce the payment thereof nor for the negligence of its agents or attorneys with respect thereto and (iv) take whatever other action Lender may deem necessary or desirable for the protection of its interests. At any time that an Event of Default exists or has occurred and is continuing, at Lender's request, all invoices and statements sent to any account debtor shall state that the Accounts and such other obligations have been assigned to Lender and are payable directly and only to Lender and Borrower shall deliver to Lender such originals of documents evidencing the sale and delivery of goods or the performance of services giving rise to any Accounts as Lender may require. In the event any account debtor returns Inventory when an Event of Default exists or has occurred and is continuing, Borrower shall, upon Lender's request, hold the returned Inventory in trust for Lender, segregate all returned Inventory from all of its other property, dispose of the returned Inventory solely according to Lender's instructions, and not issue any credits, discounts or allowances with respect thereto without Lender's prior written consent.

                                      (76)




           (d)To the extent that applicable law imposes duties on Lender to exercise remedies in a commercially reasonable manner (which duties cannot be waived under such law), Borrower acknowledges and agrees that it is not commercially unreasonable for Lender (i) to fail to incur expenses reasonably deemed significant by Lender to prepare Collateral for disposition or otherwise to complete raw material or work in process into finished goods or other finished products for disposition, (ii) to fail to obtain third party consents for access to Collateral to be disposed of, or to obtain or, if not required by other law, to fail to obtain consents of any Governmental Authority or other third party for the collection or disposition of Collateral to be collected or disposed of, (iii) to fail to exercise collection remedies against account debtors, secondary obligors or other persons obligated on Collateral or to remove liens or encumbrances on or any adverse claims against Collateral, (iv) to exercise collection remedies against account debtors and other persons obligated on Collateral directly or through the use of collection agencies and other collection specialists, (v) to advertise dispositions of Collateral through publications or media of general circulation, whether or not the Collateral is of a specialized nature, (vi) to contact other persons, whether or not in the same business as Borrower for expressions of interest in acquiring all or any portion of the Collateral,
(vii) to hire one or more professional auctioneers to assist in the disposition of Collateral, whether or not the collateral is of a specialized nature, (viii) to dispose of Collateral by utilizing Internet sites that provide for the auction of assets of the types included in the Collateral or that have the reasonable capability of doing so, or that match buyers and sellers of assets, (ix) to dispose of assets in wholesale rather than retail markets, (x) to disclaim disposition warranties, (xi) to purchase insurance or credit enhancements to insure Lender against risks of loss, collection or disposition of Collateral or to provide to Lender a guaranteed return from the collection or disposition of Collateral, or (xii) to the extent deemed appropriate by Lender, to obtain the services of other brokers, investment bankers, consultants and other professionals to assist Lender in the collection or disposition of any of the Collateral. Borrower acknowledges that the purpose of this Section is to provide non-exhaustive indications of what actions or omissions by Lender would not be commercially unreasonable in Lender's exercise of remedies against the Collateral and that other actions or omissions by Lender shall not be deemed commercially unreasonable solely on account of not being indicated in this Section. Without limitation of the foregoing, nothing contained in this Section shall be construed to grant any rights to Borrower or to impose any duties on Lender that would not have been granted or imposed by this Agreement or by applicable law in the absence of this Section.

           (e)For the purpose of enabling Lender to exercise the rights and remedies hereunder, Borrower hereby grants to Lender, to the extent assignable, an irrevocable, non-exclusive license (exercisable without payment of royalty or other compensation to Borrower) to use, assign, license or sublicense any of the trademarks, service-marks, trade names, business names, trade styles, designs, logos and other source of business identifiers and other Intellectual Property and general intangibles now owned or hereafter acquired by Borrower, wherever the same maybe located, including in such license reasonable access to all media in which any of the licensed items may be recorded or stored and to all computer programs used for the compilation or

                                      (77)




printout thereof.

           (f)Lender may apply the cash proceeds of Collateral actually received by Lender from any sale, lease, foreclosure or other disposition of the Collateral to payment of the Obligations, in whole or in part and in such order as Lender may elect, whether or not then due. Borrower shall remain liable to Lender for the payment of any deficiency with interest at the highest rate provided for herein and all costs and expenses of collection or enforcement, including attorneys' fees and legal expenses.

           (g)Without limiting the foregoing, upon the occurrence of a Default or Event of Default, Lender may, at its option, without notice, (i) cease making Loans or arranging for Letter of Credit Accommodations or reduce the lending formulas or amounts of Loans and Letter of Credit Accommodations available to Borrower (ii) terminate any provision of this Agreement providing for any future Loans or Letter of Credit Accommodations to be made by Lender to Borrower and/or (iii) establish such Reserves as Lender determines without limitation or restriction, notwithstanding anything to the contrary contained herein.

     10.3  Confession of Judgment.

           (a)Borrower, to the extent permitted by law, and without the further consent of or notice to Borrower, hereby irrevocably and unconditionally authorizes the Prothonontary, Clerk of Court, or any attorney of any court of record in the Commonwealth of Pennsylvania, or any other jurisdiction, as attorney for Borrower to appear for Borrower in such court and confess judgment against Borrower and in favor of Lender, at any time on or after an Event of Default exists or has occurred and is continuing, for all or any portion of the Obligations (including, but not limited to, principal, interest, fees, costs and expenses and including reasonable attorneys' fees and legal expenses not to exceed ten (10%) percent of the outstanding and unpaid Obligations), for which this Agreement or a verified copy hereof shall be sufficient warrant. The authority to enter judgment shall not be exhausted by one exercise hereof, but, to the extent permitted by law, shall continue from time to time until final payment and satisfaction in full of all of the Obligations. The foregoing right and remedy is in addition to and not in lieu of any other right or remedy available to Lender under this Agreement, the other Financing Agreements, applicable law or otherwise.

           (b)Borrower, being fully aware of its right to notice and a hearing concerning the validity of any and all claims that may be asserted against Borrower by Lender before a judgment can be entered hereunder or before execution may be levied on such judgment against any and all property of Borrower, hereby waives each of these rights and agrees and consents to judgment being entered by confession in accordance with the terms hereof and execution being levied on such judgment against any and all property of Borrower, in each case without first giving notice and the opportunity to be heard on the validity of the claim or claims upon which such judgment is entered.

                                      (78)




SECTION 11.  JURY TRIAL WAIVER; OTHER WAIVERS AND CONSENTS; GOVERNING LAW


     11.1  Governing Law; Choice of Forum; Service of Process; Jury Trial
Waiver.

           (a)The validity, interpretation and enforcement of this Agreement and the other Financing Agreements and any dispute arising out of the relationship between the parties hereto, whether in contract, tort, equity or otherwise, shall be governed by the internal laws of the State of New York but excluding any principles of conflicts of law or other rule of law that would cause the application of the law of any jurisdiction other than the laws of the State of New York.

           (b)Borrower and Lender irrevocably consent and submit to the non-exclusive jurisdiction of the Supreme Court of the State of New York in New York County and the United States District Court for the Southern, District of New York, whichever Lender may elect, and waive any objection based on venue or forum non conveniens with respect to any action instituted therein arising under this Agreement or any of the other Financing Agreements or in any way connected with or related or incidental to the dealings of the parties hereto in respect of this Agreement or any of the other Financing Agreements or the transactions related hereto or thereto, in each case whether now existing or hereafter arising, and whether in contract, tort, equity or otherwise, and agree that any dispute with respect to any such matters shall be heard only in the courts described above (except that Lender shall have the right to bring any action or proceeding against Borrower or its property in the courts of any other jurisdiction which Lender deems necessary or appropriate in order to realize on the Collateral or to otherwise enforce its rights against Borrower or its property).

           (c)Borrower hereby waives personal service of any and all process upon it and consents that all such service of process may be made by certified mail (return receipt requested) directed to its address set forth herein and service so made shall be deemed to be completed five (5) days after the same shall have been so deposited in the U.S. mails, or, at Lender's option, by service upon Borrower in any other manner provided under the rules of any such courts. Within thirty (30) days after such service, Borrower shall appear in answer to such process, failing which Borrower shall be deemed in default and judgment may be entered by Lender against Borrower for the amount of the claim and other relief requested.

           (d)BORROWER AND LENDER EACH HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (i) ARISING UNDER THIS AGREEMENT OR ANY OF THE OTHER FINANCING AGREEMENTS OR (ii) IN ANY WAY
CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO IN RESPECT OF THIS AGREEMENT OR ANY OF THE OTHER FINANCING AGREEMENTS OR THE TRANSACTIONS RELATED HERETO OR THERETO IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER IN CONTRACT, TORT, EQUITY OR OTHERWISE.
BORROWER AND LENDER EACH HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY AND THAT BORROWER OR LENDER MAY FILE AN ORIGINAL COUNTERPART OF A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE
PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

                                      (79)




           (e)Lender shall not have any liability to Borrower (whether in tort, contract, equity or otherwise) for losses suffered by Borrower in connection with, arising out of, or in any way related to the transactions or relationships contemplated by this Agreement, or any act, omission or event occurring in connection herewith, unless it is determined by a final and non-appealable judgment or court order binding on Lender, that the losses were the result of acts or omissions constituting gross negligence or willful misconduct of Lender. In any such litigation, Lender shall be entitled to the benefit of the rebuttable presumption that it acted in good faith and with the exercise of ordinary care in the performance by it of the terms of this Agreement. Except as prohibited by law, Borrower waives any right which it may have to claim or recover in any litigation with Lender any special, exemplary, punitive or consequential damages or any damages other than, or in addition to, actual damages. Borrower: (i) certifies that neither Lender nor any representative, agent or attorney acting for or on behalf of Lender has represented, expressly or otherwise, that Lender would not, in the event of litigation, seek to enforce any of the waivers provided for in this Agreement or any of the other Financing Agreements and (ii) acknowledges that in entering into this Agreement and the other Financing Agreements, Lender is relying upon, among other things, the waivers and certifications set forth in this Section 11.1 and elsewhere herein and therein.

     11.2 Waiver of Notices. Borrower hereby expressly waives demand, presentment, protest and notice of protest and notice of dishonor with respect to any and all instruments and chattel paper, included in or evidencing any of the Obligations or the Collateral, and any and all other demands and notices of any kind or nature whatsoever with respect to the Obligations, the Collateral and this Agreement, except such as are expressly provided for herein. No notice to or demand on Borrower which Lender may elect to give shall entitle Borrower to any other or further notice or demand in the same, similar or other circumstances.

     11.3 Amendments and Waivers. Neither this Agreement nor any provision hereof shall be amended, modified, waived or discharged orally or by course of conduct, but only by a written agreement signed by an authorized officer of Lender, and as to amendments, as also signed by an authorized officer of Borrower. Lender shall not, by any act, delay, omission or otherwise be deemed to have expressly or impliedly waived any of its rights, powers and/or remedies unless such waiver shall be in writing and signed by an authorized officer of Lender. Any such waiver shall be enforceable only to the extent specifically set forth therein. A waiver by Lender of any right, power and/or remedy on any one occasion shall not be construed as a bar to or waiver of any such right, power and/or remedy which Lender would otherwise have on any future occasion, whether similar in kind or otherwise.

     11.4 Waiver of Counterclaims. Borrower waives all rights to interpose any claims, deductions, setoffs or counterclaims of any nature (other then compulsory counterclaims) in any action or proceeding with respect to this Agreement, the Obligations, the Collateral or any matter arising therefrom or relating hereto or thereto.

     11.5 Indemnification. Borrower shall indemnify and hold Lender, and its directors, agents, employees and counsel, harmless from and against any and

                                      (80)




all losses, claims, damages, liabilities, costs or expenses imposed on, incurred by or asserted against any of them in connection with any litigation, investigation, claim or proceeding commenced or threatened related to the negotiation, preparation, execution, delivery, enforcement, performance or administration of this Agreement, any other Financing Agreements, or any undertaking or proceeding related to any of the transactions contemplated hereby or any act, omission, event or transaction related or attendant thereto, including amounts paid in settlement, court costs, and the fees and expenses of counsel. To the extent that the undertaking to indemnify, pay and hold harmless set forth in this Section may be unenforceable because it violates any law or public policy, Borrower shall pay the maximum portion which it is permitted to pay under applicable law to Lender in satisfaction of indemnified matters under this Section. To the extent permitted by applicable law, Borrower shall not assert, and Borrower hereby waives, any claim against Lender, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Agreement, any of the other Financing Agreements or any undertaking or transaction contemplated hereby. The foregoing indemnity shall survive the payment of the Obligations and the termination or non-renewal of this Agreement.

SECTION 12.  TERM OF AGREEMENT; MISCELLANEOUS

     12.1  Term.

           (a)This Agreement and the other Financing Agreements shall become effective as of the date set forth on the first page hereof and shall continue in full force and effect for a term ending on the date three (3) years from the date hereof (the "Renewal Date"), and from year to year thereafter, unless sooner terminated pursuant to the terms hereof. Lender or Borrower may terminate this Agreement and the other Financing Agreements effective on the Renewal Date or on the anniversary of the Renewal Date in any year by giving to the other party at least ninety (90) days prior written notice; provided, that, this Agreement and all other Financing Agreements must be terminated simultaneously. In addition, Borrower may terminate this Agreement at any time upon ten (10) days prior written notice to Lender (which notice shall be irrevocable) and Lender may terminate this Agreement at any time on or after an Event of Default. Upon the effective date of termination or non-renewal of this Agreement, Borrower shall pay to Lender, in full, all outstanding and unpaid Obligations and shall furnish cash collateral to Lender (or at Lender's option, a letter of credit issued for the account of Borrower and at Borrower's expense, in form and substance satisfactory to Lender, by an issuer acceptable to Lender and payable to Lender as beneficiary) in such amounts as Lender determines are reasonably necessary to secure (or reimburse) Lender from loss, cost, damage or expense, including attorneys' fees and legal expenses, in connection with any contingent Obligations, including issued and outstanding Letter of Credit Accommodations and checks or other payments provisionally credited to the Obligations and/or as to which Lender has not yet received final and indefeasible payment and any continuing obligations of Lender to any bank or other financial institution under or pursuant to any Deposit Account Control Agreement. The amount of such cash collateral (or letter of credit, as Lender may determine) as to any Letter of Credit Accommodations shall be in the amount equal to one hundred ten (110%) percent

                                      (81)




of the amount of the Letter of Credit Accommodations plus the amount of any fees and expenses payable in connection therewith through the end of the latest expiration date of such Letter of Credit Accommodations. Such payments in respect of the Obligations and cash collateral shall be remitted by wire transfer in Federal funds to such bank account of Lender, as Lender may, in its discretion, designate in writing to Borrower for such purpose. Interest shall be due until and including the next business day, if the amounts so paid by Borrower to the bank account designated by Lender are received in such bank account later than 12:00 noon, New York time.

           (b)No termination of this Agreement or the other Financing Agreements shall relieve or discharge Borrower of its respective duties, obligations and covenants under this Agreement or the other Financing Agreements until all Obligations have been fully and finally discharged and paid, and Lender's continuing security interest in the Collateral and the rights and remedies of Lender hereunder, under the other Financing Agreements and applicable law, shall remain in effect until all such Obligations have been fully and finally discharged and paid. Accordingly, Borrower waives any rights which it may have under the UCC to demand the filing of termination statements with respect to the Collateral, and Lender shall not be required to send such termination statements to Borrower, or to file them with any filing office, unless and until this Agreement is terminated in accordance with its terms and all of the Obligations are paid and satisfied in full in immediately available funds.

           (c)If for any reason this Agreement is terminated prior to the end of the then current term or renewal term of this Agreement, in view of the impracticality and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of Lender's lost profits as a result thereof, Borrower agrees to pay to Lender, upon the effective date of such termination, an early termination fee in the amount set forth below if such termination is effective in the period indicated:

Amount                                 Period
------                                 ------
(i)two (2%) percent of                 From the date hereof to and
the Maximum Credit                     including December 3, 2004

(ii)one (1%) percent of                From December 4, 2004  to and
the Maximum Credit                     including December 3, 2005

(iii)one-half (.50%)                   From December 4, 2005 to and
percent of the Maximum                 including December 2, 2006 or if
Credit                                 the term of this Agreement is
                                       extended, at any time prior to
                                       the end of the then current
                                       term.

Such early termination fee shall be presumed to be the amount of damages sustained by Lender as a result of such early termination and Borrower agrees that it is reasonable under the circumstances currently existing. In addition, Lender shall be entitled to such early termination fee upon the occurrence of any Event of Default described in Sections 10.1(g) and 10.1(h)

                                      (82)




hereof, even if Lender does not exercise its right to terminate this Agreement, but elects, at its option, to provide financing to Borrower or permit the use of cash collateral under the United States Bankruptcy Code. The early termination fee provided for in this Section 12.1 shall be deemed included in the Obligations.

     12.2  Interpretative Provisions.

           (a)All terms used herein which are defined in Article 1 or Article 9 of the UCC shall have the meanings given therein unless otherwise defined in this Agreement.

           (b)All references to the plural herein shall also mean the singular and to the singular shall also mean the plural unless the context otherwise requires.

           (c)All references to Borrower and Lender pursuant to the definitions set forth in the recitals hereto, or to any other person herein, shall include their respective successors and assigns.

           (d)The words "hereof", "herein", "hereunder", "this Agreement" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not any particular provision of this Agreement and as this Agreement now exists or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

           (e)The word "including" when used in this Agreement shall mean "including, without limitation".

           (f)All references to the term "good faith" used herein when applicable to Lender shall mean, notwithstanding anything to the contrary contained herein or in the UCC, honesty in fact in the conduct or transaction concerned. Borrower shall have the burden of proving any lack of good faith on the part of Lender alleged by Borrower at any time.

           (g)An Event of Default shall exist or continue or be continuing until such Event of Default is waived in accordance with Section 11.3 or is cured in a manner satisfactory to Lender, if such Event of Default is capable of being cured as determined by Lender.

           (h)Any accounting term used in this Agreement shall have, unless otherwise specifically provided herein, the meaning customarily given in accordance with GAAP, and all financial computations hereunder shall be computed unless otherwise specifically provided herein, in accordance with GAAP as consistently applied and using the same method for inventory valuation as used in the preparation of the financial statements of Borrower most recently received by Lender prior to the date hereof. Notwithstanding anything to the contrary contained in GAAP or any interpretations or other pronouncements by the Financial Accounting Standards Board or otherwise, the term "unqualified opinion" as used herein to refer to opinions or reports provided by accountants shall mean an opinion or report that is not only unqualified but also does not include any explanatory note or language,

                                      (83)




including any explanation, supplemental comment or other comment concerning the ability of the applicable person to continue as a going concern or otherwise.

           (i)In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including", the words "to" and "until" each mean "to but excluding" and the word "through" means "to and including".

           (j)Unless otherwise expressly provided herein, (i) references herein to any agreement, document or instrument shall be deemed to include all subsequent amendments, modifications, supplements, extensions, renewals, restatements or replacements with respect thereto, but only to the extent the same are not prohibited by the terms hereof or of any other Financing Agreement, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, recodifying, supplementing or interpreting the statute or regulation.

           (k)The captions and headings of this Agreement are for convenience of reference only and shall not affect the interpretation of this Agreement.

           (l)This Agreement and other Financing Agreements may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and shall each be performed in accordance with their terms.

           (m)This Agreement and the other Financing Agreements are the result of negotiations among and have been reviewed by counsel to Lender and the other parties, and are the products of all parties. Accordingly, this Agreement and the other Financing Agreements shall not be construed against Lender merely because of Lender's involvement in their preparation.

     12.3 Notices. All notices, requests and demands hereunder shall be in writing and deemed to have been given or made: if delivered in person, immediately upon delivery; if by telex, telegram or facsimile transmission, immediately upon sending and upon confirmation of receipt; if by nationally recognized overnight courier service with instructions to deliver the next Business Day, one (1) Business Day after sending; and if by certified mail, return receipt requested, five (5) days after mailing. All notices, requests and demands upon the parties are to be given to the following addresses (or to such other address as any party may designate by notice in accordance with this Section):

                 If to Borrower:          Reunion Industries, Inc.
                                          11 Stanwix Street, Suite 1400
                                          Pittsburgh, Pennsylvania 15222
                                          Attention: President
                                          Telephone No.: 412-281-2111
                                          Telecopy No.: 412-281-4700

                                      (84)




                 If to Lender:            Congress Financial Corporation
                                          1133 Avenue of the Americas
                                          New York, New York 10036
                                          Attention: Portfolio Manager -
                                          Reunion Industries
                                          Telephone No.: 212-545-4230
                                          Telecopy No.:   212-545-4420

     12.4 Partial Invalidity. If any provision of this Agreement is held to be invalid or unenforceable, such invalidity or unenforceability shall not invalidate this Agreement as a whole, but this Agreement shall be construed as though it did not contain the particular provision held to be invalid or unenforceable and the rights and obligations of the parties shall be construed and enforced only to such extent as shall be permitted by applicable law.

     12.5  Confidentiality.

           (a)Lender shall use all reasonable efforts to keep confidential, in accordance with its customary procedures for handling confidential information and safe and sound lending practices, any non-public information supplied to it by Borrower pursuant to this Agreement which is clearly and conspicuously marked as confidential at the time such information is furnished by Borrower to Lender, provided, that, nothing contained herein shall limit the disclosure of any such information: (i) to the extent required by statute, rule, regulation, subpoena or court order, (ii) to bank examiners and other regulators, auditors and/or accountants, in connection with any litigation to which Lender is a party, (iii) to Participant or to any Affiliate of Participant (or prospective Participant) or Affiliate of Lender, so long as such Person shall have been instructed to treat such information as confidential in accordance with this Section 12.5, or (iv) to counsel for Lender or Participant (or prospective Participant).

           (b)In the event that Lender receives a request or demand to disclose any confidential information pursuant to any subpoena or court order, Lender, agrees (i) to the extent permitted by applicable law or if permitted by applicable law, to the extent Lender determines in good faith that it will not create any risk of liability to Lender, Lender will promptly notify Borrower of such request so that Borrower may seek a protective order or other appropriate relief or remedy and (ii) if disclosure of such information is required, disclose such information and, subject to reimbursement by Borrower of Lender's expenses, cooperate with Borrower in the reasonable efforts to obtain an order or other reliable assurance that confidential treatment will be accorded to such portion of the disclosed information which Borrower so designates, to the extent permitted by applicable law or if permitted by applicable law, to the extent Borrower or Lender determines in good faith that it will not create any risk of liability to Lender.

           (c)In no event shall this Section 12.5 or any other provision of this Agreement, any of the other Financing Agreements or applicable law be deemed: (i) to apply to or restrict disclosure of information that has been or is made public by Borrower, or any third party or otherwise becomes generally available to the public other than as a result of a disclosure in violation hereof, (ii) to apply to or restrict disclosure of information that was or

                                      (85)




becomes available to Lender (or any Affiliate of Lender) on a non-confidential basis from a person other than Borrower, (iii) to require Lender to return any materials furnished by Borrower to Lender or prevent Agent Lender from responding to routine informational requests in accordance with the Code of Ethics for the Exchange of Credit Information promulgated by The Robert Morris Associates or other applicable industry standards relating to the exchange of credit information. The obligations of Lender under this
Section 12.5 shall supersede and replace the obligations of Lender under any confidentiality letter signed prior to the date hereof.

           (d)Notwithstanding anything to the contrary set forth herein or in any of the other Financing Agreements or any other written or oral understanding or agreement, (i) any obligations of confidentiality contained herein, in any of the other Financing Agreements or any such other understanding or agreement do not apply and have not applied from the commencement of discussions between the parties to the tax treatment and tax structure of the transactions contemplated herein (and any related transactions or arrangements), and (ii) each party (and each of its employees, representatives, or other agents) may disclose to any and all persons the tax treatment and tax structuring of the transactions contemplated herein and all materials of any kind (including opinions or other tax analyses) that are provided to such party relating to such tax treatment and tax structure, all within the meaning of Treasury Regulation Section 1.6011-4; provided, that, each party recognizes that the privilege that it may, in its discretion, maintain with respect to the confidentiality of a communication relating to the transactions contemplated herein, including a confidential communication with its attorney or a confidential communication with a federally authorized tax practitioner under Section 7525 of the Internal Revenue Code, is not intended to be affected by the foregoing. Borrower does not intend to treat the Loans and related transactions as being a "reportable transaction" (within the meaning of Treasury Regulation Section 1.6011-4). In the event Borrower determines to take any action inconsistent with such intention, it will promptly notify Lender thereof. Borrower acknowledges that Lender may treat the Loans as part of a transaction that is subject to Treasury Regulation
Section 1.6011-4 or Section 301.6112-1, and the Lender may file such IRS forms or maintain such lists and other records as it may determine is required by such Treasury Regulations.

     12.6 Successors. This Agreement, the other Financing Agreements and any other document referred to herein or therein shall be binding upon and inure to the benefit of and be enforceable by Lender, Borrower and their respective successors and assigns, except that Borrower may not assign its rights under this Agreement, the other Financing Agreements and any other document referred to herein or therein without the prior written consent of Lender. Lender may, after notice to Borrower, assign its rights and delegate its obligations under this Agreement and the other Financing Agreements and further may assign, or sell participations in, all or any part of the Loans, the Letter of Credit Accommodations or any other interest herein to another financial institution or other person on terms and conditions acceptable to Lender.

     12.7 Entire Agreement. This Agreement, the other Financing Agreements, any supplements hereto or thereto, and any instruments or documents delivered or to be delivered in connection herewith or therewith represents the entire

                                      (86)




agreement and understanding concerning the subject matter hereof and thereof between the parties hereto, and supersede all other prior agreements, understandings, negotiations and discussions, representations, warranties, commitments, proposals, offers and contracts concerning the subject matter hereof, whether oral or written. In the event of any inconsistency between the terms of this Agreement and any schedule or exhibit hereto, the terms of this Agreement shall govern.

     12.8 Counterparts, Etc. This Agreement or any of the other Financing Agreements may be executed in any number of counterparts, each of which shall be an original, but all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of this Agreement or any of the other Financing Agreements by telefacsimile shall have the same force and effect as the delivery of an original executed counterpart of this Agreement or any of such other Financing Agreements. Any party delivering an executed counterpart of any such agreement by telefacsimile shall also deliver an original executed counterpart, but the failure to do so shall not affect the validity, enforceability or binding effect of such agreement.

IN WITNESS WHEREOF, Lender and Borrower have caused these presents to be duly executed as of the day and year first above written.


LENDER

CONGRESS FINANCIAL CORPORATION

By:

Title:

Address:

1133 Avenue of the Americas
New York, New York 10036


BORROWER

REUNION INDUSTRIES, INC.

By:

Title:

Chief Executive Office:

11 Stanwix Street, Suite 1400
Pittsburgh, Pennsylvania 15236

                                      (87)




                                  EXHIBIT B
                                     TO
                        LOAN AND SECURITY AGREEMENT

                          Compliance Certificate

To:  Congress Financial Corporation
     1133 Avenue of the Americas
     New York, New York 10036

Ladies and Gentlemen:

     I hereby certify to you pursuant to Section 9.6 of the Loan Agreement (as defined below) as follows:

     1. I am the duly elected Chief Financial Officer of Reunion Industries, Inc., a Delaware corporation ("Borrower"). Capitalized terms used herein without definition shall have the meanings given to such terms in the Loan and Security Agreement, dated ______, 2003, by and between Congress Financial Corporation ("Lender") and Borrower (as such Loan and Security Agreement is amended, modified or supplemented, from time to time, the "Loan Agreement").

     2. I have reviewed the terms of the Loan Agreement, and have made, or have caused to be made under my supervision, a review in reasonable detail of the transactions and the financial condition of Borrower and each of its Subsidiaries, during the immediately preceding fiscal month.

     3. The review described in Section 2 above did not disclose the existence during or at the end of such fiscal month, and I have no knowledge of the existence and continuance on the date hereof, of any condition or event which constitutes a Default or an Event of Default, except as set forth on
Schedule I attached hereto. Described on Schedule I attached hereto are the exceptions, if any, to this Section 3 listing, in detail, the nature of the condition or event, the period during which it has existed and the action which Borrower or any Obligor has taken, is taking, or proposes to take with respect to such condition or event.

     4. I further certify that, based on the review described in Section 2 above, Borrower and its Subsidiaries have not at any time during or at the end of such fiscal month, except as specifically described on Schedule II attached hereto or as permitted by the Loan Agreement, done any of the following:

         (a)Changed its respective corporate name, or transacted business under any trade name, style, or fictitious name, other than those previously described to you and set forth in the Financing Agreements.

         (b)Changed the location of its chief executive office, changed its jurisdiction of incorporation, changed its type of organization or changed the location of or disposed of any of its properties or assets (other than pursuant to the sale of Inventory in the ordinary course of its business or as otherwise permitted by Section 9.7 of the Loan Agreement), or established any new asset locations.

         (c)Materially changed the terms upon which it sells goods (including sales on consignment) or provides services, nor has any vendor or trade supplier to Borrower or any Obligor during or at the end of such period materially adversely changed the terms upon which it supplies goods to Borrower or such Obligor.

         (d)Permitted or suffered to exist any security interest in or liens on any of its properties, whether real or personal, other than as specifically permitted in the Financing
Agreements.

         (e)Received any notice of, or obtained knowledge of any of the following not previously disclosed to Lender: (i) the occurrence of any event involving the release, spill or discharge of any Hazardous Material in violation of applicable Environmental Law in a material respect or (ii) any investigation, proceeding, complaint, order, directive, claims, citation or notice with respect to: (A) any non-compliance with or violation of any applicable Environmental
Law by Borrower or any Obligor in any material respect or
(B) the release, spill or discharge of any Hazardous
Material in violation of applicable Environmental Law in a material respect or (C) the generation, use, storage, treatment, transportation, manufacture, handling, production or disposal of any Hazardous Materials in violation of applicable Environmental Laws in a material respect or (D) any other environmental, health or safety matter, which has a material adverse effect on Borrower or any Obligor or its business, operations or assets or any properties at which Borrower or such Obligor transported, stored or disposed of any Hazardous Materials.

         (f)Become aware of, obtained knowledge of, or received notification of, any breach or violation of any material covenant contained in any instrument or agreement in respect of Indebtedness for money borrowed by Borrower or any Obligor.

     5. Attached hereto as Schedule III are the calculations used in determining, as of the end of such fiscal month whether Borrower is in compliance with the covenants set forth in Section 9.17, Section 9.18 and 9.20 of the Loan Agreement for such fiscal month.

     The foregoing certifications are made and delivered this day of ___________, 20__.

Very truly yours,
REUNION INDUSTRIES, INC.
By:_______________________
Title:______________________




                                 SCHEDULE 9.18

                                 Minimum EBITDA

Period                              Minimum EBITDA
------                              --------------
(for the twelve consecutive
Months then ended)

(i)        January 31, 2004            $450,000
(ii)       February 29, 2004           $450,000
(iii)      March 31, 2004              $550,000
(iv)       April 30, 2004              $600,000
(v)        May 31, 2004                $650,000
(vi)       June 30, 2004               $650,000
(vii)      July 31, 2004               $550,000
(viii)     August 31, 2004             $550,000
(ix)	     September 30, 2004          $650,000
(x)        October 31, 2004            $650,000
(xi)       November 30, 2004           $600,000
(xii)      December 31, 2004           $600,000
(xiii)     January 31, 2005            $550,000
(xiv)      February 29, 2005           $600,000
(xv)       March 31, 2005              $650,000
(xvi)      April 30, 2005              $650,000
(xvii)     May 31, 2005                $700,000
(xviii)    June 30, 2005               $700,000
(xix)      July 31, 2005               $600,000
(xx)       August 31, 2005             $600,000
(xxi)      September 30, 2005          $700,000
(xxii)     October 31, 2005            $750,000
(xxiii)    November 30, 2005           $650,000
(xxiv)     December 31, 2005           $650,000
(xxv)      January 31, 2006            $650,000
(xxvi)     February 28, 2006           $650,000
(xxvii)    March 31, 2006              $700,000
(xxviii)   April 30, 2006              $700,000
(xxix)     May 31, 2006                $750,000
(xxx)      June 30, 2006               $750,000
(xxxi)     July 31, 2006               $650,000
(xxxii)    August 31, 2006             $650,000
(xxxiii)   September 30, 2006          $750,000
(xxxiv)    October 31, 2006            $800,000
(xxxv)     November 30, 2006           $700,000
(xxxvi)    December 31, 2006 and as    $700,000
at the end of each
calendar month
thereafter






                                 SCHEDULE 9.17

                    Minimum Fixed Charge Coverage Ratio

Period                              Minimum Fixed Charge Coverage Ratio
------                              -----------------------------------
(for the twelve consecutive
months then ended unless
otherwise specified below)

(i)for the three (3) months                     .65 to 1
ended March 31, 2004

(ii)for the six (6) months                      .77 to 1
ended June 30, 2004

(iii)for the nine (9) months                    .77 to 1
ended September 30, 2004

(iv)December 31, 2004                           .80 to 1

(v)March 31, 2005                               .83 to 1

(vi)June 30, 2005                               .85 to 1

(vii)September 30, 2005                         .85 to 1

(viii)December 31, 2005                         .90 to 1

(ix)March 31, 2006                              .95 to 1

(xi)June 30, 2006 and at the
end of each fiscal quarter
thereafter                                        1 to 1