Form 10-Q/A
period 2004-03-31
REUNION INDUSTRIES INC
filed 2004-10-06
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                 FORM 10-Q/A
                              (Amendment No. 1)
(Mark One)

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




    Reunion Industries, Inc. (the "Company", "Reunion Industries" or "Reunion") hereby amends its Quarterly Report on Form 10-Q for the quarter period ended March 31, 2004 (the "Form 10-Q") as follows:



PART I.  FINANCIAL INFORMATION, Item 1.  Financial Statements
-------------------------------------------------------------

1.	The following sentence is hereby added after the third sentence of the second paragraph under the caption "Going Concern" in Note 1 of Notes to Condensed Consolidated Financial Statements on page 7 of the Form 10-Q:

	The Company would also consider selling assets to meets its obligations.


2.	The last sentence of the second paragraph of Note 2 ("Recent
Developments") of Notes to Condensed Consolidated Financial Statements on page 9 of the Form 10-Q is hereby deleted and the following (including the table) is substituted in its place:

	The Settlement resulted in a $3.1 million gain on debt extinguishment, calculated as follows:

                                 Payable
Description                     (Receivable)   Accruals      Totals
-------------------------------  ----------   ----------   ----------
SFSC note receivable             $ (310,000)  $ (155,059)  $ (465,059)
Reserve for interest receivable           -      100,771      100,771
SFSC collateral fee                       -      690,041      690,041
SFSC credit support fee                   -      293,943      293,943
SFSC note payable                 2,998,398    1,501,047    4,499,445
SFSC note payable                   500,000      289,948      789,948
SFSC note payable                   100,000       53,288      153,288
SFSC note payable by assignment   1,017,112      280,166    1,297,278
                                 ----------   ----------   ----------
Totals                           $4,305,510   $3,054,145    7,359,655
                                 ==========   ==========

Less:  Note payable under settlement agreement             (4,290,000)
                                                           ----------
Gain on SFSC litigation settlement                         $3,069,655
                                                           ==========

PART I. FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

1.	In the section captioned "RESULTS OF OPERATIONS," the last sentence of the second paragraph under the sub-caption "Gain on Debt Extinguishment" (which paragraph appears on page 20 of the Form 10-Q) is hereby deleted, and the following (including the table) is substituted in its place:

	The settlement resulted in a $3.1 million gain on debt extinguishment, calculated as follows:

                                 Payable
Description                     (Receivable)   Accruals      Totals
-------------------------------  ----------   ----------   ----------
SFSC note receivable             $ (310,000)  $ (155,059)  $ (465,059)
Reserve for interest receivable           -      100,771      100,771
SFSC collateral fee                       -      690,041      690,041
SFSC credit support fee                   -      293,943      293,943
SFSC note payable                 2,998,398    1,501,047    4,499,445
SFSC note payable                   500,000      289,948      789,948
SFSC note payable                   100,000       53,288      153,288
SFSC note payable by assignment   1,017,112      280,166    1,297,278
                                 ----------   ----------   ----------
Totals                           $4,305,510   $3,054,145    7,359,655
                                 ==========   ==========

Less:  Note payable under settlement agreement             (4,290,000)
                                                           ----------
Gain on SFSC litigation settlement                         $3,069,655
                                                           ==========

2.	In the section captioned "FACTORS THAT COULD AFFECT FUTURE RESULTS," the following sentence is hereby added after the third sentence of the second paragraph under the sub-caption "Reunion is a going concern" (which paragraph appears on page 26 of the Form 10-Q):

	The Company would also consider selling assets to meet its obligations.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  October 6, 2004                       REUNION INDUSTRIES, INC.
       ---------------                            (Registrant)

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

- 4 -