Form 10-Q
period 2004-09-30
REUNION INDUSTRIES INC
filed 2004-11-22
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

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

At October 31, 2004, 16,278,579 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 37 pages.


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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            September 30, 2004 (unaudited) and December 31, 2003          4

          Condensed Consolidated Statement of Operations and
            Comprehensive Income (Loss) for the three and nine
            months ended September 30, 2004 and 2003 (unaudited)          5

          Condensed Consolidated Statement of Cash Flows for the
            nine months ended September 30, 2004 and 2003 (unaudited)     6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       18

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   31

          Item 4.  Controls and Procedures                               31


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     32

          Item 6.  Exhibits and Reports on Form 8-K                      32


SIGNATURES                                                               33

CERTIFICATIONS                                                           34

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           REUNION INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                  AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                (in thousands)

                                          At September 30,     At December 31,
                                                     2004                2003
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    986            $    755
Receivables (net of allowance of
  $365 and $485, respectively)                     12,842              10,031
Advances to employees                                  33                  56
Inventories, net                                   11,013               8,207
Other current assets                                1,677               1,427
                                                 --------            --------
     Total current assets                          26,551              20,476

Property, plant and equipment, net                 13,100              14,197
Due from related parties                            1,041               1,405
Goodwill, net                                      11,007              11,007
Other assets, net                                   4,262               4,438
                                                 --------            --------
Total assets                                     $ 55,961            $ 51,523
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current maturities of debt                       $    651            $    683
Revolving credit facilities                        14,029                   -
Trade payables                                     11,247               9,463
Accrued interest                                    4,721               2,119
Due to related parties                                226               3,276
Other current liabilities                           6,169               7,973
Notes payable                                       4,161               4,161
Notes payable - related parties                       500               5,115
                                                 --------            --------
     Total current liabilities                     41,704              32,790

Long-term debt                                     35,775              41,129
Other liabilities                                   4,897               5,359
                                                 --------            --------
     Total liabilities                             82,376              79,278

Minority interests                                    326                   -

Commitments and contingent liabilities                  -                   -

Stockholders' deficit                             (26,741)            (27,755)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 55,961            $ 51,523
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
           (in thousands, except per share information)(unaudited)

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                      2004       2003       2004       2003
                                    --------   --------   --------   --------
Sales                               $ 20,438   $ 14,707   $ 59,921   $ 54,046
Cost of sales                         17,099     12,178     49,205     44,108
                                    --------   --------   --------   --------
  Gross profit                         3,339      2,529     10,716      9,938
Selling, general & administrative      2,498      2,523      7,785      7,987
Gains on debt extinguishments              -          -     (3,540)         -
Other income, net                       (374)      (270)      (656)      (331)
                                    --------   --------   --------   --------
  Operating profit                     1,215        276      7,127      2,282
Interest expense, net                  2,033      1,737      5,787      5,158
                                    --------   --------   --------   --------
Income (loss) from continuing
  operations before income taxes
  and minority interests                (818)    (1,461)     1,340     (2,876)

Provision for income taxes                 -          -          -          -
                                    --------   --------   --------   --------
Income (loss) from continuing
  operations before minority
  interests                             (818)    (1,461)     1,340     (2,876)

Minority interests                       115          -        326          -
                                    --------   --------   --------   --------
Income (loss) from continuing
  operations                            (933)    (1,461)     1,014     (2,876)
Loss from discontinued operations,
  net of tax of $-0-                       -       (592)         -       (592)
                                    --------   --------   --------   --------

Net and comprehensive income (loss) $   (933)  $ (2,053)  $  1,014   $ (3,468)
                                    ========   ========   ========   ========
Income (loss) applicable to common
  stockholders                      $   (933)  $ (2,053)  $  1,014   $ (3,468)
                                    ========   ========   ========   ========
  Basic income (loss) per share:
Continuing operations               $  (0.06)  $  (0.09)  $   0.06   $  (0.18)
Discontinued operations                    -      (0.04)         -      (0.04)
                                    --------   --------   --------   --------
Income (loss) per share - basic     $  (0.06)  $  (0.13)  $   0.06   $  (0.22)
                                    ========   ========   ========   ========
Weighted average shares
  outstanding - basic                 16,279     16,279     16,279     16,279
                                    ========   ========   ========   ========
  Diluted income (loss) per share:
Continuing operations               $  (0.06)  $  (0.09)  $   0.05   $  (0.18)
Discontinued operations                    -      (0.04)         -      (0.04)
                                    --------   --------   --------   --------
Income (loss) per share - diluted   $  (0.06)  $  (0.13)  $   0.05   $  (0.22)
                                    ========   ========   ========   ========
Weighted average shares
  outstanding - diluted               16,279     16,279     18,798     16,279
                                    ========   ========   ========   ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                (in thousands)
                                 (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                           2004        2003
                                                         --------    --------
Cash used in operating activities                        $ (2,935)   $   (237)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (717)       (207)
Proceeds from sale of property                                  -         305
                                                         --------    --------
Cash (used in) provided by investing activities              (717)         98
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                     1,815        (204)
Issuance of debt                                            3,000       2,500
Repayments of debt                                           (514)     (2,107)
Payments of deferred financing costs                         (418)          -
                                                         --------    --------
Cash provided by financing activities                       3,883         190
                                                         --------    --------

Net increase in cash and cash equivalents                     231          51
Cash and cash equivalents, beginning of period                755         807
                                                         --------    --------
Cash and cash equivalents, end of period                 $    986    $    858
                                                         ========    ========

Interest paid                                            $  1,627    $  1,026
                                                         ========    ========

     Non-cash financing activity:
Debt extinguishments                                     $  3,540           -
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2004

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Form 10-K/A Amendment No. 1 as filed on April 29, 2004 and Form 10-K/A Amendment No. 2 as filed on October 6, 2004.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2004, the Company had a negative working capital position of $14.4 million net of related party obligations and a deficiency in assets of $26.7 million. These conditions raise substantial doubt about the Company?s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Although the Company has obtained a waiver of its default under its revolving credit and term loan facility with Congress, it is investigating the sale of assets to service its debts and meet future obligations as part of a plan to continue in existence. Although we believe we can accomplish this plan, no assurances exist that we will. Failure to accomplish this plan would have an adverse impact on the Company's liquidity, financial position and future operations.

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

     On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC?s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, "Revenue Recognition". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 has not had, and is not expected to have, a material effect on Reunion's financial condition or results of operations.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and awards. Accordingly, no compensation costs for stock options is included in operating results since all awards, if any, are made at exercise prices at or above their fair value on the dates of grants. The following table illustrates the effect on results of operations if the Company had applied fair value recognition provisions of SFAS No. 123 for the three and nine month periods ended September 30, 2004 and 2003 (in thousands, except for per share amount)(unaudited):

                                        3-Mos. Ended         9-Mos. Ended
                                     ------------------   ------------------
                                       2004      2003       2004      2003
                                     --------  --------   --------  --------
Net income (loss) as reported        $   (933) $ (2,053)  $  1,014  $ (3,468)
Deduct: Total stock-based employee
        compensation determined
        under fair value method for
        stock options, net of tax           -         -          -         -
                                     --------  --------   --------  --------
Pro forma loss applicable
  to common stockholders             $   (933) $ (2,053)  $  1,014  $ (3,468)
                                     ========  ========   ========  ========
Basic income (loss) per
  share, as reported                 $  (0.06) $  (0.13)  $   0.06  $  (0.22)
                                     ========  ========   ========  ========
Basic income (loss) per
  share, pro forma                   $  (0.06) $  (0.13)  $   0.06  $  (0.22)
                                     ========  ========   ========  ========
Diluted income (loss) per
  share, as reported                 $  (0.06) $  (0.13)  $   0.05  $  (0.22)
                                     ========  ========   ========  ========
Diluted income (loss) per
  share, pro forma                   $  (0.06) $  (0.13)  $   0.05  $  (0.22)
                                     ========  ========   ========  ========


NOTE 2:  RECENT DEVELOPMENTS

Default and Waiver Under Congress Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a revolving and term loan credit facility with Congress Financial Corporation (Congress). The Congress facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. The minimum EBITDA covenant began in 2004 and requires the Company to maintain minimum monthly amounts of EBITDA ranging from $450,000 in January 2004 to $600,000 in December 2004 with $50,000 to $100,000 increments or decrements occurring during the year. There are also minimum monthly EBITDA amounts required during 2005 and 2006. Through August 2004, the Company achieved the minimum monthly EBITDA required for compliance with this covenant. However, the Company was unable to achieve the required minimum monthly covenant of $650,000 for September 2004, having generated only $604,000 as calculated under the terms of the facility. In November 2004, Congress and the Company entered into an amendment of the revolving and term loan credit facility wherein Congress has waived the minimum EBITDA covenant for September 2004, eliminated the minimum EBITDA covenant for October 2004 and significantly reduced the monthly minimum EBITDA covenant going forward. The Company is now required to maintain minimum monthly amounts of EBITDA of $280,000 in November 2004, $290,000 in December 2004, $350,000 in January
2005, $280,000 in February 2005 and $300,000 per month thereafter. The Company was in compliance with all other financial, affirmative and negative covenants in September 2004, including the required minimum fixed charge coverage ratio of 0.77:1 for the third quarter of 2004, having achieved a third quarter 2004 ratio of 1.17:1. Also as part of the amendment to the revolving and term loan credit facility, Congress eliminated the minimum fixed charge coverage ratio in all future quarters.

Sale of Assets

     The Company's management, having reevaluated the Company's ability to service its debt and meet future obligations, is investigating the sale of certain assets in order to generate liquidity. These asset sales may take one or more forms including, but not limited to, the sale of one or more divisions or piecemeal sales of assets including real estate, buildings, machinery and equipment and/or intangibles. The Company's management cannot provide any assurances that any asset sales will occur or, if asset sales do occur, that such sales will generate sufficient liquidity for the Company.


NOTE 3:  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                          At September 30,        December 31,
                                                     2004                2003
                                          ---------------      --------------
                                              (unaudited)
Congress revolving credit facility               $ 11,029            $  9,214
Congress supplemental revolving credit financing    3,000                   -
Congress term loan                                  2,698               3,175
Note payable due December 1, 2006                   4,200               4,200
Note payable due December 5, 2006 (net of
  warrant value of $60 and $83, respectively)       3,440               3,417
13% senior notes (net of warrant value
  of $234 and $315, respectively)                  21,779              21,750
Notes payable                                       8,451               4,161
Notes payable - related parties                       500               5,115
Capital leases and other                               19                  56
                                                 --------            --------

  Total long-term debt                             55,116              51,088
Classified as current                             (19,341)             (9,959)
                                                 --------            --------
  Long-term debt                                 $ 35,775            $ 41,129
                                                 ========            ========

     Pursuant to EITF 95-22, the Company has classified its Congress revolving credit obligations within current liabilities as of September 30, 2004 as the agreement contains language that implies that Congress has a subjective acceleration clause that it could invoke at any time to accelerate the debt and includes a required lock-box arrangement.

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


NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2004                2003
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $  4,844            $  3,206
Work-in-process                                     4,023               2,077
Finished goods                                      2,146               2,924
                                                 --------            --------
  Inventories                                    $ 11,013            $  8,207
                                                 ========            ========


NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the nine month period ended September 30, 2004 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2004         $163  $25,609  $(51,548) $ (1,979)  $(27,755)
  Activity (unaudited):
Net income                    -        -     1,014         -      1,014
                           ----  -------  --------  --------   --------
At September 30, 2004      $163  $25,609  $(50,534) $ (1,979)  $(26,741)
                           ====  =======  ========  ========   ========

     The computations of basic and diluted earnings (loss) per common share EPS (LPS) for the three and nine month periods ended September 30, 2004 and 2003 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Three months ended September 30, 2004:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $   (933)   16,279  $ (0.06)
                                                                   =======
Dilutive effect of stock options and warrants                   -
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted LPS           $   (933)   16,279  $ (0.06)
                                               ========  ========  =======

     Three months ended September 30, 2003:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (2,053)   16,279  $ (0.13)
                                               ========  ========  =======

     Nine months ended September 30, 2004:
Income available to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  1,014    16,279  $  0.06
                                                                   =======
Dilutive effect of stock options and warrants               2,519
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $  1,014    18,798  $  0.05
                                               ========  ========  =======

     Nine months ended September 30, 2003:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic and diluted LPS                    $ (3,468)   16,279  $ (0.22)
                                               ========  ========  =======

     At September 30, 2004, the Company's stock options outstanding totaled 614,000. Such options included a dilutive component of 157,044 shares for the nine month period ended September 30, 2004. At September 30, 2004, outstanding warrants to purchase the Company's common totaled 2,429,323. Such warrants included a dilutive component of 2,375,330 shares for the nine month period ended September 30, 2004. Because the Company had a loss from operations for the three month period ended September 30, 2004, inclusion of options and warrants has an anti-dilutive effect on LPS. At September 30, 2003, the Company's stock options outstanding totaled 44,000, none of which were at exercise prices below the average market price of the underlying security during the third quarter or first nine months of 2003.

NOTE 6:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. A summary of such legal proceedings follows.

Suit Against Paquet and Paquet Counterclaim

     In the 2002 fourth quarter, the Company filed suit in the District Court for New Jersey against Paquet, a general contractor doing business in the state of New Jersey. The Company contends that it is owed approximately $1.5 million in overdue payments and backcharges related to the supply of structural steel for the construction of a bridge in New Jersey. The defendant has asserted a counterclaim against the Company in the amount of $2.5 million. The parties have agreed to a settlement, in principle, of all claims upon a payment by Paquet to the Company in the amount of $825,000. Finalization of the settlement agreement is pending.

NAPTech Suit

     On or about March 16, 2004, Shaw NAPTech, Inc. ("NAPTech"), as successor by merger to NAPTech, Inc. and NAPTech PS Corporation, filed a suit against the Company in state court in Baton Rouge, Louisiana, to collect payment on a subordinated note issued to NAPTech and assumed by the Company in a January 2001 acquisition. NAPTech claims the amounts due under this note are $3,145,403 in principal plus $1,207,875 in unpaid interest through November 30, 2003 plus interest at 15% per annum on the unpaid principal thereafter. Such amounts are approximately the same as amounts recorded as payable to NAPTech by the Company in the accompanying consolidated balance sheet. The Company has filed an answer to the complaint, in which the Company claims, among other things, that the suit is currently barred by a subordination agreement to which NAPTech is a party and that the Court lacks personal jurisdiction over the Company. The trial court has denied motions concerning certain of the defenses asserted by the Company. However, the trial court?s denial is not a final determination of the defenses, and the Company intends to continue to assert such defenses in the suit and can ultimately appeal such denial. Also named as defendants in the suit are Charles E. Bradley, Sr. (a director of the Company), as guarantor of the subordinated note, and KSB Acquisition Corp. and Hanna Investment Corp. (both of which are affiliates of Mr. Bradley), as pledgors of certain assets securing the note.

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve for the nine-month periods ended September 30, 2004 and 2003 follows (in 000's):

                                                       September 30,
     Description                                     2004        2003
     ------------------------------------------    --------    --------
       Beginning balance                           $    211    $    379
     Add: Provision for estimated future claims          82          47
     Deduct: Cost of claims                             (77)       (227)
                                                   --------    --------
       Ending balance                              $    216    $    199
                                                   ========    ========

NOTE 7:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at September 30, 2004:
------------------------                                         At 09/30
  Metals:                                                        --------
Pressure vessels and springs    $  6,625   $  1,074   $     77   $ 16,510
Cylinders                          4,473        (24)        29      8,479
Grating                            2,449        331          -      1,052
                                --------   --------   --------   --------
  Subtotal Metals                 13,547      1,381        106     26,041

Plastics                           6,891        587         23     14,323
Corporate and other                    -       (141)         -     15,597
                                --------   --------   --------   --------
  Totals                        $ 20,438      1,557   $    129   $ 55,961
                                ========              ========   ========
Depreciation                                   (612)
Interest expense, net                        (2,033)
                                           --------
  Loss from continuing operations before
   income taxes and minority interests     $   (818)
                                           ========

Three months ended September 30,
  2003 and at December 31, 2003:
--------------------------------                                 At 12/31
  Metals:                                                        --------
Pressure vessels and springs    $  4,933   $    719   $      -   $ 13,407
Cylinders                          3,779        238          7      7,877
                                --------   --------   --------   --------
  Subtotal Metals                  8,712        957          7     21,284

Plastics                           5,995        620         35     14,516
Corporate and other                    -       (643)         -     15,723
                                --------   --------   --------   --------
  Totals                        $ 14,707        934   $     42   $ 51,523
                                ========              ========   ========
Depreciation                                   (658)
Interest expense, net                        (1,737)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (1,461)
                                           ========

Nine months ended September 30, 2004:
-------------------------------------
  Metals:
Pressure vessels and springs    $ 18,429   $  3,160   $    285
Cylinders                         13,750        463        198
Grating                            7,092        939          -
                                --------   --------   --------
  Subtotal Metals                 39,271      4,562        483

Plastics                          20,650      1,875        223
Corporate and other                    -       (992)        11
                                --------   --------   --------
  Totals                        $ 59,921      5,445   $    717
                                ========              ========
Gain on debt extinguishment                   3,540
Depreciation                                 (1,858)
Interest expense, net                        (5,787)
                                           --------
  Income from continuing operations before
   income taxes and minority interests     $  1,340
                                           ========

Nine months ended September 30, 2003:
-------------------------------------
  Metals:
Pressure vessels and springs    $ 18,713   $  3,842   $      -
Cylinders                         14,087        835         69
                                --------   --------   --------
  Subtotal Metals                 32,800      4,677         69

Plastics                          21,246      1,917        137
Corporate and other                    -     (2,296)         1
                                --------   --------   --------
  Totals                        $ 54,046      4,298   $    207
                                ========              ========
Depreciation                                 (2,016)
Interest expense, net                        (5,158)
                                           --------
  Loss from continuing operations
    before income taxes                    $ (2,876)
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

(2) Corporate and other assets at September 30, 2004 and at December 31, 2003 includes $8.0 million of goodwill that relates to the Company's pressure vessel and springs segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of the pressure vessels and springs segment. At September 30, 2004 and December 31, 2003, goodwill of $1.5 million is recorded at each of pressure vessels and springs and cylinders.

NOTE 8:   DISCONTINUED OPERATIONS - CHANGE IN PLAN

     In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company and Wanggang Township Economic Development Corporation. The Company has a 65% interest in the joint venture. During 1996, the Company capitalized its investment in the joint venture by contributing cash of $150,000 and machinery and equipment with an estimated fair market value of $1.9 million to the joint venture. The joint venture manufacturers grating panels and is located in Wangang Township, Pudong New Area, Shanghai in the People?s Republic of China.

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

     In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture but now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners? expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and return it to continuing operations resulting in consolidation of the joint venture?s results of operations. Certain information related to the joint venture?s results of operations for the three and nine month periods ended September 30, 2004 is as follows (in 000?s):

3-months ended September 30, 2004    9-months ended September 30, 2004
---------------------------------    ---------------------------------
Net sales                 $ 2,449    Net sales                $  7,092
Income before taxes           330    Income before taxes           932
EBITDA                        331    EBITDA                        939


NOTE 9:  RESTRUCTURING

     In the fourth quarter of 2001, we developed and adopted a restructure plan for our continuing businesses and certain other businesses were identified for disposal. By the end of 2002, this plan was substantially completed except for continuing commitments under leases for two idle facilities and certain equipment. The Company recorded restructuring costs, including lease termination costs, related to the plan. The following represents a summary of year-to-date September 30, 2004 cash activity of the remaining lease termination reserves (in thousands):

                                                  At       Cash       At
Description                                    12/31/03  Activity  09/30/04
---------------------------------------------  --------  --------  --------
Lease termination costs                        $    474  $   (198) $    276
                                               ========  ========  ========

     Of the remaining lease termination costs, $260,000 relates to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah. The remainder relates to lease commitments under idle machinery in the Plastics Group.

NOTE 10:  COMPONENTS OF BENEFIT COSTS

     The following tables present the components of net periodic benefit costs for Metals pension and Metals and Corporate Executive Payroll other postretirement plans for the three- and nine-month periods ended September 30, 2004 (000's)(unaudited):

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    2004        2003        2004        2003
                                   ------      ------      ------      ------
Benefits earned during year        $   35      $   35      $    6      $   19
Interest cost                          53          52           9          26
  Amortization of:
Prior service cost                      5           5           -           -
Unrecognized net loss (gain)           11          11           2           6
Unrecognized net obligation             -           -           4          12
Expected return on plan assets        (45)        (45)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   59      $   58      $   21      $   63
                                   ======      ======      ======      ======

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     9-months ended          9-months ended
                                   ------------------      ------------------
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    2004        2003        2004        2003
                                   ------      ------      ------      ------
Benefits earned during year        $  105      $  105      $   18      $   57
Interest cost                         158         156          27          78
  Amortization of:
Prior service cost                     15          15           -           -
Unrecognized net loss (gain)           33          33           6          18
Unrecognized net obligation             -           -          12          36
Expected return on plan assets       (135)       (135)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $  176      $  174      $   63      $  189
                                   ======      ======      ======      ======

     In May 2004, the Company made a required payment of $397,214 associated with the Metals pension plan.

     The following tables present the components of net periodic benefit costs for Plastics pension and other postretirement plans for the three- and nine-month periods ended September 30, 2004 (000's):

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    2004        2003        2004        2003
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $   15      $   14
Interest cost                          56          55          31          30
  Amortization of:
Unrecognized net loss (gain)           17          16           4           4
Expected return on plan assets        (43)        (43)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   30      $   28      $   50      $   48
                                   ======      ======      ======      ======

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     9-months ended          9-months ended
                                   ------------------      ------------------
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    2004        2003        2004        2003
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $   45      $   42
Interest cost                         168         165          93          90
  Amortization of:
Unrecognized net loss (gain)           51          48          12          12
Expected return on plan assets       (129)       (129)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   90      $   84      $  150      $  144
                                   ======      ======      ======      ======

     The Company made a payment of $497,000 in October 2004 associated with the Plastics pension plan.


PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

     The following discussion and analysis is provided to assist readers in understanding financial performance during the periods presented and significant trends which may impact future performance. It should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q and in conjunction with our annual report on Form 10-K for the year ended December 31, 2003, as amended by Form 10-K/A Amendment No. 1 as filed on April 29, 2004 and Form 10-K/A Amendment No. 2 as filed on October 6, 2004.

GENERAL

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, grating, leaf springs and precision plastic components.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to
  Three Months Ended September 30, 2003

     Net sales, gross margins and EBITDA percentages for the three months ended 2004 and 2003 are as follows. The percentages of EBITDA to net sales excludes corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the three month periods ended September 30, 2004 and 2003 are 8.9% and 6.4%, respectively ($'s in 000's):

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2004       2003     2004    2003    2004    2003
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $   6,625  $   4,933   21.2%   18.7%   16.2%   14.6%
Cylinders            4,473      3,779    9.5%   18.9%   (0.5%)   6.3%
Grating              2,449          -   24.9%      -    13.5%      -
Plastics             6,891      5,995   13.1%   14.9%    8.5%   10.3%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  20,438  $  14,707   16.3%   17.2%    9.6%   10.7%
                 =========  =========  ======  ======  ======  ======

     Net sales for the third quarter of 2004 were up 38.9% from the third quarter of 2003. Such increase is the result of the inclusion of grating sales beginning in the second quarter of 2004, which reflects the operations of the Company?s 65% owned Chinese subsidiary. Such operation had been treated as a discontinued operation. See "Minority Interests" and "Return of Discontinued Operations to Continuing Operations - Change in Plan" below. Excluding the $2.4 million of grating sales, third quarter 2004 sales were up $3.3 million, or 22.3%, compared to the third quarter of 2003.

     Pressure vessels and springs sales were $1.7 million higher in the third quarter of 2004 compared to the third quarter of 2003 primarily as the result of the fact that this segment has experienced a 100% increase in its backlog since year-end 2003 to the end of the third quarter of 2004, from $5.8 million to $11.6 million, and such backlog increase is beginning to have an increasing effect on this segment's sales. Also, second quarter 2003 sales to China were negatively affected by the overall adverse impact on the Asian economy due to the SARS crisis, which has since ended. Cylinder sales were $0.7 million higher in the third quarter of 2004 compared to the third quarter of 2003.
The Company completed the consolidation of its cylinder operations into a single facility in Libertyville, Illinois, in the 2004 second quarter, which caused some disruption in this segment's shipping activity but contributed to an increase in this segment's backlog. Such increased began to ship in the third quarter of 2004 as this segment returned to a more normalized level of operations. Plastics sales increased $0.9 million in the third quarter of 2004 compared to the 2003 third quarter. Although there is a reluctance and lag in customers' decisions on newly quoted programs due to the uncertainty surrounding our financial condition, such negative affect was offset by some new customer programs and an increase in plastics' backlog of 18% since year-end 2003 to the end of the 2004 third quarter, from $5.9 million to $7.0 million. Such backlog increase is beginning to have a favorable effect on sales. [Management anticipates the declining trend in sales will continue to reverse during the final quarter of 2004].

     Gross margin as a percentage of sales in the third quarter of 2004 compared to the 2003 third quarter was down to 16.3% from 17.2%. Excluding the sales and gross margin of the Chinese grating joint venture, the U.S. operations gross margin percentage decreased from 17.2% in the third quarter of 2003 to 15.2% in the third quarter of 2004 as the favorable effect on gross margin due to increased pressure vessels and springs sales was more than offset by decreases at cylinders and plastics. Cylinder gross margin decreased in the third quarter of 2004 compared to the 2003 third quarter due primarily to the fact that unfavorable materials variances due to production errors and inefficiencies caused by the relocation of the cylinder operations into a single facility more than offset the favorable effect of having eliminated the redundant expenses of operating two facilities. Plastics gross margin was lower in the third quarter of 2004 compared to the 2003 third quarter primarily due to the fact that certain of the new customer programs discussed above carry lower profit margins than those they replaced.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. Excluding the Chinese grating subsidiary and corporate and other EBITDA, EBITDA and EBITDA as a percentage of sales decreased during the third quarter of 2004 compared to 2003 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the three months ended September 30, 2004 and 2003 by segment and corporate and other is as follows (000's):

                               Operating    Deprec-   Amortiz-
                                  Profit     iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2004:
-----
Pressure vessels and springs    $    919   $    155   $      -   $  1,074
Cylinders                            (69)        45          -        (24)
Grating                              331          -          -        331
Plastics                             185        402          -        587
Corporate and other                 (151)        10          -       (141)
                                --------   --------   --------   --------
  Totals                        $  1,215   $    612   $      -   $  1,827
                                ========   ========   ========   ========
2003:
-----
Pressure vessels and springs    $    546   $    173   $      -   $    719
Cylinders                            167)        71          -        238
Plastics                             224        396          -        620
Corporate and other                 (661)        18          -       (643)
                                --------   --------   --------   --------
  Totals                        $    276   $    658   $      -   $    934
                                ========   ========   ========   ========

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the third quarter of 2004 were $2.5 million, compared to $2.5 million for the 2003 third quarter. SGA in the third quarter of 2004 includes $0.3 million from the Chinese grating joint venture. Excluding this, SGA decreased to $2.2 million domestically, or by $0.3 million. This decrease in SGA is due to continued cost cutting measures and payroll reductions. Excluding the sales and SGA of the Chinese grating joint venture, SGA as a percentage of sales decreased to 12.3% for the third quarter of 2004 compared to 17.2% in the 2003 third quarter primarily due to the effects of the cost savings described above.

Other Income

     Other income for the third quarter of 2004 was $374,000, compared to other income of $270,000 for the third quarter of 2003. The components are as follows:

                                                 2004      2003     Change
                                               --------  --------  --------
Adjustment of environmental reserve            $   (270) $         $   (270)
Rental income on sublease                           (11)      (14)        3
Repayment of advance previously written-off         (50)        -       (50)
Gain on sale of property                              -      (138)      138
Reduction of the lease termination reserve            -      (117)      117
Other (income) expense, net                         (43)       (1)      (42)
                                               --------  --------  --------
Total other income, net                        $   (374) $   (270) $   (104)
                                               ========  ========  ========

     The Company finalized the settlement of a Louisiana environmental litigation matter in 2004. Such settlement has resulted in new estimates of the required reserve, which resulted in a $270,000 adjustment. In June 2003, the Company sublet its idle manufacturing facility in Clearfield, Utah and, therefore, has recorded rental income in both the 2004 and 2003 third quarters. The Company received repayment of an advance written-off in 1999. The Company sold idle property in the 2003 third quarter which resulted in a gain. The Company reevaluated and adjusted its lease termination reserve in the third quarter of 2003 based on the subletting of its idle manufacturing facility in Clearfield, Utah. There were no other significant offsetting items of other income or expenses in either of the second quarters of 2004 and 2003.

Minority Interests

     Minority interests of $0.1 million represents income during the third quarter of 2004 allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. See "Return of Discontinued Operations to Continuing Operations - Change in Plan" below.

Interest Expense

     Interest expense for the third quarter of 2004 was $2.0 million compared to $1.7 million for the third quarter of 2003. This increase is primarily due to the higher level of amortization of deferred financing costs and estimated warrant value in the 2004 third quarter than the 2003 third quarter.

Income Taxes

     There was no tax provision from continuing operations in the third quarters of 2004 or 2003. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $115.2 million at December 31, 2003. The years in which such net operating losses expire are as follows (000's):

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

Return of Discontinued Operations to Continuing Operations - Change in Plan

     In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company and Wanggang Township Economic Development Corporation. The Company has a 65% interest in the joint venture. During 1996, the Company capitalized its investment in the joint venture by contributing cash of $150,000 and machinery and equipment with an estimated fair market value of $1.9 million to the joint venture. The joint venture manufacturers grating panels and is located in Wangang Township, Pudong New Area, Shanghai in the People?s Republic of China.

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

     In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture but now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners? expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and returned it to continuing operations effective at the beginning of 2004 resulting in consolidation of the joint venture?s results of operations.

Nine Months Ended September 30, 2004 Compared to
  Nine Months Ended September 30, 2003

     Net sales, gross margins and EBITDA percentages for the nine months ended September 30, 2004 and 2003 are as follows. The percentages of EBITDA to net sales excludes corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the nine month periods ended September 30, 2004 and 2003 are 9.1% and 8.0%, respectively ($'s in 000's):

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2004       2003     2004    2003    2004    2003
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels
  and springs    $  18,429  $  18,713   21.8%   25.2%   17.1%   20.5%
Cylinders           13,750     14,087   15.0%   16.8%    3.4%    5.9%
Grating              7,092          -   24.2%      -    13.2%      -
Plastics            20,650     21,246   14.2%   13.5%    9.1%    9.0%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  59,921  $  54,046   17.9%   18.4%   10.7%   12.2%
                 =========  =========  ======  ======  ======  ======

     Net sales for the first nine months of 2004 were up $5.9 million, or 10.9%, compared to the first nine months of 2003. First nine months 2004 sales includes $7.1 million of sales from the consolidation of the Company?s 65% owned Chinese grating manufacturing subsidiary. Such operation had been treated as a discontinued operation. See "Minority Interests" and "Return of Discontinued Operations to Continuing Operations - Change in Plan" below. Excluding such grating sales, first nine months 2004 sales were down $1.2 million, or 2.3%, when compared to the first nine months of 2003. Such decreased sales was the result of slight decreases at all segments due to varying orders levels and not any identifiable negative trends.

     Pressure vessels and springs sales and cylinder sales were each $0.3 million lower in the first nine months of 2004 compared to the first nine months of 2003 due primarily to each having lower backlogs at year-end 2003 compared to year-end 2002. However, the backlogs for each have increased since year-end 2003 to the end of the third quarter of 2004, which is beginning to have an increasing effect on sales. Plastics sales decreased $0.6 million in the first nine months of 2004 compared to the 2003 first nine months. Although there has been a reluctance and lag in customers' decisions on newly quoted programs due to the uncertainty surrounding our financial condition, such negative affect was offset by some new customer programs and an increase in plastics' backlog of 18% since year-end 2003 to the end of the 2004 third quarter, from $5.9 million to $7.0 million. Such backlog increase is beginning to have a favorable effect on sales. [Management anticipates the declining trend in sales will continue to reverse during the final quarter of 2004].

     Gross margin as a percentage of sales in the first nine months of 2004 compared to the 2003 first nine months was down slightly, to 17.9% from 18.4%.
 Excluding the sales and gross margin of the Chinese grating joint venture, the U.S. operations gross margin percentage decreased from 18.4% in the first nine months of 2003 to 17.0% in the first nine months of 2004. The decrease in pressure vessels and springs gross margin as a percentage of sales was due to a week-long interruption in June 2004 production caused by an electrical failure resulting in unanticipated costs and underabsorbed overheads.
Cylinder gross margin decreased in the first nine months of 2004 compared to the 2003 first nine months due primarily to the fact that unfavorable materials variances due to production errors and inefficiencies caused by the relocation of the cylinder operations into a single facility more than offset the favorable effect of having eliminated the redundant expenses of operating two facilities. The plastics segment increased its gross profit margin percentage even with reduced sales as a result of increased productivity and a lower cost structure resulting from prior year cost reduction efforts.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. Excluding the Chinese grating subsidiary and corporate and other EBITDA, EBITDA and EBITDA as a percentage of sales decreased during the first nine months of 2004 compared to 2003 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the nine months ended September 30, 2004 and 2003 by segment and corporate and other is as follows (000's):
                               Operating    Deprec-   Amortiz-
                                  Profit     iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2004:
-----
Pressure vessels and springs    $  2,694   $    466   $      -   $  3,160
Cylinders                            319        144          -        463
Grating                              939          -          -        939
Plastics                             658      1,217          -      1,875
Corporate and other               (1,023)        31          -       (992)
                                --------   --------   --------   --------
  Totals                           3,047   $  1,858   $      -   $  5,445
                                           ========   ========   ========
Gain on debt extinguishment        3,540
                                --------
Operating profit                $  7,127
                                ========

2003:
-----
Pressure vessels and springs    $  3,316   $    526   $      -   $  3,842
Cylinders                            620        215          -        835
Plastics                             695      1,222          -      1,917
Corporate and other               (2,349)        53          -     (2,296)
                                --------   --------   --------   --------
  Totals                        $  2,282   $  2,016   $      -   $  4,298
                                ========   ========   ========   ========

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first nine months of 2004 were $7.8 million, compared to $8.0 million for the 2003 first nine months. SGA in the first nine months of 2004 includes $0.8 million from the Chinese grating joint venture. Excluding this, SGA decreased to $7.0 million domestically, or by $1.0 million. This decrease in SGA is due to continued cost cutting measures and payroll reductions. Excluding the sales and SGA of the grating joint venture, SGA as a percentage of sales decreased to 13.3% for the first nine months of 2004 compared to 14.8% in the 2003 first nine months primarily due to the effects of the cost savings described above.

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

     A settlement was reached in the Superior Court action among the plaintiffs, Bankers Trust Co. and certain other financial institution defendants. In the settlement, Bankers Trust Co. and the other settling financial institution defendants paid the plaintiffs an amount specified in the settlement agreement, and Bankers Trust Co. received an assignment of the claims of the plaintiffs and such other settling defendants against the Company and other defendants. In the SFSC bankruptcy proceeding, the Company and certain other defendants entered into a settlement with SFSC and Bankers Trust Co. Under this settlement (1) the Company is obligated to pay SFSC a settlement amount by December 31, 2006 in the sum of $4.29 million, plus interest at the rate of 10% per annum, in full satisfaction of the Company?s indebtedness to SFSC under notes payable totaling $4.6 million, plus interest, and for certain credit support fees payable, which settlement amount is net of an offset against SFSC?s note payable to the Company in the amount of $310,000 plus interest, and (2) provided it makes such settlement payment, the Company is released from all claims that have been or could have been asserted against the Company by the plaintiffs or the settling financial institution defendants in the California Superior Court suits or by SFSC in the bankruptcy proceeding. The settlement amount does not constitute a new liability of the Company, as it relates to indebtedness and a note receivable that had previously been recorded on the Company?s balance sheet. The settlement resulted in a $3.1 million gain on debt extinguishment calculated as follows (000's):
                                               Interest
                                 Payable       and Fee
Description                     (Receivable)   Accruals      Totals
-------------------------------  ----------   ----------   ----------
SFSC note receivable               $   (310)    $   (155)    $   (465)
Reserve for interest receivable           -          101          101
SFSC collateral fee                       -          690          690
SFSC credit support fee                   -          294          294
SFSC note payable                     2,999        1,501        4,500
SFSC note payable                       500          290          790
SFSC note payable                       100           53          153
SFSC note payable by assignment       1,017          280        1,297
                                   --------     --------     --------
Totals                             $  4,306     $  3,054        7,360
                                   ========     ========

Less:  Note payable under settlement agreement                 (4,290)
                                                             --------
Gain on SFSC litigation settlement first quarter 2004        $  3,070
                                                             ========
                                     - 25 -



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

Other Income

     Other income for the first nine months of 2004 was $656,000, compared to other income of $331,000 for the first nine months of 2003. The components are as follows:

                                                 2004      2003     Change
                                               --------  --------  --------
Costs to consolidate cylinder locations        $    288  $      -  $    288
Adjustment of environmental reserve                (601)        -      (601)
Rental income on sublease                           (33)      (41)        8
Repayment of advance previously written-off         (50)        -       (50)
Gain on sale of property                              -      (138)      138
Reduction of the lease termination reserve            -      (117)      117
Other (income) expense, net                        (260)      (35)     (225)
                                               --------  --------  --------
Total other income, net                        $   (656) $   (331) $   (325)
                                               ========  ========  ========

     During May 2004, we completed the consolidation of our cylinder manufacturing operations into a single facility in Libertyville, Illinois. Costs totaling $288,000 were incurred in 2004. The Company finalized the settlement of a Louisiana environmental litigation matter in 2004. Such settlement has resulted in a new estimate of the required reserve, which resulted in a $601,000 adjustment. In June 2003, the Company sublet its idle manufacturing facility in Clearfield, Utah and, therefore, has recorded rental income in both 2004 and 2003. The Company received repayment of an advance written-off in 1999. The Company sold idle property in the 2003 third quarter which resulted in a gain. The Company reevaluated and adjusted its lease termination reserve in the third quarter of 2003 based on the subletting of its idle manufacturing facility in Clearfield, Utah. There were no other individually significant or offsetting items of other income or expenses in either of the first halves of 2004 and 2003.

Minority Interests

     Minority interests of $0.3 million represents income during the first nine months of 2004 allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. See "Return of Discontinued Operations to Continuing Operations - Change in Plan" below.

Interest Expense

     Interest expense for the first nine months of 2004 was $5.8 million compared to $5.2 million for the first nine months of 2003. This increase is primarily due to the higher level of amortization of deferred financing costs and estimated warrant value in the 2004 first nine months than the 2003 first nine months.

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

Return of Discontinued Operations to Continuing Operations - Change in Plan

     In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company and Wanggang Township Economic Development Corporation. The Company has a 65% interest in the joint venture. During 1996, the Company capitalized its investment in the joint venture by contributing cash of $150,000 and machinery and equipment with an estimated fair market value of $1.9 million to the joint venture. The joint venture manufacturers grating panels and is located in Wangang Township, Pudong New Area, Shanghai in the People?s Republic of China.

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

     In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture but now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners? expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and returned it to continuing operations effective at the beginning of 2004 resulting in consolidation of the joint venture?s results of operations for the nine months ended September 30, 2004.


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

Recent Events

Default and Waiver Under Congress Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a revolving and term loan credit facility with Congress Financial Corporation (Congress). The Congress facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. The minimum EBITDA covenant began in 2004 and requires the Company to maintain minimum monthly amounts of EBITDA ranging from $450,000 in January 2004 to $600,000 in December 2004 with $50,000 to $100,000 increments or decrements occurring during the year. There are also minimum monthly EBITDA amounts required during 2005 and 2006. Through August 2004, the Company achieved the minimum monthly EBITDA required for compliance with this covenant. However, the Company was unable to achieve the required minimum monthly covenant of $650,000 for September 2004, having generated only $604,000 as calculated under the terms of the facility. In November 2004, Congress and the Company entered into an amendment of the revolving and term loan credit facility wherein Congress has waived the minimum EBITDA covenant for September 2004, eliminated the minimum EBITDA covenant for October 2004 and significantly reduced the monthly minimum EBITDA covenant going forward. The Company is now required to maintain minimum monthly amounts of EBITDA of $280,000 in November 2004, $290,000 in December 2004, $350,000 in January
2005, $280,000 in February 2005 and $300,000 per month thereafter. The Company was in compliance with all other financial, affirmative and negative covenants in September 2004, including the required minimum fixed charge coverage ratio of 0.77:1 for the third quarter of 2004, having achieved a third quarter 2004 ratio of 1.17:1. Also as part of the amendment to the revolving and term loan credit facility, Congress eliminated the minimum fixed charge coverage ratio in all future quarters.

Sale of Assets

     The Company's management, having reevaluated the Company's ability to service its debt and meet future obligations, is investigating the sale of certain assets in order to generate liquidity. These asset sales may take one or more forms including, but not limited to, the sale of one or more divisions or piecemeal sales of assets including real estate, buildings, machinery and equipment and/or intangibles. The Company's management cannot provide any assurances that any asset sales will occur or, if asset sales do occur, that such sales will generate sufficient liquidity for the Company.


SUMMARY OF 2004 ACTIVITIES

     Cash and cash equivalents totaled $1.0 million at September 30, 2004, compared to $0.8 million at December 31, 2003, an increase of $0.2 million. This resulted from $3.0 million of cash used in operating activities and $0.7 million used in investing activities being more than offset by $3.9 million provided by financing activities. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers to be applied to our Congress revolving credit facility in the following one to two business days.

Operating Activities

     Operating activities used $3.0 million in cash in the first nine months of 2004 as increases of $2.8 million in receivables and inventories were only partially funded by an increase in trade payables and other liabilities.

Investing Activities

     Capital expenditures were $0.7 million.

Financing Activities

     The Company made scheduled repayments of the Congress term loan totaling $477,000 and paid an additional $418,000 in costs related to the December 2003 refinancing. Revolving credit facility borrowings increased $1.8 million during the first nine months of 2004. The Company and Congress entered into a supplemental revolving credit financing for $3.0 million. Other debt repayments totaling $37,000 represent payments on capital lease obligations and other debt.

Lease Termination Reserves

     In the fourth quarter of 2001, we developed and adopted a restructure plan for our continuing businesses and certain other businesses were identified for disposal. By the end of 2002, this plan was substantially completed except for continuing commitments under leases for two idle facilities and certain equipment. The Company recorded restructuring costs, including lease termination costs, related to the plan. The following represents a summary of first nine months 2004 cash activity of the remaining lease termination reserves (in thousands):

                                                  At       Cash       At
Description                                    12/31/03  Activity  09/30/04
---------------------------------------------  --------  --------  --------
Lease termination costs                        $    474  $   (198) $    276
                                               ========  ========  ========

     Of the remaining lease termination costs, $260,000 relates to idle manufacturing facilities in Milwaukee, Wisconsin and Clearfield, Utah. The remainder relates to lease commitments under idle machinery in the Plastics Group.

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

Reunion defaulted under its financing agreement

     The Company was unable to achieve the required minimum monthly covenant of $650,000 for September 2004, having generated only $604,000 as calculated under the terms of the facility. Congress has provided the Company with a waiver of the minimum EBITDA covenant for September 2004, eliminated the minimum EBITDA covenant for October 2004 and significantly reduced the minimum EBITDA covenant going forward. However, no assurances can be given that the Company will not default under its financing agreement in future periods.

Reunion is exposed to the risks of litigation

     We have made significant progress in settling major exposures to litigation and environmental claims during 2003 and 2004. However, we are still exposed to certain undecided litigation. An adverse outcome in one or more of these matters could have a significant negative effect on our financial position and results of operations.

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

Reunion?s past performance could impact future prospects

     Our past performance has been poor. Because of this, potential or current customers may decide not to do business with us. If this were to happen, our sales may not increase or may decline. If sales do not increase or we experience a further decline in sales, our ability to cover costs would be further reduced, which could negatively impact our financial position and results of operations.

Going concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2004, the Company has a deficiency in working capital of $14.4 million net of related party obligations and a deficiency in assets of $26.7 million. These conditions raise substantial doubt about the Company?s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company has defaulted under its revolving credit and term loan facility with Congress and has decided to sell assets to service its debts and meet future obligations as part of a plan to continue in existence. Although we believe we can accomplish this plan, no assurances exist that we will. Failure to accomplish this plan would have an adverse impact on the Company's liquidity, financial position and future operations.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in the market risk factors which affect the Company since the end of the preceding fiscal year.


Item 4. Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, Reunion?s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Reunion?s disclosure controls and procedures as defined in Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Reunion?s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Reunion?s management, including its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Reunion?s internal control over financial reporting to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, Reunion?s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter.

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

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K
               -------------------

                    The Company filed a Current Report on Form 8-K/A dated
               May 4, 2004 on August 18, 2004 to announce that it had postponed its 2004 annual meeting of the Company's stockholders.

                    The Company filed a Current Report on Form 8-K dated
               August 18, 2004 on August 18, 2004 to announce its second quarter 2004 operating results and file the related press release as an exhibit thereto.

                    The Company filed a Current Report on Form 8-K dated
               October 29, 2004 on October 29, 2004 to announce the record date, time and place of its 2004 annual meeting of the Company's stockholders.

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

Date:  November 20, 2004                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

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

Date:  November 20, 2004

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

Date:  November 20, 2004

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended September 30, 2004, I, Charles E. Bradley, Sr., Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-Q for the quarter ended September 30, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: November 20, 2004

/s/ Charles E. Bradley, Sr.
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended September 30, 2004, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:


1. this Form 10-Q for the quarter ended September 30, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: November 20, 2004

/s/ John M. Froehlich
---------------------------
Chief Financial Officer