Form 10-K
period 2004-12-31
REUNION INDUSTRIES INC
filed 2005-04-15
CIK 1003429

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                         WASHINGTON, D.C.  20549-1004
                                  FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2004, Or

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
                             -----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Act).    Yes       No   X
                                                     -----    -----

At March 15, 2005, 16,278,519 shares of common stock were issued and outstanding. As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the high and low sales prices on the American Stock Exchange) was $3,333,774.

DOCUMENTS INCORPORATED BY REFERENCE: Part III, Items 10 through 14 of this report are incorporated from the Registrant's definitive proxy statement to be filed on or before May 2, 2005.
==============================================================================




                           REUNION INDUSTRIES, INC.
                              TABLE OF CONTENTS
                                                                      Page No.
                                                                      --------
                                    PART I

Item 1.   Business                                                        4
Item 2.   Properties                                                      8
Item 3.   Legal Proceedings                                               9
Item 4.   Submission of Matters to a Vote of Security Holders            10

                                   PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                                  11
Item 6.   Selected Financial Data                                        12
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                14
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk     32
Item 8.   Consolidated Financial Statements and Supplementary Data       34
Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosures                      34
Item 9a.  Controls and Procedures                                        34

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant             35
Item 11.  Executive Compensation                                         35
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                        35
Item 13.  Certain Relationships and Related Transactions                 35
Item 14.  Principal Accounting Fees and Services                         35

                                   PART IV

Item 15.  Exhibits, Financial Statements Schedules,
            and Reports on Form 8-K                                      36

SIGNATURES                                                               37

	FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are intended to be covered by the safe harbors created thereby. The forward-looking statements contained in this report are enclosed in brackets [ ] for ease of identification. Note that all forward-looking statements involve risks and uncertainties. Factors which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements include, but are not limited to, the strengths of the markets which the Company serves, the Company's ability to generate liquidity and the Company's ability to service its debts and meet financial covenants. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

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

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, grating and precision plastic components. Until December 2004, the Company's products also included leaf springs. Such business was sold in January 2005. Additionally, during the year 2004, the Company decided to exit the thermoset plastics portion ("Rostone") of its plastics segment. Rostone was both a compounder and molder of thermoset polyester resins. Prior to 2003, the Company's products also included heavy duty cranes, bridge structures and materials handling systems. These businesses were sold during 2002. All of these sold businesses, as well as Rostone, are reported as discontinued operations.

     The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals, home electronics, office equipment and consumer goods. The Company's business units are organized into two major product categories:

* Metals manufactures and markets fabricated and machined industrial metal parts and products including large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and grating. .

* Plastics manufactures precision molded plastic parts and provides engineered plastics services.

     Metals includes three reportable segments: Pressure vessels; Cylinders and Grating. Plastics is a single segment.


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

     Hanna - Hanna, founded in 1901 and located in Libertyville, Illinois, designs and manufactures a broad line of hydraulic and pneumatic cylinders, actuators, accumulators and manifolds. These products are used in a wide variety of industrial and mobile machinery and equipment requiring the application of force in a controlled and repetitive process. Hanna's specialty is custom cylinders in both small quantities packaged by its distributors with valves, pumps and controls as complete fluid power systems and large quantities sold directly to equipment manufacturers.

     Shanghai Klemp Metal Products Co., Ltd. Located in Shanghai, China, this business was formed in 1995 when the Company entered into a joint venture agreement with two other Chinese based affiliates. The Company has a 65% interest in the joint venture. In 1999, the Company adopted a plan to exit the grating manufacturing business and was able to sell all of its grating businesses, with the exception of this business in China, in that year. This grating business was classified as a discontinued business from that time until the year 2004. In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture and now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners' expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and returned it to continuing operations effective at the beginning of 2004


     Markets and Customers.   Metals operates in mature markets.  Except for
pressure vessels, Metals' products are sold in highly competitive markets both in the U.S. and internationally and compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies, on the basis of price, service, quality and the ability to supply customers in a timely manner. CPI is the dominant provider of pressure vessels in the U.S. Many of our competitors have financial and other resources that are substantially greater than ours. [Competitive pressures or other factors could cause us to lose market share or erode prices which could negatively impact the Company's results of operations.]

     Individual customers sometimes account for more than 10% of Metals' sales. However, during 2004, no customer accounted for more than 10% of Metals' sales.

     Sales and Marketing.   Metals markets and distributes its products in a
variety of ways including in-house marketing and sales personnel at all of its divisions, domestic independent and manufacturer representatives, domestic and international agents and independent distributors that specialize in metal products.

     Raw Materials.   The major raw materials used by Metals include welded
and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions, all of which are supplied by various domestic sources. Prices began to rise half way through the 2004 year and continue to rise into 2005. [Increases in the prices of raw materials could negatively affect our operating results if they can not be passed on to our customers.]

     Backlog.   Metals' U.S. backlog, which the Company believes is firm, was
$16.0 million at December 31, 2004 and $10.5 million at December 31, 2003. As of February 28, 2005, Metals backlog continued to increase and was more than $21 million at that date.

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


PLASTICS

     Our Plastics Segment operates under the name ORC Plastics. Founded in 1964 as Oneida Molded Plastics, this Plastics division designs and produces injection molded parts and provides secondary services, such as hot stamping, welding, printing, painting and assembly of such products, and designs and builds custom molds at its tool shop in order to produce component parts for specific customers. The division's principal products consist of specially designed and manufactured components for office equipment; business machines; computers and peripherals; telecommunications, packaging and industrial equipment; and recreational and consumer products.

     Markets and Customers.   The markets for Plastics' products exceeded $25
billion annually and are very competitive. The competitors are international companies with multi-plant operations based in the United States, Germany, France and Japan, and approximately 3,800 independent companies located in the United States engaged in the custom molding business. Most of these companies are privately owned and have sales volumes ranging from $3 million to $7 million per year. About one-half of the total injection molding market is supplied by in-house molding shops. The Plastics division competes on the basis of customer service, product quality and price.

     During 2004, three customers accounted for approximately 34% of the Plastics division's sales, with each individual customer exceeding 10% of the Plastics division sales. [Loss of any of these customers could adversely affect our results of operations]. The Plastics division is trying to diversify its customer base and has approximately 500 customers. ORC Plastics wants more customers in the business machines, consumer products and medical products industries. [We believe that growth opportunities exist in these industries.]

     Sales and Marketing.   Sales are made through an internal sales staff and
a network of independent manufacturers' representatives working from regional offices throughout the eastern United States. We pay commissions of between 2% and 5% percent of sales based upon volume.

     Raw Materials.   The Plastics division uses thermoplastic polymers which
are available from a number of suppliers. Prices for these materials are affected by changes in market demand. Although many of our contracts provide that price increases can be passed through to the customers, [increases in the prices of raw materials could negatively affect our operating results if they can not be passed on to our customers.]

     Research and Development.   Plastics' research and development activities
relate to meeting design requirements and specifications of customers that require customized products. To meet these objectives, the division has engineering personnel at each of its manufacturing locations. The division's business is not materially dependent on any patents, licenses or trademarks.

     Backlog.   Plastics backlog, which the Company believes is firm, was $8.2 million at December 31, 2004 and $5.1 million at December 31, 2003. As of February 28, 2005, the Plastics backlog continued to increase and was more than $8.5 million at that date.


REPORTABLE SEGMENT DATA - See Note 17 of Notes to Consolidated Financial Statements of this report for financial information about Reunion's segments.
 See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of this report for financial information about geographic areas.

Employees

     At December 31, 2004, in its ongoing operations, Reunion Industries employed 533 full time employees, both in the United States and in China, of whom 334 were employed in Metals and 188 were employed in Plastics. There were 11 corporate employees. The Company believes its relations with its employees are good. A breakdown of the Company's workforce by location and function at December 31, 2004 is as follows.

                                                    General and
Group      Location             Manufacturing      Administrative      Total
--------   --------           -----------------   -----------------    -----
                              Union   Non-Union   Union   Non-Union
                              -----   ---------   -----   ---------
Metals:
           McKeesport, PA      83(1)       6       8(2)       14         111
           Libertyville, IL               96                  20         116
           Shanghai, China                77                  29         106
           Beijing, China                                      1           1

Plastics:
           Oneida, NY                     66                  13          79
           Phoenix, NY                    59                   3          62
           Siler City, NC                 42                   5          47

Corporate:
           Pittsburgh, PA                                     11          11
                              ---        ---       -         ---       -----
  Totals                       83        346       8          96         533
                              ===        ===       =         ===       =====

(1)  United Steelworkers of America - Contract expires May 31, 2006.
(2)  United Steelworkers of America - Contract expires May 31, 2006.

  The employee in Beijing, China is a Chinese national and relates to seamless pressure vessel sales efforts in that region. The employees in Shanghai, China are Chinese nationals and relate to the Company's grating subsidiary. These Chinese nationals are not covered by a union nor are they covered by any benefit or insurance plans sponsored by the Company.

     As of December 31, 2004, approximately 17% of the Company's workforce was covered by collective bargaining agreements, none of which expire within one year of December 31, 2004.

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

ITEM 2.     PROPERTIES

     The Company has a total of 83.1 acres and approximately 1.2 million square feet under roof being used for ongoing operations. Except for CPI's sales office in Beijing, China and the Company's corporate offices sites in Pittsburgh, PA, which are administrative, all locations are both manufacturing and administrative facilities:

                                 Approx.
                                 Square      Land              Expiration
Group         Location            Feet      Acres     Title       Date
--------      --------          -------     -----     -----    ----------
Metals:       McKeesport, PA    603,000      37.0     Owned         -
              Beijing, China      1,000        -      Leased    10/31/07
              Shanghai, China    20,500               Leased    01/01/25
		  Libertyville, IL   56,000        -      Leased    12/31/13
              Milwaukee, WI      68,000       3.2     Owned         -

Plastics:     Oneida, NY         84,000       9.8     Owned         -
              Phoenix, NY        28,000       2.8     Owned
              Phoenix, NY        20,000       2.0     Owned         -
              Siler City, NC    130,000       8.3     Owned         -
              Lafayette, IN     168,000      20.0     Owned         -

Headquarters: Pittsburgh, PA      8,000        -      Leased     4/30/05

     The operations of the Company's Milwaukee, WI facility were relocated to its leased facility in Libertyville, IL. [We are exploring our options with regard to the Milwaukee facility.] During the year 2004, we combined Hanna's Chicago operations with operations in the facility in Libertyville.

     We also own certain oil and gas properties in Louisiana that were retained when we disposed of our oil and gas operations in 2000. We retained these properties because of litigation concerning environmental matters. [We plan to operate the wells on the property for the net production revenues as required by a litigation settlement agreement]

     We also hold title to or recordable interests in federal and state leases totaling approximately 55,000 acres near Moab, Utah, known as Ten Mile Potash.
 Sylvanite, a potash mineral, is the principal mineral of interest and occurrence in the Ten Mile Potash property. To date, Ten Mile Potash has not yielded any significant revenues from mining operations or any other significant revenues. [We are exploring our options with regard to these interests.]

     All of our facilities have been in operation for a sufficient period of time to demonstrate their suitability for manufacturing and administrative purposes. [The production capacities of our facilities are sufficient for future needs.]

ITEM 3. LEGAL PROCEEDINGS

     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. A summary of pending legal proceedings follows.

Asbestos (ORC)
--------------

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed, pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 135 separate actions, all of which have been defended by Allen-Bradley Company.

Asbestos (Alliance)
-------------------

     The Company has been named in approximately 2,400 separate asbestos suits filed since January 1, 2001 by various plaintiffs' law firms in Michigan, Pennsylvania, Ohio, Illinois, Maryland, Alabama and W. Virginia. The claims are primarily directed against over 100 defendants, including Reunion, and allege that cranes from the Company's former crane manufacturing location in Alliance, OH, were present in various steel mills located in those states and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the various Courts' Case Management Orders. Counsel for the Company has successfully resolved approximately 500-600 cases with no cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. It has been further denied that the Company was otherwise advised by component part manufacturers that component parts could be hazardous, or otherwise constitutes a health risk. The Company intends to vigorously defend against these lawsuits.

NAPTech Suit
------------

     On or about March 16, 2004, Shaw NAPTech, Inc. ("NAPTech"), as successor by merger to NAPTech, Inc. and NAPTech PS Corporation, filed a suit against the Company in state court in Baton Rouge, Louisiana, to collect payment on a subordinated note (the "NAPTech Note") issued to NAPTech and assumed by the Company in a January 2001 acquisition. In April, 2005 the trial court in this case entered a summary judgment in favor of NAPTech in the amount of $3,145,403 in principal, plus $1,207,760 in unpaid interest through November 30, 2003, plus interest at 15% per annum on the unpaid principal after November 30, 2003. This judgment does not constitute a new liability, as the Company has recorded the liability under the NAPTech Note in its consolidated balance sheets since January, 2001. The trial court rejected defenses raised by the Company that the suit is currently barred by a subordination agreement to which NAPTech is a party and that the court lacks personal jurisdiction over the Company. The Company intends to appeal from this judgment on the grounds that the trial court was in error in rejecting its defenses. There is no assurance that the appeal will be successful. Also named as defendants in the suit are Charles E. Bradley, Sr. (a director of the Company), as guarantor of the NAPTech Note, and KSB Acquisition Corp. and Hanna Investment Corp. (both of which are affiliates of Mr. Bradley), as pledgors of certain assets securing the note.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting held on December 15, 2004, the stockholders (1) approved an amendment to the Certificate of Incorporation (the "Charter Amendment") to increase by 10 million the number of authorized common shares of the Company and to eliminate the Company's preferred shares,
(2) approved the 2004 Stock Option Plan (the "Option Plan"), which provides for up to 1 million shares of the Company's common stock to be available for future option grants under the Plan to key employees, directors and consultants of the Company, and (3) elected seven directors for a term ending at the next Annual Meeting. The votes, in thousands of shares, on the Charter Amendment and the Option Plan were as follows:

      Proposal           Voted For  Voted Against  Non-Votes     Abstaining
      -----------------  ---------  -------------  ---------     ----------
	Charter Amendment    10,417         144          3,729         1,680
	Option  Plan         10,063         482          3,729         1,696


The votes, in thousands of shares, on the election of directors were as follows:

      Nominee                      Voted For         Withheld
      -----------------------      ---------         --------
      Thomas J. Amonett              14,221            1,749
      Charles E. Bradley, Sr.        14,222            1,748
      Kimball J. Bradley             14,222            1,748
      Thomas L. Cassidy              14,235            1,735
      David E. Jackson               14,236            1,734
      Joseph C. Lawyer               14,224            1,746
	John G. Poole                  14,224            1,746

	PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

     Reunion Industries' common stock is traded on the American Stock Exchange. As of March 15, 2005, there were 1,167 holders of record of Reunion Industries' common stock with an aggregate of 16,278,519 shares outstanding. The table below reflects the high and low sales prices for the quarterly periods for 2004 and 2003.

QUARTER ENDED                                        High          Low
-------------                                       ------        ------
2004
     March 31.......................................$0.680        $0.320
     June 30........................................$0.600        $0.310
     September 30...................................$0.550        $0.250
     December 31....................................$0.500        $0.220

2003
     March 31.......................................$0.200        $0.110
     June 30........................................$0.350        $0.150
     September 30...................................$0.500        $0.170
     December 31....................................$0.890        $0.180

     No cash dividends have been declared or paid during the past two fiscal years. Cash dividends are limited by the availability of funds, and by restrictions contained in our loan agreements. [We do not anticipate paying cash dividends on our common stock in the foreseeable future.]

Equity Compensation Plan Information

     Securities issued, and securities available, under equity compensation plans as of December 31, 2004 are as follows:

                                                  Equity Compensation Plans
                                                 ---------------------------
                                                 Approved by    Not Approved
                                                 Security        by Security
                                                 Holders             Holders
                                                ------------   ------------
Number of common stock shares to be issued upon
  exercise of outstanding options                    614,000            -
                                                   =========      =========
Weighted-average exercise price of
  outstanding options                                  $0.51            -
                                                   =========      =========
Number of common stock shares remaining available
  for future issuance under equity
  compensation plans (excluding outstanding
  options)                                         1,161,100            -
                                                   =========      =========

ITEM 6. SELECTED FINANCIAL DATA

     All data is reported in thousands, except for per-share data. The data is derived from the consolidated financial statements presented in Item 15 which also should be read. Effective January 1, 2002, we ceased amortizing goodwill.

Year Ended December 31,         2004      2003     2002      2001      2000
                              --------  -------- --------  --------  --------
EARNINGS DATA:

Net sales (1)                 $ 68,650  $ 55,053 $ 55,187  $ 81,440  $ 88,836
Cost of sales                   55,651    45,775   47,086    67,987    67,889
                              --------  -------- --------  --------  --------
Gross profit                    12,999     9,278    8,101    13,453    20,947
Selling, general and
  administrative  expenses       8,993     9,460   11,366    13,231    14,255
Gain on extinguishment of debt  (3,540)  (10,991)       -         -         -
Provision for restructuring          -         -        -     6,811         -
Other (income) expense, net       (788)     (299)    (805)    1,180    (6,223)
                              --------  -------- --------  --------  --------
Operating profit (loss)          8,334    11,108   (2,460)   (7,769)   12,915
Interest expense, net(2)         7,937     6,939    8,020     7,044     6,791
Equity in loss from  continuing
  operations  of affiliate           -         -        -         -       296
                              --------  -------- --------  --------  --------
Income (loss) from continuing
  operations before income
  taxes and minority interests     397     4,169  (10,480)  (14,813)    5,828
Provision for (benefit from)
  income taxes                       -         -        -    12,678      (616)
                              --------  -------- --------  --------  --------
Income (loss) from
  continuing operations
  before minority interests        397     4,169  (10,480)  (27,491)    6,444

Less: minority interests	     330         -        -         -         -
                              --------  -------- --------  --------  --------
Income (loss) from
  continuing operations       $     67  $  4,169 $(10,480) $(27,491) $  6,444
					========  ======== ========  ========  ========

Income (loss) from continuing
  operations applicable to
  common stockholders         $    126  $  4,169 $(10,480) $(27,491) $  6,444
                              ========  ======== ========  ========  ========
Weighted average common shares
  Outstanding - basic           16,279    16,279   15,591    15,587    13,236
                              ========  ======== ========  ========  ========
Weighted average common shares
  Outstanding - diluted         18,812    16,654   15,591    15,612    13,306
                              ========  ======== ========  ========  ========
Income (loss) from continuing
  operations per common share
  - basic                     $   0.01  $   0.26 $  (0.67) $  (1.76) $   0.49
                              ========  ======== ========  ========  ========
Income (loss) from continuing
  operations per common share
  - diluted                   $   0.01  $   0.25 $  (0.67) $  (1.76) $   0.48
                              ========  ======== ========  ========  ========

OPERATING AND OTHER DATA:
Cash flow from (used in)
  operating activities(3)     $ (3,323) $ (2,665)$   (979) $  5,050  $  5,507
                              ========  ======== ========  ========  ========
Cash flow from (used in)
  investing activities(3)         (780)      173   27,931    (2,532)   27,997
                              ========  ======== ========  ========  ========
Cash flow from (used in)
  financing activities(3)        4,565     2,440  (27,337)   (3,863)  (31,385)
                              ========  ======== ========  ========  ========
Depreciation and
  amortization(4)                2,480     2,582    2,762     5,392     4,639
                              ========  ======== ========  ========  ========
Capital expenditures(5)            729       200      188       519     1,457
                              ========  ======== ========  ========  ========
BALANCE SHEET DATA:

Total assets                    56,596    51,523   51,009    84,416   116,439
                              ========  ======== ========  ========  ========
Debt in default                      -         -   40,049    64,389         -
                              ========  ======== ========  ========  ========
Revolving credit facility       14,485     9,214        -         -    19,367
                              ========  ======== ========  ========  ========
Long-term debt(6)               35,628    31,915       61     3,793    50,732
                              ========  ======== ========  ========  ========
Stockholders' equity
  (deficit)                    (25,583)  (27,755) (30,840)  (17,245)   21,559
                              ========  ======== ========  ========  ========

EBITDA(7):                    $  6,461  $  1,966 $   (448) $   (148) $ 17,010
                              ========  ======== ========  ========  ========

(1) Represents sales from continuing operations. The Company has adjusted prior year financial data for the classifications of its springs and Rostone divisions as discontinued operations.

(2)   Includes amortization of debt issuance expenses and estimated warrant
value of the following amounts for the following years:   2004: $1,002; 2003:
$97; 2002: $754; 2001: $1,011; and 2000: $897.

(3)   Not restated for discontinued operations.

(4) Excludes amortization of debt issuance expenses and depreciation and amortization related to discontinued operations. See note (2) above.

(5)   Excludes capital expenditures of discontinued operations.

(6) Excludes borrowings under revolving credit facilities and includes current maturities of 13% senior notes for year 2000.

(7)   EBITDA is calculated as follows:

                                2004     2003     2002      2001      2000
                              -------- -------- --------  --------  --------
Income (loss) from continuing
  operations before taxes     $    397 $  4,169 $(10,480) $(14,813) $  5,828
Interest expense, net(2)         7,937    6,939    8,020     7,044     6,791
Depreciation and
  amortization(4)                1,667    1,849    2,012     4,675     4,095
Gain on extinguishment of debt  (3,540) (10,991)       -         -         -
Write-off of impaired goodwill       -        -        -     2,946         -
Equity loss from continuing
  operations of affiliate            -        -        -         -       296
                              -------- -------- --------  --------  --------
     EBITDA                   $  6,461 $  1,966 $   (448) $   (148) $ 17,010
                              ======== ======== ========  ========  ========

     EBITDA is presented in the Selected Historical Financial Data, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. Gains on extinguishment of debt are excluded from the current definition of EBITDA.


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

GENERAL

          The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, grating and precision plastic components. Until December 2004, the Company's products also included leaf springs. Such business was sold as of December 31, 2004. Additionally, during the year 2004, the Company decided to exit the thermoset plastics portion ("Rostone") of its plastics segment. Rostone was both a compounder and molder of thermoset polyester resins. Prior to 2003, the Company's products also included heavy duty cranes, bridge structures and materials handling systems. These businesses were sold during 2002. All of these sold businesses, as well as Rostone, are reported as discontinued operations.

     The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals, home electronics, office equipment and consumer goods. The Company's business units are organized into two major product categories:

* Metals manufactures and markets fabricated and machined industrial metal parts and products including large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and grating.

* Plastics manufactures precision molded plastic parts and provides engineered plastics services.

     Metals includes three reportable segments: Pressure vessels; Cylinders and Grating. Plastics is a single segment.


RECENT EVENTS

Shanghai Klemp Metal Products Co., Ltd

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

     In 1999, the Company adopted a plan to exit the grating manufacturing business through the disposition of its grating businesses, including its Chinese joint venture investment. Upon adoption of the plan, the grating businesses and assets were classified and accounted for as discontinued operations, including a provision for estimated loss on disposal of the Chinese joint venture of $2.0 million, and we ceased consolidating the joint venture as control of its daily operations was given to our joint venture partners and our then expatriate management was removed.

     In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture and now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners' expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and returned it to continuing operations effective at the beginning of 2004.

Congress Financial Financing

     In May 2004, the Company and Congress Financial Corporation ("Congress Financial"), which has since been merged into Wachovia Bank, N.A., amended their Loan and Security Agreement (the "Congress Loan Agreement"). Pursuant to the amendment, Congress Financial provided an additional $3.0 million loan (the "Congress Supplemental Loan") to the Company within the limit of the existing $25 million credit facility (the "Congress Loan Facility"), which did not increase. Proceeds from the Congress Supplemental Loan were used to pay trade payables and for other corporate purposes. Funds for the Supplemental Loan were provided to Congress by two private capital funds (the "Junior Participants") through their purchase of junior participation interests in the Congress Loan Facility in the amount of $1.5 million each. In partial consideration of such investment, the Company issued to each of the Junior Participants a warrant to purchase 375,000 shares of the Company's common stock at an initial exercise price of $0.01 per share, together with registration rights. The warrants were issued in January 2005, after the Company's Certificate of Incorporation was amended, with stockholder approval, to increase the authorized number of shares of common stock of the Company by 10 million.

     Interest on the Congress Supplemental Loan is payable monthly at a fixed rate of 15% per annum. Like the rest of the Congress Loan Facility, the Congress Supplemental Loan is collateralized by a continuing security interest and lien on substantially all of the Company's assets.

     The Congress Supplemental Loan is subject to the same financial and other covenants under the Congress Loan Agreement as the rest of the Congress Loan Facility, including the minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA") and the minimum fixed charge coverage ratio.

     Through August 2004, the Company achieved the minimum monthly EBITDA required under the Congress Loan Agreement. However, the Company was unable to achieve the required minimum monthly EBITDA of $650,000 for September 2004, having generated only $604,000, as calculated under the terms of the Congress Loan Agreement. In November 2004, Congress Financial and the Company entered into another amendment to the Congress Loan Agreement that waived the minimum EBITDA covenant for September 2004, eliminated the minimum EBITDA covenant for October 2004 and significantly reduced the monthly minimum EBITDA covenant going forward. The Company was in compliance with all other financial, affirmative and negative covenants in September 2004, including the required minimum fixed charge coverage ratio of 0.77:1 for the third quarter of 2004, having achieved a third quarter 2004 ratio of 1.17:1. However, as part of this amendment to the Congress Loan Agreement the covenant as to the minimum fixed charge coverage ratio was eliminated for all future quarters.

     Under the above noted November 2004 amendment, the Company was required to maintain new minimum monthly amounts of EBITDA of $280,000 in November 2004, $290,000 in December 2004, $350,000 in January 2005, $280,000 in
February 2005 and $300,000 per month thereafter. In January 2005, the Company failed to meet the minimum monthly amount, when it had an EBITDA loss for the month of $39,000. Congress has waived this EBITDA shortfall, and the Company is currently not in default under the Congress Loan Agreement.

SFSC Settlement

     Effective May 10, 2004, the Company's indebtedness to and from Stanwich Financial Services Corp. ("SFSC") was settled on the following terms: (1) pursuant to the judgment referred to below, the Company is obligated to pay SFSC the sum of $4.29 million on or before December 31, 2006, plus interest on such sum at the rate of 10% per annum from such effective date, in satisfaction of the Company's indebtedness to SFSC, (2) SFSC's indebtedness to the Company in the amount of $310,000 plus interest was cancelled and (3) provided it performs its obligations under the settlement and the judgment, the Company will be released from the claims of SFSC's creditors. As contemplated by the settlement agreement, a judgment has been entered against the Company for the settlement amount by the United States Bankruptcy Court for the District of Connecticut, in SFSC's pending Chapter 11 Bankruptcy proceeding. The settlement amount does not constitute a new liability of the Company, as it relates to indebtedness and a note receivable that had previously been recorded on the Company's balance sheet. The settlement resulted in a $3.3 million gain on debt extinguishment calculated as follows (in thousands):

                                                     Interest
                                     Payable         and Fee
Description                        (Receivable)      Accruals      Totals
-------------------------------     ----------      ----------    ---------
SFSC note receivable                  $   (310)       $   (155)    $   (465)
Reserve for interest receivable              -             100          100
SFSC collateral fee                          -             690          690
SFSC credit support fee                      -             294          294
SFSC note payable                        2,999           1,693        4,692
SFSC note payable                          500             317          817
SFSC note payable                          100              57          157
SFSC note payable by assignment          1,017             320        1,337
                                      --------        --------     --------
Totals                                $  4,306        $  3,316        7,622
                                      ========        ========

Less:  Note payable under settlement agreement                       (4,290)
                                                                   --------
Gain on SFSC litigation settlement                                 $  3,332
                                                                   ========

     The gain on debt extinguishment of $3.1 million recorded in the first quarter of 2004 was under the assumption that the settlement agreement would be effective as of January 1, 2004. However, subsequent to the filing of our Form 10-Q for the quarter ended March 31, 2004, the parties to the settlement agreement set the effective date of the settlement as May 10, 2004. Accordingly, the Company recorded an additional gain on debt extinguishment of $262,000 in the 2004 second quarter to reflect the settlement as if the Company continued to accrue interest under the terms of the prior SFSC notes payable through May 10, 2004.

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

     On February 3, 2005, the Company announced that it was unable to make a $2,928,000 interest payment by February 2, 2005 to the holders of the 13% Senior Notes. Holders of more than 80% of the principal amount of such Senior Notes agreed to enter into a Standstill Agreement with the Company, pursuant to which such holders agreed that they would not exercise and will (to the extent within their control) cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to such notes, with respect to this payment default or with respect to a potential event of default if the Company fails to make
the next scheduled interest payment due April 1, 2005.   In the Standstill
Agreement, such holders agreed to defer the $2,928,000 of interest not paid, plus any interest that is not paid on the next regularly scheduled due date of April 1, 2005, to December 2006. On April 1, 2005 the Company was unable to make this scheduled interest payment.


RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to
  Year Ended December 31, 2003

Continuing Operations

  Net sales, gross margins and EBITDA percentages for 2004 and 2003 are as follows. The percentages of EBITDA to net sales exclude corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the years ended 2004 and 2003 are 9.4% and 3.6%.

                       Net Sales         Gross Margin       EBITDA
                  --------------------  --------------  --------------
                     2004       2003     2004    2003    2004    2003
                  ---------  ---------  ------  ------  ------  ------
Pressure vessels  $  22,921  $  21,371   21.4%   22.4%   17.4%   18.0%
Cylinders            18,488     17,891   14.0%   13.6%    3.1%    2.0%
Grating               9,306          -   24.9%      -    13.7%      -
Plastics             17,935     15,791   17.8%   13.0%   12.3%    7.7%
                  ---------  ---------  ------  ------  ------  ------
  Totals          $  68,650  $  55,053   18.9%   16.9%   11.8%    9.8%
                  =========  =========  ======  ======  ======  ======

     Net sales for the year ended December 31, 2004 were up $13.6 million, or 24.7%, compared to the 2003 year. Sales in 2004 include $9.3 million of sales from the consolidation of the Company's 65% owned Chinese grating manufacturing subsidiary. Such operation had been treated as a discontinued operation. See "Minority Interests" and "Return of Discontinued Operations to Continuing Operations - Change in Plan" below. Excluding such grating sales, 2004 sales were up $4.3 million, or 7.8%, when compared to 2003. Such sales increase reflects the effects of increased backlogs in all segments of the business, which continued to grow throughout the year and produced higher fourth quarter sales in 2004 than in 2003.

     All segments of the business entered the 2004 year with historically low backlogs and all segments of the business recorded lower sales for the first nine months of year 2004 as compared to the comparable period in 2003. However, all segments were able to achieve higher backlogs as the year progressed and all segments recorded significantly higher sales in the fourth quarter of 2004 compared to 2003. Such higher 2004 fourth quarter sales, when added to the first nine months sales, enabled each segment to achieve higher sales for the full year 2004 than in the full year 2003. Such improving backlogs in all segments reflect an improving overall economic environment as well as our ability to overcome customers' concerns over our financial condition. [Management anticipates that it will be able to continue to increase its existing backlog in the first half of 2005].

     Gross margin as a percentage of sales increased approximately 12% in 2004 when compared to the 2003 percentage primarily due to the inclusion of the Chinese grating subsidiary in 2004. Excluding the sales and gross margin of the Chinese grating subsidiary, the U.S. operations gross margin percentage increased to 18.0% in 2004 from 16.9% in 2003. This increase in gross profit margin was primarily attributable to operating efficiencies from the increase in sales in 2004 combined with overall lower cost structures resulting from cost reduction efforts in 2003, especially in the Plastics segment. The consolidation of the cylinder operations in 2004 into a single facility also had a favorable effect on the gross profit margin of that segment. Only the pressure vessel segment recorded lower 2004 gross profit margins as a percentage of sales and this was primarily attributable to production interruptions in June 2004 caused by an electrical failure which resulted in unanticipated costs and underabsorbed overheads.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. Excluding the Chinese grating subsidiary and corporate and other EBITDA, EBITDA and EBITDA as a percentage of sales increased in 2004 compared to 2003 primarily due not only to the same factors affecting gross profit margin discussed above, but also to significant reductions in selling, general and administrative expenses as discussed below. A reconciliation of EBITDA to operating income for 2004 and 2003 by segment and corporate and other is as follows (in thousands):

                               Operating
                                  Profit    Deprec-   Amortiz-
                                   (Loss)    iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2004:
-----
Pressure vessels                $  3,395   $    584   $      -   $  3,979
Cylinders                            409        171          -        580
Grating                            1,267          7          -      1,274
Plastics                           1,347        863          -      2,210
Corporate and other(1)(2)         (1,624)        42          -     (1,582)
                                --------   --------   --------   --------
  Totals                           4,794   $  1,667   $      -   $  6,461
                                           ========   ========   ========
Gain on debt extinguishment        3,540
                                --------
  Operating profit              $  8,334
                                ========

2003:
-----
Pressure vessels                $  3,184   $    653   $      -   $  3,837
Cylinders                            107        246          -        353
Plastics                             316        900          -      1,216
Corporate and other(2)(3)         (3,490)        50          -     (3,440)
                                --------   --------   --------   --------
  Totals                             117   $  1,849   $      -   $  1,966
                                           ========   ========   ========
Gain on debt extinguishment       10,991
                                --------
  Operating profit              $ 11,108
                                ========

(1) Includes income totaling $0.6 million from reduction in environmental reserve.
(2) Excludes gain on debt extinguishment of $3.540 million in 2004 and $10.991 million in 2003.
(3) Includes gains totaling $0.2 million on sales of property and equipment.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for 2004 were $9.0 million, compared to $9.5 million for the 2003. SGA in 2004 includes $1.1 million from the Chinese grating joint venture. Excluding this, SGA decreased to $7.9 million domestically, or by $1.6 million. This decrease in SGA occurred in all segments, as well as the corporate office, and reflects a full year's benefit of cost cutting measures and payroll reductions implemented in 2003 as well as continuing expense reductions in 2004. Excluding the sales and SGA of the grating subsidiary, SGA as a percentage of sales decreased to 13.4% for 2004 compared to 17.2% in 2003.

Gains on Debt Extinguishments

     As described above in this Item 7 under the captions "RECENT
EVENTS"/"SFSC Settlement," the settlement of the Company's obligations to SFSC resulted in a $3.32 million gain on debt extinguishment in 2004.

     As described above in this Item 7 under the captions "RECENT EVENTS"/"13% Senior Notes," $2.8 million of the principal of and $8.2 million of accrued and unpaid interest on certain of the Company's 13% Senior Notes were cancelled or extinguished in 2003, and $52,000 of the principal of and $156,000 of accrued and unpaid interest on certain of such notes were cancelled or extinguished in 2004.

Other Income

     Other income for 2004 was $788,000, compared to other income of $299,000 for 2003. The components are as follows:

                                                 2004      2003     Change
                                               --------  --------  --------
Costs to consolidate cylinder locations        $    264  $      -  $    264
Adjustments of environmental reserve               (601)        -      (601)
Gain on sale of property                              -      (138)      138
Reduction of the lease termination reserve          (97)     (117)       20
Write-off of assets                                   -       117      (117)
Other income, net                                  (354)     (161)     (193)
                                               --------  --------  --------
Total other income, net                        $   (788) $   (299) $   (489)
                                               ========  ========  ========

     During May 2004, we completed the consolidation of our cylinder manufacturing operations into a single facility in Libertyville, Illinois. Costs totaling $264,000 were incurred in 2004. The Company finalized the settlement of a Louisiana environmental litigation matter in 2004. Such settlement has resulted in a new estimate of the required reserve, which resulted in a $601,000 adjustment. In June 2003, the Company sublet its idle manufacturing facility in Clearfield, Utah and, therefore, has recorded rental income in both 2004 and 2003. The Company sold idle property in the 2003 third quarter which resulted in a gain. There were no other individually significant items of other income or expense in 2004 or 2003.

Minority Interests

     Minority interests of $0.3 million represent income during 2004 allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. See "Return of Discontinued Operations to Continuing Operations - Change in Plan" below.

Interest Expense

     Interest expense for 2004 was $7.9 million compared to $6.9 million for 2003. This increase is primarily due to the higher level of amortization of deferred financing costs and estimated warrant value as well as the accrual of fees in connection with debt guarantees in 2004 than in 2003.

Income Taxes

     There was no tax provision from continuing operations in 2004 or 2003. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $64.1 million at December 31, 2004. The years in which such net operating losses expire are as follows (in thousands):

                        Year ending December 31:
                        ------------------------------
                        2007                  $  6,067
                        2008                       609
                        2009                     3,235
                        2010                     2,520
                        After 2010              51,666

     [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2004 [and to continue to do so during 2005 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]

Return of Discontinued Operations to Continuing Operations - Change in Plan

     See above "RECENT EVENTS", "Shanghai Klemp Metal Products Co., Ltd", under this Item 6.

Year Ended December 31, 2003 Compared to
  Year Ended December 31, 2002

Continuing Operations

     Net sales, gross margins and EBITDA percentages for 2003 and 2002 are as follows. The percentages of EBITDA to net sales exclude corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the years ended 2003 and 2002 are 3.6% and (1.0%).

                        Net Sales        Gross Margin       EBITDA
                  --------------------  --------------  --------------
                     2003       2002     2003    2002    2003    2002
                  ---------  ---------  ------  ------  ------  ------
Pressure vessels  $  21,371  $  17,317   22.4%   14.3%   18.0%    5.2%
Cylinders            17,891     18,087   13.6%   10.8%    2.0%   (1.6%)
Plastics             15,791     19,783   13.0%   18.5%    7.7%   12.2%
                  ---------  ---------  ------  ------  ------  ------
  Totals          $  55,053  $  55,187   16.9%   14.7%    9.8%    5.5%
                  =========  =========  ======  ======  ======  ======

     Pressure vessels sales were up in 2003 compared to 2002. This increase is due to this segment's return to almost normal production and shipment levels during the first half of 2003 compared to management's decision to shut-down our pressure vessels facility for the first two months of 2002 with a limited production schedule. We made this decision in 2002 to reduce spending due to our liquidity problems and to lessen the strain on this segment's raw material vendors.

     Cylinder sales were flat for 2003 compared to 2002 due to weak fourth quarter 2003 shipments caused by temporary customer facility shutdowns and a resulting decrease in order levels. This segment continues to be affected by softness in its markets.

     The decrease in Plastics revenues in 2003 compared to 2002 began in the second quarter of 2003 and is the result of several reasons including our reduced ability to access raw materials, which was affected by tight liquidity, and a lag in certain customers' decisions on newly quoted programs, which are intended to replace finished programs, caused by uncertainty surrounding our financial condition.

     The increase in gross margin as a percentage of sales in the pressure vessels segment in 2003 compared to 2002 is primarily due to increased sales and to management's decision to shut-down our pressure vessels facility for the first two months of 2002 as discussed above, resulting in a reduction in production activity for the second quarter 2002 causing underabsorption of overheads and a lower gross margin as a percentage of sales than would normally be expected. The increase in gross margin as a percentage of sales at cylinders is the result of actions to reduce costs through workforce reductions taken in the 2002 third quarter to better match production resources with volume levels. Although the same actions to reduce costs were also taken at plastics, the benefits were more than offset by the decreased volume level and the resulting effect of fixed costs on gross margin.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales increased during 2003 compared to 2002 primarily due to the same factors affecting gross profit margin discussed above and our continued focus on reducing selling, general and administrative costs in Plastics. A reconciliation of EBITDA to operating income (loss) in 2003 and 2002 by segment and corporate and other is as follows (in thousands):

                               Operating
                                  Profit    Deprec-   Amortiz-
                                   (Loss)    iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2003:
-----
Pressure vessels                $  3,184   $    653   $      -   $  3,837
Cylinders                            107        246          -        353
Plastics                             316        900          -      1,216
Corporate and other(1)(2)         (3,490)        50          -     (3,440)
                                --------   --------   --------   --------
  Totals                             117   $  1,849   $      -   $  1,966
                                           ========   ========   ========
Gain on debt extinguishment       10,991
                                --------
  Operating profit              $ 11,108
                                ========
2002:
-----
Pressure vessels                $    201   $    698   $      -   $    899
Cylinders                           (609)       323          -       (286)
Plastics                           1,497        924          -      2,421
Corporate and other(3)            (3,549)        67          -     (3,482)
                                --------   --------   --------   --------
  Totals                        $ (2,460)  $  2,012   $      -   $   (448)
                                ========   ========   ========   ========

(1) - Includes gains totaling $226,000 on sales of property and equipment.
(2) - Excludes gain on debt extinguishment of $10,991,000. See "Gain on Debt Extinguishment" below.
(3) - Include gain of $375,000 on sale of equipment.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for 2003 were $9.5 million, compared to $11.4 million for 2002. This decrease in SGA is due to 2002 including approximately $1.0 million of incremental legal, audit and consultant costs related to the default on our bank financing that did not recur in 2003. The remaining decrease is related to cost cutting measures taken during 2002, including trimming the executive payroll and reductions in administrative positions. SGA as a percentage of sales decreased to 17.2% for 2003 compared to 20.6% in 2002. SGA as a percentage of sales was lower in 2003 compared to 2002 due to lower incremental bank-induced costs and previously described cost-cutting measures.

Gain on Debt Extinguishment

     As described above in this Item 7 under the captions "RECENT EVENTS"/"13% SENIOR NOTES," the Company made a Consent Solicitation to the holders of its 13% Senior Notes in 2003 and recirculated the solicitation in 2004. As a result of consents received by the Company in 2003 from certain of such holders, $2.8 million of the principal and $8.2 million of accrued and unpaid interest on the 13% Senior Notes held by such consenting noteholders were cancelled or extinguished in the fourth quarter of 2003.

     [The Company is currently investigating other recapitalization scenarios that include, among other things, the use of additional private capital fund financing to repurchase at discounts with waivers of all accrued and unpaid interest some portion or all of our senior and unsecured subordinated notes payable.] The Company believes that, as the result of recent events related to our refinancing and senior notes and, in view of our continuing efforts to investigate other recapitalization scenarios, resulting gains from such activities do not meet the criteria pursuant to APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as extraordinary.

Other Income

     Other income for 2003 was $299,000, compared to other income of $805,000 for 2002. The components are as follows:

                                                 2003      2002     Change
                                               --------  --------  --------
Gain on sale of property                       $   (138) $      -  $   (138)
Reduction of the lease termination reserve         (117)        -      (117)
Gain on sale of equipment                           (88)     (375)      287
Write-off of assets                                 117         -       117
Other income, net                                   (73)     (430)      357
                                               --------  --------  --------
Total other income, net                        $   (299) $   (805) $    506
                                               ========  ========  ========

     Other income in 2003 includes gains on sales of idle farmland in Boone County, IL and excess manufacturing equipment of $88,000. We also adjusted the lease termination reserve, resulting in a reduction of $117,000. The lease termination reserve was reduced as the result of the execution of a sublease agreement with another party resulting in a new estimate of future lease termination costs. We also wrote-off assets of an inactive subsidiary deemed to have no value. In January 2002, we sold equipment that had no book value. The decrease in the remaining other income is primarily due to higher levels of sales of scrap and miscellaneous parts in 2002 due to cleaning out idled facilities.

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

Income Taxes

     There was no tax provision from continuing operations in 2003 or 2002. The Company had net operating loss carryforwards for Federal tax return reporting purposes totaling $115.2 million at December 31, 2003, $53.1 million of which expired by the end of 2004. Management has determined to fully reserve for the total amount of net deferred tax assets until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.


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

Recent Events

Financing Transactions

            In 2003 and 2004, the Company received financing, or amended existing financing arrangements, in the following transactions:

	1.	In August 2003, LC Capital Master Fund ("LC Capital") made a term loan of $2.5 million to the Company (the "First LCC Loan").

	2.	In connection with the Congress Financial refinancing described below, LC Capital made a second term loan of $1.0 million to the Company on December 3, 2003 (the "Second LCC Loan"). The First LCC Loan and the Second LCC Loan were combined into a single loan of $3.5 million, and the promissory note for the First LCC Loan was replaced by an amended promissory note in the amount of $3.5 million (the "Amended LCC Note"). The principal of the Amended LCC is payable in December 2006, bears interest at the rate of 10% per annum, payable monthly, and is subordinate to the Company's indebtedness to Congress Financial . The Amended LCC Note is secured by security interests in substantially all of the Company's assets. In connection with these financings, the Company has issued warrants to LC Capital to purchase 875,000 shares of the Company's common stock at a price of $0.01 per share.

	3.	Also in connection with the Congress Financial refinancing,
Mercury Capital Corporation ("Mercury Capital"), another private capital firm, made a $4.2 term loan to the Company on December 3, 2003 (the "Mercury Capital Loan"). The Mercury Capital Loan bears interest at the greater of 12% per annum or the prime rate plus 8%, payable monthly. The principal is payable in December 2006, subject to the Company's right to prepay without penalty after May 2004. The Mercury Capital Loan is secured by mortgages on all of the Company's real properties. In connection with the Mercury Capital Loan, the Company issued an option to Mercury Capital to purchase up to 500,000 shares of the Company's common stock at a price of $0.50 per share.

	4.	In December 3, 2003 the Company refinanced its senior secured loan
(revolving and term) with Bank of America, N.A. ("BOA") through a senior secured credit facility (the "Congress Loan Facility) with Congress Financial Corporation ("Congress Financial"), consisting of revolving credit, term loan and letter of credit accommodations up to $25 million. The $3.2 million term loan component of the Congress Loan Facility amortizes to the revolving credit line under the facility at the rate of $53,000 per month, beginning on January
1, 2004. Interest on loans outstanding on the Congress Loan Facility (other than the Supplemental Loan referred to in the next paragraph) is payable monthly at a variable rate to the prime rate publicly announced from time to time by Wachovia Bank, National Association plus 2.5%. The default rate of interest is prime plus 4.5%. The Company's indebtedness under the Congress
Loan Facility is collateralized by security interests on substantially all of the Company's assets.

	In May, 2004 Congress made an additional loan of $3.0 million to the Company under and within the limits of the Congress Loan Facility. See above in this Item 7 under the captions "RECENT EVENTS"/"Congress Financial Financing" for a description of this Supplemental Loan.

	The Congress Loan Facility has a three-year term, subject to automatic renewals of one year, unless either party gives notice of termination at least 90 days before the end of the term. On December 31, 2004, the Company had outstanding borrowings under this facility of $17.2 million, including $11.7 million under the revolving credit line, $2.5 million under the term loan and $3.0 million under the 2004 Supplemental Loan.

	As described above in this Item 7 under the captions "RECENT EVENTS"/"13% Senior Notes," in 2003 and 2004, in connection with the Congress Financial refinancing, the Company restructured its indebtedness under its 13% Senior Notes. Among other things, this restructuring resulted in a cancellation of $2,842,000 of the principal and $8,357,000 of accrued and unpaid interest under such notes.

	The proceeds of the foregoing were used to repay the Company's loans from Bank of America ($11.7 million on December 3, 2003) and for working capital and other general corporate purposes.

SFSC Settlement

     As described above in this Item 7 under the captions "RECENT
EVENTS"/"SFSC Settlement," the settlement of the Company's indebtedness to Stanwich Financial Services Corp. on May 10, 2004 resulted in debt extinguishment of $3.3 million and the extension of the due date for the $4.29 balance of this debt to December 31, 2006.

13% Senior Notes

     As described above in this Item 7 under the captions "RECENT EVENTS"/"13% Senior Notes," the Company made a Consent Solicitation to the holders of its 13% Senior Notes in 2003 and recirculated the solicitation in 2004. As a result of consents received by the Company in response to these solicitations, among other things, $2.8 million of the principal of and $8.2 million of accrued and unpaid interest on certain of such notes were cancelled or extinguished in 2003, and $52,000 of the principal and $156,000 of the accrued and unpaid interest were cancelled or extinguished in 2004.

Summary of 2004 Activities

     Cash and cash equivalents totaled $1.1 million and $0.7 million at December 31, 2004 and 2003, respectively. For 2004, $3.3 million of cash used by operating activities and $0.8 million of cash used for capital expenditures was provided by $4.6 million of additional financing activities.

Operating Activities

     Cash used by operating activities of $3.3 million in 2004 was primarily the result of an increase in working capital, mainly receivables and inventories.

Investing Activities

     Cash used in investing activities in 2004 consisted solely of capital expenditures of $0.8 million.

Financing Activities

     As noted above, the Company arranged for a $3.0 million junior participation loan with Congress. Funds for the additional $3.0 million of supplemental financing were provided to Congress by two private capital funds as the result of the execution of a junior participation loan transaction between Congress and the two funds. These funds, plus $2.4 million of increased borrowing under the Congress revolving credit facility provided $5.5 million of additional financing to the Company. The Company made repayments of debt during the year of $0.7 million, mainly related to the scheduled debt payments on the Congress term loan, and paid $0.4 million of financing costs related to the December 2003 refinancing.

CONTRACTUAL OBLIGATIONS

     The following represents a tabular summarization of the Company's contractual obligations at December 31, 2004 for each of the next five years and thereafter (in thousands):

Description         Total    2005    2006    2007    2008    2009   2009+
-----------------  ------- ------- ------- ------- ------- ------- -------
Congress revolving
 credit facility   $14,649 $     - $14,649 $     - $     - $     - $     -
Congress term loan   2,539     636     636     636     631       -       -
Note payable         4,200       -   4,200       -       -       -       -
Note payable         3,500       -   3,500       -       -       -       -
13% senior notes    22,013       -  22,013       -       -       -       -
Note payable         4,290       -   4,290       -       -       -       -
Notes payable-
 currently due       4,162   4,162       -       -       -       -       -
Note payable-
 related parties       500     500       -       -       -       -       -
Capital lease
 obligations
 and SBA loans           9       9       -       -       -       -       -
Noncancellable
 operating lease
 commitments         9,501   1,552   1,151   1,039   1,020     969   3,770
                   ------- ------- ------- ------- ------- ------- -------
Total contractual
  obligations      $65,363 $ 6,859 $50,439 $ 1,675 $ 1,651 $   969 $ 3,770
                   ======= ======= ======= ======= ======= ======= =======

     The above table shows the contractual aggregate maturities of debt, including $14.6 million of revolving credit facility borrowings, and commitments under noncancellable operating leases. As of December 31, 2004, holders of $1.2 million of principal amount of 13% senior notes had not consented to the provisions and waivers in the November 2003 solicitation. However, since the Company succeeded in obtaining the consent of holders of more than 90% of the principal amount of senior notes, and since such holders have directed the trustee to refrain from exercising any remedies in respect of past, present or future defaults, the $1.2 million principal amount of senior notes held by non-consenting holders is classified as being due in December 2006. Notes payable - currently due and notes payable - related parties, although contractually due, may not be paid due to restrictions imposed by the Congress loan and security agreement.


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

     Accounts receivable are presented net of a reserve for doubtful accounts of $202,000 at December 31, 2004 and $337,000 at December 31, 2003, which represented 1.7% and 4.4%, respectively, of gross trade receivables (excluding other non-trade receivables).

Inventories and Inventory Reserves

     At December 31, 2004, inventories are stated at the lower of cost or market, at costs that approximate the first-in, first-out method of inventory valuation. During the third quarter of 2003, for those locations of the Company that had been using the last-in, first-out method of inventory valuation, we changed the method of valuing inventory to the first-in, first-out method. The effect on the results of operations for the year ended
December 31, 2003 was inconsequential.   Work-in-process and finished goods
include material costs, labor costs and manufacturing overhead. Reserves for excess, slow-moving and obsolete inventories are based on reviews of inventory usage reports for items more than one year old. The Company evaluates its inventories on a quarterly basis to identify excess, slow-moving and obsolete inventories and assess reserve adequacy. When this evaluation indicates such inventories exist, the reserve is increased by a charge to operations or such inventories are written off.

Goodwill and Impairment

     The excess of the purchase consideration over the fair value of the net assets of acquired businesses is considered to be goodwill. The Company reviews goodwill when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We also review goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill be tested annually using a two-step process. The first is to identify any potential impairment by comparing the carrying value of reporting units to their fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. Reporting unit fair value is estimated using the income approach, which assumes that the value of a reporting unit can be computed as the present value of the assumed future returns of an enterprise discounted at a rate of return that reflects the risk of an investment. A significant increase in the rate at which the assumed future returns are discounted could result in an unexpected impairment charge to goodwill, which could have a negative impact on our operating results.

     At December 31, 2004, the Company had $11.0 million of goodwill on its consolidated balance sheet. Of the $11.0 million of goodwill, $9.5 million relates to the pressure vessels and springs segment and $1.5 million relates to the cylinders segment. We have completed all transitional and annual impairment tests necessary to date and concluded that our goodwill is not impaired.

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

     The Company uses the fair value of plan assets to determine the expected and actual returns on plan assets. The difference between the expected return and actual return is deferred. During the second half of 2001 and the year 2002, the fair value of assets in both of the Company's defined benefit pension plans decreased for various reasons, including a downturn in the overall economy and unusual world events. During 2003 and 2004, the fair value of assets increased but was mostly offset by an increase in the benefit obligation. The Company has recorded additional minimum pension liabilities in excess of amounts previously accrued totaling $1.9 million at December 31, 2004 and $2.0 million at December 31, 2003, which is classified as accumulated comprehensive loss within stockholders' deficit at such dates. Although management believes the long-term rates of return used to calculate the expected returns on plan assets are reasonable, a trend of actual returns being less than expected returns would cause future pension costs to increase.

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

     [The Company currently expects consolidated pension costs in 2005 will approximate 2004.]

Other Postretirement Benefits

     The Company provides health benefits for certain retired employees at the Company's pressure vessel operations and Plastics and of its Corporate Executive Payroll. These plans are not funded. During 2004, management decided to sell and close its Rostone operation. As a result, there was a significant decrease in the expected benefit obligation of the Plastics segment and a gain of $558,000 was recognized in 2004 and is included in discontinued operations of Rostone. The other postretirement benefit costs and the benefit obligation are actuarially determined based on discount rates and expected trends in healthcare costs. Absent the gain from Rostone, costs increased slightly in 2004 over 2003 and [the Company currently expects consolidated other postretirement benefit costs for 2005 to increase slightly from 2004.]

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. Had the Company applied the fair value recognition provisions of SFAS No. 123 there would have been no material effect on reported income
(loss) for years 2004, 2003 and 2002.

Environmental Contingencies

     When it is probable that a liability has been incurred or an asset has been impaired, a loss is recognized assuming the amount of the loss can be reasonably estimated. The Company believes it is currently in material compliance with existing environmental protection laws and regulations and is no longer involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions that may be required, the Company has also employed outside consultants from time to time to advise and assist the Company's environmental compliance efforts. As a result, the Company has no significant amount of accruals for environmental costs.


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

Reunion's bank financing is subject to financial covenants

     We are currently not in default on our bank financing and senior notes. However, our bank financing is subject to monthly financial and other covenants, and we have failed to meet such covenants on several occasions, for which we were able to obtain default waivers. If our operations do not improve during 2005, we may fail to meet one or more financial or other covenants. If this would happen, we would be in default on our bank obligations and, subject to the terms of the loan and security agreement, all of our bank loans would be due and payable. Although it may be possible to negotiate additional waivers of defaults, no assurances can be given that we would be able to do so.

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

Reunion's past performance could impact future prospects

     Because of losses suffered by the Company over the past several years, potential or current customers may decide not to do business with us. If this were to happen, our sales may not increase or may decline. If sales do not increase, or we experience a decline in sales, our ability to cover costs would be further reduced, which could negatively impact our financial position and results of operations.

Reunion is a going concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2004, the Company has a deficiency in working capital of $13.3 million, a loss from continuing operations of $3.5 million before gain on debt extinguishment, cash used in operating activities of $3.3 million and a deficiency in assets of $25.6 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

       We successfully refinanced our bank debt in December 2003 and have extinguished a significant portion of our obligations under various debt instruments over the past year. These steps have improved liquidity and deferred the principal maturities on a significant portion of our debt. However, on February 3, 2005, we announced that we were unable to make a $2,928,000 interest payment by February 2, 2005 to the holders of the Senior Notes. Holders of more than 80% of the principal amount of the Senior Notes agreed to enter into a Standstill Agreement with the Company. Pursuant to such Standstill Agreement, holders agreed that they would not exercise and will (to the extent within their control) cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to the Senior Notes, with respect to this payment default or with respect to a potential Event of Default if the Company fails to make the next scheduled interest payment due April 1, 2005.
 In the Standstill Agreement, such holders agreed to defer payment of the interest not paid by February 2, 2005, and any interest that is due April 1, 2005 and not paid, to December 2006. Although it may be possible to negotiate additional waivers of defaults, no assurances can be given that we would be able to do so.

     The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although we believe we can accomplish these plans, no assurances exist that we will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.


RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2004 and May 2004, the FASB issued FASB Staff Position Nos. 106-1 and 106-2, respectively, regarding accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). Recognition of the Act was permitted to be deferred under FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Under the provisions of the Act, companies that provide prescription drug coverage to retirees over age 65 will be entitled to a government subsidy beginning in 2006 if the benefits provided under the company plan are at least actuarially equivalent to those that will otherwise be offered by the government. The FASB issued final accounting guidance in May 2004 with FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which requires that the effect of the Act to be reflected in third quarter 2004 financial statements. The effect of such Act has not had, and is not expected to have, any material effect on our financial position or results of operations.

     On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue

Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, "Revenue Recognition". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 has not had, and is not expected to have, a material effect on our financial condition or results of operations.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities and clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as period expense. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this Statement but do not expect it to have a significant effect on our financial position or results of operations.

     In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. This accounting pronouncement had no impact on Reunion as the Company did not repatriate earnings in 2004 for U.S. tax purposes.

     In December 2004, the FASB issued SFAS 123R, "Share Based Payment." SFAS 123R is a revision to SFAS 123 and supersedes APB 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.
SFAS 123R permits public companies to choose between the following two adoption methods:
1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or
2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     Reunion currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, recognizes no compensation expense for employee stock options. The impact of the adoption of SFAS 123R on Reunion cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. There would have been no material impact on reported results of operations and earnings per share had the Company applied the fair value provisions of SFAS 123 to share-based payments.
     The adoption of SFAS 123R's fair value method may have an impact, possibly material, on Reunion's future results of operations but is not expected to significantly impact the Company's overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense, if any, to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the consolidated statement of cash flows of periods after adoption. Due to timing of the release of SFAS 123R and the choice between the two adoption methods, the Company is still analyzing the ultimate impact that this new pronouncement may have on its results of operations.

     On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). Although not altering any conclusions reached in SFAS 123R, SAB 107 provides the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and, among other things, provide the Staff's views regarding the valuation of share-based payment arrangements for public companies. Reunion intends to follow the interpretative guidance on share-based payment set forth in SAB 107 during the Company's adoption of SFAS 123R.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, Reunion Industries has market risk exposure to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and Reunion Industries' strategies to manage the exposure is discussed below.

     Excluding its subsidiary in Shanghai, China, Reunion Industries manufactures its products in the United States and sells its products in the United States and in foreign countries. The countries to which the Company exports its products vary from year to year. International sales in 2004, 2003 and 2002 were primarily in four areas: the Far East; Latin and South America; Western Europe; and Canada. The majority of international sales in 2004 and 2003 relate to pressure vessel sales to customers in Taiwan and the People's Republic of China. Of Reunion's $59.3 million of consolidated net sales from U.S. continuing operations for 2004, $7.4 million were export sales, of which $6.0 million related to pressure vessel sales and $1.1 million related to Plastics. Of the $6.0 million of foreign pressure vessel sales, approximately $4.3 million was in the Far East (principally China and Taiwan) and $1.1 million was in Canada. Of the $1.1 million of foreign Plastics sales, approximately $0.4 million was in Mexico, approximately $0.3 was in Canada and approximately $0.3 was in Western Europe. Foreign cylinder sales for 2004 were approximately $0.4 million, primarily into Canada. Of Reunion's $55.1 million of consolidated net sales for 2003, $7.5 million were export sales, of which $6.0 million related to pressure vessel sales and $1.2 million related to Plastics. The remainder related to cylinder sales in Canada. Of the $6.0 million of foreign pressure vessel sales, approximately $4.9 million was in the Far East (principally China and Taiwan) and $0.6 million was in Western Europe. The remainder was in Canada. Plastics export sales included $0.5 million in Mexico with the remainder in Europe and Canada. Of Reunion's $55.2 million of consolidated net sales for 2002, $9.6 million were export sales, of which $7.7 million related to pressure vessel sales and $1.6 million related to Plastics. The remainder related to cylinder sales, primarily in Canada. Of the $7.7 million of foreign pressure vessel sales, approximately $6.7 million was in the Far East (principally China and Taiwan) and $0.7 million was in Western Europe. The remainder were in the Middle East and Canada. Plastics export sales included $0.8 million in Mexico with the remainder in Europe and Canada.

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

	Reunion Industries' operating results are subject to risk from interest rate fluctuations on debt that carries variable interest rates. The variable rate debt was approximately $15.2 million at December 31, 2004, which is representative of balances outstanding during the year. A 1.00% change in interest rates would affect results of operations by approximately $150,000.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reunion's consolidated financial statements are set forth beginning at Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

        As required by Rule 13a-15(b), Reunion's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Reunion's disclosure controls and procedures as defined in Exchange Act
Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Reunion's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Reunion's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Reunion's internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Reunion's internal control over financial reporting. Due to staff reductions and additional burdens placed on the Plastics division, due primarily to Management's decision to dispose of its Rostone operation, the internal controls at the Plastics division showed some deterioration during the fourth quarter which
resulted in our auditors proposing several adjusting entries.   Management is
focused on correcting and improving these internal controls and has restructured plant reporting and supervision responsibilities at the Plastics division to address these issues. We have concluded that such deterioration has not materially affected the financial results presented for the year.
      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

	PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Proposal, Election of Directors" and "Management Information; Executive Officers" is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 2, 2005.


ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Management Information" and "Proposal; Election of Directors; Director Compensation" is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 2, 2005.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

     The information under the caption "Ownership Information" is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 2, 2005.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Ownership Information; Certain Relationships and Related Transactions" is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 2, 2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the caption "Fees Paid to Mahoney Cohen & Company, CPA, P.C." is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 2, 2005.

	PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

The following consolidated financial statements and financial statement schedules of Reunion Industries, Inc. and its subsidiaries are included in
Part II, Item 8:

1.   Financial Statements (Pages F-1 through F- 47)

     Report of Management
     Report of Independent Registered Public Accounting Firm ?
       Mahoney Cohen & Company, CPA, P.C.
     Report of Independent Registered Public Accounting Firm -
       Ernst & Young LLP
     Consolidated Balance Sheets - December 31, 2004 and 2003
     Consolidated Statements of Operations and Comprehensive
       Income (Loss) - Years Ended December 31, 2004, 2003 and 2002 Consolidated Statements of Cash Flows - Years Ended December 31, 2004,
       2003 and 2002
     Notes to Consolidated Financial Statements

2.   Financial Statement Schedules (Page S-1)

     Schedule II - Valuation and Qualifying Accounts and Reserves

     Other schedules have been omitted because they are either not required, not applicable, or the information required to be presented is included in Reunion Industries' financial statements and related notes.

3.   Exhibits

     See pages E-1 to E-4 for a listing of exhibits filed with this report or incorporated by reference herein.

     (b)   Current Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated and filed on February 3, 2005 under Item 2 to announce that, following the failure of the Company by February 2, 2005 to make a $2,928,000 interest payment to the holders of its 13% Senior Notes, holders of more than 80% of the principal of such notes had entered into a Standstill Agreement with the Company. Pursuant to such Standstill Agreement, holders agreed that they would not exercise and will (to the extent within their control) cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to the Senior Notes, with respect to this payment default or with respect to a potential Event of Default if the Company fails to make the next scheduled interest payment due April 1, 2005. In the Standstill Agreement, such holders agreed to defer payment of the interest not paid by February 2, 2005, and any interest that is due April 1, 2005 and not paid, to December 2006.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2005                 REUNION INDUSTRIES, INC.
      --------------
                                     By: /s/ Charles E. Bradley, Sr.
                                         ----------------------------
                                             Charles E. Bradley, Sr.
                                     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on this 15th day of April, 2005.

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

/s/ Thomas L. Cassidy                 Director
---------------------------
    Thomas L. Cassidy

/s/ David E. Jackson                  Director
---------------------------
    David E. Jackson

/s/ John G. Poole                     Director
---------------------------
    John G. Poole

                           REUNION INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              Page
------------------------------------------                              ----

Report of Management....................................................F-2
Report of Independent Registered Public Accounting Firm ? Mahoney
  Cohen & Company, CPA, P.C.............................................F-3
Report of Independent Registered Public Accounting Firm ? Ernst &
  Young LLP.............................................................F-4
Consolidated Balance Sheets.............................................F-5
Consolidated Statements of Operations and
  Comprehensive Income (Loss)...........................................F-6
Consolidated Statements of Cash Flows...................................F-8
Notes to Consolidated Financial Statements..............................F-9

	Report of Management
     Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-
K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate under the circumstances and, accordingly, include some amounts based on management's best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.
      Management is responsible for maintaining a system of internal business controls and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business ethics applicable to all employees of Reunion and its subsidiaries. Management believes that Reunion's internal controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and maintaining accountability for assets.
      The Audit Committee of the Board of Directors, composed solely of Directors who are not employees or officers of Reunion, meets on a regular periodic basis with the independent auditors and management to discuss internal business controls, auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Audit Committee.
      The independent auditors, Mahoney Cohen & Company, CPA, P.C., are engaged to audit the consolidated financial statements of Reunion and to conduct such tests and related procedures as they deem necessary in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board (United States). The opinion of the independent auditors, based upon their audits of the consolidated financial statements, is contained in this Annual Report on Form 10-K.

/s/ Charles E. Bradley, Sr.             /s/ John M. Froehlich
------------------------------------    --------------------------------------
Charles E. Bradley, Sr.                 John M. Froehlich
Chairman and Chief Executive Officer    Executive Vice President and
							Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Reunion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Reunion Industries, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reunion Industries, Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Reunion Industries, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, at December 31, 2004, the Company has a deficiency in working capital of $13.3 million, a loss from continuing operations of $3.5 million before gain on debt extinguishment, cash used in Operating Activities of $3.3 million and a deficiency in assets of $25.6 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                     /s/ Mahoney Cohen & Company, CPA, P.C.


New York, New York
March 18, 2005

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Reunion Industries, Inc.

We have audited the consolidated statements of operations and comprehensive income (loss) and cash flows of Reunion Industries, Inc. for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Reunion Industries, Inc. for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

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


/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 14, 2003

                REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                           At December 31,     At December 31,
                                                     2004                2003
                                           --------------      --------------
     ASSETS:
Cash and cash equivalents                       $   1,146           $     656
Receivables, net                                   12,768               8,591
Advances to employees                                  26                  56
Inventories, net                                    9,300               6,753
Other current assets                                1,832               1,212
Assets of discontinued operations, current	    3,216               3,208
                                                ---------            --------
     Total current assets                          28,288              20,476

Property, plant and equipment, net                  9,374              10,304
Property, plant and equipment, held for sale        2,911               3,893
Due from related parties                              919               1,405
Goodwill, net                                      10,994              10,994
Other assets, net                                   4,110               4,438
Other assets of discontinued operations                 -                  13
                                                ---------            --------
Total assets                                    $  56,596            $ 51,523
                                                =========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current maturities of debt                      $     645            $    683
Revolving credit facilities				   14,485               9,214
Trade payables                                      9,300               8,619
Accrued salaries and benefits                       1,184               1,645
Accrued interest                                    5,663               2,119
Accrued environmental reserves                        230                 832
Due to related party                                  285               3,276
Other current liabilities                           4,266               5,149
Notes payable                                       4,161               4,161
Notes payable - related parties                       500               5,115
Current liabilities of discontinued
   operations                                         827               1,191
                                                ---------            --------
     Total current liabilities                     41,546              32,790

Long-term debt                                     35,628              31,915
Other liabilities                                   3,759               3,859
Non-current liabilities of
   discontinued operations                            916               1,500
                                                ---------            --------
     Total liabilities                             81,849              79,278

Minority interests                                    330                   -

Commitments and contingent liabilities                  -                   -
     Stockholders' deficit:
Common stock ($.01 par value, 30,000,000 shares
  authorized, 16,278,519 shares issued
  and outstanding)                                    163                 163
Capital in excess of par value                     27,866              25,609
Accumulated other comprehensive loss               (1,902)             (1,979)
Accumulated deficit                               (51,710)            (51,548)
                                                ---------            --------
Stockholders' deficit                             (25,583)            (27,755)
                                                ---------            --------
Total liabilities and stockholders' deficit     $  56,596            $ 51,523
                                                =========            ========

         See accompanying notes to consolidated financial statements.

                       REUNION INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 (in thousands, except per share information)

                                                  Year Ended December 31,
                                                  2004       2003       2002
                                              --------   --------   --------
     Sales:
Metals                                        $ 50,715   $ 39,262   $ 35,404
Plastics                                        17,935     15,791     19,783
                                              --------   --------   --------
  Total sales                                   68,650     55,053     55,187
                                              --------   --------   --------
     Cost of Sales:
Metals                                          40,914     32,032     30,969
Plastics                                        14,737     13,743     16,117
                                              --------   --------   --------
  Total cost of sales                           55,651     45,775     47,086
                                              --------   --------   --------
  Gross profit                                  12,999      9,278      8,101
Selling, general & administrative                8,993      9,460     11,366
Gain on debt extinguishment                     (3,540)   (10,991)        -
Other (income) expense, net                       (788)      (299)      (805)
                                              --------   --------   --------
  Operating profit (loss)                        8,334     11,108     (2,460)
Interest expense, net                            7,937      6,939      8,020
                                              --------   --------   --------
Income (loss) from continuing operations
  before income taxes and
  minority interests                               397      4,169    (10,480)
Provision for income taxes                           -          -         -
                                              --------   --------   --------
Income (loss) from continuing operations
  Before minority interests                        397      4,169    (10,480)

Less: Minority interests                           330          -          -
                                              --------   --------   --------
Income (loss) from continuing operations            67      4,169    (10,480)

  Discontinued operations, net of tax:

Income(loss)from discontinued springs
  operations, less applicable income
  taxes of $-0-						   176	 (198)       165
Loss on disposal of springs operations,
  less applicable income taxes of $-0-		  (318)         -          -
Loss from discontinued Rostone operations,
  less applicable income taxes of $-0-		   (87)      (389)    (1,218)
Loss on disposal of discontinued bridges
  and cranes operations, less applicable
  income taxes of $-0- and $-0-, respectively        -       (942)    (3,913)
Income (loss) from discontinued materials
  handling operations, less applicable
  income taxes of $-0- and $-0-, respectively        -          -       (537)
Gain on disposal of discontinued materials
  handling systems operations, less
  applicable income taxes of $-0-                    -          -      3,124
                                              --------   --------   --------
Loss from discontinued operations                 (229)    (1,529)    (2,379)
                                              --------   --------   --------

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
           (continued)(in thousands, except per share information)

                                                   Year Ended December 31,
                                                  2004       2003       2002
                                              --------   --------   --------
Net income (loss)                                 (162)     2,640    (12,859)

  Other comprehensive income (loss),
    net of $-0- tax:
Reduction in (additional) pension
  liability in excess of unrecognized
  prior service cost                                77         31       (874)
                                              --------   --------   --------
Comprehensive income (loss)                   $    (85)  $  2,671   $(13,733)
                                              ========   ========   ========
Earnings (loss) applicable to common
  stockholders                                $   (162)  $  2,640   $(12,859)
                                              ========   ========   ========
Earnings (loss) per common share-basic:
Continuing operations                         $      -   $   0.26   $  (0.67)
Discontinued operations                          (0.01)     (0.10)     (0.15)
                                              --------   --------   --------
Income (loss) per common share-basic          $  (0.01)  $   0.16   $  (0.82)
                                              ========   ========   ========

Earnings (loss) per common share-diluted:
  - basic and diluted:
Continuing operations                         $      -   $   0.25   $  (0.67)
Discontinued operations                          (0.01)     (0.09)     (0.15)
                                              --------   --------   --------
Income (loss) per common share
  - basic and diluted                         $  (0.01)  $   0.16   $  (0.82)
                                              ========   ========   ========

Weighted average shares outstanding - basic     16,279     16,279     15,591
                                              ========   ========   ========
Weighted average shares outstanding - diluted   18,812     16,654     15,591
                                              ========   ========   ========

         See accompanying notes to consolidated financial statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                                  Year Ended December 31,
                                                  2004       2003       2002
                                              --------   --------   --------
  Cash flow from operating activities:
Net income (loss)                             $   (162)  $  2,640   $(12,859)
Adjustments to reconcile net (loss) income to
  net cash from operating activities:
  Depreciation                                   2,480      2,582      2,762
  Amortization of deferred financing fees          864         71        754
  Amortization of estimated warrant value          138         16          -
  Gain on extinguishment of debt                (3,540)   (10,991)         -
  Gain on sale of property and equipment             -       (226)      (375)
  Provision for bad debt                             -        130          -
  Write-off of impaired assets                       -        117          -
  Increase in minority interest                    330          -          -
  Changes in assets and liabilities:
    (Increase)decrease in receivables           (4,014)     2,165      6,431
    (Increase)decrease in inventories           (2,819)      (312)     1,366
    (Increase) decrease in other current assets    517        486       (662)
    Increase (decrease) in trade payables
      and other current liabilities              1,076       (150)     3,585
    Net change in other assets and liabilities    (267)       807     (1,981)
    Capitalization from China joint venture      2,074          -          -
                                              --------   --------   --------
Cash used in operating activities               (3,323)    (2,665)      (979)
                                              --------   --------   --------
  Cash flow from investing activities:
Proceeds from sale of discontinued materials
  handling systems operations                        -          -     25,000
Proceeds from sale of assets of discontinued
  bridges and cranes operations                      -          -      3,058
Proceeds from sale of property                       -        455        375
Capital expenditures                              (780)      (282)      (502)
                                              --------   --------   --------
Cash provided by(used in) investing activities    (780)       173     27,931
                                              --------   --------   --------
  Cash flow from financing activities:
Proceeds from issuance of debt                   3,000     11,375        -
Repayments of debt                                (682)    (4,001)   (13,740)
Revolving credit facilities borrowings          70,774     67,105    116,157
Revolving credit facilities repayments         (68,340)   (69,678)  (126,845)
Payments of deferred financing costs              (431)    (2,161)         -
Net increase(decrease) in outstanding checks       244       (200)    (2,909)
                                              --------   --------   --------
Cash provided by (used in) financing activities  4,565      2,440    (27,337)
                                              --------   --------   --------
Net increase (decrease) in cash and
 cash equivalents                                  462        (52)      (385)
Less: Change in cash of discontinued operations     28         29        436
Cash and cash equivalents, beginning of year       656        679        628
                                              --------   --------   --------
Cash and cash equivalents, end of year        $  1,146   $    656   $    679
                                              ========   ========   ========
  Supplemental cash flow information:
Interest paid                                 $  2,642   $  2,304   $  4,619
                                              ========   ========   ========
Income taxes paid (refunded)                  $      6   $      5   $   (326)
                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2004

NOTE 1:   ACCOUNTING POLICIES

Nature of Business

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, grating and precision plastic components. Until December 2004, the Company's products also included leaf springs. Such business was sold in January 2005. Additionally, during the year 2004, the Company decided to exit the thermoset plastics portion ("Rostone") of its plastics segment. Rostone was both a compounder and molder of thermoset polyester resins. Prior to 2003, the Company's products also included heavy duty cranes, bridge structures and materials handling systems. These businesses were sold during 2002. All of these sold businesses, as well as Rostone, are reported as discontinued operations.

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

     In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture and now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners' expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and returned it to continuing operations effective at the beginning of 2004.

	The Consolidated Statement of Operations for 2004 includes the sales of this grating subsidiary for the entire 2004 year along with the Company's ownership share of the profits for the same period. The Consolidated Balance Sheet at December 31, 2004 reflects the change in assets and liabilities from the beginning of the 2004 year. Since such assets and liabilities turnover more than once a year, the balance sheet at December 31, 2004 includes the existing assets and liabilities of this subsidiary, excluding those assets that were previously written down in 1999. The minority interest in this subsidiary was calculated for the 35% ownership and the remaining amount was treated as additional capital of the Company.

Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2004, the Company has a deficiency in working capital of $13.3 million, a loss from continuing operations of $3.5 million before gain on debt extinguishment, cash used in operating activities of $3.3 million and a deficiency in assets of $25.6 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

       The Company successfully refinanced our bank debt in 2003, extinguished a significant portion of our obligations under the senior notes in 2003 and 2004 and removed all previously existing defaults on debt. These steps were taken to improve liquidity and defer the principal maturities on a significant portion of our debt. The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although the Company believes that it can accomplish these plans, no assurances exist that it will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable are net of $202,000 and $337,000 in allowance for doubtful accounts at December 31, 2004 and 2003, respectively. Credit is extended after a credit review by management that is based on a customer's ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. The Company has no concentration of credit risks and generally does not require collateral or other security from its customers.

Inventories and Reserves for Obsolescence

     At December 31, 2004, inventories are stated at the lower of cost or market, at costs that approximate the first-in, first-out method of inventory valuation. During the third quarter of 2003, for those locations of the Company that had been using the last-in, first-out method of inventory valuation, the Company changed the method of valuing inventory to the first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. Reserves for excess, slow-moving and obsolete inventories are based on reviews of inventory usage reports for items more than one year old.

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

Goodwill

     The Company has recorded goodwill totaling $11.0 million at December 31, 2004, of which $9.5 million relates to our pressure vessels and $1.5 million relates to our cylinders segment. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. The Company completed internal impairment tests of goodwill as of January 1, 2002 and engaged an independent valuation consultant to confirm our conclusions. The Company completed additional impairment tests of goodwill as of December 31, 2004, 2003 and 2002. The Company concluded that goodwill is not impaired.

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

Earnings Per Share

    Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during this period. Potential common shares include shares issuable upon exercise of the Company's stock options and issuable upon exercise of warrants.

      Potential common shares relating to warrants and options to purchase common stock aggregating approximately 2,533,000 and 375,000 are included in the weighted average number of shares for the years ended December 31, 2004 and 2003, respectively. There were no potential common shares in 2002.

Recent Accounting Pronouncements

     In January 2004 and May 2004, the FASB issued FASB Staff Position Nos. 106-1 and 106-2, respectively, regarding accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). Recognition of the Act was permitted to be deferred under FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Under the provisions of the Act, companies that provide prescription drug coverage to retirees over age 65 will be entitled to a government subsidy beginning in 2006 if the benefits provided under the company plan are at least actuarially equivalent to those that will otherwise be offered by the government. The FASB issued final accounting guidance in May 2004 with FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which requires that the effect of the Act to be reflected in third quarter 2004 financial statements. The effect of such Act has not had, and is not expected to have, any material effect on our financial position or results of operations.

     On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, "Revenue Recognition". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 has not had, and is not expected to have, a material effect on our financial condition or results of operations.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities and clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as period expense. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of this Statement but does not expect it to have a significant effect on financial position or results of operations.

     In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. This accounting pronouncement had no impact on Reunion as the Company did not repatriate earnings in 2004 for U.S. tax purposes.

     In December 2004, the FASB issued SFAS 123R, "Share Based Payment." SFAS 123R is a revision to SFAS 123 and supersedes APB 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.
SFAS 123R permits public companies to choose between the following two adoption methods:
1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or
2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption
     Reunion currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, recognizes no compensation expense for employee stock options. The impact of the adoption of SFAS 123R on Reunion cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. There would have been no material impact on reported results of operations and earnings per share had the Company applied the fair value provisions of SFAS 123 to share-based payments.
     The adoption of SFAS 123R's fair value method may have an impact, possibly material, on Reunion's future results of operations but no material impact on overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense, if any, to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the consolidated statement of cash flows of periods after adoption. Due to timing of the release of SFAS 123R and the choice between the two adoption methods, the Company is still analyzing the ultimate impact that this new pronouncement may have on its results of operations.

     On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). Although not altering any conclusions reached in SFAS 123R, SAB 107 provides the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and, among other things, provide the Staff's views regarding the valuation of share-based payment arrangements for public companies. Reunion intends to follow the interpretative guidance on share-based payment set forth in SAB 107 during the Company's adoption of SFAS 123R.

Reclassifications

     Certain reclassifications of prior year amounts may have been made to conform to 2004 classifications.

NOTE 2:   RECENT EVENTS

Annual Meeting

     At the Company's Annual Meeting held on December 15, 2004, the Company's stockholders adopted and approved (1) an amendment to the Company's Certificate of Incorporation to increase by 10 million (to 30 million) the number of authorized shares of the Company's common stock and to eliminate the Company's preferred shares and (2) the Company's 2004 Stock Option Plan, which provides for up to 1 million shares of the Company's common stock to be available for future option grants to key employees, directors and consultants of the Company.

Congress Financial Corporation Revolving and Term Loan Credit Facility

    In May 2004, the Company and Congress Financial Corporation ("Congress Financial") entered an amendment to their loan and security agreement (the "Congress Loan Agreement"), pursuant to which Congress Financial provided an additional $3.0 million loan (the "Congress Supplemental Loan") to the Company within the limit of the existing $25 million credit facility (the "Congress Loan Facility"), which did not increase. Proceeds from this loan were used to pay trade payables and for other corporate purposes. Funds for the Supplemental Loan were provided to Congress Financial by two private capital funds (the "Junior Participants") through their purchase of junior participation interests in the Congress Financial Loan Facility in the amount of $1.5 million each. In partial consideration of such investment, the Company issued to each of the Junior Participants a warrant to purchase 375,000 shares of the Company's common stock at an initial exercise price of $0.01 per share, together with registration rights. The warrants were issued in January 2005 after the Company's Certificate of Incorporation was amended, in December 2004 with stockholder approval, to increase the authorized number of shares of common stock of the Company by 10 million.

     Interest on the Congress Supplemental Loan is payable monthly at a fixed rate of 15% per annum. Like the rest of the Congress Loan Facility, the Congress Supplemental Loan is collateralized by a security interest and lien on substantially all of the Company's assets.

     The Congress Supplemental Loan is subject to the same financial covenants and other covenants under the Congress Loan Agreement as the rest of the Congress Loan Facility, including the minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA") and the minimum fixed charge coverage ratio.

     Through August 2004, the Company achieved the minimum monthly EBITDA required under the Congress Loan Agreement. However, the Company was unable to achieve the required minimum monthly EBITDA of $650,000 for September 2004, having generated only $604,000, as calculated under the terms of the Congress Loan Agreement. In November 2004, Congress Financial and the Company entered into another amendment to the Congress Loan Agreement that waived the minimum EBITDA covenant for September 2004, eliminated the minimum EBITDA covenant for October 2004 and significantly reduced the monthly minimum EBITDA covenant going forward. The Company was in compliance with all other financial, affirmative and negative covenants in September 2004, including the required minimum fixed charge coverage ratio of 0.77:1 for the third quarter of 2004, having achieved a third quarter 2004 ratio of 1.17:1. However, as part of this amendment, the minimum fixed charge coverage ratio was eliminated in all future quarters.

     Under the above described November 2004 amendment to the Congress Loan Agreement, the Company was required to maintain new minimum monthly amounts of EBITDA of $280,000 in November 2004, $290,000 in December 2004, $350,000 in
January 2005, $280,000 in February 2005 and $300,000 per month thereafter. In January 2005, the Company failed to meet the minimum monthly amount, when it had an EBITDA loss for the month of $39,000. Congress Financial has waived this EBITDA shortfall, and the Company is currently not in default under the Congress Loan Agreement.

     See also NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, below, for additional information about the Company's financing arrangements with Congress Financial.

13% Senior Notes

     In November, 2003 the Company made a Consent Solicitation to the holders of its 13% Senior Notes requesting that, among other things, the holders consent to (1) a waiver of all then-existing defaults under the Indenture governing such notes, (2) cancellation of 12% of the principal amount of such notes, (3) the extension of the maturity of such notes to December, 2006 and
(4) changing the schedule for interest payments under such notes to quarterly, beginning January, 2005. In the fourth quarter of 2003, the holders of $23,250,750 (or 93.55%) of the $24,855,000 principal amount of such notes provided the requested consents. During the period from January 1, 2004 through April 28, 2004, in response to a recirculation of the Consent Solicitation, the holders of an additional $434,300 principal amount of such notes provided the requested consents. As a result of the consents received in 2004, pursuant to the recirculation of the Consent Solicitation, $52,000 of the principal and $156,000 of accrued and unpaid interest on the 13% Senior Notes were cancelled or extinguished in April, 2004 (in addition to the $2.8 million of principal on and $8.2 million of accrued and unpaid interest on such notes that were cancelled or extinguished in December, 2003). No portion of the principal of or interest on any 13% Senior Notes held by non-consenting holders has been cancelled. Each consenting noteholder received (1) a consent fee of $27.625 for each $1,000 principal amount of such notes owned by such holder, and (2) a warrant to purchase 76.18 shares of Reunion's common stock at a price of $0.01 per share for each $1,000 principal amount of such notes owned by such holder. In connection with the Consent Solicitation, the Company granted the holders of the 13% Senior Notes a security interest in substantially all of its assets.

     On February 3, 2005, the Company announced that it was unable to make a $2,928,000 interest payment by February 2, 2005 to the holders of the 13% Senior Notes. Holders of more than 80% of the principal amount of such Senior Notes agreed to enter into a Standstill Agreement with the Company, pursuant to which such holders agreed that they would not exercise and will (to the extent within their control) cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to such notes, with respect to this payment default or with respect to a potential event of default if the Company fails to make
the next scheduled interest payment due April 1, 2005.   In the Standstill
Agreement, such holders agreed to defer the $2,928,000 of interest not paid, plus any interest that is not paid on the next regularly scheduled due date of April 1, 2005, to December 2006. On April 1, 2005 the Company was unable to make this scheduled interest payment.

SFSC Settlement

     Effective May 10, 2004, the Company's indebtedness to and from Stanwich Financial Services Corp. ("SFSC") was settled on the following terms: (1) pursuant to the judgment referred to below, the Company is obligated to pay SFSC the sum of $4.29 million on or before December 31, 2006, plus interest on such sum at the rate of 10% per annum from such effective date, in satisfaction of the Company's indebtedness to SFSC, (2) SFSC's indebtedness to the Company in the amount of $310,000 plus interest was cancelled and (3) provided it performs its obligations under the settlement and the judgment, the Company will be released from the claims of SFSC's creditors. As contemplated by the settlement agreement, a judgment has been entered against the Company for the settlement amount by the United States Bankruptcy Court for the District of Connecticut, in SFSC's pending Chapter 11 Bankruptcy proceeding. The settlement amount does not constitute a new liability of the Company, as it relates to indebtedness and a note receivable that had previously been recorded on the Company's balance sheet. The settlement resulted in a $3.3 million gain on debt extinguishment calculated as follows (in thousands):

                                                     Interest
                                     Payable         and Fee
Description                        (Receivable)      Accruals      Totals
-------------------------------     ----------      ----------    ---------
SFSC note receivable                  $   (310)       $   (155)    $   (465)
Reserve for interest receivable              -             100          100
SFSC collateral fee                          -             690          690
SFSC credit support fee                      -             294          294
SFSC note payable                        2,999           1,693        4,692
SFSC note payable                          500             317          817
SFSC note payable                          100              57          157
SFSC note payable by assignment          1,017             320        1,337
                                      --------        --------     --------
Totals                                $  4,306        $  3,316        7,622
                                      ========        ========

Less:  Note payable under settlement agreement                       (4,290)
                                                                   --------
Gain on SFSC litigation settlement                                 $  3,332



NOTE 3:   INVENTORIES

Inventories of continuing operations are comprised of the following (in thousands):

                                                        At December 31,
                                                   2004                2003
                                                 --------            --------
Raw material                                     $  3,760            $  2,674
Work-in-process                                     2,775               1,959
Finished goods                                      2,765               2,120
                                                 --------            --------
  Inventories                                    $  9,300            $  6,753
                                                 ========            ========

     Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. In the third quarter of 2003, for those locations of the company that had been using the last-in, first-out method of inventory valuation, the Company changed the method of valuing inventory to the first-in, first-out method. The effect on the results of operations for the year ended December 31, 2003 was inconsequential. The above amounts are net of inventory reserves of $682 and $553 at December 31, 2004 and 2003, respectively.

NOTE 4:   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) of continuing operations is comprised of the following (in thousands):

                                                        At December 31,
                                                   2004                2003
                                                 --------            --------
Land                                             $    686            $    686
Buildings and improvements                          7,752               7,403
Machinery and equipment                            15,678              15,876
Computer systems                                    2,580               2,662
Furniture and fixtures                                566                 477
Construction-in-progress                               54                 173
                                                 --------            --------
  Property, plant and equipment                    27,316              27,277
Less:   Accumulated depreciation                  (17,942)            (16,973)
                                                 --------            --------
  Property, plant and equipment, net             $  9,374            $ 10,304
                                                 ========            ========

NOTE 5:   OTHER ASSETS

Other assets are comprised of the following (in thousands):

                                                        At December 31,
                                                   2004                2003
                                                 --------            --------
Deferred financing costs (net of accumulated
  amortization of $864 and $0)                   $  1,728            $  2,161
Other                                               2,382               2,277
                                                 --------            --------
  Total other assets                             $  4,110            $  4,438
                                                 ========            ========

     The Company refinanced its bank debt in 2003 and solicited the consent of its senior noteholders to certain provisions and waivers of defaults under the indenture governing the 13% senior notes. The Company has paid or accrued $2.6 million of financing related costs, which have been deferred and are being amortized over a three-year period using a straight line amortization method which approximates the effective interest method of amortization.

     The remainder of other assets is composed primarily of the cash surrender value of life insurance policies of approximately $2.3 million on key employees of the Company. Portions of cash surrender values of these policies totaling $1.75 million secure borrowings under the Congress revolving credit loan.


NOTE 6:   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

                                                        At December 31,
                                                   2004                2003
                                                 --------            --------
Accrued liabilities - legacy costs               $    656            $  1,328
Accrued health self-insurance liability               888                 754
Accrued liabilities - Shanghai China                  333                   -
Reserve for restructuring                              42                 474
Other                                               2,347               2,593
                                                 --------            --------
  Total other current liabilities                $  4,266            $  5,149
                                                 ========            ========

     Accrued liabilities - legacy costs primarily represents the remaining estimated liabilities of our discontinued bridges and cranes operations and includes $0.4 million of trade payables, $0.2 million of future lease commitments and $0.1 million of employee-related legacy costs such as deferred and workers compensation costs. At December 31, 2003, this accrual also includes estimated liabilities and a post-closing working capital adjustment related to the sale of the material handling systems operations. The decrease from December 31, 2003 represents payments and settlements of all such liabilities. Accrued liabilities - Shanghai China represent that subsidiary's accrued liabilities in China. Such Subsidiary was not consolidated in 2003. (See NOTE 1.)


NOTE 7:   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                        At December 31,
                                                   2004                2003
                                                 --------            --------
Congress revolving credit facility               $ 11,650            $  9,214
Junior participation to revolving credit
  facility (net of warrant value of $165)           2,835                   -
Congress term loan facility                         2,539               3,175
Note payable due December 1, 2006                   4,200               4,200
Note payable due December 5, 2006 (net of
  warrant value of $71 and 83,respectively)         3,429               3,417
13% senior notes (net of warrant value of
  $207 and 315, respectively) 			   21,806              21,750
Notes payable                                       8,451               4,161
Notes payable ? related parties                       500               5,115
Capital leases and other                                9                  56
                                                 --------            --------

  Total long-term debt                             55,419              51,088
Classified as current                             (19,791)            (19,173)
                                                 --------            --------
  Long-term debt                                 $ 35,628            $ 31,915
                                                 ========            ========

     Pursuant to EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement are Deemed to be Current", the Company has classified its Congress revolving credit obligations, including the junior participation, within current liabilities as the Congress agreement contains language that implies that Congress has a subjective acceleration clause that it could invoke at any time to accelerate the debt and includes a required lock-box arrangement.

Congress Financial Corporation Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a new revolving and term loan bank credit facility (the "Congress Loan Facility") with Congress Financial Corporation ("Congress Financial" or "Congress"), which has since been merged into Wachovia Bank, National Association. The Congress Loan Facility consists of revolving credit, term loan and letter of credit accommodations up to a maximum credit of $25.0 million. The term loan amortizes to the revolving credit availability at a rate of $53,000 per month beginning on January 31, 2004 until fully paid. This facility has a three-year initial term and automatically renews for additional one-year increments unless either party gives the other notice of termination at least 90 days prior to the beginning of the next one-year term.

     Interest on loans outstanding under the Congress facility (other than the Congress Supplemental Loan described in the next paragraph) is payable monthly at a variable rate tied to the prime rate publicly announced from time to time by Wachovia Bank, National Association, plus 2.50%. The facility also provides for a default interest rate of the prime rate plus 4.50%.

     The Congress Loan Facility is collateralized by a continuing security interest and lien on substantially all of the Company's assets.

     In May 2004, the Company and Congress Financial entered an amendment to the loan and security agreement whereby Congress provided an additional $3.0 million of supplemental revolving credit financing to the Company. Proceeds from the loan were used to pay trade payables and for other corporate purposes. Funds for the additional $3.0 million of supplemental financing were provided to Congress by two private capital funds as the result of the execution of a junior participation loan transaction between Congress and the two funds. Each fund participated in the supplemental financing at a ratio of 50% each. In addition to their junior participation loan having the same level of collateral security as Congress as described below, each private equity fund received, subject to shareholder approval, a warrant to purchase 375,000 shares of the Company's common stock at an initial exercise price of $0.01 per share, together with registration rights. The warrants were issued in January 2005, following the approval by the Company's stockholders to amend the Company's Articles of Incorporation to increase the authorized number of shares of common stock of the Company by 10,000,000. The value of the warrants was estimated to be $165,000 at December 31, 2004 using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and will be amortized to interest expense using the effective interest method of amortization.

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

     Through August 2004, the Company achieved the minimum monthly EBITDA required for compliance with the Congress covenant. However, the Company was unable to achieve the required minimum monthly covenant of $650,000 for September 2004, having generated only $604,000 as calculated under the terms of the facility. In November 2004, Congress and the Company entered into an amendment of the revolving and term loan credit facility wherein Congress waived the minimum EBITDA covenant for September 2004, eliminated the minimum EBITDA covenant for October 2004 and significantly reduced the monthly minimum EBITDA covenant going forward. The Company was in compliance with all other financial, affirmative and negative covenants in September 2004, including the required minimum fixed charge coverage ratio of 0.77:1 for the third quarter of 2004, having achieved a third quarter 2004 ratio of 1.17:1. However, as part of the amendment to the revolving and term loan credit facility, Congress eliminated the minimum fixed charge coverage ratio in all future quarters.

     Under the above noted November 2004 amendment, the Company was required to maintain new minimum monthly amounts of EBITDA of $280,000 in November 2004, $290,000 in December 2004, $350,000 in January 2005, $280,000 in
February 2005 and $300,000 per month thereafter. In January 2005, the Company failed to meet the minimum monthly amount when it had an EBITDA loss for the month of $39,000. Congress has waived this failure and the Company is currently not in default of its Agreement.

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

     In connection with the Congress refinancing on December 3, 2003, this same private capital fund amended and restated its senior subordinated secured promissory note to provide an additional $1.0 million of financing to the Company at the same interest rate but changed the maturity date from August 11, 2005 to December 5, 2006. Additional warrants to purchase 325,000 were eventually issued to the fund in January 2005, following the approval by the Company's stockholders to amend the Company's Articles of Incorporation to increase the authorized number of shares of common stock of the Company by 10,000,000. The value of these warrants was estimated to be $18,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and is being amortized to interest expense using the effective interest method of amortization.

     In connection with the Congress refinancing on December 3, 2003, a separate private capital fund provided the Company with a $4.2 million loan evidenced by a senior subordinated secured promissory note payable with net cash proceeds of $4.0 million after fees and expenses. The note bears interest at a rate of the greater of 12%, or the prime rate as published in the Wall Street Journal plus 8%. Interest is payable on the first day of every month. The principal amount of $4.2 million is due on December 1, 2006.
 Prepayments in whole or in part are permitted without penalty commencing in May 2004. The note is secured by mortgage liens and/or deed of trust security interests totaling $4.2 million encumbering all premises owned by the Company.
 In addition to its security interest, the fund received a warrant to purchase 500,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.50 per share. The warrants were estimated to have no value at the time of their issuance using the Black-Scholes pricing model.

13% Senior Notes

     The Company had a total of $24.855 million of 13% senior notes outstanding. The senior notes required semi-annual interest payments every November 1st and May 1st and sinking fund payments of $12.5 million on May 1, 2002 and $12.355 million on May 1, 2003. Since November 1, 2001, the Company was unable to make the required semi-annual interest payments or the sinking fund payments due May 1, 2002 and 2003. As a result, an event of default, as defined in the indenture governing the 13% senior notes, had existed since December 1, 2001 as the Company was not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture.

     In November 2003, the Company solicited the consent of our noteholders to certain provisions and waivers of the indenture governing the 13% senior notes in an effort to facilitate the refinancing. The significant provisions of the solicitation requested that the noteholders consent to permanently waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006. In order for the consent to be effective, the Company needed noteholders comprising at least 90% of the principal amount of outstanding senior notes to consent. As of December 1, 2003, the end of the consent period, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented. Accordingly, 12% of the $23,250,700 principal amount of senior notes of noteholders that had consented to the various provisions and waivers, or $2.8 million, was extinguished pursuant to the provisions of the consent.

     In January 2004, the Company solicited our noteholders for the second time to consent to certain provisions and waivers of the indenture governing the 13% senior notes. In the first consent in November 2003, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented. The second consent solicitation period ended on April 28, 2004 at which time holders of an additional $434,300 principal amount of senior notes had consented. The significant provisions of the solicitation requested that the noteholders consent to waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006. Accordingly, 12% of the $434,300 principal amount of senior notes of noteholders that had consented to the various provisions and waivers in the second solicitation, or $52,000, was extinguished pursuant to the provisions of the consent.

     In exchange for their consent, each consenting noteholder received a consent fee of $27.625, warrants to purchase 76.18 shares of the Company's common stock at $0.01 per share for each $1,000 of principal amount of notes owned and a junior priority lien on the Company's assets. In the refinancing that took place on December 3, 2003, the Company placed in escrow with the trustee of the senior notes, $686,619 for payment of consent fees, of which $642,301 has been or will be disbursed to consenting senior noteholders. Warrants to purchase the Company's common stock totaling 1,771,217 have been reserved for future issuance to consenting noteholders. The value of the warrants was estimated to be $324,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and is being amortized to interest expense using the effective interest method of amortization. Effective with having obtained the consents of holders of at least 90% of the principal amount of outstanding senior notes, all previously existing defaults under the indenture for the 13% senior notes have been permanently waived.

Notes Payable

     Notes payable consists of a $1,017,000 note payable assumed by Reunion in a previous year acquisition of a plastics operation and a $3,144,000 15% note payable assumed by Reunion in connection with the acquisition by merger of NPS Acquisition Corp ("NPSAC ") in January, 2001 ( the "NAPTech Note").

     To facilitate the Congress Financial refinancing, in November 2003, Reunion and the holder of the $1,017,000 note payable entered into a replacement promissory note payable with an annual interest rate of the prime rate, as published by Bank One, National Association, plus 8% with a maturity date of December 8, 2004. The Company was unable to make this payment and the note remains currently due. The Company made no payments of interest on this note in 2004 and $74,180 of interest payments during 2003.

     The original principal balance of the NAPTech Note, which is unsecured, was $4.9 million. This Note bears interest at 15% per annum. In 2001 the Company made $1.2 million in principal payments and seven monthly interest payments under this Note from funds available under its revolving credit facility. In January 2003, the Company made a principal payment of $500,000 with the proceeds of a subordinated loan from Charles E. Bradley, Sr., the Chairman of our Board of Directors. On December 31, 2004, the principal balance of the NAPTech Note was $3.1 million and accrued and unpaid interest thereunder was $1.7 million. The NAPTech Note is in default and is currently due and payable in full. The holder of the NAPTech Note has obtained a judgment against the Company, as described below in NOTE 14 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under the caption "NAPTech Suit."

Notes Payable - SFSC and Related Parties

Notes payable to related parties at December 31, 2003 includes notes payable to Stanwich Financial Services Corp. ("SFSC") , either directly or through assignment, totaling $4.6 million with interest at 10% per annum on $100,000, at 11% per annum on $1,017,000, at 15% per annum on $500,000 and at 18% per annum on $2,998,000. As part of the settlement described above in NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under the caption "SFSC Settlement," effective May 10, 2004, these notes were cancelled and replaced by a $4.29 million judgment against the Company in favor of SFSC. This judgment, which is unsecured, bears interest at the rate of 10% per annum. The judgment is payable on or before December 31, 2006. The Company's indebtedness under the judgment is subordinated to its indebtedness to Congress Financial. The Company did not make any principal or interest payments on its indebtedness to SFSC in 2003 or 2004. The SFSC settlement resulted in a $3.3 gain on debt extinguishment for the Company in 2004.

     Notes payable to related parties at December 31, 2004 consists only of a December 31, 2002 note payable to Mr. Charles Bradley of $500,000 with interest at 10% per annum, which note was issued to evidence a loan from him. Such note was due on October 31, 2004. The proceeds of this loan were used to partially pay the NAPTech Note. This note is subordinated to the Company's indebtedness to Congress Financial. No payments of principal or interest have been made on this note.

Aggregate Maturities

     Aggregate maturities of long-term debt, excluding the Congress revolving credit facility borrowings at December 31, 2004, are as follows (in thousands):

  Total      2005      2006      2007      2008      2009      2009+
 -------   -------   -------   -------   -------   -------   -------
 $41,213   $ 5,307   $34,639   $   636   $   631   $     -   $     -
 =======   =======   =======   =======   =======   =======   =======

NOTE 8:   STOCKHOLDERS' DEFICIT

     The Company's Certificate of Incorporation was amended by vote of the stockholders in 2005 to increase the authorized common stock from 20,000,000 shares to 30,000,000 shares and to eliminate the 10,000,000 shares of "blank check" preferred stock of the Company. The common stock retained its par value $.01 per share

     No dividends have been declared or paid during the year with respect to the common stock of the Company. Cash dividends are limited by the availability of funds and by restrictions in the Company's debt agreements.

     The following represents stockholders' equity (deficit) activity for each year in the 3-year period ended December 31, 2004 (in thousands):

                                                   2004      2003      2002
                                                 --------  --------  --------
  Par value of common stock, January 1           $    163  $    163  $    156
Options exercise                                        -         -         7
Contingent share issuance                               -         -         -
                                                 --------  --------  --------
  Par value of common stock, December 31         $    163  $    163  $    163
                                                 ========  ========  ========
  Capital in excess of par value, January 1      $ 25,609  $ 25,195  $ 25,064
Warrant issuances                                     183       414        -
Options exercise                                        -         -       131
Capitalization from China Joint Venture (NOTE 1)    2,074         -         -
                                                 --------  --------  --------
  Capital in excess of par value, December 31    $ 27,866  $ 25,609  $ 25,195
                                                 ========  ========  ========
  Accumulated other comprehensive
    loss, January 1                              $ (1,979) $ (2,010) $(1,136)
Additional pension liability in excess of
  unrecognized prior service cost                      77        31    ( 874)
                                                 --------  --------  --------
  Accumulated other comprehensive
    loss, December 31                            $ (1,902) $ (1,979) $ (2,010)
                                                 ========  ========  ========
  Accumulated deficit, January 1                 $(51,548) $(54,188) $(41,329)
Net income (loss)                                    (162)    2,640   (12,859)
                                                 --------  --------  --------
  Accumulated deficit, December 31               $(51,710) $(51,548) $(54,188)
                                                 ========  ========  ========
  Total stockholders' equity
    (deficit), January 1                         $(27,755) $(30,840) $(17,245)
Warrant issuances                                     183       414        -
Options exercise                                        -         -       138
Capitalization from China Joint Venture (NOTE 1)    2,074         -         -
Other comprehensive income (loss)                      77        31   (   874)
Net income (loss)                                    (162)    2,640   (12,859)
                                                 --------  --------  --------
  Total stockholders' deficit,
    December 31                                  $(25,583) $(27,755) $(30,840)
                                                 ========  ========  ========

     In 2003 and 2004, the Company issued to certain of its lenders warrants to purchase an aggregate of 1.625 million shares of its common stock, in each case at a price of $0.01 per share. The warrants and the transactions in connection with which they were issued are described above in NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The values of the warrants issued in 2003 and 2004 were estimated to be, respectively, $183 and $414 at the times of their issuance, in all cases using the Black-Scholes pricing model. These amounts were recorded as original issue discounts with an increase to paid-in-capital and are being amortized to interest expense using the effective interest method of amortization

     The following represents common stock activity for the 3-year period ended December 31, 2004(in thousands of shares):

                                                   Year Ended December 31,
                                                   2004      2003      2002
                                                 --------  --------  --------
  Outstanding common stock, January 1              16,278    16,278    15,591
Options exercise                                        -       -         687
                                                 --------  --------  --------
  Outstanding common stock, December 31            16,278    16,278    16,278
                                                 ========  ========  ========

NOTE 9:   STOCK OPTIONS

     At December 31, 2004, the Company had four stock option plans. They are described below. The Company accounts for its plans using APB Opinion 25 and related interpretations. Stock options are granted at exercise prices equal to or above the then current market price, so no compensation expense has been recognized for the Company's stock option plans. At December 31, 2004, 1,161,100 shares of common stock were reserved for issuance under these plans.

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

1993 Option Plan

     Effective September 28, 1993, the Board of Directors and stockholders of the Company approved the adoption of the 1993 Incentive Stock Option Plan (the "1993 Option Plan") for the granting of options or awards covering up to 250,000 shares of the Company's common stock to officers and other key employees. Under the terms of the 1993 Option Plan, the Compensation Committee of the Board of Directors is authorized to grant (i) stock options (nonqualified or incentive), (ii) restricted stock awards, (iii) phantom stock options, (iv) stock bonuses and (v) cash bonuses in connection with grants of restricted stock or stock bonuses. At December 31, 2004, 50,500 options were available for issuance under the 1993 Option Plan.

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

     At its meeting on June 26, 2003, the Board of Directors approved the issuance of a total of 170,000 options to two directors and one non-director executive of the Company. The per-share closing price on the AMEX of the Company's common stock on June 25, 2003 was $0.25. Kimball Bradley received 100,000 options at an exercise price of $0.275 per share of Company common stock. These options have a 5-year term and vest in one-third increments on the first, second and third anniversaries of their issuance. Mr. David E. Jackson, director, received 20,000 options and a non-director executive received 50,000 options at an exercise price of $0.25 per share. These options have a 10-year term and vest in one-third increments on the first, second and third anniversaries of their issuance. By written unanimous consent in lieu of a meeting dated December 1, 2003, the Board of Directors approved the issuance of a total of 400,000 options to two directors of the Company. The per-share closing price on the AMEX of the Company's common stock on November 30, 2003 was $0.32. Kimball Bradley received 300,000 options and Mr. Bradley received 100,000 options at an exercise price of $0.352 per share of Company common stock. These options have a 5-year term and vest in one-third increments on the first, second and third anniversaries
of their issuance.   At December 31, 2004, 110,600 options were available for
issuance under the 1998 Option Plan.

2004 Option Plan

     Effective December 15, 2004, the Board of Directors and stockholders of the Company approved the adoption of the 2004 Stock Option Plan (the "2004 Option Plan"). The 2004 Option Plan authorizes the grant of options and sale of 1,000,000 shares of common stock of the Company to key employees, directors and consultants. No options have been granted under the 2004 Option Plan.

A summary of the status of the Company's stock options and warrants as of December 31, 2004, 2003 and 2002 and changes during the year is presented below:

                           2004               2003                2002
                    ------------------  ------------------  ------------------
                              Weighted            Weighted            Weighted
                               Average             Average             Average
                              Exercise            Exercise            Exercise
Fixed Options       Shares       Price  Shares       Price  Shares       Price
-------------       --------- --------  --------- --------  --------- --------
Outstanding at
  beginning of year   614,000    $0.51     44,000    $2.94  1,089,000    $2.57
Granted                     -        -    570,000     0.33          -        -
Exercised                   -        -          -        -   (687,900)    0.20
Forfeited/expired           -        -          -        -   (357,100)    0.20
                    ---------           ---------           ---------
Outstanding at
  end of year         614,000     0.51    614,000     0.51     44,000     2.94
                    =========           =========           =========
Options exercisable
  at end of year      234,000     0.82     40,667     3.06     37,333     3.21
                    =========           =========           =========

  Weighted-average fair value of options granted:
Exercise price equal
  to market price
  on grant date     $       -           $    0.25           $       -
                    =========           =========           =========
Exercise price greater
  than market price
  on grant date     $       -           $    0.34           $       -
                    =========           =========           =========

     The following table summarizes information about stock options and warrants outstanding at December 31, 2004:

                    Remaining           Number              Number
Exercise            Contractual         Outstanding         Exercisable
Price               Life                at 12/31/04         at 12/31/04
---------           -----------         -----------         -----------
$0.2500              8.50 years              70,000              23,334
$0.2750              3.50 years             100,000              33,333
$0.3520              4.00 years             400,000             133,333
$1.0000              5.50 years               9,000               9,000
$1.4500              6.50 years              10,000              10,000
$3.0000              5.25 years              10,000              10,000
$5.0625              3.00 years              15,000              15,000
                                          ---------           ---------
                                            614,000             234,000
                                          =========           =========

     Had the Company used FASB Statement 123 to account for our stock options, our operating results would not have been materially different from our reported results.


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

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 2004 and 2003 and the funded status at December 31, 2004 and 2003 of the Metals pension plan and the Metals and Corporate Executive Payroll other postretirement benefits plans (in thousands). The accrued benefit cost is included in other liabilities in the accompanying consolidated balance sheet:

                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2004        2003         2004        2003
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  3,578    $  3,192     $  1,965    $  1,714
Service cost                        139         140           93          75
Interest cost                       214         207          116         104
Actuarial loss (gain)               242         177          (25)        397
Benefits paid                      (157)       (138)         (89)       (325)
                               --------    --------     --------    --------
Benefit obligation, ending     $  4,016    $  3,578     $  2,060    $  1,965
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  2,201    $  1,959     $      -    $      -
Actual return                       248         168            -           -
Company contribution                397         212           89         325
Benefits paid                      (157)       (138)         (89)       (325)
                               --------    --------     --------    --------
Fair value, ending             $  2,689    $  2,201     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $  1,327    $  1,377     $  2,060    $  1,965
  Unrecognized costs:
Additional minimum pension
  Liability                       1,359       1,244            -           -
Prior service costs                (159)       (179)           4           5
Net loss                         (1,200)     (1,065)        (456)       (554)
Transition obligation                 -           -         (343)       (392)
                               --------    --------     --------    --------
Accrued benefit costs          $  1,327    $  1,377     $  1,265    $  1,024
                               ========    ========     ========    ========

     In addition to accrued benefit costs, amounts recognized in the consolidated balance sheet include an intangible asset of $159,000 and $179,000 and other comprehensive losses of $1,139,000 and $1,004,000 at December 31, 2004 and 2003, respectively.

     Net periodic pension and other postretirement benefits costs for the following years for Metals pension and Metals and Corporate Executive Payroll other postretirement benefits plans ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------  ----------------------
                               2004    2003    2002    2004    2003    2002
                              ------  ------  ------  ------  ------  ------
Benefits earned during year   $  139  $  140  $  141  $   93  $   75  $   61
Interest cost                    214     207     178     116     104      96
Early retirement incentive         -       -       -       -       -       -
  Amortization of:
Prior service cost                21      20      15      (1)     (1)      -
Unrecognized net loss (gain)      54      46      11      75      24     (10)
Unrecognized net obligation        -       -      12      48      49      50
Expected return on plan assets  (195)   (183)   (184)      -       -       -
                              ------  ------  ------  ------  ------  ------
Defined benefit pension and
  total other postretirement
  benefits costs              $  233  $  230  $  173  $  331  $  251  $  197
                              ======  ======  ======  ======  ======  ======

     Assumptions used to develop Metals pension cost and projected benefit obligation for the defined benefit pension plan for the following years ended December 31 are as follows:

                                                   2004      2003      2002
                                                 --------  --------  --------
Discount rate                                       6.25%     6.25%     6.75%
                                                 ========  ========  ========
Rate of compensation increase                        2.0%      2.0%      2.0%
                                                 ========  ========  ========
Expected rate of return on plan assets              7.75%     7.75%     7.75%
                                                 ========  ========  ========

     The details of Metal's pension plan assets by asset category are as follows:
                                     2004                     2003
                               -----------------        -----------------
                               Assets    Percent        Assets    Percent
                               -------- --------        -------- --------
Equity securities		       $  2,020      75%        $  1,298      59%
Corporate bonds                     406      15              468      21
Government obligations              164       6              415      19
Cash and other                       99       4               20       1
                               -------- --------        -------- --------
Total                          $  2,689     100%        $  2,201     100%
                               ======== ========        ======== ========

     The Company's investment strategy for pension funds is to maintain at least 50% of such funds in equity securities with the balance invested primarily in bonds and other fixed income securities. The Company believes that the returns on common stock over the long term will be higher than returns from fixed income securities. Both equity and fixed income investments are made across a wide range of industries and companies in order to provide protection against the impact of volatility in any single industry or company. The Company is currently using an expected rate of return of 7.75% on our assets and a 2.5% anticipated inflation rate which produces an expected real rate of return of 5.25%. This rate was chosen by taking into account our intended asset mix and the historical returns of the plan since its inception. The Company expects to contribute $384,000 to the plan in 2005.

     Expected benefit payments under the Metal's pension plan, which reflect expected future service, as appropriate, are as follows for the years indicated (in thousands):

							Benefits
							--------
		2005					$    246
		2006                               253
		2007                               247
		2008                               278
		2009                               347
		2010-2014	                     1,719


     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:
                                                   2004      2003      2002
                                                 --------  --------  --------
Discount rate                                       6.25%     6.25%     6.75%
                                                 ========  ========  ========
Healthcare cost trend rate (USX eligible)            2.0%      2.0%      3.0%
                                                 ========  ========  ========
Healthcare cost trend rate (All others)              7.0%      7.0%      7.0%
                                                 ========  ========  ========
Rate of compensation increase                        2.0%      2.0%      2.0%
                                                 ========  ========  ========

     USX administers the postretirement healthcare plans for the eligible employees of the McKeesport, PA location previously owned by USX and bills Reunion for its share of the postretirement costs related to Reunion's retirees covered by the plans. During 1997, Chatwins Group's actuary reviewed several years of rates charged to Chatwins Group by USX for retiree medical coverage and, as a result, elected to reduce the applicable healthcare cost trend rate for all years subsequent to 1997 to 3%. Such rate was reduced to 2% in 2003 after further review. For all others, the 7.0% is a weighted-average based on an assumed rate of increase in per capita healthcare costs of 10% for 2004 with a gradual decrease to 5% and remaining at that level thereafter. A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2004 by approximately $272,000 and increase the total of the service and interest cost components by approximately $39,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $219,000 and $32,000, respectively.

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

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 2004 and 2003 and the funded status at December 31, 2004 and 2003 for Plastics pension and other postretirement benefits plans (in thousands). The accrued pension benefit cost is included in other liabilities in the accompanying consolidated balance sheet and the accrued other postretirement cost is included in non-current liabilities of discontinued operations:

                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2004        2003         2004        2003
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  3,711    $  3,376     $  2,395    $  1,833
Service cost                          -           -           55          54
Interest cost                       224         220          139         119
Plan curtailment                      -           -       (1,480)          -
Actuarial loss (gain)                98         255          (97)        514
Benefits paid                      (137)       (140)         (97)       (125)
                               --------    --------     --------    --------
Benefit obligation, ending     $  3,896    $  3,711     $    915    $  2,395
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  2,464    $  1,906     $      -    $      -
Actual return                       308         437            -           -
Company contribution                498         261           97         125
Benefits paid                      (137)       (140)         (97)       (125)
                               --------    --------     --------    --------
Fair value, ending             $  3,133    $  2,464     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $    763    $  1,247     $    915    $  2,395
  Unrecognized costs:
Additional minimum pension
  Liability                       1,436       1,470            -           -
Net loss                         (1,436)     (1,470)           1        (831)
                               --------    --------     --------    --------
Accrued benefit costs          $    763    $  1,247     $    916    $  1,564
                               ========    ========     ========    ========

     In addition to accrued benefit costs, amounts recognized in the consolidated balance sheet include other comprehensive losses of $763,000 and $975,000 at December 31, 2004 and 2003, respectively.

     Net periodic pension and other postretirement benefits costs for the following years for Plastics pension and other postretirement benefits plan ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------  ----------------------
                               2004    2003    2002    2004    2003    2002
                              ------  ------  ------  ------  ------  ------
Benefits earned during year   $    -  $    -  $    -  $   56  $   54  $   42
Interest cost                    224     220     213     138     119      97
Unrecognized net loss (gain)      62      64      33      52      16       -
Plan curtailment                   -       -       -    (804)      -       -
Expected return on plan assets  (237)   (173)   (196)      -       -       -
                              ------  ------  ------  ------  ------  ------
Defined benefit pension and
  total other postretirement
  benefits costs (income)     $   49  $  111  $   50  $ (558) $ 189   $  139
                              ======  ======  ======  ======  ======  ======

      Assumptions used to develop the pension cost and projected benefit obligation for the defined benefit pension plan for the following years ended December 31, 2004, 2003 and 2002 are as follows:

- F-31 -




                                                   2004      2003      2002
                                                 --------  --------  --------
Discount rate                                       6.25%     6.25%     6.75%
                                                 ========  ========  ========
Expected rate of return on plan assets              7.75%     7.75%     7.75%
                                                 ========  ========  ========

The details of Plastic's pension plan assets by asset category are as follows:

                                      2004                     2003
                               -----------------        -----------------
                               Assets    Percent        Assets    Percent
                               -------- --------        -------- --------
Equity securities		       $  2,207      70%        $  1,491      59%
Fixed income/bond funds             906      29              706      19
Cash and other                       20       1              267       1
                               -------- --------        -------- --------
Total                          $  3,133     100%        $  2,464     100%
                               ======== ========        ======== ========

     The Company's investment strategy for pension funds is to maintain at least 50% of such funds in equity securities with the balance invested primarily in bonds and other fixed income securities. The Company believes that the returns on common stock over the long term will be higher than returns from fixed income securities. Both equity and fixed income investments are made across a wide range of industries and companies in order to provide protection against the impact of volatility in any single industry or company. The Company is currently using an expected rate of return of 7.75% on our assets and a 2.5% anticipated inflation rate which produces an expected real rate of return of 5.25%. This rate was chosen by taking into account our intended asset mix and the historical returns of the plan since its inception. The Company expects to contribute $419,000 to the plan in 2005.

     Expected benefit payments under the Plastic's pension plan, which reflect expected future service, as appropriate, are as follows for the years indicated (in thousands):

							Benefits
							--------
		2005					$    154
		2006                               163
		2007                               164
		2008                               171
		2009                               173
		2010-2014	                     1,065


     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:
                                                   2004      2003      2002
                                                 --------  --------  --------
Discount rate                                       6.25%     6.25%     6.75%
                                                 ========  ========  ========
Healthcare cost trend rate                          7.00%     7.00%     6.75%
                                                 ========  ========  ========

     For measurement purposes, an assumed rate of increase in per capita healthcare costs of 10% was used for 2004 with a gradual decrease to 5% and remaining at that level thereafter. A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2004 by approximately $46,000 and increase the total of the service and interest cost components by approximately $17,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $42,000 and $15,000, respectively.

Other Employee Benefit Plans

     The Company also sponsors qualified contributory 401(k) plans covering substantially all employees. For those employees electing to participate in the 401(k) plans, employees can contribute up to an annually determined maximum amount permitted by law and the Company makes matching contributions up to specified limits. Effective December 31, 2002, the Company suspended its matching contributions to the 401(k) plans. During 2002, the Company expensed $299,000 in connection with this plan.

     The Company does not provide any other postemployment benefits to former or inactive employees except for unemployment compensation benefits required by law.


NOTE 11:   EARNINGS PER COMMON SHARE

     The computations of basic and diluted earnings per common share (EPS) for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands, except per share amounts):
                                                Income    Shares     EPS
                                               --------  --------  -------
     Year ended December 31, 2004:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $   (162)   16,279  $     -
                                                                   =======
Dilutive effect of stock options and warrants        -      2,533
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted EPS           $   (162)   18,812  $     -
                                               ========  ========  =======
     Year ended December 31, 2003:
Income available to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  2,640    16,279  $  0.17
                                                                   =======
Dilutive effect of stock options                              375
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $  2,640    16,654  $  0.16
                                               ========  ========  =======
     Year ended December 31, 2002:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $(12,859)   15,591  $ (0.82)
                                                                   =======
Dilutive effect of stock options                      -         -
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted EPS           $(12,859)   15,591  $ (0.82)
                                               ========  ========  =======

     At December 31, 2004 and 2003, the Company's stock options outstanding totaled 614,000. Such options for years 2004 and 2003 included a dilutive component of 128,711 and 112 shares, respectively. At December 31, 2004 and 2003, outstanding warrants to purchase the Company's common stock totaled 3,476,585 and 2,896,238, respectively. Such warrants included a dilutive component of 2,404,000 and 374,876 shares, respectively. At December 31, 2002 the Company's stock options outstanding totaled 44,000 and were not dilutive.


NOTE 12:   INCOME TAXES

     Due to the existence and use of the Company's net operating loss carryforwards, there was no tax provision recorded for the years ending December 31, 2004, 2003 and 2002.

     The Company's effective income tax rate from continuing operations, reflected in the accompanying consolidated statement of income, differs from the statutory rate due to the following (in thousands):

                                                   Year Ended December 31,
                                                   2004      2003      2002
                                                 --------  --------  --------
Computed amount at statutory rate (34%)          $     43  $    897   $(3,921)
Net change in valuation allowance                 (17,794)   (2,335)   (3,069)
Section 108 cancellation of indebtedness
  income exclusion                                  3,558    (3,737)        -
Section 108 reduction of loss carryforwards
  from cancellation of indebtedness
  income exclusion                                 (3,558)    3,737         -
Goodwill amortization                                (140)     (140)     (140)
Foreign sales exclusions                              (40)      (57)      (56)
Expiration of loss carryforwards                   18,054     1,396     7,330
Chinese income tax exclusion                         (336)        -         -
Federal return to prior year's
  provision adjustments                                33       142      (193)
Non-deductible expenses                                84        78        84
Other - net                                            96        19       (35)
                                                 --------  --------  --------
  Total tax provision from continuing
    operations                                   $      -  $      -  $      -
                                                 ========  ========  ========

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        At December 31,
                                                   2004                2003
                                                 --------            --------
Depreciation                                     $   (127)           $   (340)
Historical goodwill                                  (218)               ( 53)
Other                                                (139)               (176)
                                                 --------            --------
  Deferred tax liabilities                           (484)               (569)
                                                 --------            --------
Loss carryforwards (NOLs)                          21,793              39,161
Book reserves                                       2,470               2,933
Deferred compensation                                 493                 521
Tax credit carryforwards                              851                 851
Unicap adjustments                                    167                 156
Other                                               1,536               1,567
                                                 --------            --------
  Deferred tax assets                              27,310              45,189
Less: Valuation allowance                         (26,826)            (44,620)
                                                 --------            --------
  Deferred tax assets, net                            484                 569
                                                 --------            --------
  Deferred taxes, net                            $      -            $      -
                                                 ========            ========

     At December 31, 2004, Reunion had net operating loss carryforwards for federal tax return reporting purposes of approximately $64.1million, of which $16.1 million will expire by the end of 2007. Management has concluded that it is more likely than not that the Company's loss carryforwards will expire unutilized and has determined to continue to fully reserve for the total amount of net deferred tax assets as of December 31, 2004.

     The current and noncurrent classifications of the deferred tax balances are as follows (in thousands):
                                                        At December 31,
                                                   2004                2003
                                                 --------            --------
  Current:
Deferred tax assets                              $  2,363            $  2,173
Deferred tax liabilities                              (24)                (34)
Less:   Valuation allowance                        (2,231)             (2,056)
                                                 --------            --------
  Current deferred, net asset                         108                  83
                                                 --------            --------
  Noncurrent:
Deferred tax assets                                24,947              43,016
Deferred tax liabilities                             (460)               (535)
Less:   Valuation allowance                       (24,595)            (42,564)
                                                 --------            --------
  Noncurrent deferred, net (liability)               (108)                (83)
                                                 --------            --------
  Deferred taxes, net                            $      -            $      -
                                                 ========            ========

     No U.S. federal or state corporate income tax return examinations are currently in process. The Company believes adequate provisions for income taxes have been recorded for all years.


NOTE 13:   RELATED PARTIES, TRANSACTIONS AND BALANCES

Related Parties

     Reunion Industries, Inc. - Reunion is a publicly traded Delaware corporation headquartered in Pittsburgh, Pennsylvania. Charles E. Bradley, Sr. (Mr. Bradley) is chairman of the board and Chief Executive Officer of Reunion. Kimball Bradley is President, Chief Operating Officer, a director of Reunion and son of Mr. Bradley. Mr. John G. Poole ("Mr. Poole") is a director of Reunion.

     Stanwich Consulting Corp., f/k/a Stanwich Partners, Inc. - Stanwich Consulting Corp. ("SCC") was formerly engaged in the business of investment banking and consulting. It is currently inactive. Mr. Bradley is the President of SCC.

     Stanwich Financial Services Corp. - SFSC is a privately held, currently inactive, corporation that was formerly in the structured settlement business.
 SFSC is owned 100% by Mr. Bradley. Prior to May 10, 2004, this company was a related party to Reunion. On that date, management control of SFSC was vested in a liquidating trustee and an executive committee, of which Mr. Bradley is not a member, in accordance with SFSC's plan of reorganization in its proceeding under Chapter 11 of the Bankruptcy Code. Accordingly, SFSC is no longer a related party. See also "SFSC Settlement" in NOTE 2 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     NPS Acquisition Corp. - NPS Acquisition Corp. (NPSAC) was formed by Mr. Bradley to acquire and hold NAPTech Pressure Systems (NAPTech). NAPTech was based in Clearfield, Utah and engaged in the business of manufacturing seamless steel pressure vessels, an existing Metals product line. In January 2001, NPSAC was purchased by the Company.

     CPS Leasing, Inc. - CPS Leasing, Inc. (CPSL) is a subsidiary of Consumer Portfolio Services, Inc. (CPS). Mr. Bradley and Mr. Poole are stockholders of CPS. Mr. Poole is a director of CPS and Mr. Bradley was a director until July 2001. Charles E. Bradley Jr., Mr. Bradley's son, is President of CPS. CPSL is primarily engaged in machinery and equipment lease financing.

Transactions and Balances

SCC Consulting Agreement

     Reunion had a consulting agreement with SCC which was terminated effective September 30, 2002. During 2002, $225,000 was expensed related to
this agreement.   At December 31, 2003, $117,205 was owed to SCC under this
agreement and is classified as due to related parties in the accompanying consolidated balance sheet. Such amount was forgiven in the year 2004.

SFSC Indebtedness

     Pursuant to a settlement that became effective on May 10, 2004 (the "SFSC Settlement"), the Company is indebted in the amount of $4.29 million, plus interest that accrues on that amount after May 10, 2004 at the rate of 10% per annum. The settlement, which represents a compromise of the Company's indebtedness to SFSC and SFSC's indebtedness to the Company, resulted in a gain on debt extinguishment of $3.3 million for the Company in 2004. This settlement amount is payable on December 31, 2006, but may be prepaid without penalty. It is unsecured and is subordinate to the Company's indebtedness to Congress Financial. For a description of the settlement agreement and the indebtedness to which the SFSC Settlement relates, see NOTES 2 AND 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS above under the captions "SFSC Settlement" and "Notes Payable ? SFSC and Related Parties," respectively. The Company made no payments of principal or interest to SFSC in 2003 or 2004.

SFSC Note Receivable

     In August 1999, pre-merger Reunion loaned $310,000 to SFSC. The loan was scheduled to be repaid in December 1999 with interest at 15%. In December 1999, the Company agreed to extend the maturity to March 2000 and loaned an additional $40,000 to SFSC also with interest at 15%, which was repaid in March 2000. The remaining balance including accrued and unpaid interest due from SFSC at December 31, 2003 was $465,000 and is included at that date in due from related parties in the accompanying consolidated balance sheet. This note receivable was cancelled pursuant to the SFSC settlement referred to in
the preceding paragraph.    As a result, this note no longer exists, having
been merged into the settlement.

CPS Leasing, Inc.

     Reunion entered into various operating lease agreements with CPSL. During 2004 and 2003, lease payments totaling $426,000 and $336,000, respectively, were paid to or accrued for CPSL. At December 31, 2004, the Company has future minimum rental commitments under noncancellable operating leases with CPSL totaling $1,257,000.

SFSC Collateral Fees

     To facilitate the completion of the Company's financing with Bank of America in March 2000, SFSC provided side collateral in the form of CPS debt and common stock to support the borrowings. For this credit support, SFSC was to receive a 5% collateral fee for as long as the collateral was in place. Such collateral remained in place until the Congress Financial refinancing in December 2003. No payments were made under this arrangement during 2004, 2003 or 2002. At December 31, 2003, $690,041 was included in due to related party
in the accompanying consolidated balance sheet.   This collateral fee
obligation was included in the SFSC settlement referred to above in this Note under the caption "SFSC Indebtedness." As a result, this payable no longer exists, having been merged into the settlement.

     In March 2000, SFSC pledged a $5.0 million note from CPS to secure the obligations of NPSAC to the former owners of the business. NPSAC agreed to pay SFSC a 2% credit support fee for this pledge. The Company assumed this credit support obligation in the acquisition of NPSAC. No payments were made under this arrangement during 2004, 2003 or 2002. At December 31, 2003, accrued and unpaid fees totaling $293,943 were due to SFSC under this credit support obligation and included in due to related party at that date in the accompanying consolidated balance sheet. This collateral fee obligation was included in the SFSC settlement referred to above in this Note under the caption "SFSC Indebtedness." As a result, this payable no longer exists, having been merged into the settlement.

Cash Surrender Value of Life Insurance Policies

     The Company pays the premiums on life insurance policies covering Mr. Bradley, Mr. Joseph C. Lawyer (Mr. Lawyer), the Company's vice chairman and a director, and Mr. Poole. Pursuant to these arrangements, the Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policy or their cash surrender value. The covered individuals have agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of the premiums paid, they will cover the shortfall. As of December 31, 2004 and 2003, premiums paid by the Company in excess of the cash surrender values of the policies totaled $919,000 and $940,000, respectively, and are included in due from related parties in the accompanying consolidated balance sheets.

Mr. Bradley Note Payable

     In January 2003, Mr. Bradley made a $500,000 payment on behalf of the Company to Shaw NAPTech, Inc. This payment was applied to reduce by $500,000 the Company's indebtedness to Shaw NAPTech, Inc. To evidence this loan by Mr. Bradley, the Company issued to him its unsecured $500,000 10% note payable. The note payable became due on October 31, 2004. No principal or interest payments have been made on this note. At December 31, 2004 and 2003, accrued and unpaid interest related to this note totaled $100,000 and $50,000, respectively, and, together with the principal of the note, is included in due to related parties in the accompanying consolidated balance sheet. Mr. Bradley's rights under this note are subordinate to the Company's indebtedness to Congress Financial.

Mr. Bradley Guarantees

     To facilitate the closing of the Congress Financial refinancing in December 2003, Mr. Bradley provided a personal guarantee of $1.5 million of the revolving credit portion of the Congress Loan Facility. In exchange for his guarantee, the Board of Directors approved a 2% guarantee fee to be paid to Mr. Bradley during the time period such guarantee is in place. Amounts payable under this arrangement are being offset against an employee advance previously received by Mr. Bradley and owed to the Company. Such advance totaled $58,000 at the time of the refinancing and $29,917 and $2,384 of guarantee fees have been offset against such advance for the years ended December 31, 2004 and 2003, respectively. See "Employee Advances" below.

Kimball Bradley Guarantees

     To facilitate obtaining new financing with two private investment funds and the closing of the refinancing of the Company's bank debt with Congress in December 2003, Kimball Bradley provided personal guarantees totaling $9.2 million, including guarantees of two notes payable totaling $7.7 million and $1.5 of the revolving credit portion of the new Congress facilities. In exchange for his guarantees, the Board of Directors approved 2% guarantee fees to be paid to Kimball Bradley during the time period such guarantees are in place. Amounts payable under these arrangements are being offset against an employee advance previously received by Kimball Bradley and owed to the Company. Such advance totaled $55,000 at the time of the refinancing. In addition, Kimball Bradley owed the Company $19,000 for the December 2002 exercise of 95,000 options which had been repriced to $0.20. For the years ended December 31, 2004 and 2003, guarantee fees totaling $183,878 and $74,963, respectively, had been incurred by the Company, of which $74,000 was offset in 2003 against amounts due from Kimball Bradley. The remaining $184,841 at December 31, 2004 and $963 at December 31, 2003 is included in due to related parties in the accompanying consolidated balance sheet. See "Employee Advances" below.

Employee Advances

     At December 31, 2004 and 2003, the Company had non-interest bearing advances due from Mr. Charles E. Bradley. During 2003, the Company also had a non-interest bearing advance from Mr. Kimball J. Bradley. The highest balance
outstanding during 2004 was $56,000 and during 2003 was $113,000.    See "Mr.
Bradley Guarantees" and "Kimball Bradley Guarantees" above.


NOTE 14:   COMMITMENTS AND CONTINGENCIES

     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. A summary of such legal proceedings follows.

Asbestos (ORC)
--------------

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company, a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed, pursuant to a contractual obligation to do so. Subsequent to the acceptance of the tender of defense and indemnification in the first lawsuit, Allen-Bradley Company has accepted the Company's tender of defense and indemnification in a total of 135 separate actions, all of which have been defended by Allen-Bradley Company.

Asbestos (Alliance)
------------------

     The Company has been named in approximately 2,400 separate asbestos suits filed since January 1, 2001 by various plaintiffs' law firms in Michigan, Pennsylvania, Ohio, Illinois, Maryland, Alabama and W. Virginia. The claims are primarily directed against over 100 defendants, including Reunion, and allege that cranes from the Company's former crane manufacturing location in Alliance, OH were present in various steel mills located in those states and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the various Courts' Case Management Orders. Counsel for the Company has successfully resolved approximately 500-600 cases with little or no cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part manufacturers provided products containing asbestos. It has been further denied that the Company was otherwise advised by component part manufacturers that component parts could be hazardous, or otherwise constitute a health risk. The Company intends to vigorously defend against these lawsuits.

NAPTech Suit

     On or about March 16, 2004, Shaw NAPTech, Inc. ("NAPTech"), as successor by merger to NAPTech, Inc. and NAPTech PS Corporation, filed a suit against the Company in state court in Baton Rouge, Louisiana, to collect payment on a subordinated note (the "NAPTech Note") issued to NAPTech and assumed by the Company in a January 2001 acquisition. In April, 2005 the trial court in this case entered a summary judgment in favor of NAPTech in the amount of $3,145,403 in principal, plus $1,207,760 in unpaid interest through November 30, 2003, plus interest at 15% per annum on the unpaid principal after November 30, 2003. This judgment does not constitute a new liability, as the Company has recorded the liability under the NAPTech Note in its consolidated balance sheets, since January, 2001. The trial court rejected defenses raised by the Company that the suit is currently barred by a subordination agreement to which NAPTech is a party and that the court lacks personal jurisdiction over the Company. The Company intends to appeal from this judgment on the grounds that the trial court was in error in rejecting its defenses. There is no assurance that the appeal will be successful. Also named as defendants in the suit are Charles E. Bradley, Sr. (a director of the Company), as guarantor of the subordinated note, and KSB Acquisition Corp. and Hanna Investment Corp. (both of which are affiliates of Mr. Bradley), as pledgors of certain assets securing the note.

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve follows (in thousands):

     Description                                      2004      2003
     ---------------------------------------------  --------  --------
       Beginning balance                            $    211  $    379
     Add: Provision for estimated future claims           (2)       83
     Deduct: Cost of claims                             (109)     (251)
                                                    --------  --------
       Ending balance                               $    100  $    211
                                                    ========  ========

Operating leases

     Minimum rental commitments under all noncancellable operating leases in effect for continuing operations at December 31, 2004, were as follows (in thousands):

                            Year ended December 31,
 Total      2005      2006      2007      2008      2009      After 2009
-------    ------    ------    ------    ------    ------     ----------
$ 9,501    $1,552    $1,151    $1,039    $1,020    $ 969        $3,770
=======    ======    ======    ======    ======    ======       ======

     Operating lease rental expense related to continuing operations for the years ended December 31, 2004, 2003 and 2002, amounted to $1,713,000, $2,885,000 and $2,354,000, respectively.

NOTE 15:   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, accounts receivable and accounts payable - The carrying amounts approximate fair value because of the short maturities of these instruments.

     Debt - $15.2 million of the Company's debt has variable rates of interest and $40.7 million bears interest at fixed rates. Management estimates the carrying value of variable-rate debt to approximate its fair value as its stated rate of interest changes with changes in market rates of interest. Of the $40.7 million of fixed-rate debt, $22.0 million represents the 13% senior note obligation. Such notes have recently been restructured and there has been little, if any, trading activity in the Company's senior notes over the past year. Based on this, the fair value of such notes is not readily determinable. Of the remaining fixed-rate debt, $0.5 million is to a related party, for which comparable instruments do not exist, and $18.2 million relates to debt that bears interest at rates ranging between 10% and 18%. Given our financial condition, the fair value of such debt is not readily determinable.


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

     On September 24, 2002, the Company sold Kingway, our discontinued materials handling systems operations, for cash proceeds of $25.0 million and a $7.0 million note receivable in amounts of up to $2.333 million in each of 2003, 2004 and 2005. Future proceeds under the note receivable are contingent upon the combined operations of the buyer's material handling businesses exceeding certain specified amounts such that EBITDA in excess of $10.0 million in 2003, $12.0 million in 2004 and $14.0 million in 2005 are to be paid to the Company. In 2003, the EBITDA of the buyer's material handling businesses did not exceed $10.0 million. The net cash proceeds of $24.12 million after transaction-related expenses were used to reduce borrowings under our BOA revolving credit facility of $15.96 million, term loan A facility of $7.11 million and pay overadvance fees of $1.05 million. The Company realized a net gain of $3.1 million, classified within discontinued operations, on this transaction. Finalization of this sale was subject to a post-closing working capital adjustment. The buyer alleged it was owed approximately $905,000 based on its calculation of working capital on the closing date. Pursuant to the asset purchase agreement, the Company submitted this dispute to a mutually agreed-upon independent accounting firm for resolution in arbitration. The arbitrator for the dispute determined that, of the $905,000 working capital deficiency claimed by the buyer, $704,000 was not valid. The Company and the Buyer entered into a payment arrangement for a total of $200,000 to be paid in $50,000 installments by the Company, which began in December 2003.

     On June 30, 2002, the Company sold the inventory and substantially all of the property, plant and equipment of Alliance, our discontinued bridges and cranes operations, for cash proceeds of $3.058 million and the assumption by the buyer of $242,000 of accrued liabilities. The Company retained all receivables, trade payables and certain other liabilities of this discontinued operation. The net cash proceeds of $3.058 million were used to reduce borrowings under our then existing Bank of America revolving credit facility ($322,000), term loan A facility ($1.87 million) and capital expenditure facility ($866,000). The Company realized a loss of $3.9 million, classified within discontinued operations, on this transaction. The loss on disposal of the discontinued bridges and cranes operations differed from the 2001 due to adjustments of the carrying values to net realizable value, primarily machinery and equipment and receivables, of assets retained from the sale of the discontinued bridges and cranes operations.

     In January, 2005, the Company sold its springs division operations for cash proceeds of $792,000. Finalization of this sale is subject to a post closing working capital adjustment which has not yet been determined. Net cash proceeds of $775,000 after transaction related expenses were received on January 4, 2005, of which $250,000 was used to reduce borrowings under the term loan from a private capital fund that is secured by the real property, $41,000 was used to reduce borrowings under the term loan portion of the Congress Loan Facility and the remaining balance of $484,000 was used to reduce borrowings under the Congress revolving credit facility.

     In December 2004, the Company classified and began accounting for its Rostone business as discontinued operations in accordance with FAS 144.

     At December 31, 2004 and 2003, the assets and liabilities of discontinued operations are comprised of the assets and liabilities of the springs and Rostone businesses. Such assets and liabilities are as follows (in thousands):
                                                          At December 31,
                                                       2004            2003
                                                     --------        --------
     CURRENT ASSETS:
Cash and cash equivalents                            $     71        $     99
Receivables, net                                        1,307           1,440
Inventories, net                                        1,726           1,454
Other current assets                                      112             215
                                                     --------        --------
Total current assets                                 $  3,216        $  3,208
                                                     ========        ========
     CURRENT LIABILITIES:
Trade payables                                       $    827        $    844
Other current liabilities                                   -             347
                                                     --------        --------
Total current liabilities                            $    827        $  1,191
                                                     ========        ========
     OTHER ASSETS:
Property, plant and equipment, held for sale         $  2,911        $  3,893
Goodwill, net                                               -              13
                                                     --------        --------
Total other assets                                   $  2,911        $  3,906
                                                     ========        ========
     OTHER LIABILITIES:
Other liabilities                                    $    916        $  1,500
                                                     ========        ========

     Summarized results of discontinued operations for the years ended December 31, 2004, 2003 and 2002 follow (in thousands):

                                                2004       2003       2002
                                              --------   --------   --------
Net sales                                    $  12,399  $ 13,456     $ 49,035
Income (loss) before taxes                        (229)   (1,529)      (2,379)

     The loss from discontinued operations in 2004 includes a loss on disposal of our springs operation of $0.3 million. The loss from discontinued operations in 2003 includes $0.9 million related to an evaluation of legacy healthcare costs and litigation in the discontinued bridges and crane operation.

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


NOTE 17:   SEGMENT DISCLOSURES AND RELATED INFORMATION

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and precision plastic components.

     The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals, home electronics, office equipment and consumer goods. The Company's business units are organized into two major product categories:

* Metals manufactures and markets a broad range of fabricated and machined industrial metal parts and products including large-diameter seamless pressure vessels, and hydraulic and pneumatic cylinders.

* Plastics manufactures precision molded plastic parts and provides engineered plastics services.

     Metals includes two reportable segments: Pressure vessels and Cylinders. Plastics is a single segment.

     Excluding its subsidiary in Shanghai, China, Reunion Industries manufactures its products in the United States and sells its products in the United States and in foreign countries. The countries to which the Company exports its products vary from year to year. International sales in 2004 were primarily in four areas: the Far East; Latin and South America; Western Europe; and Canada. The majority of international sales in 2004 relate to pressure vessel sales to customers in Taiwan and the People's Republic of China. Of Reunion's $59.3 million of consolidated net sales from U.S. continuing operations for 2004, $7.4 million were export sales, of which $6.0 million related to pressure vessel sales and $1.1 million related to Plastics.
 Of the $6.0 million of foreign pressure vessel sales, approximately $4.3 million was in the Far East (principally China and Taiwan) and $1.1 million was in Canada. Of the $1.1 million of foreign Plastics sales, approximately $0.4 million was in Mexico, approximately $0.3 was in Canada and approximately $0.3 was in Western Europe. Foreign cylinder sales for 2004 were approximately $0.4 million, primarily into Canada. During 2004, no one customer accounted for more than 10% of the net sales of Reunion. Segment data, including earnings before interest, taxes, depreciation and amortization (EBITDA) (in thousands except for related notes):

                                                     Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
2004:
-----
  Metals:
Pressure vessels                $ 22,921   $  3,979   $    218   $ 15,403
Cylinders                         18,488        580        202      8,452
Grating				     9,306      1,274         70      4,013
                                --------   --------   --------   --------
  Subtotal Metals                 50,715      5,833        490     27,868
Plastics                          17,935      2,210        183      8,000
Corporate and other (3)                -     (1,582)        56     14,601
Discontinued Operations                -          -         51      6,127
                                --------   --------   --------   --------
  Totals                        $ 68,650      6,461   $    780   $ 56,596
                                ========              ========   ========
Gain on extinguishment of debt                3,540
Depreciation                                 (1,667)
Interest expense                             (7,937)
                                           --------
  Income from continuing operations
    before income taxes and minority
    interests                              $    397
                                           ========

2003:
-----
  Metals:
Pressure vessels                $ 21,371   $  3,837   $      -   $ 12,351
Cylinders                         17,891        353        101      7,877
                                --------   --------   --------   --------
  Subtotal Metals                 39,262      4,190        101     20,228
Plastics                          15,791      1,216         96      8,458
Corporate and other (4)                -     (3,440)         3     15,723
Discontinued Operations                                     82      7,114
                                --------   --------   --------   --------
  Totals                        $ 55,053      1,966   $    282   $ 51,523
                                ========              ========   ========
Gain on extinguishment of debt               10,991
Depreciation                                 (1,849)
Interest expense                             (6,939)
                                           --------
  Income from continuing operations
    before income taxes                    $  4,169
                                           ========

2002:
-----
  Metals:
Pressure vessels                $ 17,317     $  899   $     45   $ 12,464
Cylinders                         18,087       (286)        92      9,700
                                --------   --------   --------   --------
  Subtotal Metals                 35,404        613        137     22,164
Plastics                          19,783      2,421         49      9,361
Corporate and other (5)                -     (3,482)         2     15,357
Discontinued operations                -          -        314      8,436
                                --------   --------   --------   --------
  Totals                        $ 55,187       (448)  $    502   $ 55,318
                                ========              ========   ========
Depreciation                                 (2,012)
Interest expense                             (8,020)
                                           --------
  Loss from continuing operations
    before income taxes                    $(10,480)
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

(2) Corporate and other assets at December 31, 2004, 2003 and 2002 includes $8.0 million of goodwill that relates to the Company's pressure vessel and springs segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of pressure vessels and springs.

(3) Includes income totaling $0.6 million from reduction in environmental reserve.

(4) Includes gain of $0.2 million on sale of equipment with no carrying value.

(5) Includes gain of $0.4 million on sale of equipment with no carrying value.

NOTE 18:   QUARTERLY DATA (unaudited)

     Results by quarter for 2004 and 2003 follow:

                                                 2004 Quarter Ended
                                       --------------------------------------
                                       March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 15,820  $ 17,538  $ 17,101  $ 18,191
Operating costs and expenses             11,762    15,672    15,826    17,056
                                       --------  --------  --------  --------
  Operating income (loss)              $  4,058  $  1,866  $  1,275  $  1,135
                                       ========  ========  ========  ========
Income (loss) from continuing
  operations                           $  2,181  $   (222) $   (873) $   (960)
Income (loss) from discontinued
  operations                                168      (180)      (60)     (157)
                                       --------  --------  --------  --------
  Net income (loss)                    $  2,349  $   (402) $   (933) $ (1,117)
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $   0.14  $  (0.02) $  (0.06) $  (0.07)
                                       ========  ========  ========  ========
Diluted                                $   0.12  $  (0.02) $  (0.06) $  (0.07)
                                       ========  ========  ========  ========
Significant item included in results
  of continuing operations which might
  affect comparability:
Gain on extinguishment of debt         $  3,070  $    470  $      -  $      -
                                       ========  ========  ========  ========

                                                 2003 Quarter Ended
                                       --------------------------------------
                                       March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 17,086  $ 14,540  $ 11,898  $ 11,529
Operating costs and expenses             15,671    13,901    11,704     2,669
                                       --------  --------  --------  --------
  Operating income (loss)              $  1,415  $    639  $    194  $  8,860
                                       ========  ========  ========  ========

Loss from continuing operations        $    (94) $ (1,273) $ (1,543) $  7,079
Income (loss) from discontinued
  operations                                  3       (51)     (510)     (971)
                                       --------  --------  --------  --------
  Net income (loss)                    $    (91) $ (1,324) $ (2,053) $  6,108
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $  (0.01) $  (0.08) $  (0.09) $   0.40
                                       ========  ========  ========  ========
Diluted                                $  (0.01) $  (0.08) $  (0.09) $   0.37
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
                                       ========  ========  ========  ========

                           REUNION INDUSTRIES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II
                            (dollars in thousands)

                                  Charged to
                      Beginning   Costs and                           Ending
Year ended:           Balance     Expenses     Other     Deductions   Balance
-----------           ---------   ----------  -------    ----------   -------
    December 31, 2004:
Allowance for doubtful
  accounts             $   485    $   (36)    $ (151)(1)  $     96(2)  $   202
Inventory obsolescence
  reserve                  560        229         (7)(1)       100(2)      682
Deferred tax valuation
  allowance             44,620          -          -        17,794(6)   28,826
     44,620
Reserve for
  restructuring            474          -          -           234         240
Product warranty
  reserve                  211         (2)         -           109(5)      100

    December 31, 2003:
Allowance for doubtful
  accounts             $   300    $   205     $    -      $     20(2)  $   485
Inventory obsolescence
  reserve                1,056        147       (166)          477(3)      560
Deferred tax valuation
  allowance             46,955          -          -         2,335(6)   44,620
Reserve for
  restructuring            861          -       (117)          270         474
Product warranty
  reserve                  379         83          -           251(5)      211

   December 31, 2002:
Allowance for doubtful
  accounts             $   212    $   198     $   50(4)   $    160(2)  $   300
Inventory obsolescence
  reserve                1,504        285           -          733(3)    1,056
Deferred tax valuation
  allowance             50,475          -           -        3,520(6)   46,955
Reserve for
  restructuring          1,192          -           -          331         861
Product warranty
  Reserve                   56        457           -          134(5)      379
_________________________
(1) Reduction to beginning balance due to businesses classified as discontinued operations during the year.
(2)  Uncollectible accounts written off, net of recoveries.
(3)  Inventory written off.
(4)  Transferred from accrued liabilities.
(5)  Cost of claims.
(6)  Primarily related to reduction in expired net operating losses.

- S-1 -




                                 EXHIBIT INDEX

3.1		Certificate of Incorporation of the Company.    Incorporated by
reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on March 4, 1996 (File No. 33-64325).

3.2		Bylaws of the Company.  Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on March 4, 1996 (File
No. 33-64325).

3.3		Certificate of Amendment of Certificate of Incorporation of the
Company, dated December 17, 2004. (2)

4.1		Specimen Stock Certificate evidencing the Common Stock, par value
$.01 per share, of Reunion Industries, Inc. Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on March 4, 1996 (File No. 33-64325).

10.1*		Buttes Gas & Oil Co. 1992 Nonqualified Stock Option Plan.
Incorporated by reference to Exhibit 10.35 to the Company's Annual
Report on Form 10-K for the year ended December 31, 1992 (File No.
001-07726).

10.2*		Form of Stock Option Agreement for options issued pursuant to the
1992 Nonqualified Stock Option Plan.  Incorporated by reference to
Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-07726).

10.3*		Reunion Resources Company 1993 Incentive Stock Plan.  Incorporated
by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-
07726).

10.4*		Form of Stock Option Agreement for options issued pursuant to the
1993 Incentive Stock Plan.  Incorporated by reference to Exhibit
10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 001-07726).

10.5*		The 1998 Stock Option Plan of the Company.   Incorporated by
reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on June 26, 1998 (File No. 333-56153).

10.6*		Form of Stock Option Agreement for options issued pursuant to the
1998 Stock Option Plan of the Company. Incorporated by reference to Exhibit 10.7 to Reunion Industries' Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 33-64325).

10.7 -
10.15   	Not used.

10.16   	Indenture (the "Indenture"), dated as of May 1, 1993, by and between Chatwins Group, Inc. and The First National Bank of
Boston, as trustee. Incorporated by reference to Exhibit 4.4 to Chatwins Group, Inc.'s Registration Statement on Form S-1 filed on
July 30, 1993 (File No. 33-63274).

10.17		First Supplemental Indenture and Wavier of Covenants of Indenture
between The First National Bank of Boston, as trustee, and Chatwins Group, Inc. Incorporated by reference to Exhibit 4.32 to
Chatwins Group, Inc.'s Current Report on Form 8-K dated June 30,
1995 and filed with the Commission on July 3, 1995 (File No. 33-
63274).

10.18		Second Supplemental Indenture between The First National Bank of
Boston, as trustee, and Chatwins Group, Inc. Incorporated by reference to Exhibit 4.33 to Chatwins Group, Inc.'s Current Report on Form 8-K dated June 30, 1995 and filed with the Commission July
3, 1995 (File No. 33-63274).

10.19		Third Supplemental Indenture, dated as of May 28, 1999, between
Chatwins Group, Inc. and State Street Bank and Trust company, as successor Trustee to The First National Bank of Boston.
Incorporated by reference to exhibit 10.19 in the Company's Annual
Report on Form 10-K for the year ended December 31, 1999 (File No.
33-64325).

10.20		Fourth Supplemental Indenture, dated as of March 8, 2000, between
Chatwins Group, Inc. and State Street Bank and Trust Company, as successor Trustee to The First National Bank of Boston.
Incorporated by reference to exhibit 10.20 in the Company's Annual
Report on Form 10-K for the year ended December 31, 1999 (File No.
33-64325).

10.21		Fifth Supplemental Indenture, dated as of March 16, 2000, between
Chatwins Group, Inc., the Company and State Street Bank and Trust
Company, as successor Trustee to The First National Bank of
Boston. Incorporated by reference to Exhibit 10.21 in the Company's Annual Report on Form 10-K for the year ended December
31, 1999 (File No. 33-64325).

10.22		Memorandum regarding Notice of Consent Solicitation dated November
26, 2003 from the Company to the holders of the Company's 13%
Senior Notes (the "Consent Solicitation"). (2)

10.23		Security Agreement dated December 2, 2003 between the Company and
U.S. Bank, N.A., as successor trustee under the Indenture ("U.S.
Bank, as trustee") for the holders of the Company's 13% Senior
Notes. (2)

10.24		Form of Warrant issued by the Company to the holders of its 13%
Senior Notes who provided consents to its Consent Solicitation.
The Company has reserved a total of 1,771,217 shares of its common stock for issuance upon exercise of these Warrants. Each such Warrant is identical to all such other Warrants issued to such holders, except as to the name of the holder and the number of shares covered thereby. (2)

10.25		Not used.

10.26		Standstill Agreement regarding Default in Payment of Interest dated as of February 2, 2005 among Reunion and certain holders of its 13% Senior Notes. (2)

10.27		Loan and Security Agreement dated as of December 3, 2003 between the Company and Congress Financial Corporation ("Congress
Financial"). Incorporated by reference to Exhibit 10.46 in the Company's Annual Report on Form 10-K for the year ended December
31, 2003, as amended by Amendment No. 2 thereto dated and filed with the Commission on October 6, 2004. (File No. 01-15739)

10.28		Amendment No. 1 to Loan and Security Agreement dated May 19, 2004 between the Company and Congress Financial. (2)

10.29		Amendment No. 2 to Loan and Security Agreement dated October 18,
2004 between the Company and Congress Financial. (2)

10.30		Amendment No. 3 to Loan and Security Agreement dated November 22,
2004 between the Company and Congress Financial. (2)

10.31		Not used.

10.32		Intercreditor and Subordination Agreement dated December 3, 2003 among Congress Financial, Mercury Capital Corporation ("Mercury
Capital"), LC Capital Masterfund, Ltd. ("LC Capital") and U.S.
Bank, N.A., as trustee, and acknowledged and agreed to by the Company. (2)

10.33		Not used.

10.34		Not used.

10.35		Merger Agreement dated as of March 30, 1999 among the Company, NPS
Acquisition Corp. and Charles E. Bradley, Sr. Incorporated by reference to Exhibit 10.35 in the Company's Annual Report on Form
10-K for the year ended December 31, 2000 (File No. 33-64325).

10.36		Forbearance Agreement dated as of January 16, 2001 among NAPTech,
Inc.; NAPTech PS Corporation,  the Company, Stanwich Financial
Services Corp. and Charles E. Bradley. Incorporated by reference to exhibit 10.36 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 33-64325).

10.37		Reaffirmation of Merger Agreement dated as of December 5, 2000 among the Company, NPS Acquisition Corp. and Charles E. Bradley.
Incorporated by reference to exhibit 10.37 in the Company's Annual
Report on Form 10-K for the year ended December 31, 2000 (File No.
33-64325).

10.38		Subordinated Promissory Note issued by the Company to NAPTECH,
Inc. and NAPTECH PS Corporation (which payees are now known as Shaw NAPTech, Inc.) in the original amount of $4,860,535.
Incorporated by reference to exhibit 10.38 in the Company's Annual
Report on Form 10-K for the year ended December 31, 2000 (File No.
33-64325).

10.39 ?
10.45		Not used.

10.46		Promissory Note dated November 25, 2003 in the original principal amount of $4,200,000 issued by the Company to Mercury Capital. (2)

10.47		Option to Purchase dated November 25, 2003 issued by the Company to Mercury Capital. (2)

10.48		Open-End Mortgage, Assignment of Leases and Rents, Fixture Filing
and Security Agreement dated November 25, 2003 granted by the Company to Mercury Capital with respect to Reunion's real property located in Pennsylvania. In November and December 2003, the
Company also granted mortgages to the Other Mortgagees (as defined below) on this property and to Mercury Capital and the Other
Mortgagees on the Company's other real properties. Such other mortgages are not being filed as exhibits to this report, because they are similar to this Exhibit in all material respects, except as to the location and description of the mortgaged properties, the names of the mortgagees and/or the debt secured thereby. As used in this paragraph the term "Other Mortgagees" means Congress
Financial, LC Capital and U.S. Bank, as trustee. (2)

10.49		Amended and Restated Senior Subordinated Secured Promissory Note
dated December 3, 2003 in the original principal amount of $3.5 million issued by the Company to LC Capital. (2)

10.50		Amended and Restated Security Agreement dated December 3, 2003 between the Company and LC Capital. (2)

10.51		Not used.

10.52		Warrant dated August 11, 2003 issued by the Company to LC Capital.
(2)

10.53		Amendment to Warrant dated December 3, 2003 between the Company and LC Capital. (2)

10.54		Amendment No. 2 to Warrant dated May 19, 2001 between the Company and LC Capital. (2)

10.55		Registration Rights Agreement dated August 11, 2003 between the
Company and LC Capital. (2)

10.56		Amendment to Registration Rights Agreement dated December 3, 2003 between the Company and LC Capital. (2)

10.57		Letter Agreement dated May 19, 2004 among the Company, LC Capital and WebFinancial Corporation ("WebFinancial"). (2)

10.58		Letter Agreement dated December 14, 2004 among the Company, LC
Capital and WebFinancial. (2)

10.59		Warrant dated January 14, 2005 issued by the Company to LC
Capital. (2)

10.60		Warrant dated January 14, 2005 issued by the Company to
WebFinancial. (2)

10.61		Chapter 11 Settlement Agreement dated as of December 1, 2003 among
Stanwich Financial Services Corp., the Other Released Parties, the
Further Released Parties and Bankers Trust. (2)

21.1		List of subsidiaries and jurisdictions of organization.(1)

23.1		Consent of Independent Public Accountants ? Mahoney Cohen &
Company, CPA, P.C.(1)

31.2	Consent of Independent Public Accountants ? Ernst & Young LLP(1)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

- E-4 -




31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1) -		Filed herewith.

(2) -   	To be filed as an Amendment to this Form 10-K.

*   -   	Compensatory plan or arrangement.

 Exhibit 21.1

                           REUNION INDUSTRIES, INC.
                     SUBSIDIARIES AS OF DECEMBER 31, 2004

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

                                                                  EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-37702) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 333-62074) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 33-77232) pertaining to the 1993 Stock Option Plan, the Registration Statement (Form S-3 No. 33-77566) pertaining to the registration of 248,500 shares of common stock, the Registration Statement (Form S-3 No. 333-37368) pertaining to the registration of 8,269,479 shares of common stock and the Registration Statement (Form S-3 No. 333-41842) pertaining to the registration of 3,245,515 shares of common stock of Reunion Industries, Inc. and Subsidiaries of our report dated March 18, 2005, with respect to the consolidated financial statements and schedule of Reunion Industries, Inc. and Subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2004.


                    /s/ Mahoney Cohen & Company, CPA, P.C.


New York, New York
April 14, 2005

                                                                  EXHIBIT 23.2

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-37702) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 333-62074) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 33-77232) pertaining to the 1993 Stock Option Plan, the Registration Statement (Form S-3 No. 33-77566) pertaining to the registration of 248,500 shares of common stock, the Registration Statement (Form S-3 No. 333-37368) pertaining to the registration of 8,269,479 shares of common stock and the Registration Statement (Form S-3 No. 333-41842) pertaining to the registration of 3,245,515 shares of common stock of Reunion Industries, Inc. of our report dated March 14, 2003, with respect to the consolidated financial statements and schedule of Reunion Industries, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2004.


                            /s/ Ernst & Young LLP


Pittsburgh, Pennsylvania
April 12, 2005

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


Date:  April 15, 2005

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


Date:  April 15, 2005

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this annual report on Form 10-K of Reunion Industries, Inc. for the fiscal year ended December 31, 2004, I, Charles E. Bradley, Sr., Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-K for the fiscal year ended December 31, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-K for the fiscal year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: April 15, 2005

/s/ Charles E. Bradley, Sr.
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this annual report on Form 10-K of Reunion Industries, Inc. for the fiscal year ended December 31, 2004, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-K for the fiscal year ended December 31, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-K for the fiscal year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: April 15, 2005

/s/ John M. Froehlich
---------------------------
Chief Financial Officer


- E-12 -







- 36 -
- F-45 -

	- S-1 -

