Form 10-Q
period 2005-03-31
REUNION INDUSTRIES INC
filed 2005-05-16
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               ------------------

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

At May 1, 2005, 16,278,579 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 28 pages.


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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
            March 31, 2005 (unaudited) and December 31, 2004              4

          Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the three months
            ended March 31, 2005 and 2004 (unaudited)                     5

          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2005 and 2004 (unaudited)        6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       16

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   21

          Item 4.  Controls and Procedures                               22


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     23

          Item 6.  Exhibits and Reports on Form 8-K                      23


SIGNATURES                                                               24

CERTIFICATIONS                                                           25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AT MARCH 31, 2005 AND DECEMBER 31, 2004
                                (in thousands)

                                              At March 31,     At December 31,
                                                     2005                2004
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,030            $  1,146
Receivables (net of allowance of
  $212 and $202, respectively)                     13,135              12,768
Advances to employees                                  18                  26
Inventories, net                                    9,751               9,300
Other current assets                                1,154               1,832
Current assets of discontinued operations             395               3,216
                                                 --------            --------
     Total current assets                          25,483              28,288

Property, plant and equipment, net                  9,126               9,374
Property, plant and equipment, held for sale        2,309               2,911
Due from related parties                              889                 919
Goodwill, net                                      10,994              10,994
Other assets, net                                   3,910               4,110
                                                 --------            --------
Total assets                                     $ 52,711            $ 56,596
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current maturities of debt                       $    643            $    645
Revolving credit facilities                        12,437              14,485
Trade payables                                      8,961               9,300
Accrued interest                                    6,746               5,663
Due to related parties                                341                 285
Other current liabilities                           5,628               5,680
Notes payable                                       4,161               4,161
Notes payable - related parties                       500                 500
Current liabilities of discontinued operations      1,121                 827
                                                 --------            --------
     Total current liabilities                     40,538              41,546

Long-term debt                                     34,501              35,628
Other liabilities                                   3,546               3,759
Non-current liabilities of discontinued
    Operations                                        916                 916
                                                 --------            --------
     Total liabilities                             79,501              81,849

Minority interests                                    167                 330

Commitments and contingent liabilities                  -                   -

Stockholders' deficit                             (26,957)            (25,583)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 52,711            $ 56,596
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
             (in thousands, except per share information)(unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2005       2004
                                                       --------   --------
Sales                                                  $ 17,296   $ 15,820
Cost of sales                                            14,522     12,592
                                                       --------   --------
  Gross profit                                            2,774      3,228
Selling, general & administrative                         2,258      2,319
Gain on debt extinguishments                                 -      (3,070)
Other income, net                                            (9)       (94)
                                                       --------   --------
  Operating profit                                          525      4,073
Interest expense, net                                     2,119      1,779
                                                       --------   --------
Income (loss) from continuing
  operations before income taxes
  and minority interests                                 (1,594)     2,294

Provision for income taxes                                    -          -
                                                       --------   --------
Income (loss) from continuing
  operations before minority
  interests                                              (1,594)     2,294

Minority interests                                           73         98
                                                       --------   --------
Income (loss) from continuing
  operations                                             (1,667)     2,196
Gain on disposal of discontinued operations,
  net of tax of $-0-                                        370          -
Income (loss) from discontinued operations,
  Net of tax of $-0-                                        (77)       153
                                                       --------   --------

Net and comprehensive income (loss)                    $ (1,374)  $  2,349
                                                       ========   ========
Earnings (loss) applicable to common
  stockholders                                         $ (1,374)  $  2,349
                                                       ========   ========
  Basic earnings (loss) per share:
Continuing operations                                  $  (0.10)  $   0.13
Discontinued operations                                    0.02       0.01
                                                       --------   --------
Income (loss) per share - basic                        $  (0.08)  $   0.14
                                                       ========   ========
Weighted average shares
  outstanding - basic                                    16,279     16,279
                                                       ========   ========
  Diluted income (loss) per share:
Continuing operations                                 $  (0.10)  $   0.11
Discontinued operations                                   0.02  -    0.01
                                                      --------   --------
Income (loss) per share - diluted                     $  (0.08)  $   0.12
                                                      ========   ========
Weighted average shares
  outstanding - diluted                                 16,279     18,826
                                                      ========   ========
    See accompanying notes to condensed consolidated financial statements.
                                     - 5 -

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                (in thousands)
                                 (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           2005        2004
                                                         --------    --------
Cash used in operating activities                        $   (457)   $    (72)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (137)       (122)
Proceeds from asset sales                                   3,680           -
                                                         --------    --------
Cash (used in) provided by investing activities             3,543        (122)
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                    (2,069)      1,203
Repayments of debt                                         (1,164)       (175)
Payments of deferred financing costs                            -        (271)
                                                         --------    --------
Cash provided by financing activities                      (3,233)        757
                                                         --------    --------

Net increase in cash and cash equivalents                    (147)        563
Less: Change in cash of discontinued operations                31         (41)
Cash and cash equivalents, beginning of period              1,146         656
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,030    $  1,178
                                                         ========    ========

Interest paid                                            $    699    $    580
                                                         ========    ========

     Non-cash financing activity:
Debt extinguishments                                     $      -       3,070
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                                     - 6 -




                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2005


NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2004.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2005, the Company had a deficiency in working capital of $15.1 million, a loss from continuing operations for the three months then ended of $1.7 million and a deficiency in assets of $27.0 million. These conditions raise substantial doubt about the Company?s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Over the past several years, the Company has taken steps to improve its liquidity and defer the principal maturities of a significant portion of its debt. The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although the Company believes that it can accomplish these plans, no assurances exist that it will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations. (See Note 2: RECENT DEVELOPMENTS - Sale of Assets.)

Recent Accounting Pronouncements

	In December 2004, the FASB issued SFAS 123R, "Share Based Payment." SFAS 123R is a revision to SFAS 123 and supersedes APB 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after January 1, 2006.
	SFAS 123R permits public companies to choose between the following two adoption methods:
1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

                                  - 7 -
2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption
     Reunion currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, recognizes no compensation expense for employee stock options. The impact of the adoption of SFAS 123R on Reunion cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. There would have been no material impact on reported results of operations and earnings per share had the Company applied the fair value provisions of SFAS 123 to share-based payments.
     The adoption of SFAS 123R's fair value method may have an impact, possibly material, on Reunion's future results of operations but no material impact on overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense, if any, to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the consolidated statement of cash flows of periods after adoption. Due to timing of the release of SFAS 123R and the choice between the two adoption methods, the Company is still analyzing the ultimate impact that this new pronouncement may have on its results of operations.

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


NOTE 2:  RECENT DEVELOPMENTS

Default and Waiver Under Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a revolving and term loan credit facility with Congress Financial Corporation (Congress). The Congress facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. In November 2004, Congress and the Company entered into an amendment of the revolving and term loan credit facility wherein Congress eliminated the fixed charge coverage ratio and reduced the monthly minimum EBITDA covenant going forward. Under the November 2004 amendment, the Company was required to maintain new minimum monthly amounts of EBITDA of $280,000 in November 2004, $290,000 in December 2004, $350,000 in January 2005, $280,000 in February 2005
and $300,000 per month thereafter. In January 2005, the Company failed to meet the minimum monthly amount, when it had an EBITDA loss for the month of $39,000. Congress has waived this EBITDA shortfall, and the Company is currently not in default under the Congress Loan Agreement

13% Senior Notes

	On February 3, 2005, the Company announced that it was unable to make a $2,928,000 interest payment by February 2, 2005 to the holders of the 13% Senior Notes. Holders of more than 80% of the principal amount of such Senior Notes agreed to enter into a Standstill Agreement with the Company, pursuant to which such holders agreed that they would not exercise and will cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to such notes,
                                   - 8 -

with respect to this payment default or with respect to a potential event of default if the Company fails to make the next scheduled interest payment due
April 1, 2005.   In the Standstill Agreement, such holders agreed to defer the
$2,928,000 of interest not paid, plus any interest that is not paid on the next regularly scheduled due date of April 1, 2005, to December 2006. On April 1, 2005 the Company was unable to make this scheduled interest payment.

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

	During the first quarter of 2005, the Company did sell all of the assets and liabilities of its leaf spring manufacturing segment, located in Miami, OK, to an unrelated entity for $792,000. Of this amount, $250,000 was used to pay down the private capital fund note payable secured by the real property, $41,000 was used to pay down the Congress term loan secured by the machinery and equipment and the remaining amount was used to reduce the borrowings under the revolving credit facility. The Company recorded a loss of $318,000 on such sale which was provided for in the Company's 2004 year.

	Additionally, during the first quarter of 2005, the Company sold certain of the receivables, inventory and intangibles of its thermoset plastics operation (?Rostone?) located in Lafayette, IN, along with certain of its machinery and equipment. The sale of such assets was accomplished in two separate transactions, with the sale of certain of the Company's compounding operation assets being sold to one unrelated entity and the sale of certain of the Company's molding operation assets being made to a different unrelated entity. At the time of such sale, the Company entered into tolling or manufacturing agreements with such buyers under which the Company agreed to operate the compounding and molding operations at its Lafayette, IN facility for a limited time until the buyers could move such operations to different geographical locations. The buyers agreed to reimburse the Company for all expenses in connection with these activities. The sale of the selected assets noted above was for approximately $2.9 million. Of this amount, $712,000 was used to pay down the Congress term loan secured by the machinery and equipment and the remaining amount was used to reduce the borrowings under the revolving credit facility. The Company recorded a gain of approximately $370,000 on such sales. The Company plans to sell the remaining assets of the Rostone business during 2005.

NOTE 3:  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                              At March 31,        December 31,
                                                     2005                2004
                                          ---------------      --------------
                                              (unaudited)
Congress revolving credit facility               $  9,581            $ 11,650
Junior participation to revolving credit
  Facility (net of warrant value of $144
  and $165, respectively)                           2,856               2,835
Congress term loan                                  1,627               2,539
Note payable due December 1, 2006                   3,950               4,200
Note payable due December 5, 2006 (net of
  warrant value of $63 and $71, respectively)       3,437               3,429
13% senior notes (net of warrant value
  of $180 and $207, respectively)                  21,833              21,806
Notes payable                                       8,451               8,451
Notes payable - related parties                       500                 500
Capital leases and other                                7                   9
                                                 --------            --------

  Total long-term debt                             52,242              55,419
Classified as current                             (17,741)            (19,791)
                                                 --------            --------
  Long-term debt                                 $ 34,501            $ 35,628
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



NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                              At March 31,     At December 31,
                                                     2005                2004
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $ 3,460             $ 3,760
Work-in-process                                    3,036               2,775
Finished goods                                     3,255               2,765
                                                 --------            --------
  Inventories                                    $ 9,751             $ 9,300
                                                 ========            ========

	Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. The above amounts are net of inventory reserves of $771 and $682 at March 31, 2005 and December 31, 2004, respectively.

NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the three month period ended March 31, 2005 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2005         $163  $27,866  $(51,710) $ (1,902)  $(25,583)
  Activity (unaudited):
Net loss                      -        -    (1,374)         -    (1,374)
                           ----  -------  --------  --------   --------
At March 31, 2005          $163  $27,866  $(53,084) $ (1,902)  $(26,957)
                           ====  =======  ========  ========   ========


     The computations of basic and diluted earnings (loss) per common share EPS (LPS) for the three month periods ended March 31, 2005 and 2004 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Three months ended March 31, 2005:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $ (1,374)   16,279  $ (0.08)
                                                                   =======
Dilutive effect of stock options and warrants                   -
                                               --------  --------
..Loss applicable to common stockholders,
  shares outstanding and diluted LPS           $ (1,374)   16,279  $ (0.08)
                                               ========  ========  =======

     Three months ended March 31, 2004:
Income applicable to common stockholders,
  Weighted average shares outstanding
  and basic EPS                                $  2,349   16,279  $   0.14

Dilutive effect of stock options and warrants              2,547     (0.02)
                                               --------  --------  -------
Income applicable to common stockholders,
  shares outstanding and diluted LPS           $  2,349   18,826  $   0.12
                                               ========  ========  =======

     At March 31, 2005 and 2004, the Company's stock options outstanding totaled 614,000. Such options included a dilutive component of 198,400 shares for the three month period ended March 31, 2004. At March 31, 2005 and 2004, outstanding warrants to purchase the Company's common totaled 3,929,286 and 2,896,238, respectively. Such warrants included a dilutive component of 2,348,313 shares for the three month period ended March 31, 2004. Because the Company had a loss from operations for the three month period ended March 31, 2005, inclusion of options and warrants has an anti-dilutive effect on LPS.

NOTE 6:  COMMITMENTS AND CONTINGENT LIABILITIES


     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. There has been no major changes in such lawsuits since the Company's Annual Report filing on Form 10-K.

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve for the three-month periods ended March 31, 2005 and 2004 follows (in 000's):

                                                         March 31,
     Description                                     2005        2004
     ------------------------------------------    --------    --------
       Beginning balance                           $    100    $    211
     Add: Provision for estimated future claims          39          36
     Deduct: Cost of claims                             (34)        (30)
                                                   --------    --------
       Ending balance                              $    105    $    217
                                                   ========    ========


NOTE 7:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at March 31, 2005:
------------------------                                         At 03/31
  Metals:                                                        --------
Pressure vessels                $  5,252   $    389   $    105   $ 14,271
Cylinders                          5,262        414         11      9,043
Grating                            1,851        212          -      3,761
                                --------   --------   --------   --------
  Subtotal Metals                 12,365      1,015        117     27,075

Plastics                           4,931        532         20      8,963
Corporate and other                    -       (639)         -     13,969
Discontinued operations                -          -          -      2,704
                                --------   --------   --------   --------
  Totals                        $ 17,296        908   $    137   $ 52,711
                                ========              ========   ========
Depreciation                                   (383)
Interest expense, net                        (2,119)
                                           --------
  Loss from continuing operations before
   income taxes and minority interests     $ (1,594)
                                           ========

                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended March 31, 2004
  and at December 31, 2004:
--------------------------------                                 At 12/31
  Metals:                                                        --------
Pressure vessels                $  4,500   $    869   $      8   $ 15,403
Cylinders                          4,875        299         50      8,452
Grating                            2,061        283          -      4,013
                                --------   --------   --------   --------
  Subtotal Metals                 11,436      1,451         58     27,868

Plastics                           4,384        494         37      8,000
Corporate and other                    -       (518)         -     14,601
Discontinued operations                -          -         27      6,127
                                --------   --------   --------   --------
  Totals                        $ 15,820      1,427   $    122   $ 56,596
                                ========              ========   ========
Gain on extinguishment of debt                3,070
Depreciation                                   (439)
Interest expense, net                        (1,779)
                                           --------
  Loss from continuing operations
    before income taxes                    $  2,294
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

(2) Corporate and other assets at March 31, 2005 and at December 31, 2004 includes $8.0 million of goodwill that relates to the Company's pressure vessels segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of the pressure vessels segment. At March 31, 2005 and December 31, 2004, goodwill of $1.5 million is recorded at each of pressure vessels and cylinders.

NOTE 8:   DISCONTINUED OPERATIONS

	At March 31, 2005, the assets and liabilities of discontinued operations are comprised of the remaining assets and liabilities of the Rostone business. Such assets and liabilities are as follows (in thousands):

     CURRENT ASSETS:
Cash and cash equivalents                            $     40
Receivables, net                                          (16)
Inventories, net                                          300
Other current assets                                       71
                                                     --------
Total current assets                                 $    395
                                                     ========
     CURRENT LIABILITIES:
Trade payables                                       $    760
Other current liabilities                                 361
                                                     --------
Total current liabilities                            $  1,121
                                                     ========
     OTHER ASSETS:
Property, plant and equipment, held for sale         $  2,309
                                                     --------
Total other assets                                   $  2,911
                                                     ========
     OTHER LIABILITIES:
Other liabilities                                    $    916
                                                     ========

	Results of discontinued operations for the first quarter of 2005 relate solely to Rostone while the results of discontinued operations for the first quarter of 2004 include both Rostone and the Company's springs segment. A summarization of such results is as follows (in thousands):



3-months ended March 31, 2005        3-months ended March 31, 2004
---------------------------------    ---------------------------------
Net sales                 $ 1,838    Net sales                $  3,027
Loss before taxes             (77)   Income before taxes           153

NOTE 9:  COMPONENTS OF BENEFIT COSTS

     The following tables present the components of net periodic benefit costs for Metals pension and Metals and Corporate Executive Payroll other postretirement plans for the three month periods ended March 31, 2005 and 2004 (000's)(unaudited):

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                        March 31,               March 31,
                                   ------------------      ------------------
                                    2005        2004        2005        2004
                                   ------      ------      ------      ------
Benefits earned during year        $   53      $   35      $   27      $   23
Interest cost                          57          52          28          29
  Amortization of:
Prior service cost                      4           5           -           -
Unrecognized net loss (gain)           16          11          18          18
Unrecognized net obligation             -           -          12          12
Expected return on plan assets        (55)        (45)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   75      $   58      $   85      $   82
                                   ======      ======      ======      ======


     The Company expects to contribute $383,602 to the Metals pension plan in May 2005.


     The following tables present the components of net periodic benefit costs for Plastics pension and other postretirement plans for the three month periods ended March 31, 2005 and 2004 (000's)(unaudited):

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                        March 31,               March 31,
                                   ------------------      ------------------
                                    2005        2004        2005        2004
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $   14
Interest cost                          56          55          12          35
  Amortization of:
Unrecognized net loss (gain)           15          15           -          13
Expected return on plan assets        (71)        (58)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $    -      $   12      $   12      $   62
                                   ======      ======      ======      ======


     The Company expects to contribute $363,000 to the Plastics pension plan in September 2005.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

     The following discussion and analysis is provided to assist readers in understanding financial performance during the periods presented and significant trends which may impact future performance. It should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q and in conjunction with our annual report on Form 10-K for the year ended December 31, 2004.

GENERAL

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders, grating and precision plastic components.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to
  Three Months Ended March 31, 2004

     Net sales, gross margins and EBITDA percentages for the three months ended 2005 and 2004 are as follows. The percentages of EBITDA to net sales excludes corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the three month periods ended March 31, 2005 and 2004 are 5.2% and 9.1%, respectively ($'s in 000's):

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2005       2004     2005    2004    2005    2004
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels $   5,252  $   4,500   12.9%   24.0%    7.4%   19.3%
Cylinders            5,262      4,875   15.8%   18.4%    7.9%    6.1%
Grating              1,851      2,061   25.3%   25.3%   11.5%   13.7%
Plastics             4,931      4,384   16.2%   16.7%   10.8%   11.3%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  17,296  $  15,820   16.0%   20.4%    8.9%   12.3%
                 =========  =========  ======  ======  ======  ======

     Net sales for the first quarter of 2005 were up 9.3% from the first quarter of 2004. Such increase reflects sales increases at all of the domestic operations which offset reduced sales of grating at our Chinese joint venture. The increased domestic sales primarily is the result of the 54% increase in the domestic backlog going into the 2005 year over the backlog that existed going into the 2004 year. Pressure vessels sales would have been even higher in the first quarter except for a plant accident in January 2005 that crippled that plant's heat treating operation. Such accident involved property damage which prevented that division from completing and shipping product for a period in excess of five weeks

     Gross margin as a percentage of sales in the first quarter of 2005 compared to the first quarter of 2004 was down to 16.0% from 20.4%. This reduction primarily reflects gross margin decreases in the pressure vessel and cylinders segments. Pressure vessel gross margin as a percentage of sales decreased from 24.0% in 2004 to 12.9% in 2005 due primarily to the effect of the plant accident noted above. Cylinder gross margin decreased as a percentage of sales from 18.4% in 2004 to 15.8% in 2005 due primarily to a more favorable product mix in 2004 and plant inefficiencies in 2005 combined with higher material costs that have yet to be passed on to customers. The

                                 - 16 -
plastics reduction in gross margin in 2005 from 2004 reflects start-up issues related to new molds and higher material costs that have yet to be passed on to customers.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales was lower in the first quarter of 2005 compared to 2004 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the three months ended March 31, 2005 and 2004 by segment and corporate and other is as follows (000's)(unaudited):


                               Operating    Deprec-
                                  Profit     iation     EBITDA
                               ---------  ---------    ---------
2005:
-----
Pressure vessels                $    254   $    135    $   389
Cylinders                            380         34        414
Grating                              209          3        212
Plastics                             332        200        532
Corporate and other                 (650)        11       (639)
                                --------   --------    --------
  Totals                        $    525   $    383    $   908
                                ========   ========    ========
2004:
-----
Pressure vessels                $    722   $    147    $   869
Cylinders                            250         49        299
Grating                              283          -        283
Plastics                             262        232        494
Corporate and other                 (514)        11       (503)
                                --------   --------    --------
  Totals                           1,003   $    439    $ 1,442
                                           ========    ========
Gain on debt extinguishment        3,070
                                --------
  Operating profit               $ 4,073
                                ========


Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first quarter of 2005 were $2.3 million, down $61,000 from the expenses for the first quarter of 2004. This decrease in expense is partially related to reductions in staff and partially related to other expense reductions. As a percentage of sales, SGA expenses decreased to 13.0% for the first quarter of 2005 compared to 14.7% for the first quarter of 2004 as, even with higher sales, the majority of the Company's domestic divisions recorded lower expenses in 2005 than in 2004. [The Company continues to look for ways to cut costs in all areas.]

Other Income

     Other income for the first quarter of 2005 was $9,000, compared to other income of $94,000 for the first quarter of 2004. There were no significant offsetting items of other income and expense in either period.



                                 - 17 -
Minority Interests

     Minority interests for the first quarter in 2005 and 2004 was $73,000 and $98,000, respectively. These amounts represent the income during the quarter allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. From a balance sheet perspective, minority interest was reduced by the minority ownership of the 2005 declared dividend.

Interest Expense

     Interest expense for the first quarter of 2005 was $2.1 million compared to $1.8 million for the first quarter of 2004. Of this increase, approximately 40% is due to the higher level of amortization of deferred financing costs and estimated warrant value, approximately 33% is due to the interest accrued on the Senior Note interest that the Company was not able to make in January of 2005, as discussed earlier under Note 2 to the financial statements "RECENT DEVELOPMENTS", and the remaining increase is due to an increase in interest rates in the 2005 period over the 2004 period.


Income Taxes

     There was no tax provision from continuing operations in the first quarter of 2005 or 2004. The Company has net operating loss carryforwards for Federal tax return reporting purposes totaling $64.1 million at December 31, 2004. The years in which such net operating losses expire are as follows (000's):
                        Year ending December 31:
                        ------------------------------
                        2007                  $  6,067
                        2008                       609
                        2009                     3,235
                        2010                     2,520
                        After 2010              51,666


     [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of March 31, 2005 [and to continue to do so during 2005 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]



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

Recent Events

Default and Waiver Under Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a revolving and term loan credit facility with Congress Financial Corporation (Congress). The Congress facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes,
                                  - 18 -
depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. In November 2004, Congress and the Company entered into an amendment of the revolving and term loan credit facility wherein Congress eliminated the fixed charge coverage ratio and reduced the monthly minimum EBITDA covenant going forward. Under the November 2004 amendment, the Company was required to maintain new minimum monthly amounts of EBITDA of $280,000 in November 2004, $290,000 in December 2004, $350,000 in January 2005, $280,000 in February 2005
and $300,000 per month thereafter. In January 2005, the Company failed to meet the minimum monthly amount, when it had an EBITDA loss for the month of $39,000. Congress has waived this EBITDA shortfall, and the Company is currently not in default under the Congress Loan Agreement


13% Senior Notes

	On February 3, 2005, the Company announced that it was unable to make a $2,928,000 interest payment by February 2, 2005 to the holders of the 13% Senior Notes. Holders of more than 80% of the principal amount of such Senior Notes agreed to enter into a Standstill Agreement with the Company, pursuant to which such holders agreed that they would not exercise and will cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to such notes, with respect to this payment default or with respect to a potential event of default if the Company fails to make the next scheduled interest payment due
April 1, 2005.   In the Standstill Agreement, such holders agreed to defer the
$2,928,000 of interest not paid, plus any interest that is not paid on the next regularly scheduled due date of April 1, 2005, to December 2006. On
April 1, 2005 the Company was unable to make this scheduled interest payment.


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

	During the first quarter of 2005, the Company did sell all of the assets and liabilities of its leaf spring manufacturing segment, located in Miami, OK, to an unrelated entity for $792,000. Of this amount, $250,000 was used to pay down the private capital fund note payable secured by the real property, $41,000 was used to pay down the Congress term loan secured by the machinery and equipment and the remaining amount was used to reduce the borrowings under the revolving credit facility. The Company recorded a loss of $318,000 on such sale which was provided for in the Company's 2004 year.

	Additionally, during the first quarter of 2005, the Company sold certain of the receivables, inventory and intangibles of its thermoset plastics operation located in Lafayette, IN, along with certain of its machinery and equipment. The sale of such assets was accomplished in two separate transactions, with the sale of certain of the Company's compounding operation assets being sold to one unrelated entity and the sale of certain of the Company's molding operation assets being made to a different unrelated entity. At the time of such sale, the Company entered into tolling or manufacturing agreements with such buyers under which the Company agreed to operate the compounding and molding operations at its Lafayette, IN facility for a limited time until the buyers could move such operations to different geographical locations. The buyers agreed to reimburse the Company for all expenses in connection with these activities. [It is expected that at least some operation will continue at the Lafayette plant until late in the second quarter of 2005.] The sale of the selected assets noted above was for
                                   - 19 -

approximately $2.9 million. Of this amount, $712,000 was used to pay down the Congress term loan secured by the machinery and equipment and the remaining amount was used to reduce the borrowings under the revolving credit facility. The Company recorded a gain of approximately $370,000 on such sales. [The Company plans to sell the remaining assets of this thermoset business during the 2005 year.]


SUMMARY OF 2005 ACTIVITIES

     Cash and cash equivalents totaled $1.0 million at March 31, 2005, compared to $1.1 million at December 31, 2004, a decrease of $0.1 million. This resulted from approximately $0.4 million of cash being used in operating activities and $3.2 million of cash being used in financing activities to pay down debt being almost offset by $3.5 million of net cash provided by investing activities as the result of sales of assets. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers to be applied to our Congress revolving credit facility in the following one to two business days.

Operating Activities

     Operating activities used $0.4 million in cash in the first three months of 2005 as increases of $0.8 million in receivables and inventories were only partially funded by an increase in trade payables and other liabilities.

Investing Activities

     Investing activities generated $3.5 million as the sales of the springs segment and Rostone, as described above, were offset by capital expenditures of $0.1 million.

Financing Activities

     The Company made scheduled repayments of the Congress term loan totaling $159,000. Additionally, in connection with the sale of the springs segment and the Rostone business, as described above, the Company paid an additional $1.0 million on its existing non-revolving credit debt. Revolving credit facility borrowings decreased $2.1 million during the first quarter of 2005, primarily the result of the asset sales described above.


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

Reunion's bank financing is subject to financial covenants

     We are currently not in default on our bank financing and senior notes. However, our bank financing is subject to monthly financial and other covenants, and we have failed to meet such covenants on several occasions, for which we were able to obtain default waivers. If our operations do not improve during 2005, we may fail to meet one or more financial or other covenants. If this would happen, we would be in default on our bank obligations and, subject to the terms of the loan and security agreement, all of our bank loans would be due and payable. Although it may be possible to negotiate additional waivers of defaults, no assurances can be given that we would be able to do so.
                                 - 20 -

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

Reunion is a going concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2005, the Company has a deficiency in working capital of $15.1 million, a loss from continuing operations for the three months then ended of $1.7 million and a deficiency in assets of $27.0 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

       We successfully refinanced our bank debt in December 2003 and have extinguished a significant portion of our obligations under various debt instruments over the past year. These steps have improved liquidity and deferred the principal maturities on a significant portion of our debt. However, on February 3, 2005, we announced that we were unable to make a $2,928,000 interest payment by February 2, 2005 to the holders of the Senior Notes. Holders of more than 80% of the principal amount of the Senior Notes agreed to enter into a Standstill Agreement with the Company. Pursuant to such Standstill Agreement, holders agreed that they would not exercise and will cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to the Senior Notes, with respect to this payment default or with respect to a potential Event of Default if the Company fails to make the next
scheduled interest payment due April 1, 2005.   In the Standstill Agreement,
such holders agreed to defer payment of the interest not paid by February 2, 2005, and any interest that is due April 1, 2005 and not paid, to December 2006. Although it may be possible to negotiate additional waivers of defaults, no assurances can be given that we would be able to do so.

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

Item 4. Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, Reunion?s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Reunion?s disclosure controls and procedures as defined in Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Reunion?s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Reunion?s management, including its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Reunion?s internal control over financial reporting to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, Reunion?s internal control over financial reporting. Based on that evaluation, corrective action has been initiated in the Plastics operations to address the deterioration of controls noted in the Company's latest annual report filing on Form 10-K. No other deterioration or changes were noted.

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

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K
               -------------------
			Company filed a Current Report on Form 8-K dated and filed on
February 3, 2005 to announce that, following the failure of the
Company by February 2, 2005 to make a $2,928,000 interest
payment to the holders of its 13% Senior Notes, holders of more than 80% of the principal of such notes had entered into a
Standstill Agreement with the Company.  Pursuant to such
Standstill Agreement, holders agreed that they would not
exercise and will cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to the Senior Notes, with respect to this payment default or with respect to a
potential Event of Default if the Company fails to make the next scheduled interest payment due April 1, 2005.  In the Standstill
Agreement, such holders agreed to defer payment of the interest not paid by February 2, 2005, and any interest that is due April
1, 2005 and not paid, to December 2006.


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

Date:  May 16, 2005                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

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

Date:  May 16, 2005

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

Date:  May 16, 2005

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended March 31, 2005, I, Charles E. Bradley, Sr., Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-Q for the quarter ended March 31, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   March 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: May 16, 2005

/s/ Charles E. Bradley, Sr.
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended March 31, 2005, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:


1. this Form 10-Q for the quarter ended March 31, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   March 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: May 16, 2005

/s/ John M. Froehlich
---------------------------
Chief Financial Officer