Form 10-Q
period 2005-06-30
REUNION INDUSTRIES INC
filed 2005-08-15
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

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

At August 1, 2005, 16,656,519 shares of common stock, par value $.01 per share, were outstanding.

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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
            June 30, 2005 (unaudited) and December 31, 2004               4

          Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the three and six
            Months ended June 30, 2005 and 2004 (unaudited)               5

          Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2005 and
		2004 (unaudited)                                              6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       19

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   30

          Item 4.  Controls and Procedures                               30


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     30

	    Item 2.  Unregistered Sales of Equity Securities and
                     Use of Proceeds						 30

	    Item 4.  Submission of Matters to a Vote of Security
                     Holders								 31

          Item 6.  Exhibits and Reports on Form 8-K                      31


SIGNATURES                                                               32

CERTIFICATIONS                                                           33

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AT JUNE 30, 2005 AND DECEMBER 31, 2004
                                (in thousands)

                                               At June 30,     At December 31,
                                                     2005                2004
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,109            $  1,146
Receivables (net of allowance of
  $223 and $202, respectively)                     14,497              12,768
Advances to employees                                  11                  26
Inventories, net                                    8,894               9,300
Other current assets                                1,528               1,832
Current assets of discontinued operations             323               3,216
                                                 --------            --------
     Total current assets                          26,362              28,288

Property, plant and equipment, net                  7,516               9,374
Property, plant and equipment, held for sale        3,453               2,911
Due from related parties                              904                 919
Goodwill, net                                      10,994              10,994
Other assets, net                                   3,681               4,110
                                                 --------            --------
Total assets                                     $ 52,910            $ 56,596
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current maturities of debt                       $    642            $    645
Revolving credit facilities                        13,775              14,485
Trade payables                                      8,106               9,300
Accrued interest                                    7,850               5,663
Due to related parties                                 21                 285
Other current liabilities                           4,454               5,680
Notes payable                                       4,161               4,161
Notes payable - related parties                       500                 500
Current liabilities of discontinued operations        727                 827
                                                 --------            --------
     Total current liabilities                     40,236              41,546

Long-term debt                                     34,314              35,628
Other liabilities                                   3,509               3,759
Non-current liabilities of discontinued
    Operations                                        916                 916
                                                 --------            --------
     Total liabilities                             78,975              81,849

Minority interests                                    262                 330

Commitments and contingent liabilities                  -                   -

Stockholders' deficit                             (26,327)            (25,583)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 52,910            $ 56,596
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
           (in thousands, except per share information)(unaudited)

                                    Three Months Ended      Six Months Ended
                                     June 30,   June 30,   June 30,   June 30,
                                        2005       2004       2005       2004
                                    --------   --------   --------   --------
Sales                               $ 19,460   $ 17,538   $ 36,756   $ 33,358
Cost of sales                         14,612     14,136     29,134     26,728
                                    --------   --------   --------   --------
  Gross profit                         4,848      3,402      7,622      6,630
Selling, general & administrative      2,373      2,210      4,631      4,529
Gain on debt extinguishments                       (470)         -     (3,540)
Other (income), net                       (4)      (204)       (13)      (283)
                                     -------   --------    -------   --------
  Operating profit                     2,479      1,866      3,004      5,924
Interest expense, net                  2,145      1,975      4,264      3,754
                                     -------   --------    -------   --------
Income (loss) from continuing
  operations before income taxes
  and minority interests                 334       (109)    (1,260)     2,170

Provision for income taxes                11          -         11          -
                                     -------   --------    -------   --------
Income (loss) from continuing
  operations before minority
  interests                              323       (109)    (1,271)     2,170

Minority interests                        71        113        144        211
                                     -------    -------    -------   --------
Income (loss) from continuing
  operations                             252       (222)    (1,415)     1,959
Gain on disposal of discontinued
  operations, net of tax of $-0-           -          -        370          -
Income (loss) from discontinued
  operations, net of tax of $-0-           -       (180)       (77)       (12)
                                     -------    -------    -------   --------

Net and comprehensive income (loss)  $   252    $  (402)  $ (1,122)  $  1,947
                                     =======    =======    =======    =======
Earnings (loss) applicable to
  common stockholders                $   252    $  (402)  $ (1,122)  $  1,947
                                     =======    =======    =======    =======
  Basic earnings (loss) per share:
Continuing operations                $  0.02    $ (0.01)  $  (0.09)  $   0.12
Discontinued operations                    -      (0.01)      0.02       0.00
                                     -------    -------    -------    -------
Income (loss) per share - basic      $  0.02    $ (0.02)  $  (0.07)  $   0.12
                                     =======    =======    =======    =======
Weighted average shares
  outstanding - basic                 16,317     16,279     16,298     16,279
                                     =======    =======    =======    =======
  Diluted income (loss) per share:
Continuing operations                $  0.01  $   (0.01)  $  (0.09)  $   0.10
Discontinued operations                    -      (0.01)      0.02       0.00
                                      ------    -------    -------    -------
Income (loss) per share - diluted    $  0.01  $   (0.02)  $  (0.07)  $   0.10
                                     =======    =======    =======    =======
Weighted average shares
  outstanding - diluted               19,673     16,279     16,298     18,829
                                     =======    =======    =======    =======
    See accompanying notes to condensed consolidated financial statements.
                                     - 5 -

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                (in thousands)
                                 (unaudited)


							                 Six Months Ended
                                                               June 30,
                                                           2005        2004
                                                         --------    --------
Cash used in operating activities                        $ (1,423)   $ (1,935)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (216)       (588)
Proceeds from asset sales                                   3,680           -
                                                         --------    --------
Cash (used in) provided by investing activities             3,464        (588)
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                      (752)      1,024
Issuance of debt                                                -       3,000
Repayments of debt                                         (1,387)       (345)
Payments of deferred financing costs                            -        (310)
                                                         --------    --------
Cash provided by financing activities                      (2,139)      3,369
                                                         --------    --------

Net increase in cash and cash equivalents                     (98)        846
Less: Change in cash of discontinued operations                61         (49)
Cash and cash equivalents, beginning of period              1,146         656
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,109    $  1,453
                                                         ========    ========

Interest paid                                            $  1,401    $  1,052
                                                         ========    ========

     Non-cash financing activity:
Debt extinguishments                                     $      -    $  3,540
                                                         ========    ========
Conversion of guarantee and interest fees to
common stock                                             $    378    $      -
                                                         ========    ========


    See accompanying notes to condensed consolidated financial statements.

                                    - 6 -





                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 2005


NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2004.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2005, the Company had a deficiency in working capital of $13.9 million, a loss from continuing operations for the six months then ended of $1.4 million and a deficiency in assets of $26.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Over the past several years, the Company has taken steps to improve its liquidity and defer the principal maturities of a significant portion of its debt. The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although the Company believes that it can accomplish these plans, no assurances exist that it will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations. (See Note 2: RECENT DEVELOPMENTS - Sale of Assets and NapTech Settlement.)

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

Stock Based Compensation

	In June, 2005, ten year options to purchase 500,000 shares of the Company's common stock and five year options to purchase 300,000 shares of the Company's common stock, all pursuant to the Company's 2004 Stock Option Plan, were awarded to various officers, employees and directors. One third of such options vest immediately and the remaining options vest equally over a two year period. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and awards. Accordingly, no compensation costs for stock options is included in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants. If the Company had applied the fair value recognition provisions of SFAS No. 123R for the three and six month periods ended June 30, 2005, using the Black-Scholes option pricing model assuming a risk free discount rate of 6%, no dividend yield, expected volatility of 99% and an expected option life of 3 years, pro forma earnings and per share amounts would have been as follows (in thousands, except for per share amounts) (unaudited):

						      3-Mos. Ended          6-Mos. Ended
                                        ---------------        --------------
					          2005       2004        2005      2004
				               -----      -----       -----     -----

Net income (loss) as reported         $  252    $  (402)   $ (1,122)  $ 1,947
Deduct: Total stock-based employee
        compensation determined under
        fair value method for stock
        options, net of tax              (30)         -         (30)        -
                                      ------    -------    --------   -------
Pro forma income (loss) applicable
     to common stockholders           $  222    $  (402)   $ (1,152)  $ 1,947
                                      ======    =======    ========   =======
Basic income (loss) per
     share, as reported               $ 0.02    $ (0.02)   $  (0.07)  $  0.12
                                      ======    =======    ========   =======
Basic income (loss) per
     share, pro forma                 $ 0.01    $ (0.02)   $  (0.07)  $  0.12
                                      ======    =======    ========   =======
Diluted income (loss) per
     share, as reported               $ 0.01    $ (0.02)   $  (0.07)  $  0.10
                                      ======    =======    ========   =======
Diluted income (loss) per
     share, pro forma                 $ 0.01    $ (0.02)   $  (0.07)  $  0.10
                                      ======    =======    ========   =======



NOTE 2:  RECENT DEVELOPMENTS

NapTech Settlement

     On April 26, 2005 a judgment was entered in Louisiana in favor of Shaw Naptech, Inc. ("Naptech") against various parties, including the Company. On July 8, 2005, the Company entered into a Settlement Agreement with Naptech pursuant to which the Company paid NapTech $1.65 million in settlement of the Company's indebtedness to NapTech of approximately $5.1 million under a promissory note and the related judgment. As a result of the NapTech settlement, Reunion will recognize a gain on debt extinguishment of approximately $3.4 million in the third quarter of 2005.

	In connection with the NapTech settlement, Wachovia Bank, National Association ("Wachovia") made a $3.1 million supplemental loan to Reunion under its existing $25 million loan facility, thereby increasing the total amount of the supplemental loan portion of the facility to $6.1 million. Reunion used $1.65 million of this additional supplemental loan to make the Reunion Settlement Payment to NapTech and will use the balance of the loan proceeds for inventory purchases and to support letters of credit that may be issued for it under the Wachovia facility. Wachovia required, as a condition to making the additional supplemental loan, that LC Capital Master Fund, Ltd. ("LCC") purchase an additional $3.1 million junior participation interest in the Wachovia loan facility, and LCC did so, thereby increasing its junior participation interest in the facility to $6.1 million. LCC in turn simultaneously sold a 50% interest in its junior participation interest to WebFinancial Corporation ("Web").

	To induce LCC to purchase the additional junior participation interest in the Wachovia loan facility and to induce Web to purchase a 50% interest in such junior participation interest, Reunion issued two warrants, one to LCC and one to Web, to purchase, in each case, 387,500 shares of the Company's common stock at a price of $0.01 per share. These warrants are exercisable at anytime until July 12, 2010. The value of these warrants is estimated to be $85,000 using the Black-Scholes pricing model.

	Reunion's indebtedness under the Wachovia loan facility, including the supplemental loans, is secured by liens on substantially all of Reunion's assets.

13% Senior Notes

	On February 3, 2005, the Company announced that it was unable to make a $2,928,000 interest payment by February 2, 2005 to the holders of the 13% Senior Notes. Holders of more than 80% of the principal amount of such Senior Notes entered into a Standstill Agreement with the Company, pursuant to which such holders agreed that they would not exercise and will cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to such notes, with respect to this payment default or with respect to a potential event of default if the Company fails to make the next scheduled interest payment due
April 1, 2005.   In the Standstill Agreement, such holders agreed to defer the
$2,928,000 of interest not paid, plus any interest that is not paid on the next regularly scheduled due date of April 1, 2005, to December 2006. On
April 1, 2005 the Company was unable to make this scheduled interest payment.

     On August 1, 2005 the Company was unable to make the scheduled July 1, 2005 interest payment of $0.7 million to the holders of the Senior Notes and thus an event of default has occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (the "acceleration"). However, under a previous Intercreditor and Subordination Agreement, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding the acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration.

Defaults and Waivers Under Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a revolving and term loan credit facility with Wachovia (formerly, Congress Financial Corporation). The Wachovia facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. In November 2004, Wachovia and the Company entered into an amendment of the revolving and term loan credit facility wherein Wachovia eliminated the fixed charge coverage ratio and reduced the monthly minimum EBITDA covenant going forward. Under the November 2004 amendment, the Company was required to maintain new minimum monthly amounts of EBITDA of $280,000 in November 2004, $290,000 in December 2004, $350,000 in January 2005, $280,000
in February 2005 and $300,000 per month thereafter. In January 2005, the Company failed to meet the minimum monthly amount, when it had an EBITDA loss for the month of $39,000. Wachovia has waived this EBITDA shortfall.

	As described above under "Naptech Settlement", in April 2005, Naptech secured a judgment against the Company. The judgment obtained by Naptech constituted a cross default under the Wachovia Loan Agreement. Such default was waived by Wachovia.

	As described above under "13% Senior Notes", the Company failed to make the required July 1, 2005 interest payment to the Senior Note holders. This failure constituted a cross default under the Wachovia Loan Agreement. Such default has been waived by Wachovia and the Company is currently not in default under the Wachovia Loan Agreement

Sale of Assets

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

	During the first quarter of 2005, the Company did sell all of the assets and liabilities of its leaf spring manufacturing segment, located in Miami, OK, to an unrelated entity for $792,000. Of this amount, $250,000 was used to pay down the private capital fund note payable secured by the real property, $41,000 was used to pay down the Wachovia term loan secured by the machinery and equipment and the remaining amount was used to reduce the borrowings under the revolving credit facility. The Company recorded a loss of $318,000 on such sale which was provided for in the Company's 2004 year.

	Additionally, during the first quarter of 2005, the Company sold certain of the receivables, inventory and intangibles of its thermoset plastics operation ("Rostone") located in Lafayette, IN, along with certain of its machinery and equipment. The sale of such assets was accomplished in two separate transactions, with the sale of certain of the Company's compounding operation assets being sold to one unrelated entity and the sale of certain of the Company's molding operation assets being made to a different unrelated entity. At the time of such sale, the Company entered into tolling or manufacturing agreements with such buyers under which the Company agreed to operate the compounding and molding operations at its Lafayette, IN facility for a limited time until the buyers could move such operations to different geographical locations. The buyers agreed to reimburse the Company for all expenses in connection with these activities. The sale of the selected assets noted above was for approximately $2.9 million. Of this amount, $712,000 was used to pay down the Wachovia term loan secured by the machinery and equipment and the remaining amount was used to reduce the borrowings under the revolving credit facility. The Company recorded a gain of approximately $370,000 on such sales. The Company plans to sell the remaining assets of the Rostone business during 2005.

Insurance Receipt

     During the second quarter of 2005, the Company received a business interruption insurance advance payment of approximately $600,000 related to a plant accident at the pressure vessel segment plant in the first quarter of 2005 which was classified to cost of sales. [An additional final settlement is expected.]

NOTE 3:  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                               At June 30,        December 31,
                                                     2005                2004
                                          ---------------      --------------
                                              (unaudited)
Wachovia revolving credit facility               $ 10,898            $ 11,650
Junior participation to revolving credit
  Facility (net of warrant value of $123
  and $165, respectively)                           2,877               2,835
Wachovia term loan                                  1,405               2,539
Note payable due December 1, 2006                   3,950               4,200
Note payable due December 5, 2006 (net of
  warrant value of $56 and $71, respectively)       3,445               3,429
13% senior notes (net of warrant value
  of $153 and $207, respectively)                  21,860              21,806
Notes payable                                       8,451               8,451
Notes payable - related parties                       500                 500
Capital leases and other                                6                   9
                                                 --------            --------

  Total long-term debt                             53,392              55,419
Classified as current                             (19,078)            (19,791)
                                                 --------            --------
  Long-term debt                                 $ 34,314            $ 35,628
                                                 ========            ========

	Pursuant to EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement are Deemed to be Current", the Company has classified its Wachovia revolving credit obligations, including the junior participation, within current liabilities as the Wachovia agreement contains language that implies that Wachovia has a subjective acceleration clause that it could invoke at any time to accelerate the debt and includes a required lock-box arrangement.


NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                               At June 30,     At December 31,
                                                     2005                2004
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $ 3,088             $ 3,760
Work-in-process                                    2,676               2,775
Finished goods                                     3,130               2,765
                                                 --------            --------
  Inventories                                    $ 8,894             $ 9,300
                                                 ========            ========

	Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. The above amounts are net of inventory reserves of $889 and $682 at June 30, 2005 and December 31, 2004, respectively.


NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the six month period ended June 30, 2005 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2005         $163  $27,866  $(51,710) $ (1,902)  $(25,583)
  Activity (unaudited):
Stock issuance                4      374         -         -        378
Net loss                      -        -    (1,122)        -     (1,122)
                           ----  -------  --------  --------   --------
At March 31, 2005          $167  $28,240  $(52,832) $ (1,902)  $(26,327)
                           ====  =======  ========  ========   ========

	At the June 21, 2005 Board of Directors meeting, approval was granted for the Company to enter into settlement agreements with two officers of the Company. Under such settlement agreements, the officers agreed to forgive $309,960 of guarantee fees and interest owed to them and to convert an additional $68,040 of such fees and interest into 378,000 shares of common stock of the Company. Such conversion added $378,000 to the Company's equity.

     The computations of basic and diluted earnings (loss) per common share EPS (LPS) for the three and six month periods ended June 30, 2005 and 2004 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Three months ended June 30, 2005:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $    252    16,317  $  0.02
                                                                   =======
Dilutive effect of stock options and warrants               3,356
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted LPS           $    252    19,673  $  0.01
                                               ========  ========  =======

     Three months ended June 30, 2004:
Loss applicable to common stockholders,
  Weighted average shares outstanding
  and basic EPS                                $   (402)   16,279  $ (0.02)
                                                                   =======
Dilutive effect of stock options and warrants                   -
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted LPS           $   (402)   16,279  $ (0.02)
                                               ========  ========  =======

     Six months ended June 30, 2005:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $ (1,122)   16,298  $ (0.07)
                                                                   =======
Dilutive effect of stock options and warrants                   -
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted LPS           $ (1,122)   16,298  $ (0.07)
                                               ========  ========  =======

     Six months ended June 30, 2004:
Income applicable to common stockholders,
  Weighted average shares outstanding
  and basic EPS                                $  1,947    16,279  $  0.12
                                                                   =======
Dilutive effect of stock options and warrants               2,550
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted LPS           $  1,947   18,829  $   0.10
                                               ========  ========  =======

     At June 30, 2005 and 2004, the Company's stock options outstanding totaled 1,414,000 and 614,000, respectively. Such options included a dilutive component of 12,308 and 11,194 shares for the three and six month periods ended June 30, 2005, respectively, and a dilutive component of 183,577 and 191,133 shares for the three and six month periods ended June 30, 2004,
respectively.   At June 30, 2005 and 2004, outstanding warrants to purchase the Company's common totaled 4,073,249 and 3,929,286, respectively. Such warrants included a dilutive component of 3,344,217 and 3,369,781 shares for the three and six month periods ended June 30, 2005, respectively, and a dilutive component of 2,378,798 and 2,379,787 shares for the three and six month periods ended June 30, 2004, respectively. Because the Company had a loss from operations for the six month period ended June 30, 2005 and for the three month period ended March 31, 2004, inclusion of options and warrants has an anti-dilutive effect on LPS.

NOTE 6:  COMMITMENTS AND CONTINGENT LIABILITIES


     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. Other than the Naptech Settlement as described in Note 2: Recent Developments, there have been no major changes in such lawsuits from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve for the six month periods ended June 30, 2005 and 2004 follows (in 000's):

                                                          June 30,
     Description                                     2005        2004
     ------------------------------------------    --------    --------
       Beginning balance                           $    100    $    211
     Add: Provision for estimated future claims          76          72
     Deduct: Cost of claims                             (59)        (49)
                                                   --------    --------
       Ending balance                              $    117    $    234
                                                   ========    ========

NOTE 7:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at June 30, 2005:
------------------------                                         At 06/30
  Metals:                                                        --------
Pressure vessels                $  6,803   $  1,991   $     22   $ 15,198
Cylinders                          5,397        547         12      7,945
Grating                            1,963        270         10      3,699
                                --------   --------   --------   --------
  Subtotal Metals                 14,163      2,808         44     26,842

Plastics                           5,297        682         35      8,365
Corporate and other                    -       (573)         -     13,927
Discontinued operations                -          -          -      3,776
                                --------   --------   --------   --------
  Totals                        $ 19,460      2,917   $     79   $ 52,910
                                ========              ========   ========
Depreciation                                   (438)
Interest expense, net                        (2,145)
                                           --------
  Income from continuing operations before
   income taxes and minority interests     $    334
                                           ========


Three months ended June 30, 2004
  and at December 31, 2004:
--------------------------------                                  At 12/31
  Metals:                                                        --------
Pressure vessels                $  5,872   $  1,015   $    200   $ 13,505
Cylinders                          4,402        188        119      8,472
Grating                            2,582        325          -        645
                                --------   --------   --------   --------
  Subtotal Metals                 12,856      1,528        319     23,772

Plastics                           4,682        641        119      8,935
Corporate and other                    -       (333)         -     15,440
Discontinued operations                -          -         17      6,105
                                --------   --------   --------   --------
  Totals                        $ 17,538      1,836   $    455   $ 54,252
                                ========              ========   ========
Gain on extinguishment of debt                  470
Depreciation                                   (440)
Interest expense, net                        (1,975)
                                           --------
  Loss from continuing operations
    before income taxes                    $   (109)
                                           ========

                                                      Capital
                               Net Sales  EBITDA(1)   Spending
                               ---------  ---------  ---------
Six months ended June 30, 2005:
------------------------------
  Metals:
Pressure vessels                $ 12,055   $  2,380   $    127
Cylinders                         10,659        961         23
Grating                            3,814        482         11
                                --------   --------   --------
  Subtotal Metals                 26,528      3,823        161

Plastics                          10,228      1,214         55
Corporate and other                    -     (1,212)         -
Discontinued operations                -          -          -
                                --------   --------   --------
  Totals                        $ 36,756      3,825   $    216
                                ========              ========
Depreciation                                   (821)
Interest expense, net                        (4,264)
                                           --------
  Loss from continuing operations before
   income taxes and minority interests     $ (1,260)
                                           ========

Six months ended June 30, 2004:
-------------------------------
  Metals:
Pressure vessels                $ 10,372   $  1,884   $    208
Cylinders                          9,277        487        169
Grating                            4,643        608          -
                                --------   --------   --------
  Subtotal Metals                 24,292      2,979        377

Plastics                           9,066      1,135        156
Corporate and other                    -       (851)        11
Discontinued operations                -          -         44
                                --------   --------   --------
  Totals                        $ 33,358      3,263   $    588
                                ========              ========

Gain on extinguishment of debt                3,540
Depreciation                                   (879)
Interest expense, net                        (3,754)
                                           --------
  Loss from continuing operations
    before income taxes                    $  2,170
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

(2) Corporate and other assets at June 30, 2005 and at December 31, 2004 includes $8.0 million of goodwill that relates to the Company's pressure vessels segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of the pressure vessels segment. At June 30, 2005 and December 31, 2004, goodwill of $1.5 million is recorded at each of pressure vessels and cylinders.

                                   - 16 -
NOTE 8:   DISCONTINUED OPERATIONS

	At June 30, 2005, the assets and liabilities of discontinued operations are comprised of the remaining assets and liabilities of the Rostone business and the Company's land and buildings in Milwaukee, WI that are held for sale. Such assets and liabilities are as follows (in thousands):

     CURRENT ASSETS:
Cash and cash equivalents                            $     10
Inventories, net                                          249
Other current assets                                       64
                                                     --------
     Total current assets                            $    323
                                                     ========
     CURRENT LIABILITIES:
Trade payables                                       $    602
Other current liabilities                                 125
                                                     --------
     Total current liabilities                       $    727
                                                     ========
     OTHER ASSETS:
Property, plant and equipment, held for sale         $  3,453
                                                     ========
     OTHER LIABILITIES:
Other liabilities                                    $    916
                                                     ========

	Results of discontinued operations for the quarter and six months ended June 30, 2005 relate primarily to Rostone while the results of discontinued operations for the quarter and six months ended June 30, 2004 include both Rostone and the Company's springs segment. A summarization of such results is as follows (in thousands):



3-months ended June 30, 2005         3-months ended June 30, 2004
---------------------------------    ---------------------------------
Net sales                 $ 1,071    Net sales                $  3,098
Loss before taxes               -    Loss before taxes            (180)



6-months ended June 30, 2005         6-months ended June 30, 2004
---------------------------------    ---------------------------------
Net sales                 $ 2,909    Net sales                $  6,125
Loss before taxes             (77)   Loss before taxes             (12)

NOTE 9:  COMPONENTS OF BENEFIT COSTS

     The following tables present the components of net periodic benefit costs for Metals pension and Metals and Corporate Executive Payroll other postretirement plans for the three and six month periods ended June 30, 2005 and 2004 (000's)(unaudited):

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    2005        2004        2005        2004
                                   ------      ------      ------      ------
Benefits earned during year        $   53      $   35      $   27      $    6
Interest cost                          57          52          28           9
  Amortization of:
Prior service cost                      4           5           -           -
Unrecognized net loss (gain)           16          11          18           2
Unrecognized net obligation             -           -          12           4
Expected return on plan assets        (55)        (45)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   75      $   58      $   85      $   21
                                   ======      ======      ======      ======


                                        Pension              Postretirement
                                   ------------------      ------------------
                                     6-months ended          6-months ended
                                   ------------------      ------------------
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    2005        2004        2005        2004
                                   ------      ------      ------      ------
Benefits earned during year        $  106      $   70      $   54      $   12
Interest cost                         114         105          56          18
  Amortization of:
Prior service cost                      8          10           -           -
Unrecognized net loss (gain)           32          22          36           4
Unrecognized net obligation             -           -          24           8
Expected return on plan assets       (110)        (90)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $  150      $  117      $  170      $   42
                                   ======      ======      ======      ======


     In May 2005, the Company made a required payment of $383,602 to the Metals pension plan.


     The following tables present the components of net periodic benefit costs for Plastics pension and other postretirement plans for the three and six month periods ended June 30, 2005 and 2004 (000's)(unaudited):

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    2005        2004        2005        2004
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $   15
Interest cost                          56          56          12          31
  Amortization of:
Unrecognized net loss (gain)           15          17           -           4
Expected return on plan assets        (71)        (43)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $    -      $   30      $   12      $   50
                                   ======      ======      ======      ======


                                        Pension              Postretirement
                                   ------------------      ------------------
                                     6-months ended          6-months ended
                                   ------------------      ------------------
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    2005        2004        2005        2004
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $   30
Interest cost                         112         112          24          62
  Amortization of:
Unrecognized net loss (gain)           30          34           -           8
Expected return on plan assets       (142)        (86)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $    -      $   60      $   24      $  100
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to
  Three Months Ended June 30, 2004

     Net sales, gross margins and EBITDA percentages for the three months ended 2005 and 2004 are as follows. The percentages of EBITDA to net sales exclude corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the three month periods ended June 30, 2005 and 2004 are 15.0% and 10.5%, respectively ($'s in 000's):

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2005       2004     2005    2004    2005    2004
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels $   6,803  $   5,872   35.6%   20.5%   29.3%   17.3%
Cylinders            5,397      4,402   19.0%   16.7%   10.1%    4.3%
Grating              1,963      2,582   22.9%   26.3%   13.8%   12.6%
Plastics             5,297      4,682   18.0%   18.6%   12.9%   13.7%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  19,460  $  17,538   24.9%   19.4%   17.9%   12.4%
                 =========  =========  ======  ======  ======  ======

     Net sales for the second quarter of 2005 were up 11.0% from the second quarter of 2004. Such increase reflects sales increases at all of the domestic operations which offset reduced sales of grating at our Chinese joint venture. The increase in domestic sales is primarily the result of improving orders in 2005 over 2004 at all divisions which produced a 50% increase in the April 1, 2005 combined backlogs over April 1, 2004. The increased April 1, 2005 backlog in the pressure vessel segment not only reflects improving orders, but also a residual effect from the January 2005 accident discussed in the first quarter filing that negatively impacted operations in that first quarter. The decrease in grating sales reflects the impact of additional competition from local Chinese businesses, [which situation is expected to continue throughout the year.]

     Gross margin as a percentage of sales in the second quarter of 2005 compared to the same quarter in 2004 increased to 24.9% from 19.4%. This increase reflects gross margin increases in the pressure vessel and cylinders segments which offset decreases in the grating and plastics segments. Pressure vessel gross margin as a percentage of sales increased to 35.6% in 2005 from 20.5% in 2004 due primarily to two factors. One was the receipt in the second quarter of a business interruption insurance advance payment of approximately $600,000 related to the plant accident noted in the Company's first quarter filing. The second factor is the 16% increase in pressure vessel sales in 2005 over 2004 which generated improved efficiencies of operation. The increase in cylinder gross profit margin reflects the benefits in operations as a result of a 22% increase in cylinder sales in 2005 over 2004. The decrease in gross margin in the grating segment reflects the negative impact from reduced sales as noted above. The decrease in the gross margin in the plastics segment is primarily due to a more favorable product mix in 2004, higher plant inefficiencies in 2005 related to new molds and higher material costs that have yet to be passed on to customers.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales was higher in the second quarter of 2005 compared to 2004 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the three months ended June 30, 2005 and 2004 by segment and corporate and other is as follows (000's)(unaudited):

                               Operating    Deprec-
                                  Profit     iation     EBITDA
                               ---------  ---------    ---------
2005:
-----
Pressure vessels                $  1,854   $    137    $  1,991
Cylinders                            511         36         547
Grating                              218         52         270
Plastics                             479        203         682
Corporate and other                 (583)        10        (573)
                                --------   --------    --------
  Totals                        $  2,479   $    438    $  2,917
                                ========   ========    ========
2004:
-----
Pressure vessels                $    868   $    147    $  1,015
Cylinders                            138         50         188
Grating                              325          -         325
Plastics                             408        233         641
Corporate and other                 (343)        10        (333)
                                --------   --------    --------
  Totals                           1,396   $    440    $  1,836
                                           ========    ========
Gain on debt extinguishment          470
                                --------
  Operating profit               $ 1,866
                                ========


Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the second quarter of 2005 were $2.4 million, an increase of $163,000 from the expenses for the second quarter of 2004. This increase reflects the net of $262,000 in additional divisional expense offset partially by a reduction of $99,000 in corporate expense. Of the divisional increase, $190,000 was in the pressure vessel segment and related primarily to an increase in sales commissions due to an increase in foreign sales. The majority of the other increase was in the cylinder segment and reflects additional professional fees for legal and employment related issues. The decrease in corporate expenses reflects reductions in both staff and operating expenses. As a percentage of sales, SGA expenses decreased to 12.2% for the second quarter of 2005 compared to 12.6% for the second quarter of 2004 as overall expenses increased slower than the overall increase in sales. [The Company continues to look for ways to cut costs in all areas.]

Gain on Debt Extinguishments

     There were no gains on debt extinguishments in the second quarter of 2005. There were $470,000 of such gains in the second quarter of 2004. Of this amount, $262,000 was related to the SFSC Settlement and $208,000 was related to the 13% Senior Note second Consent Solicitation, all as more fully described in the Company's December 31, 2004 annual filing on Form 10-K.

     [The Company is currently investigating other recapitalization scenarios that include, among other things, the use of additional private capital fund financing to repurchase at discounts some portion or all of our senior and unsecured subordinated notes payable. See Note 2: Recent Developments - Naptech Settlement.]

Other Income, net

     Other income, net for the second quarter of 2005 was $4,000, compared to other income, net of $204,000 for the second quarter of 2004. There were no significant offsetting items of other income and expense in the 2005 period.
                                   - 21 -
Significant items in the 2004 period included other income of $331,000, relating to an adjustment of the Louisiana environmental reserve, and other expense of $171,000, related to the costs to complete the consolidation of the cylinder operations into one facility in Libertyville, IL. There were no other individually significant items in the second quarter of 2004.

Minority Interests

     Minority interests for the second quarter in 2005 and 2004 was $71,000 and $113,000, respectively. These amounts represent the income during the quarter allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. From a balance sheet perspective, minority interest was reduced by the minority ownership of the 2005 declared dividend.

Interest Expense

     Interest expense for the second quarter of 2005 was $2.145 million compared to $1.975 million for the second quarter of 2004. The significant interest increases were $108,000 for interest accrued on the Senior Note interest that the Company was not able to make in January of 2005, as discussed earlier under Note 2 to the financial statements "RECENT DEVELOPMENTS", $100,000 for a higher level of amortization of deferred financing costs and estimated warrant value and $62,000 for interest expensed in connection with the May 2004 supplemental loan to the Wachovia credit facility as described in Company's December 31, 2004 filing on form 10-K. Offsetting a portion of these increases was a $108,000 decrease in interest expense as a result of the SFSC Settlement as referred to above in the caption "Gain on Debt Extinguishments". The remaining net increase in expense is due to an increase in interest rates in the 2005 period over the 2004 period.

Income Taxes

     There was a tax provision of $11,000 in the second quarter of 2005 compared to no tax provision in the second quarter of 2004. This provision is at the Company's Chinese subsidiary, whose tax holiday ended in April, 2005. The Company has net operating loss carryforwards for federal tax return reporting purposes totaling $64.1 million at December 31, 2004. The years in which such net operating losses expire are as follows (000's):
                        Year ending December 31:
                        ------------------------------
                        2007                  $  6,067
                        2008                       609
                        2009                     3,235
                        2010                     2,520
                        After 2010              51,666


     [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of June 30, 2005 [and to continue to do so during 2005 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]



Six Months Ended June 30, 2005 Compared to
  Six Months Ended June 30, 2004

     Net sales, gross margins and EBITDA percentages for the six months ended 2005 and 2004 are as follows. The percentages of EBITDA to net sales excludes corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the six month periods ended June 30, 2005 and 2004 are 10.4% and 9.8%, respectively ($'s in 000's):

                                   - 22 -





                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2005       2004     2005    2004    2005    2004
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels $  12,055  $  10,372   25.7%   20.5%   19.7%   18.2%
Cylinders           10,659      9,277   17.4%   17.6%    9.0%    5.2%
Grating              3,814      4,643   24.1%   23.8%   12.6%   13.1%
Plastics            10,228      9,066   17.1%   17.7%   11.9%   12.5%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  36,756  $  33,358   20.7%   19.9%   13.7%   12.3%
                 =========  =========  ======  ======  ======  ======

     Net sales for the first half of 2005 were up 10.2% from the first half of 2004. Such increase reflects sales increases at all of the domestic operations which offset reduced sales of grating at our Chinese joint venture. The increased domestic sales primarily is the result of the 54% increase in the domestic backlog going into the 2005 year over the backlog that existed going into the 2004 year and increased orders in the first half of 2005 over the first half of 2004. Pressure vessels sales would have been even higher in the first half were it not for a plant accident in January 2005 that crippled that plant's heat treating operation, preventing this division from completing and shipping product for a period in excess of five weeks, which negatively impacted the division's ability to take on additional new business. The decrease in grating sales reflects the impact of additional competition from local Chinese businesses, [which situation is expected to continue throughout the year.]

     Gross margin as a percentage of sales in the first half of 2005 compared to the first half of 2004 increased to 20.7% from 19.9%. This increase primarily reflects the gross margin increase in the pressure vessel segment, while the other segments approximated the prior year margins. Pressure vessel gross margin as a percentage of sales increased to 25.7% in 2005 to 20.5% in 2005 due primarily to two factors. One was the receipt in the second quarter of a business interruption insurance advance payment of approximately $600,000 related to the plant accident noted in the Company's first quarter filing. The second factor is the 16% increase in pressure vessel sales in 2005 over 2004 which generated improved efficiencies of operation. Cylinder gross margin decreased slightly as a percentage of sales from 17.6% in 2004 to 17.4% in 2005 due primarily to a more favorable product mix in 2004 and plant inefficiencies in 2005 combined with higher material costs that have yet to be passed on to customers. Plastics gross margin decreased from 17.7 % in 2004 to 17.1% in 2005 due primarily to a more favorable product mix in 2004, higher plant inefficiencies in 2005 related to new molds and higher material costs that have yet to be passed on to customers. Grating gross margins increased to 24.1% in 2005 from 23.8% in 2004 as the division focused more on profitable job opportunities as opposed to sales revenue dollars.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales was higher in the first half of 2005 compared to 2004 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the six months ended June 30, 2005 and 2004 by segment and corporate and other is as follows (000's)(unaudited):

                                   - 23 -


                               Operating    Deprec-
                                  Profit     iation     EBITDA
                               ---------  ---------    ---------
2005:
-----
Pressure vessels                $  2,108   $    272    $  2,380
Cylinders                            891         70         961
Grating                              427         55         482
Plastics                             811        403       1,214
Corporate and other               (1,233)        21      (1,212)
                                --------   --------    --------
  Totals                        $  3,004   $    821    $  3,825
                                ========   ========    ========
2004:
-----
Pressure vessels                $  1,590   $    294    $  1,884
Cylinders                            388         99         487
Grating                              608          -         608
Plastics                             670        465       1,135
Corporate and other                 (872)        21        (851)
                                --------   --------    --------
  Totals                           2,384   $    879    $  3,263
                                           ========    ========
Gain on debt extinguishment        3,540
                                --------
  Operating profit               $ 5,924
                                ========


Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first half of 2005 were $4.6 million, up $102,000 from the expenses for the first half of 2004. This increase reflects the net of $211,000 in additional divisional expense offset partially by a reduction of $109,000 in corporate expense. Of the divisional increase, $203,000 was in the pressure vessel segment and related primarily to an increase in sales commissions due to an increase in foreign sales. The decrease in corporate expenses reflects reductions in both staff and operating expenses. As a percentage of sales, SGA expenses decreased to 12.6% for the first half of 2005 compared to 13.6% for the first half of 2004 as, even with higher sales, the majority of the Company's domestic divisions recorded lower expenses in 2005 than in 2004. [The Company continues to look for ways to cut costs in all areas.]


Gain on Debt Extinguishments

     There were no gains on debt extinguishments in the first half of 2005. There were $3.5 million of such gains in the first half of 2004. Of this amount, $3.3 million was related to the SFSC Settlement and $0.2 million was related to the 13% Senior Note second Consent Solicitation, all as more fully described in the Company's December 31, 2004 annual filing on Form 10-K.

     [The Company is currently investigating other recapitalization scenarios that include, among other things, the use of additional private capital fund financing to repurchase at discounts some portion or all of our senior and unsecured subordinated notes payable. See Note 2: Recent Developments - Naptech Settlement.]


Other Income

     Other income for the first half of 2005 was $13,000, compared to other income of $283,000 for the first half of 2004. There were no significant offsetting items of other income and expense in the 2005 period.
Significant items in the 2004 period included other income of $331,000,
                                   - 24 -
relating to an adjustment of the Louisiana environmental reserve, and other expense of $288,000, related to the costs to complete the consolidation of the cylinder operations into one facility in Libertyville, IL. There were no other individually significant items in the second half of 2004.

Minority Interests

     Minority interests for the first half of 2005 and 2004 were $144,000 and $211,000, respectively. These amounts represent the income during the period allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. From a balance sheet perspective, minority interest was reduced by the minority ownership of the 2005 declared dividend.

Interest Expense

     Interest expense for the first half of 2005 was $4.264 million compared to $3.754 million for the first half of 2004. The significant interest increases were $238,000 for a higher level of amortization of deferred financing costs and estimated warrant value, $199,000 for interest accrued on the Senior Note interest that the Company was not able to make in January of 2005, as discussed earlier under Note 2 to the financial statements "RECENT DEVELOPMENTS", and $175,000 for interest related to the May 2004 supplemental loan to the Wachovia credit facility as described in Company's December 31, 2004 filing on form 10-K. Offsetting a portion of these increases was a $110,000 decrease in interest expense as a result of the SFSC Settlement as referred to above in the caption "Gain on Debt Extinguishments". The remaining net increase in expense is due to an increase in interest rates in the 2005 period over the 2004 period.

Income Taxes

     There was a tax provision of $11,000 in the first half of 2005 compared to no tax provision in the first half of 2004. This provision is at the Company's Chinese subsidiary, whose tax holiday ended in April, 2005. The Company has net operating loss carryforwards for federal tax return reporting purposes totaling $64.1 million at December 31, 2004. The years in which such net operating losses expire are as follows (000's):
                        Year ending December 31:
                        ------------------------------
                        2007                  $  6,067
                        2008                       609
                        2009                     3,235
                        2010                     2,520
                        After 2010              51,666


     [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of June 30, 2005 [and to continue to do so during 2005 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]









                                    - 25 -





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

Recent Events

NapTech Settlement

     On April 26, 2005 a judgment was entered in Louisiana in favor of Shaw Naptech, Inc. ("Naptech") against various parties, including the Company. On July 8, 2005, the Company entered into a Settlement Agreement with Naptech pursuant to which the Company paid NapTech $1.65 million in settlement of the Company's indebtedness to NapTech of approximately $5.1 million under a promissory note and the related judgment. As a result of the NapTech settlement, Reunion will recognize a gain on debt extinguishment of approximately $3.4 million in the third quarter of 2005.

	In connection with the NapTech settlement, Wachovia Bank, National Association ("Wachovia") made a $3.1 million supplemental loan to Reunion under its existing $25 million loan facility, thereby increasing the total amount of the supplemental loan portion of the facility to $6.1 million. Reunion used $1.65 million of this additional supplemental loan to make the Reunion Settlement Payment to NapTech and will use the balance of the loan proceeds for inventory purchases and to support letters of credit that may be issued for it under the Wachovia facility. Wachovia required, as a condition to making the additional supplemental loan, that LC Capital Master Fund, Ltd. ("LCC") purchase an additional $3.1 million junior participation interest in the Wachovia loan facility, and LCC did so, thereby increasing its junior participation interest in the facility to $6.1 million. LCC in turn simultaneously sold a 50% interest in its junior participation interest to WebFinancial Corporation ("Web").

	To induce LCC to purchase the additional junior participation interest in the Wachovia loan facility and to induce Web to purchase a 50% interest in such junior participation interest, Reunion issued two warrants, one to LCC and one to Web, to purchase, in each case, 387,500 shares of the Company's common stock at a price of $0.01 per share. These warrants are exercisable at anytime until July 12, 2010.

	Reunion's indebtedness under the Wachovia loan facility, including the supplemental loans, is secured by liens on substantially all of Reunion's assets.


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

                                  - 26 -
$2,928,000 of interest not paid, plus any interest that is not paid on the next regularly scheduled due date of April 1, 2005, to December 2006. On April 1, 2005 the Company was unable to make this scheduled interest payment.

     On August 1, 2005 the Company was unable to make the scheduled July 1, 2005 interest payment of $0.7 million to the holders of the Senior Notes and thus an event of default has occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (the "acceleration"). However, under a previous Intercreditor and Subordination Agreement, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding the acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration.


Defaults and Waivers Under Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a revolving and term loan credit facility with Wachovia (formerly, Congress Financial Corporation). The Wachovia facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. In November 2004, Wachovia and the Company entered into an amendment of the revolving and term loan credit facility wherein Wachovia eliminated the fixed charge coverage ratio and reduced the monthly minimum EBITDA covenant going forward. Under the November 2004 amendment, the Company was required to maintain new minimum monthly amounts of EBITDA of $280,000 in November 2004, $290,000 in December 2004, $350,000 in January 2005, $280,000
in February 2005 and $300,000 per month thereafter. In January 2005, the Company failed to meet the minimum monthly amount, when it had an EBITDA loss for the month of $39,000. Wachovia has waived this EBITDA shortfall.

	As described above under "Naptech Settlement", in April 2005, Naptech secured a judgment against the Company. The judgment obtained by Naptech constituted a cross default under the Wachovia Loan Agreement. Such default was waived by Wachovia.

	As described above under "13% Senior Notes", the Company failed to make the required July 1, 2005 interest payment to the Senior Note holders. This failure constituted a cross default under the Wachovia Loan Agreement. Such default has been waived by Wachovia and the Company is currently not in default under the Wachovia Loan Agreement


Sale of Assets

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

	During the first quarter of 2005, the Company did sell all of the assets and liabilities of its leaf spring manufacturing segment, located in Miami, OK, to an unrelated entity for $792,000. Of this amount, $250,000 was used to pay down the private capital fund note payable secured by the real property, $41,000 was used to pay down the Wachovia term loan secured by the machinery

                                  - 27 -
and equipment and the remaining amount was used to reduce the borrowings under the revolving credit facility. The Company recorded a loss of $318,000 on such sale which was provided for in the Company's 2004 year.

	Additionally, during the first quarter of 2005, the Company sold certain of the receivables, inventory and intangibles of its thermoset plastics operation ("Rostone") located in Lafayette, IN, along with certain of its machinery and equipment. The sale of such assets was accomplished in two separate transactions, with the sale of certain of the Company's compounding operation assets being sold to one unrelated entity and the sale of certain of the Company's molding operation assets being made to a different unrelated entity. At the time of such sale, the Company entered into tolling or manufacturing agreements with such buyers under which the Company agreed to operate the compounding and molding operations at its Lafayette, IN facility for a limited time until the buyers could move such operations to different geographical locations. The buyers agreed to reimburse the Company for all expenses in connection with these activities. The sale of the selected assets noted above was for approximately $2.9 million. Of this amount, $712,000 was used to pay down the Wachovia term loan secured by the machinery and equipment and the remaining amount was used to reduce the borrowings under the revolving credit facility. The Company recorded a gain of approximately $370,000 on such sales. The Company plans to sell the remaining assets of the Rostone business during 2005.

SUMMARY OF 2005 ACTIVITIES

     Cash and cash equivalents totaled $1.1 million at both June 30, 2005 and 2004 as cash from investing activities of $3.5 million basically offset cash used in operating and financing activities. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers. The domestic portion of the cash, $0.7 million, will be applied to our Wachovia revolving credit facility as the funds clear the banking system.

Operating Activities

     Operating activities used $1.4 million in cash in the first half of 2005 as an increase of $1.7 million in receivables from continuing operations and the payment of trade payables were only partially funded by amortization and an increase in other liabilities.

Investing Activities

     Investing activities generated $3.5 million as the sales of the springs segment and Rostone, as described above, were offset by capital expenditures of $0.2 million.

Financing Activities

     The Company made scheduled repayments of the Wachovia term loan totaling $318,000. Additionally, in connection with the sale of the springs segment and the Rostone business, as described above, the Company paid an additional $1.1 million on its existing non-revolving credit debt. Revolving credit facility borrowings decreased $0.8 million during the first half of 2005, primarily the result of the asset sales described above.


FACTORS THAT COULD AFFECT FUTURE RESULTS

Reunion's vendors may restrict credit terms

     We have corrected many vendor-related problems with liquidity generated from the refinancing and from asset sales. However, another period of tight liquidity could result in key vendors restricting or eliminating the extension of credit terms to us. If this would happen, our ability to obtain raw materials would be strained significantly and our ability to manufacture products would be reduced.
                                   - 28 -

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

Reunion is a going concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2005, the Company has a deficiency in working capital of $13.9 million, a loss from continuing operations for the six months then ended of $1.4 million and a deficiency in assets of $26.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

       We successfully refinanced our bank debt in December 2003 and have extinguished a significant portion of our obligations under various debt instruments over the past year. These steps have improved liquidity and deferred the principal maturities on a significant portion of our debt. However, on February 3, 2005, we announced that we were unable to make a $2,928,000 interest payment by February 2, 2005 to the holders of the Senior Notes. Holders of more than 80% of the principal amount of the Senior Notes agreed to enter into a Standstill Agreement with the Company. Pursuant to such Standstill Agreement, holders agreed that they would not exercise and will cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to the Senior Notes, with respect to this payment default or with respect to a potential Event of Default if the Company fails to make the next
scheduled interest payment due April 1, 2005.   In the Standstill Agreement,
such holders agreed to defer payment of the interest not paid by February 2, 2005, and any interest that is due April 1, 2005 and not paid, to December 2006. However, on July 1, 2005, the Company was again unable to make a required interest payment to the holders of the Senior Notes as more fully described in Note 2: Recent Developments - 13% Senior Notes.


                                    - 29 -
     The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although we believe we can accomplish these plans, no assurances exist that we will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

      On June 21, 2005, the Board of Directors approved settlement agreements between the Company and two officers of the Company. In such settlement agreements, the officers agreed to forgive $309,960 of guarantee fees and interest owed to them and to convert an additional $68,040 of such fees and interest into 378,000 shares of common stock of the Company. No cash was involved in this conversion.

	The issuance of such shares is exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under such Act, based on the following:
(1) this transaction is a private placement, (2) each officer has had access to the same kind of information about the Company that would be included in a registration statement covering the shares issued, (3) each officer has represented to the Company that he is an "accredited investor" with the meaning of Rule 501(a) of Regulation D and (4) the shares issued may not be sold or transferred in the absence of an effective registration statement under the Act covering such securities or an applicable exemption from such registration.
                                   - 30 -


Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting held on June 21, 2005, the stockholders elected seven directors for a term ending at the next Annual Meeting. The votes, in thousands of shares, on the election of directors were as follows:

		Nominee                      Voted For         Withheld
		--------------------         ---------         --------
		Thomas N. Amonett              14,134             116
		Charles E. Bradley, Sr.        14,115             134
		Kimball J. Bradley             14,133             116
		Thomas L. Cassidy              14,125             124
		David E. Jackson               14,136             113
		Joseph C. Lawyer               14,135             114
            John G. Poole                  14,135             114

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K
               -------------------
			Company filed a Current Report on Form 8-K dated and filed on
July 13, 2005 to announce that the Company had entered into a
Settlement Agreement with Shaw Naptech, Inc regarding the
Company's indebtedness to Shaw Naptech, Inc. in the approximate amount of $5.1 million under a promissory note and related
judgment.
			Company filed a Current Report on Form 8-K dated and filed on
August 3, 2005 to announce that the Company had failed to make a required interest payment of $715,423 to the holders of its 13%
Senior Notes.

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

Date:  August 12, 2005                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

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

Date:  August 12, 2005

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

Date:  August 12, 2005

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended June 30, 2005, I, Charles E. Bradley, Sr., Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-Q for the quarter ended June 30, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   June 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: August 12, 2005

/s/ Charles E. Bradley, Sr.
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended June 30, 2005, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:


1. this Form 10-Q for the quarter ended June 30, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   June 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: August 12, 2005

/s/ John M. Froehlich
---------------------------
Chief Financial Officer