Form 10-Q
period 2005-09-30
REUNION INDUSTRIES INC
filed 2005-11-14
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               -------------

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

At November 1, 2005, 16,656,519 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 37 pages


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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
            September 30, 2005 (unaudited) and December 31, 2004 		  4

          Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the three and nine
            Months ended September 30, 2005 and 2004 (unaudited)          5

          Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2005 and
		2004 (unaudited)                                              6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       20

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   31

          Item 4.  Controls and Procedures                               31


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     31

          Item 3.  Defaults Upon Senior Securities				 31

	    Item 6.  Exhibits and Reports on Form 8-K                      32


SIGNATURES                                                               33

CERTIFICATIONS                                                           34

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                                (in thousands)

                                          At September 30,     At December 31,
                                                     2005                2004
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,525            $  1,146
Receivables (net of allowance of
  $195 and $202, respectively)                     11,934              12,768
Advances to employees                                   3                  26
Inventories, net                                    9,087               9,300
Other current assets                                3,257               1,832
Current assets of discontinued operations             461               3,216
                                                 --------            --------
     Total current assets                          26,267              28,288

Property, plant and equipment, net                  7,229               9,374
Property, plant and equipment, held for sale        3,376               2,911
Due from related parties                              932                 919
Goodwill, net                                      10,994              10,994
Other assets, net                                   3,421               4,110
                                                 --------            --------
Total assets                                     $ 52,219            $ 56,596
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Debt in default						 $ 42,342            $      -
Current maturities of debt                              5                 645
Revolving credit facilities                             -              14,485
Trade payables                                      7,085               9,300
Accrued interest                                    7,014               5,663
Due to related parties                                 77                 285
Other current liabilities                           6,257               5,680
Notes payable                                           -               4,161
Notes payable - related parties                       500                 500
Current liabilities of discontinued operations        285                 827
                                                 --------            --------
     Total current liabilities                     63,565              41,546

Long-term debt                                      8,240              35,628
Other liabilities                                   3,500               3,759
Non-current liabilities of discontinued
    Operations                                        910                 916
                                                 --------            --------
     Total liabilities                             76,215              81,849

Minority interests                                    323                 330

Commitments and contingent liabilities                  -                   -

Stockholders' deficit                             (24,319)            (25,583)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 52,219            $ 56,596
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                           REUNION INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
            (in thousands, except per share information)(unaudited)

                                    Three Months Ended     Nine Months Ended
                                     Sept.30,   Sept.30,   Sept.30,   Sept.30,
                                        2005       2004       2005       2004
                                    --------   --------   --------   --------
Sales                               $ 17,294   $ 17,101   $ 54,050   $ 50,459
Cost of sales                         14,204     14,070     43,338     40,798
                                    --------   --------   --------   --------
  Gross profit                         3,090      3,031     10,712      9,661
Selling, general & administrative      2,131      2,135      6,762      6,664
Gain on debt extinguishments          (3,450)         -     (3,450)    (3,540)
Other (income), net                      (28)      (379)       (41)      (662)
                                     -------   --------    -------   --------
  Operating profit                     4,437      1,275      7,441      7,199
Interest expense, net                  2,287      2,033      6,551      5,787
                                     -------   --------    -------   --------
Income (loss) from continuing
  operations before income taxes
  and minority interests               2,150       (758)       890      1,412

Provision for income taxes                35          -         46          -
                                     -------   --------    -------   --------
Income (loss) from continuing
  operations before minority
  interests                            2,115       (758)       844      1,412

Minority interests                        62        115        206        326
                                     -------    -------    -------   --------
Income (loss) from continuing
  operations                           2,053       (873)       638      1,086
Gain on disposal of discontinued
  operations, net of tax of $-0-           -          -        370          -
(Loss) from discontinued
  operations, net of tax of $-0-        (130)       (60)      (207)       (72)
                                     -------    -------    -------   --------

Net and comprehensive income (loss)  $ 1,923    $  (933)  $    801   $  1,014
                                     =======    =======    =======    =======
Earnings (loss) applicable to
  common stockholders                $ 1,923    $  (933)  $    801   $  1,014
                                     =======    =======    =======    =======
  Basic earnings (loss) per share:
Continuing operations                $  0.12    $ (0.05)  $   0.04   $   0.06
Discontinued operations                 0.00      (0.01)      0.01       0.00
                                     -------    -------    -------    -------
Income (loss) per share - basic      $  0.12    $ (0.06)  $   0.05   $   0.06
                                     =======    =======    =======    =======
Weighted average shares
  outstanding - basic                 16,657     16,279     16,419     16,279
                                     =======    =======    =======    =======
  Diluted income (loss) per share:
Continuing operations                $  0.10  $   (0.05)  $   0.03   $   0.05
Discontinued operations                (0.01)     (0.01)      0.01       0.00
                                      ------    -------    -------    -------
Income (loss) per share - diluted    $  0.09  $   (0.06)  $   0.04   $   0.05
                                     =======    =======    =======    =======
Weighted average shares
  outstanding - diluted               20,798     16,279     20,202     18,798
                                     =======    =======    =======    =======
    See accompanying notes to condensed consolidated financial statements.
                                     - 5 -

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                (in thousands)
                                 (unaudited)


							                Nine Months Ended
                                                             September 30,
                                                           2005        2004
                                                         --------    --------
Cash (used in) provided by operating activities          $     78    $ (2,935)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (276)       (717)
Proceeds from asset sales                                   3,680           -
                                                         --------    --------
Cash (used in) provided by investing activities             3,404        (717)
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                    (2,854)      1,815
Issuance of debt                                            3,100       3,000
Repayments of debt                                         (3,197)       (514)
Dividend paid to China minority interest                     (213)          -
Payments of deferred financing costs                            -        (418)
                                                         --------    --------
Cash provided by financing activities                      (3,164)      3,883
                                                         --------    --------

Net increase in cash and cash equivalents                     318         231
Less: Change in cash of discontinued operations                61         (47)
Cash and cash equivalents, beginning of period              1,146         656
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,525    $    840
                                                         ========    ========

Interest paid                                            $  2,271    $  1,627
                                                         ========    ========

     Non-cash financing activity:
Debt extinguishments                                     $  3,450    $  3,540
                                                         ========    ========
Conversion of guarantee and interest fees to
common stock                                             $    378    $      -
                                                         ========    ========


    See accompanying notes to condensed consolidated financial statements.

                                    - 6 -




                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2005


NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Reunion Industries, Inc. and its subsidiaries (collectively, "Reunion" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2004.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2005, the Company had a deficiency in working capital of $37.3 million, a loss from continuing operations before gain on debt extinguishment for the nine months then ended of $2.8 million and a deficiency in assets of $24.3 million. Additionally, as described below in "Recent Developments", we are currently in default under our 13% Senior Notes, our loan agreement with Wachovia Bank and a note payable to a private fund lender (LCC). These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

	In December 2004, the FASB issued SFAS 123R, "Share Based Payment." SFAS 123R is a revision to SFAS 123 and supersedes APB 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after January 1, 2006.
	SFAS 123R permits public companies to choose between the following two adoption methods:
                             - 7 -

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

Stock Based Compensation

	In June, 2005, ten year options to purchase 500,000 shares of the Company's common stock and five year options to purchase 300,000 shares of the Company's common stock, all pursuant to the Company's 2004 Stock Option Plan, were awarded to various officers, employees and directors. One third of such options vest immediately and the remaining options vest annually over a two year period. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and awards. Accordingly, no compensation costs for stock options is included in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants. If the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and nine month periods ended September 30, 2005, using the Black-Scholes option pricing model assuming a risk free discount rate of 6%, no dividend yield, expected volatility of 99% and an expected option life of 3 years, pro forma earnings and per share amounts would have been as follows (in thousands, except for per share amounts) (unaudited):



                                  - 8 -




						      3-Mos. Ended          9-Mos. Ended
                                        ---------------        --------------
					          2005       2004        2005      2004
				               -----      -----       -----     -----

Net income (loss) as reported         $ 1,923   $  (933)   $    801   $ 1,014
Deduct: Total stock-based employee
        compensation determined under
        fair value method for stock
        options, net of tax                 -         -         (30)        -
                                       ------   -------    --------   -------
Pro forma income (loss) applicable
     to common stockholders           $ 1,923   $  (933)   $    771   $ 1,014
                                       ======   =======    ========   =======
Basic income (loss) per
     share, as reported               $  0.12   $ (0.06)   $   0.05   $  0.06
                                       ======   =======    ========   =======
Basic income (loss) per
     share, pro forma                 $  0.12   $ (0.06)   $   0.05   $  0.06
                                       ======   =======    ========   =======
Diluted income (loss) per
     share, as reported               $  0.09   $ (0.06)   $   0.04   $  0.05
                                       ======   =======    ========   =======
Diluted income (loss) per
     share, pro forma                 $  0.09   $ (0.06)   $   0.04   $  0.05
                                       ======   =======    ========   =======


NOTE 2:  RECENT DEVELOPMENTS

NapTech Settlement

     On April 26, 2005 a judgment was entered in Louisiana in favor of Shaw Naptech, Inc. ("Naptech") against various parties, including the Company. On July 8, 2005, the Company entered into a Settlement Agreement with Naptech pursuant to which the Company paid NapTech $1.65 million in settlement of the Company's indebtedness to NapTech of approximately $5.1 million under a promissory note and the related judgment. As a result of the NapTech settlement, Reunion recognized a gain on debt extinguishment of approximately $3.4 million in the third quarter of 2005.

	In connection with the NapTech settlement, Wachovia Bank, National Association ("Wachovia") made a $3.1 million supplemental loan to Reunion under its existing $25 million loan facility, thereby increasing the total amount of the supplemental loan portion of the facility to $6.1 million. Reunion used $1.65 million of this additional supplemental loan to make the Reunion settlement payment to NapTech and is using the balance of the loan proceeds for inventory purchases and to support letters of credit that may be issued for it under the Wachovia facility. Wachovia required, as a condition to making the additional supplemental loan, that LC Capital Master Fund, Ltd. ("LCC") purchase an additional $3.1 million junior participation interest in the Wachovia loan facility, and LCC did so, thereby increasing its junior participation interest in the facility to $6.1 million. LCC in turn simultaneously sold a 50% interest in its junior participation interest to WebFinancial Corporation ("Web").

	To induce LCC to purchase the additional junior participation interest in the Wachovia loan facility and to induce Web to purchase a 50% interest in such junior participation interest, Reunion issued two warrants, one to LCC and one to Web, to purchase, in each case, 387,500 shares of the Company's common stock at a price of $0.01 per share. These warrants are exercisable at anytime until July 12, 2010. The value of these warrants is estimated to be $85,000 using the Black-Scholes pricing model. The $85,000 was shown as a discount on the debt and will be amortized as interest expense over the life of the debt
                                - 9 -
    	Reunion's indebtedness under the Wachovia loan facility, including the supplemental loans, is secured by liens on substantially all of Reunion's assets.

13% Senior Notes

	On February 3, 2005, the Company announced that it was unable to make a $2,928,000 interest payment by February 2, 2005 to the holders of the
Company's 13% Senior Notes. Holders of more than 80% of the principal amount of such Senior Notes entered into a Standstill Agreement with the Company, pursuant to which such holders agreed that they would not exercise and will cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to such notes, with respect to this payment default or with respect to a potential event of default if the Company failed to make the next scheduled interest payment due
April 1, 2005 (which the Company did not make).   In the Standstill Agreement,
such holders agreed to defer such interest payments to December 2006.

     The Company also failed to make the interest payments on the Senior Notes that were due on July 1 and October 1, 2005, each in the amount of $0.7 million. As a result, events of default have occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (the "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the holders of approximately 95% of the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding the acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration.

Defaults and Waivers Under the Wachovia Loan Facility and the LCC Debt

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

	As described above under "13% Senior Notes", the Company is in default with respect to such notes. This default also constitutes a cross default under the Company's loan and financing agreements with each of Wachovia and LCC. Such defaults have not been waived by Wachovia or LCC and the Company is currently in default under the Wachovia Loan Agreement and under its note payable to a private capital fund, LCC.

Sale of Assets

     The Company's management, having reevaluated the Company's ability to service its debt and meet future obligations, is investigating the sale of certain assets in order to generate liquidity. These asset sales may take one or more forms including, but not limited to, the sale of a division or piecemeal sales of assets including real estate, buildings, machinery and equipment and/or intangibles. The Company's management cannot provide any assurances that any asset sales will occur or, if asset sales do occur, that such sales will generate sufficient liquidity for the Company.

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

Insurance Receipt

     During the second quarter of 2005, the Company received a business interruption insurance payment of approximately $600,000 related to a plant accident at the pressure vessel segment plant in the first quarter of 2005 which was classified to cost of sales. An additional $114,000 was received in the third quarter of 2005 which was also classified to cost of sales.

NOTE 3:  DEBT IN DEFAULT AND LONG-TERM DEBT

	The Company is in default on its 13% senior notes, its Wachovia bank financing (including the junior participation portion thereof) and its note payable to a private capital fund, LCC.

Debt in default consists of the following (in thousands):

                                          At September 30,
									2005
                                          ----------------
                                               (unaudited)
Wachovia revolving credit facility               $  8,796
Junior participation portion of the
  revolving credit facility (net of
  warrant value of $160)                            5,940
Wachovia term loan                                  1,246
Note payable due December 5, 2006 (net of
  warrant value of $44)                             3,456
13% senior notes (net of warrant value
  of $126)                                         21,887
Note payable						    1,017
								 --------

  Total debt in default					 $ 42,342
                                                 ========

Long-term debt consists of the following (in thousands):

                                          At September 30,        December 31,
                                                     2005                2004
                                          ---------------      --------------
                                              (unaudited)
Wachovia revolving credit facility               $      -            $ 11,650
Junior participation portion of the
  revolving credit facility (net of
  warrant value of $165)                                -               2,835
Wachovia term loan                                      -               2,539
Note payable due December 1, 2006                   3,950               4,200
Note payable due December 5, 2006 (net of
  warrant value of $71)                                 -               3,429
13% senior notes (net of warrant value
  of $207)                                              -              21,806
Notes payable                                       4,290               8,451
Notes payable - related parties                       500                 500
Capital leases and other                                5                   9
                                                 --------            --------

  Total long-term debt                              8,745              55,419
Classified as current                                (505)            (19,791)
                                                 --------            --------
  Long-term debt                                 $  8,240            $ 35,628
                                                 ========            ========

NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                          At September 30,     At December 31,
                                                     2005                2004
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $ 4,795             $ 3,760
Work-in-process                                    1,788               2,775
Finished goods                                     2,504               2,765
                                                 --------            --------
  Inventories                                    $ 9,087             $ 9,300
                                                 ========            ========

	Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. The above amounts are net of inventory reserves of $893 and $682 at September 30, 2005 and December 31, 2004, respectively.


NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the nine month period ended September 30, 2005 (in thousands):


                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2005         $163  $27,866  $(51,710) $ (1,902)  $(25,583)
  Activity (unaudited):
Stock issuance                4      374         -         -        378
Warrant issuances             -       85         -         -         85
Net loss                      -        -       801         -        801
                           ----  -------  --------  --------   --------
At September 30, 2005
  (unaudited)              $167  $28,325  $(50,909) $ (1,902)  $(24,319)
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

	In July 2005, in connection with the borrowing under the $3.1 million additional junior participation interest, the Company issued two warrants, one to LCC and one to Web. The value of these warrants was estimated to be $85,000 using the Black-Scholes pricing model. Such amount was recorded as original issue discount with an increase to paid-in-capital and is being amortized to interest expense using the effective interest method of amortization.

     The computations of basic and diluted earnings (loss) per common share EPS (LPS) for the three and nine month periods ended September 30, 2005 and 2004 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Three months ended September 30, 2005:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  1,923    16,657  $  0.12
                                                                   =======
Dilutive effect of stock options and warrants               4,141
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $  1,923    20,798  $  0.09
                                               ========  ========  =======

     Three months ended September 30, 2004:
Loss applicable to common stockholders,
  Weighted average shares outstanding
  and basic LPS                                $   (933)   16,279  $ (0.06)
                                                                   =======
Dilutive effect of stock options and warrants                   -
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted LPS           $   (933)   16,279  $ (0.06)
                                               ========  ========  =======


     Nine months ended September 30, 2005:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $    801    16,419  $  0.05
                                                                   =======
Dilutive effect of stock options and warrants               3,783
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $    801    20,202  $  0.04
                                               ========  ========  =======


     Nine months ended September 30, 2004:
Income applicable to common stockholders,
  Weighted average shares outstanding
  and basic EPS                                $  1,014    16,279  $  0.06
                                                                   =======
Dilutive effect of stock options and warrants               2,519
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $  1,014    18,798  $  0.05
                                               ========  ========  =======

     At September 30, 2005 and 2004, the Company's stock options outstanding totaled 1,370,000 and 614,000, respectively. Such options included a dilutive component of 23,037 and 174,184 shares for the three and nine month periods ended September 30, 2005, respectively, and a dilutive component of 157,044
shares for the nine month period ended September 30, 2004.   At September 30,
2005 and 2004, outstanding warrants to purchase the Company's common totaled 4,935,989 and 2,429,323, respectively. Such warrants included a dilutive component of 4,118,286 and 3,608,239 shares for the three and nine month periods ended September 30, 2005, respectively, and a dilutive component of 2,375,330 shares for the nine month period ended September 30, 2004. Because the Company had a loss from operations for the three month period ended September 30, 2004, inclusion of options and warrants has an anti-dilutive effect on LPS.

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

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve for the nine month periods ended September 30, 2005 and 2004 follows (in 000's):



                                                       September 30,
     Description                                     2005        2004
     ------------------------------------------    --------    --------
       Beginning balance                           $    100    $    211
     Add: Provision for estimated future claims         127          82
     Deduct: Cost of claims                            (114)        (77)
                                                   --------    --------
       Ending balance                              $    113    $    216
                                                   ========    ========


NOTE 7:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at September 30, 2005:
------------------------                                         At 09/30
  Metals:                                                        --------
Pressure vessels                $  5,371   $    590   $      5   $ 15,002
Cylinders                          5,104        478         34      7,282
Grating                            1,954        155          -      3,919
                                --------   --------   --------   --------
  Subtotal Metals                 12,429      1,223         39     26,203

Plastics                           4,865        612         21      8,171
Corporate and other                    -       (501)         -     14,008
Discontinued operations                -          -          -      3,837
                                --------   --------   --------   --------
  Totals                        $ 17,294      1,334   $     60   $ 52,219
                                ========              ========   ========
Gain on extinguishment of debt                3,450
Depreciation                                   (347)
Interest expense, net                        (2,287)
                                           --------
  Income from continuing operations before
   income taxes and minority interests     $  2,150
                                           ========

Three months ended September 30, 2004
  and at December 31, 2004:
------------------------------------                             At 12/31
  Metals:                                                        --------
Pressure vessels                $  5,777   $    972   $     77   $ 15,403
Cylinders                          4,473        (24)        29      8,452
Grating                            2,449        331          -      4,013
                                --------   --------   --------   --------
  Subtotal Metals                 12,699      1,279        106     27,868

Plastics                           4,402        566         16      8,000
Corporate and other                    -       (141)         -     14,601
Discontinued operations                -          -          7      6,127
                                --------   --------   --------   --------
  Totals                        $ 17,101      1,704   $    129   $ 56,596
                                ========              ========   ========
Depreciation                                   (429)
Interest expense, net                        (2,033)
                                           --------
  Loss from continuing operations
    before income taxes                    $   (758)
                                           ========


                                                      Capital
                               Net Sales  EBITDA(1)   Spending
                               ---------  ---------  ---------
Nine months ended September 30, 2005:
------------------------------------
  Metals:
Pressure vessels                $ 17,426   $  2,970   $    132
Cylinders                         15,763      1,439         57
Grating                            5,768        637         11
                                --------   --------   --------
  Subtotal Metals                 38,957      5,046        200

Plastics                          15,093      1,826         76
Corporate and other                    -     (1,713)         -
Discontinued operations                -          -          -
                                --------   --------   --------
  Totals                        $ 54,050      5,159   $    276
                                ========              ========
Gain on extinguishment of debt                3,450
Depreciation                                 (1,168)
Interest expense, net                        (6,551)
                                           --------
  Loss from continuing operations before
   income taxes and minority interests     $    890
                                           ========

Nine months ended September 30, 2004:
------------------------------------
  Metals:
Pressure vessels                $ 16,149   $  2,856   $    285
Cylinders                         13,750        463        198
Grating                            7,092        939          -
                                --------   --------   --------
  Subtotal Metals                 36,991      4,258        483

Plastics                          13,468      1,701        172
Corporate and other                    -       (992)        11
Discontinued operations                -          -         51
                                --------   --------   --------
  Totals                        $ 50,459      4,967   $    717
                                ========              ========

Gain on extinguishment of debt                3,540
Depreciation                                 (1,308)
Interest expense, net                        (5,787)
                                           --------
  Loss from continuing operations
    before income taxes                    $  1,412
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

(2) Corporate and other assets at September 30, 2005 and at December 31, 2004 includes $8.0 million of goodwill that relates to the Company's pressure vessels segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of the pressure vessels segment. At September 30, 2005 and December 31, 2004, goodwill of $1.5 million is recorded at each of pressure vessels and cylinders.


NOTE 8:   DISCONTINUED OPERATIONS

	At September 30, 2005, the assets and liabilities of discontinued operations are comprised of the remaining assets and liabilities of the Rostone business and the Company's land and buildings in Milwaukee, WI that are held for sale. Such assets and liabilities are as follows (in thousands):

     CURRENT ASSETS:
Cash and cash equivalents                            $     10
Inventories, net                                          300
Other current assets                                      151
                                                     --------
     Total current assets                            $    461
                                                     ========
     CURRENT LIABILITIES:
Trade payables                                       $    280
Other current liabilities                                   5
                                                     --------
     Total current liabilities                       $    285
                                                     ========
     OTHER ASSETS:
Property, plant and equipment, held for sale         $  3,376
                                                     ========
     OTHER LIABILITIES:
Other liabilities                                    $    910
                                                     ========

                                     - 17 -
 	Results of discontinued operations for the three and nine months ended September 30, 2005 relate primarily to Rostone while the results of discontinued operations for the three and nine months ended September 30, 2004 include both Rostone and the Company's springs segment. A summarization of such results is as follows (in thousands):



3-months ended September 30, 2005    3-months ended September 30, 2004
---------------------------------    ---------------------------------
Net sales                 $     -    Net sales                $  3,337
Loss before taxes            (130)   Loss before taxes             (60)



9-months ended September 30, 2005    9-months ended September 30, 2004
---------------------------------    ---------------------------------
Net sales                 $ 2,909    Net sales                $  9,462
Loss before taxes            (207)   Loss before taxes             (72)


NOTE 9:  COMPONENTS OF BENEFIT COSTS

     The following tables present the components of net periodic benefit costs for Metals pension and Metals and Corporate Executive Payroll other postretirement plans for the three and nine month periods ended September 30, 2005 and 2004 (000's)(unaudited):

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                        Sept. 30,               Sept. 30,
                                   ------------------      ------------------
                                    2005        2004        2005        2004
                                   ------      ------      ------      ------
Benefits earned during year        $   53      $   35      $   27      $    6
Interest cost                          57          53          28           9
  Amortization of:
Prior service cost                      4           5           -           -
Unrecognized net loss (gain)           16          11          18           2
Unrecognized net obligation             -           -          12           4
Expected return on plan assets        (55)        (45)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   75      $   59      $   85      $   21
                                   ======      ======      ======      ======








                                   - 18 -











                                        Pension              Postretirement
                                   ------------------      ------------------
                                     9-months ended          9-months ended
                                   ------------------      ------------------
                                        Sept. 30,               Sept. 30,
                                   ------------------      ------------------
                                    2005        2004        2005        2004
                                   ------      ------      ------      ------
Benefits earned during year        $  159      $  105      $   81      $   18
Interest cost                         171         158          84          27
  Amortization of:
Prior service cost                     12          15           -           -
Unrecognized net loss (gain)           48          33          54           6
Unrecognized net obligation             -           -          36          12
Expected return on plan assets       (165)       (135)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $  225      $  176      $  255      $   63
                                   ======      ======      ======      ======


     In May 2005, the Company made a required payment of $383,602 to the Metals pension plan.

     The following tables present the components of net periodic benefit costs for Plastics pension and other postretirement plans for the three and nine month periods ended September 30, 2005 and 2004 (000's)(unaudited):


                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                        Sept. 30,               Sept. 30,
                                   ------------------      ------------------
                                    2005        2004        2005        2004
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $   15
Interest cost                          56          56          12          31
  Amortization of:
Unrecognized net loss (gain)           15          17           -           4
Expected return on plan assets        (71)        (43)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $    -      $   30      $   12      $   50
                                   ======      ======      ======      ======













                                     - 19 -





                                        Pension              Postretirement
                                   ------------------      ------------------
                                     9-months ended          9-months ended
                                   ------------------      ------------------
                                        Sept. 30,               Sept. 30,
                                   ------------------      ------------------
                                    2005        2004        2005        2004
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $   45
Interest cost                         168         168          36          93
  Amortization of:
Unrecognized net loss (gain)           45          51           -          12
Expected return on plan assets       (213)       (129)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $    -      $   90      $   36      $  150
                                   ======      ======      ======      ======

     In October 2005, the Company made a required payment of $362,691 to the Plastics pension plan.


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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to
  Three Months Ended September 30, 2004

     Net sales, gross margins and EBITDA percentages for the three months ended 2005 and 2004 are as follows. The percentages of EBITDA to net sales exclude corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the three month periods ended September 30, 2005 and 2004 are 7.7% and 10.0%, respectively ($'s in 000's):
                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2005       2004     2005    2004    2005    2004
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels $   5,371  $   5,777   17.1%   21.3%   11.0%   16.8%
Cylinders            5,104      4,473   17.2%    9.5%    9.4%   (0.5%)
Grating              1,954      2,449   20.9%   24.9%    7.9%   13.5%
Plastics             4,865      4,402   18.2%   17.4%   12.6%   12.9%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  17,294  $  17,101   17.9%   17.7%   10.6%   10.8%
                 =========  =========  ======  ======  ======  ======
                                    - 20 -
     Net sales for the third quarter of 2005 were up slightly from the third quarter of 2004. Such increase reflects sales increases in our cylinders and plastics segments offset, for the most part, by reduced sales in our pressure vessel and grating segments. The increases in the cylinder and plastics segments primarily reflects the higher backlog of these operations at June 30, 2005 compared to June 30, 2004. Orders during the latter months of the 2005 third quarter have slowed somewhat and backlogs at these two operations have declined approximately 20% in total from June 2005 to September 2005. [The Company considers this decline temporary and does not expect this trend to continue.] The decrease in pressure vessel sales is attributable to both a vendor delay in the manufacture and delivery of raw material as well as a scheduled summer shut down of the plant. The backlog at the pressure vessel segment continues to grow and, compared to comparable periods in 2004, was up 50% at June 30, 2005 and up 37% at September 30, 2005. The decrease in grating sales reflects the impact of additional competition from local Chinese businesses, [which situation is expected to continue throughout the year.]

     Gross margin as a percentage of sales in the third quarter of 2005 also increased slightly compared to the same quarter in 2004. This increase reflects the same pattern as the increase discussed above regarding net sales. Gross margin increases in the cylinder and plastics segments were offset, for the most part, by decrease in gross margin in the pressure vessel and grating segments. The increases in gross margin percentage at the cylinder and plastics segments are primarily attributable to the increases in sales which generated improved efficiencies at those segments. The decrease in gross margin percentage at the cylinder segment primarily reflects the negative impact from decreased sales resulting from a delay in the delivery of raw material which also caused operating inefficiencies. Offsetting these negative impacts at the cylinder segment was the receipt of an additional business interruption insurance payment of $114,000 related to a plant accident noted in the Company's first quarter filing. The decrease in gross margin in the grating segment reflects the negative impact from reduced sales as noted above.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales was slightly lower in the third quarter of 2005 compared to 2004 primarily due to a higher amount of other income in 2004 as discussed below. A reconciliation of EBITDA to operating income for the three months ended September 30, 2005 and 2004 by segment and corporate and other is as follows (000's)(unaudited):

                               Operating    Deprec-
                                  Profit     iation     EBITDA
                               ---------  ---------    ---------
2005:
-----
Pressure vessels                $    460   $    130    $    590
Cylinders                            440         38         478
Grating                              187        (32)        155
Plastics                             412        200         612
Corporate and other                 (512)        11        (501)
                                --------   --------    --------
  Totals                             987   $    347    $  1,334
                                           ========    ========
Gain on debt extinguishment        3,450
                                --------
  Operating profit              $  4,437
                                ========



                                    - 21 -
2004:
-----
Pressure vessels                $    825   $    147    $    972
Cylinders                            (69)        45         (24)
Grating                              331          -         331
Plastics                             339        227         566
Corporate and other                 (151)        10        (141)
                                --------   --------    --------
  Totals                        $  1,275   $    429    $  1,704
                                ========   ========    ========


Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the third quarter of 2005 were $2.1 million, virtually the same as the expenses for the third quarter of 2004. There were no significant variances in expenses from the current quarter of 2005 to the comparable quarter of 2004. Changes in segment expense for the comparable quarters are mainly due to changes in volume in the applicable segment. As a percentage of sales, SGA expenses decreased to 12.3% for the third quarter of 2005 compared to 12.5% for the same quarter of 2004 as overall expenses remained constant with the slight increase in sales. [The Company continues to look for ways to cut costs in all areas.]

Gain on Debt Extinguishments

     There was a $3.4 million gain on extinguishment of debt in the third quarter of 2005 but no such gain in the comparable 2004 quarter. The gain was related to the NapTech settlement as more fully described in Note 2: Recent Developments.

     [The Company is currently investigating other recapitalization scenarios that include, among other things, the use of additional private capital fund financing to repurchase at discounts some portion or all of our senior and unsecured subordinated notes payable.]

Other Income, net

     Other income, net for the third quarter of 2005 was $28,000, compared to other income, net of $379,000 for the third quarter of 2004. There were no significant offsetting items of other income and expense in the 2005 period. Significant items in the 2004 period included other income of $270,000, relating to an adjustment of the Louisiana environmental reserve and $50,000 relating to the repayment of a previously written off advance.

Minority Interests

     Minority interests for the third quarter in 2005 and 2004 was $62,000 and $115,000, respectively. These amounts represent the income during the quarter allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership.

Interest Expense

     Interest expense for the third quarter of 2005 was $2.3 million compared to $2.0 million for the third quarter of 2004. The significant interest increases were $191,000 for interest accrued on the Senior Note interest that the Company was not able to make in January, April and July of 2005, as discussed earlier under Note 2: Recent Developments, $104,000 for interest expensed in connection with the July 2005 supplemental loan to the Wachovia credit facility as described earlier under Note 2: Recent Developments - NapTech Settlement and $62,000 related to a higher level of amortization of deferred financing costs and estimated warrant value. Offsetting a portion of


                                    - 22 -
these increases was a $119,000 decrease in interest expense as a result of the NapTech settlement as referred to above in the caption "Gain on Debt Extinguishments". The remaining net increase in expense is primarily due to an increase in interest rates in the 2005 period over the 2004 period.

Income Taxes

     There was a tax provision of $35,000 in the third quarter of 2005 compared to no tax provision in the third quarter of 2004. This provision is at the Company's Chinese subsidiary, whose tax holiday ended in April, 2005. The Company has net operating loss carryforwards for federal tax return reporting purposes totaling $64.1 million at December 31, 2004. The years in which such net operating losses expire are as follows (000's):
                        Year ending December 31:
                        ------------------------------
                        2007                  $  6,067
                        2008                       609
                        2009                     3,235
                        2010                     2,520
                        After 2010              51,666


     [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of September 30, 2005 [and to continue to do so during 2005 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]


Nine Months Ended September 30, 2005 Compared to
  Nine Months Ended September 30, 2004

     Net sales, gross margins and EBITDA percentages for the nine months ended 2005 and 2004 are as follows. The percentages of EBITDA to net sales excludes corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the nine month periods ended September 30, 2005 and 2004 are 9.5% and 9.8%, respectively ($'s in 000's):

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2005       2004     2005    2004    2005    2004
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels $  17,426  $  16,149   23.0%   21.8%   17.0%   17.7%
Cylinders           15,763     13,750   17.3%   15.0%    9.1%    3.4%
Grating              5,768      7,092   23.0%   24.2%   11.0%   13.2%
Plastics            15,093     13,468   17.5%   17.6%   12.1%   12.6%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  54,050  $  50,459   19.8%   19.1%   12.7%   11.8%
                 =========  =========  ======  ======  ======  ======

     Net sales for the first nine months of 2005 were up $3.6 million, 7.1%, from the comparable period in 2004. Such increase reflects sales increases at all of the domestic operations which offset reduced sales of grating at our Chinese joint venture. The increased domestic sales primarily is the result of the 54% increase in the domestic backlog going into the 2005 year over the backlog that existed going into the 2004 year and increased orders in the first half of 2005 over the first half of 2004. Pressure vessels sales would have been even higher in the first nine months of 2005 were it not for both a plant accident in January 2005 that crippled that plant's heat treating operation, preventing this division from completing and shipping product for a period in excess of five weeks, which negatively impacted the division's ability to take on additional new business, as well as a third quarter vendor delay in the manufacture and delivery of raw material. [The increase in cylinder sales over the prior year for the fourth quarter of 2005 is not expected to continue due to a slow down in orders late in the third quarter. The Company does not believe that this is any indication of a trend in the business.] The decrease in grating sales reflects the impact of additional competition from local Chinese businesses, [which situation is expected to continue throughout the year.]

     Gross margin as a percentage of sales in the first nine months of 2005 compared to the first nine months of 2004 increased to 19.8% from 19.1%. This increase reflects increases in the gross margin percentage in the pressure vessel and cylinder segments offset, to some extent, by a decrease of 1.2% in the gross margin percentage in the grating segment and a slight overall decrease in margin percentage in the plastic segment The increases in the pressure vessel and cylinder margins as a percentage of sales are primarily due to the increased sales in those segments over the prior year which generated improved efficiencies of operation. The pressure vessel margin increase would have been larger were it not for the unreimbursed costs and inefficiencies resulting from the plant accident in the first quarter of 2005 as noted above. Although approximately $714,000 has been received from business interruption insurance, the Company calculates that this amount does not cover the costs incurred and opportunities lost. The decrease in grating gross margin percentage is primarily the result of the decrease in sales as noted above. The decrease in gross margin percentage in the plastics segment is due primarily to a more favorable product mix in 2004, higher plant inefficiencies in 2005 related to new molds and higher material costs that have yet to be passed on to customers.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales was higher in the first nine months of 2005 compared to 2004 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the nine months ended September 30, 2005 and 2004 by segment and corporate and other is as follows (000's)(unaudited):


                               Operating    Deprec-
                                  Profit     iation     EBITDA
                               ---------  ---------    ---------
2005:
-----
Pressure vessels                $  2,568   $    402    $  2,970
Cylinders                          1,331        108       1,439
Grating                              614         23         637
Plastics                           1,223        603       1,826
Corporate and other               (1,745)        32      (1,713)
                                --------   --------    --------
  Totals                           3,991   $  1,168    $  5,159
                                           ========    ========
Gain on debt extinguishment        3,450
                                --------
  Operating profit              $  7,441
                                ========

2004:
-----
Pressure vessels                $  2,415   $    441    $  2,856
Cylinders                            319        144         463
Grating                              939          -         939
Plastics                           1,009        692       1,701
Corporate and other               (1,023)        31        (992)
                                --------   --------    --------
  Totals                           3,659   $  1,308    $  4,967
                                           ========    ========
Gain on debt extinguishment        3,540
                                --------
  Operating profit               $ 7,199
                                ========


Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first nine months of 2005 were $6.8 million, up $98,000 from the expenses for the first nine months of 2004. This increase reflects the net of $187,000 in additional divisional expense offset partially by a reduction of $89,000 in corporate expense. Of the divisional increase, $234,000 was in the pressure vessel segment and related primarily to an increase of $153,000 in sales commissions due to an increase in foreign sales. The decrease in corporate expenses reflects reductions in both staff and operating expenses. As a percentage of sales, SGA expenses decreased to 12.5% for the first nine months of 2005 compared to 13.2% for the first nine months of 2004 as, even with higher sales, and excluding the increase in sales commissions, the Company recorded lower expenses in 2005 than in 2004. [The Company continues to look for ways to cut costs in all areas.]

Gain on Debt Extinguishments

     There was a $3.4 million gain on extinguishment of debt in the first nine months of 2005 compared to $3.5 million of gains on extinguishment on debt in the first nine months of 2004. The gain in 2005 was related to the NapTech settlement as more fully described in Note 2: Recent Developments. Of the gains in 2004, $3.3 million was related to the SFSC Settlement and $0.2 million was related to the 13% Senior Note second Consent Solicitation, all as more fully described in the Company's December 31, 2004 annual filing on Form 10-K.

     [The Company is currently investigating other recapitalization scenarios that include, among other things, the use of additional private capital fund financing to repurchase at discounts some portion or all of our senior and unsecured subordinated notes payable.]


Other Income

     Other income for the first nine months of 2005 was $41,000, compared to other income of $662,000 for the first nine months of 2004. There were no significant offsetting items of other income and expense in the 2005 period. Significant items in the 2004 period included other income of $601,000, relating to an adjustment of the Louisiana environmental reserve, other expense of $288,000, related to the costs to complete the consolidation of the cylinder operations into one facility in Libertyville, IL. and other income of $50,000 relating to the repayment of a previously written off advance. There were no other significant items in the 2004 period.

Minority Interests

     Minority interests for the first nine months of 2005 and 2004 were $206,000 and $326,000, respectively. These amounts represent the income during the period allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. From a balance sheet perspective, minority interest was reduced by the minority ownership of the 2005 declared and paid dividend.

Interest Expense

     Interest expense for the first nine months of 2005 was $6.6 million compared to $5.8 million for the first nine months of 2004. The significant interest increases were $390,000 for interest accrued on the Senior Note interest that the Company was not able to make in January, April and July of 2005, as discussed earlier under Note 2: Recent Developments, $278,000 for interest expensed in connection with the May 2004 supplemental loan to the Wachovia credit facility (as described in the Company's December 31, 2004 filing on form 10-K) and the July 2005 supplemental loan to the Wachovia credit facility (as described earlier under Note 2: Recent Developments - NapTech Settlement) and $300,000 related to a higher level of amortization of deferred financing costs and estimated warrant value. Offsetting a portion of these increases was a $120,000 decrease in interest expense as a result of the NapTech Settlement and a $111,000 decrease in interest expense as a result of the SFSC Settlement as referred to above in the caption "Gain on Debt Extinguishments". The remaining net increase in expense is primarily due to an increase in interest rates in the 2005 period over the 2004 period.

Income Taxes

     There was a tax provision of $46,000 in the first nine months of 2005 compared to no tax provision in the first nine months of 2004. This provision is at the Company's Chinese subsidiary, whose tax holiday ended in April, 2005. The Company has net operating loss carryforwards for federal tax return reporting purposes totaling $64.1 million at December 31, 2004. The years in which such net operating losses expire are as follows (000's):
                        Year ending December 31:
                        ------------------------------
                        2007                  $  6,067
                        2008                       609
                        2009                     3,235
                        2010                     2,520
                        After 2010              51,666


     [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of September 30, 2005 [and to continue to do so during 2005 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]


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

                                   - 26 -
Recent Events

NapTech Settlement

     On April 26, 2005 a judgment was entered in Louisiana in favor of Shaw Naptech, Inc. ("Naptech") against various parties, including the Company. On July 8, 2005, the Company entered into a Settlement Agreement with Naptech pursuant to which the Company paid NapTech $1.65 million in settlement of the Company's indebtedness to NapTech of approximately $5.1 million under a promissory note and the related judgment. As a result of the NapTech settlement, Reunion recognized a gain on debt extinguishment of $3.4 million in the third quarter of 2005.

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


13% Senior Notes

	On February 3, 2005, the Company announced that it was unable to make a $2,928,000 interest payment by February 2, 2005 to the holders of the
Company's 13% Senior Notes. Holders of more than 80% of the principal amount of such Senior Notes agreed to enter into a Standstill Agreement with the Company, pursuant to which such holders agreed that they would not exercise and will cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to such notes, with respect to this payment default or with respect to a potential event of default if the Company failed to make the next scheduled
interest payment due April 1, 2005 (which the Company did not make).   In the
Standstill Agreement, such holders agreed to defer such interest payments to December 2006.

      The Company also failed to make the interest payments on the Senior Notes that were due on July 1 and October 1, 2005, each in the amount of $0.7 million. As a result, events of default have occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (the "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among

Wachovia, the holders of the Senior Notes and certain other lenders, the holders of approximately 95% of the Senior Notes may not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding the acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration.


Defaults and Waivers Under the Wachovia Loan Facility and the LCC Debt

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

	As described above under "13% Senior Notes", the Company is in default with respect to such notes. This default also constitutes a cross default under the Company's loan and financing agreements with each of Wachovia and LCC. Such defaults have not been waived by Wachovia or LCC and the Company is currently in default under the Wachovia Loan Agreement and under its note payable to a private capital fund, LCC.


Sale of Assets

     The Company's management, having reevaluated the Company's ability to service its debt and meet future obligations, is investigating the sale of certain assets in order to generate liquidity. These asset sales may take one or more forms including, but not limited to, the sale of a division or piecemeal sales of assets including real estate, buildings, machinery and equipment and/or intangibles. The Company's management cannot provide any assurances that any asset sales will occur or, if asset sales do occur, that such sales will generate sufficient liquidity for the Company.

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

SUMMARY OF 2005 ACTIVITIES

     Cash and cash equivalents totaled $1.5 million and $1.1 million at September 30, 2005 and December 31, 2004, respectively. This increase of $0.4 million primarily resulted from the use of $3.1 of cash in financing activities being more than offset by $3.5 million in cash from investing and operating activities. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers. The domestic portion of the cash, $0.8 million, will be applied to our Wachovia revolving credit facility as the funds clear the banking system.

Operating Activities

     Operating activities provided $78,000 in cash in the first nine months of 2005 as reductions in receivables and inventories from continuing operations combined with depreciation and amortization to offset the payment of trade payables.

Investing Activities

     Investing activities generated $3.4 million as the sales of the springs segment and Rostone, as described above, were offset by capital expenditures of $0.3 million.

Financing Activities

     The Company used $3.1 million in financing activities during the first nine months of 2005. Payments of debt included $477,000 in scheduled repayments of the Wachovia term loan, additional repayments of $1.1 million on existing non-revolving credit debt in connection with the sale of the springs segment and the Rostone business, as described above, and repayments of $1.7 million in connection with the NapTech settlement as described above in Note 2 to the financial statements. As described in the NapTech settlement, the Company entered into an additional $3.1 million supplemental loan. In addition, there were $2.9 million of repayments of the revolving credit facility borrowings. The Company's China subsidiary paid a dividend in 2005, a portion of which went to that subsidiary's minority interest owners.


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

Reunion's bank financing is currently in default

     We are currently in default on our senior notes and bank financing, which has caused cross default provisions in other debt. There are a number of standstill provisions that exist in a previously executed Intercreditor and Subordination Agreement that generally prohibit the senior note holders and other lenders from commencing any action against the Company until a certain specified time after notification to our senior bank lender, Wachovia. At this time, no such notification has been received by Wachovia or the Company. However, any such notification would have adverse consequences on the liquidity, financial position and operations of the Company. Although the Company is investigating the possibility of obtaining waivers of these defaults from its various lenders, no assurances exist that such waivers can be obtained.

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

Reunion is a going concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2005, the Company has a deficiency in working capital of $37.3 million, a loss from continuing operations before gain on debt extinguishment for the nine months then ended of $2.8 million and a deficiency in assets of $24.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

       We successfully refinanced our bank debt in December 2003 and have extinguished a significant portion of our obligations under various debt instruments over the past year. These steps have improved liquidity and deferred the principal maturities on a significant portion of our debt. However, as described above in "Recent Events" and in Note 2 of Notes to Consolidated Financial Statements in Part I of this Report, we are currently in default under our 13% Senior Notes, our loan agreement with Wachovia Bank and a note payable to a private fund lender (LCC).

     As noted above, the Company is investigating other recapitalization scenarios and possible asset sales in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although we believe we can accomplish these plans, no assurances exist that we will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in the market risk factors which affect the Company since the end of the preceding fiscal year.

Item 4. Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, Reunion's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Reunion's disclosure controls and procedures as defined in Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Reunion's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Reunion's management, including its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Reunion's internal control over financial reporting to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, Reunion's internal control over financial reporting. Based on that evaluation, corrective action has been implemented in the Plastics operations to correct the weaknesses in plant reporting and supervision responsibilities noted in the Company's latest annual report filing on Form 10-K. No other deterioration or changes were noted.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company in involved in various legal proceedings and environmental matters. See "Item 1. Financial Statements, Note 6: Commitments and Contingent Liabilities" in Part I of this Report.


Item 3.   Defaults Upon Senior Securities

	The Company is in default on its 13% Senior Notes, which has resulted in cross defaults under its Wachovia loan agreement and a note payable to a private fund lender (LCC). See "Item 1. Financial Statements, Note 2: Recent Developments - 13% Senior Notes" In Part I of this Report.

Item 6.   Exhibits and Reports on Form 8-K

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

Date:  November 11, 2005                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

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

Date:  November 11, 2005

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

Date:  November 11, 2005

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended September 30, 2005, I, Charles E. Bradley, Sr., Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-Q for the quarter ended September 30, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   September 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: November 11, 2005

/s/ Charles E. Bradley, Sr.
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended September 30, 2005, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:


1. this Form 10-Q for the quarter ended September 30, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   September 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: November 11, 2005

/s/ John M. Froehlich
---------------------------
Chief Financial Officer