Form 10-K
period 2005-12-31
REUNION INDUSTRIES INC
filed 2006-04-17
CIK 1003429

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004
                                  FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2005

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
      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.        Yes       No  X
                                                      -----   -----
Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.       Yes       No  X
                                                      -----   -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No
                                                      -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

Indicate by check mark whether the Registrant is a
Large accelerated filer     Accelerated filer     Non-accelerated filer X
                       ---                   ---                       ---

Indicate by check mark whether the Registrant is a shell company Yes   No X
                                                                    ---  ---

At March 15, 2006, 16,656,519 shares of common stock were issued and outstanding. As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the high and low sales prices on the American Stock Exchange) was $1,155,333.

DOCUMENTS INCORPORATED BY REFERENCE: Part III, Items 10 through 14 of this report are incorporated from the Registrant's definitive proxy statement to be filed on or before May 1, 2006.
==============================================================================




                           REUNION INDUSTRIES, INC.
                              TABLE OF CONTENTS
                                                                      Page No.
                                                                      --------
                                    PART I

Item 1.   Business                                                        4
Item 2.   Properties                                                      6
Item 3.   Legal Proceedings                                               7

                                   PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                                   8
Item 6.   Selected Financial Data                                         8
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk     26
Item 8.   Consolidated Financial Statements and Supplementary Data       27
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures                      27
Item 9a.  Controls and Procedures                                        27

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant             28
Item 11.  Executive Compensation                                         28
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                        28
Item 13.  Certain Relationships and Related Transactions                 28
Item 14.  Principal Accounting Fees and Services                         28

                                   PART IV

Item 15.  Exhibits, Financial Statements Schedules,
            and Reports on Form 8-K                                      29

SIGNATURES                                                               30

	FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are intended to be covered by the safe harbors created thereby. The forward-looking statements that are contained in this report are enclosed in brackets [ ] for ease of identification. Note that all forward-looking statements involve risks and uncertainties. Factors which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements include, but are not limited to, the strengths of the markets which the Company serves, the Company's ability to generate liquidity and the Company's ability to service its debts and meet financial covenants. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

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

	The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements. Such products include large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and metal bar grating. Until December 2005, the Company's products included precision plastic components made by its thermoplastics division ("Oneida"). During the year 2005, the Company decided to exit the plastics business and, effective March 1, 2006, Oneida was sold. See ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, SUBSEQUENT EVENTS-Sale of Oneida. Previously, during the year 2004, the Company decided to exit the thermoset plastics portion ("Rostone") of its plastics segment. The Rostone business was sold in the first quarter of 2005. Until December 2004, the Company's products also
included leaf springs.  Such business was sold in January 2005.   Prior to
2003, the Company's products also included heavy duty cranes, bridge structures and materials handling systems. These businesses were sold during 2002. All of these sold businesses are reported as discontinued operations.

     The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals and electronics. The Company's continuing operations are comprised of the following businesses.

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

     Shanghai Klemp Metal Products Co., Ltd. Located in Shanghai, China, this business was formed in 1995 when the Company entered into a joint venture agreement with two other Chinese based affiliates. The Company has a 65% interest in the joint venture. In 1999, the Company adopted a plan to exit the grating manufacturing business and was able to sell all of its grating businesses, with the exception of this business in China, in that year. This grating business was classified as a discontinued business from that time until the year 2004. In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture and now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners' expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and returned it to continuing operations effective at the beginning of 2004

     Markets and Customers.   Our businesses operate in mature markets.
Except for pressure vessels, products are sold in highly competitive markets both in the U.S. and internationally and compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies, on the basis of price, service, quality and the ability to supply customers in a timely manner. CPI is the largest provider of pressure vessels in the U.S. Many of our competitors have financial and other resources that are substantially greater than ours. [Competitive pressures or other factors could cause us to lose market share or erode prices which could negatively impact the Company's results of operations.]

     Individual customers sometimes account for more than 10% of a business unit's sales. However, during 2005, no customer accounted for more than 10% of consolidated sales.

     Sales and Marketing.   We market and distribute our products in a variety
of ways including in-house marketing and sales personnel at all of our divisions, domestic independent and manufacturer representatives, domestic and international agents and independent distributors that specialize in metal products.

     Raw Materials.   The major raw materials used in our businesses include
welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions, all of which are supplied by various domestic sources. Prices began to rise half way through the 2004 year and continued to rise in 2005. [Increases in the prices of raw materials could negatively affect our operating results if they cannot be passed on to our customers.]

     Backlog.   Our U.S. backlog, which the Company believes is firm, was
$ 22.2 million at December 31, 2005 and $16.0 million at December 31, 2004. As of February 28, 2006, such backlog continued to increase and was approximately $28.0 million at that date.

    Research and Development.   Our research and development activities relate
to improving the quality and performance of our products. We also develop ways to meet the design requirements and specifications of customers that require customized products. To do this, there are engineering departments at all manufacturing divisions. Products are not materially dependent on any patents, licenses or trademarks.

REPORTABLE SEGMENT DATA - See PART IV, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 17 of this report for financial information about Reunion's segments. See Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, of this report for financial information about geographic areas.

Employees

     At December 31, 2005, Reunion Industries employed 354 full time employees in its continuing businesses, both in the United States and in China, of which 9 were Corporate employees. The Company believes its relations with its employees are good. A breakdown of the Company's workforce by location and function at December 31, 2005 is as follows.

                                          General and
 Location             Manufacturing      Administrative      Total
 --------           -----------------   -----------------    -----
                    Union   Non-Union   Union   Non-Union
                    -----   ---------   -----   ---------
McKeesport, PA      86(1)       6       8(1)       12         112
Libertyville, IL               98                  21         119
Shanghai, China                91                  22         113
Beijing, China                                      1           1

Corporate:
Pittsburgh, PA                                      9           9
                   ---        ---       -         ---       -----
  Totals            86        195       8          65         354
                   ===        ===       =         ===       =====
(1)  United Steelworkers of America - Contract expires May 31, 2006.
							- 5 -

  The employee in Beijing, China is a Chinese national and relates to seamless pressure vessel sales efforts in that region. The employees in Shanghai, China are Chinese nationals and relate to the Company's grating subsidiary. These Chinese nationals are not covered by a union nor are they covered by any benefit or insurance plans sponsored by the Company.

     As of December 31, 2005, approximately 27% of the Company's workforce was covered by collective bargaining agreements, all of which expire May 1, 2006.

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

ITEM 1A. 	RISK FACTORS

	See ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, FACTORS THAT COULD EFFECT FUTURE RESULTS, for risk factors applicable to the Company.

ITEM 2.     PROPERTIES

     The Company has a total of 37.0 acres and approximately 85,500 square feet under roof being used for ongoing operations. Except for CPI's sales office in Beijing, China and the Company's corporate offices sites in Pittsburgh, PA, which are administrative, all locations are both manufacturing and administrative facilities:

                         Approx.
                         Square      Land              Expiration
Location                  Feet       Acres     Title       Date
--------                 -------    -------    -----   ----------
McKeesport, PA           603,000      37.0     Owned         -
Beijing, China             1,000        -      Leased    10/31/07
Shanghai, China           20,500               Leased    01/01/25
Libertyville, IL          56,000        -      Leased    12/31/13
Headquarters:
       Pittsburgh, PA      8,000        -      Leased     4/30/07


	The operations in Libertyville, IL include the operations of a business relocated from the Company's Milwaukee, WI facility. The Company also has land and a building in Lafayette, IN that housed the Company's Rostone operation that was sold in 2005. Both the Milwaukee, WI and Lafayette, IN properties are being held for sale. The land and buildings associated with the Company's Oneida operations are treated as discontinued businesses and were part of the Oneida sale in March 2006. The Company's owned properties are subject to mortgages in favor of its lenders.

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

Asbestos (ORC)
--------------

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company (currently owned by Rockwell Automation), a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed, pursuant to a contractual obligation to do so. Subsequent to this acceptance in the first lawsuit, Allen-Bradley Company has accepted and defended all additional lawsuits, a total of 200 separate actions, that the Company has tendered.

Asbestos (Alliance)
-------------------

     The Company has been named in approximately 2,600 separate asbestos suits filed since January 1, 2001 by various plaintiffs' law firms in Michigan, Pennsylvania, Ohio, Illinois, Maryland, Alabama and W. Virginia. The claims are primarily directed against over 100 defendants, including Reunion, and allege that cranes from the Company's former crane manufacturing location in Alliance, OH, were present in various steel mills located in those states and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the various Courts' Case Management Orders. Counsel for the Company has successfully resolved approximately 500-600 cases with no cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part other manufacturers provided contained any dangerous or toxic materials. It has been further denied that the Company was otherwise advised by component part manufacturers that component parts could be hazardous, or otherwise constitutes a health risk. The Company intends to vigorously defend against these lawsuits.

	PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

     Reunion Industries' common stock is traded on the American Stock Exchange. As of March 15, 2006, there were 809 holders of record of Reunion Industries' common stock with an aggregate of 16,656,519 shares outstanding. The table below reflects the high and low sales prices for the quarterly periods for 2005 and 2004.

QUARTER ENDED                                        High          Low
-------------                                       ------        ------
2005
     March 31.......................................$0.390        $0.250
     June 30........................................$0.320        $0.150
     September 30...................................$0.220        $0.150
     December 31....................................$0.360        $0.200

2004
     March 31.......................................$0.680        $0.320
     June 30........................................$0.600        $0.310
     September 30...................................$0.550        $0.250
     December 31....................................$0.500        $0.220

     No cash dividends have been declared or paid during the past two fiscal years. Cash dividends are limited by the availability of funds, by restrictions contained in our loan agreements and by statutory restrictions on a corporation's payment of dividends when it has negative net worth. [We do not anticipate paying cash dividends on our common stock in the foreseeable future.]

Equity Compensation Plan Information

     Securities issued, and securities available, under equity compensation plans as of December 31, 2005 are as follows:

                                                  Equity Compensation Plans
                                                 ---------------------------
                                                 Approved by    Not Approved
                                                 Security        by Security
                                                 Holders             Holders
                                                ------------   ------------
Number of common stock shares to be issued upon
  exercise of outstanding options                  1,370,000            -
                                                   =========      =========
Weighted-average exercise price of
  outstanding options                                  $0.25            -
                                                   =========      =========
Number of common stock shares remaining available
  for future issuance under equity
  compensation plans (excluding outstanding
  options)                                           354,600            -
                                                   =========      =========

ITEM 6. SELECTED FINANCIAL DATA

     All data is reported in thousands, except for per-share data. The data is derived from the consolidated financial statements presented in Item 15 which also should be read. Effective January 1, 2002, we ceased amortizing goodwill.

Year Ended December 31,         2005      2004      2003     2002      2001
                              --------  -------- --------  --------  --------
EARNINGS DATA:

Net sales (1)                 $ 49,727  $ 50,715 $ 39,262  $ 35,404  $ 58,179
Cost of sales                   39,848    40,914   32,032    30,969    47,713
                              --------  -------- --------  --------  --------
Gross profit                     9,879     9,801    7,230     4,435    10,466
Selling, general and
  administrative expenses        7,046     7,152    7,722     9,311    10,168
Gain on extinguishment of debt  (3,450)   (3,540) (10,991)        -         -
Provision for restructuring          -         -        -         -     6,811
Other (income) expense, net       (203)     (798)    (293)     (919)     (594)
                              --------  -------- --------  --------  --------
Operating profit (loss)          6,486     6,987   10,792    (3,957)   (5,919)
Interest expense, net(2)         8,906     7,933    6,902     8,010     7,021
                              --------  -------- --------  --------  --------
Income (loss) from continuing
  operations before income
  taxes and minority interests  (2,420)     (946)   3,890   (11,967)  (12,940)
Provision for (benefit from)
  income taxes                      49         -        -        -     12,678
                              --------  -------- --------  --------  --------
Income (loss) from
  continuing operations
  before minority interests     (2,469)     (946)   3,890   (11,967)  (25,618)

Less: minority interests	     211       330        -         -         -
                              --------  -------- --------  --------  --------
Income (loss) from
  continuing operations       $ (2,680) $ (1,276) $ 3,890  $(11,967) $(25,618)
					========  ======== ========  ========  ========

Income (loss) from continuing
  operations applicable to
  common stockholders         $ (2,680) $ (1,276) $ 3,890  $(11,967) $(25,618)
                              ========  ======== ========  ========  ========
Weighted average common shares
  Outstanding - basic           16,479    16,279   16,279   15,591    15,587
                              ========  ======== ========  ========  ========
Weighted average common shares
  Outstanding - diluted         16,479    16,279   16,654   15,591    15,587
                              ========  ======== ========  ========  ========
Income (loss) from continuing
  operations per common share
  - basic                     $  (0.16) $  (0.08)$   0.24  $  (0.77) $ (1.64)
                              ========  ======== ========  ========  ========
Income (loss) from continuing
  operations per common share
  - diluted                   $  (0.16) $  (0.08)$   0.24  $  (0.77) $ (1.64)
                              ========  ======== ========  ========  ========

OPERATING AND OTHER DATA:
Cash flow from (used in)
  operating activities(3)     $    139  $ (3,323)$ (2,665) $   (979) $  5,050
                              ========  ======== ========  ========  ========
Cash flow from (used in)
  investing activities(3)     $  3,095  $   (780)$    173  $ 27,931  $ (2,532)
                              ========  ======== ========  ========  ========
Cash flow from (used in)
  financing activities(3)     $ (2,311) $  4,565 $  2,440  $(27,337) $ (3,863)
                              ========  ======== ========  ========  ========
Depreciation and
  amortization(4)             $    720  $    804 $    949  $  1,088  $  3,372
                              ========  ======== ========  ========  ========
Capital expenditures(5)       $    472  $    546 $    104  $    139  $    281
                              ========  ======== ========  ========  ========

BALANCE SHEET DATA:

Total assets                  $ 51,260  $ 56,596 $ 51,523  $ 51,009  $ 84,416
                              ========  ======== ========  ========  ========
Debt in default               $ 43,236  $      - $      -  $ 40,049  $ 64,389
                              ========  ======== ========  ========  ========
Revolving credit facility     $      -  $ 14,485 $  9,214  $      -  $      -
                              ========  ======== ========  ========  ========
Long-term debt(6)             $      -  $ 35,628 $ 31,915  $     61  $  3,793
                              ========  ======== ========  ========  ========
Stockholders' equity
  (deficit)                   $(27,517) $(25,583)$(27,755) $(30,840) $(17,245)
                              ========  ======== ========  ========  ========

EBITDA(7):                    $  3,756  $  4,251 $    750  $ (2,119) $  1,116
                              ========  ======== ========  ========  ========

(1) Represents sales from continuing operations. The Company has adjusted prior year financial data for the classifications of its Oneida division as discontinued operations.

(2)   Includes amortization of debt issuance expenses and estimated warrant
value of the following amounts for the following years:   2005: $1,241; 2004:
$1,002; 2003: $87; 2002: $754; and 2001: $1,011.

(3)   Not restated for discontinued operations.

(4) Excludes amortization of debt issuance expenses and depreciation and amortization related to discontinued operations. See note (2) above.

(5)   Excludes capital expenditures of discontinued operations.

(6)	Excludes borrowings under revolving credit facilities.

(7)   EBITDA is calculated as follows:

                                2005     2004     2003      2002      2001
                              -------- -------- --------  --------  --------
Income (loss) from continuing
  operations before taxes     $ (2,420)$   (946)$  3,890  $(11,967) $(12,940)
Interest expense, net(2)         8,906    7,933    6,902     8,010     7,021
Depreciation and
  amortization(4)                  720      804      949     1,088     3,372
Gain on extinguishment of debt  (3,450)  (3,540) (10,991)        -         -
Write-off of impaired goodwill       -        -        -         -     2,946
                              -------- -------- --------  --------  --------
     EBITDA                   $  3,756 $  4,251 $    750  $ (2,869) $    399
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

GENERAL

	The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements. Such products include large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and metal bar grating. Until December 2005, the Company's products included precision plastic components made by its thermoplastics division ("Oneida"). During the year 2005, the Company decided to exit the plastics business and, effective March 1, 2006, Oneida was sold. See Note 3: SUBSEQUENT EVENTS-Sale of Oneida. Previously, during the year 2004, the Company decided to exit the thermoset plastics portion ("Rostone") of its plastics segment. The Rostone business was sold in the first quarter of 2005. Until December 2004, the Company's products also included leaf springs.
 Such business was sold in January 2005.   Prior to 2003, the Company's
products also included heavy duty cranes, bridge structures and materials handling systems. These businesses were sold during 2002. All of these sold businesses are reported as discontinued operations.

     The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals and electronics. The Company's continuing operations are comprised of the following businesses.

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

	To induce LCC to purchase the additional junior participation interest in the Wachovia loan facility and to induce Web to purchase a 50% interest in such junior participation interest, Reunion issued two warrants, one to LCC and one to Web, to purchase, in each case, 387,500 shares of the Company's common stock at a price of $0.01 per share. These warrants are exercisable at anytime until July 12, 2010. The value of these warrants is estimated to be $85,000 using the Black-Scholes pricing model. The $85,000 was shown as a discount on the debt and will be amortized as interest expense over the life of the debt.

    	Reunion's indebtedness under the Wachovia loan facility, including the supplemental loans, is secured by liens on substantially all of Reunion's assets.

13% Senior Notes

	On February 3, 2005, the Company announced that it was unable to make a $2,928,000 interest payment by February 2, 2005 to the holders of the

Company's 13% Senior Notes. Holders of more than 80% of the principal amount of such Senior Notes entered into a Standstill Agreement with the Company, pursuant to which such holders agreed that they would not exercise and will cause the Trustee not to exercise any remedies provided for in the Indenture under which the Senior Notes were issued, or any other agreements related to such notes, with respect to this payment default or with respect to a potential event of default if the Company failed to make the next scheduled
interest payment due April 1, 2005 (which the Company did not make).   In the
Standstill Agreement, such holders agreed to defer such interest payments to December 2006.

     The Company also failed to make the interest payments on the Senior Notes that were due on July 1, October 1, 2005 and January 1, 2006, each in the amount of $0.7 million. As a result, events of default have occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (the "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders cannot commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding the acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration.

Defaults and Waivers Under the Wachovia Loan Facility and the LCC Debt

     On December 3, 2003, the Company entered into a revolving and term loan credit facility with Wachovia (formerly, Congress Financial Corporation). The Wachovia facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. In November 2004, Wachovia and the Company entered into an amendment of the revolving and term loan credit facility wherein Wachovia eliminated the fixed charge coverage ratio and reduced the monthly minimum EBITDA covenant going forward. Under the November 2004 amendment, the Company was required to maintain new minimum monthly amounts of EBITDA of $280,000 in November 2004, $290,000 in December 2004, $350,000 in January 2005, $280,000
in February 2005 and $300,000 per month thereafter. In January 2005, the Company failed to meet the minimum monthly amount, when it had an EBITDA loss for the month of $39,000. Wachovia waived this EBITDA shortfall.

	As described above under "NapTech Settlement", in April 2005, NapTech secured a judgment against the Company. The judgment obtained by NapTech constituted a cross default under the Wachovia Loan Agreement. Such default was waived by Wachovia.

	Through September 2005, the Company achieved the minimum monthly EBITDA required for compliance with the Congress covenant. However, as described above under "13% Senior Notes", the Company is in default with respect to such notes. This default also constitutes a cross default under the Company's loan and financing agreements with each of Wachovia and LCC and such defaults were not waived by Wachovia or LCC and the Company was in default under the Wachovia Loan Agreement and under its note payable to a private capital fund, LCC.

       In October and November of 2005, the Company was unable to achieve the required minimum monthly EBITDA covenant of $300,000. As a result, in December 2005, Congress formally declared a default under the loan and security agreement and began charging the default interest rate at such time on its revolving credit and term loans. The default interest rate is two percentage points higher than the non-default rate. (See PART IV, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 3: SUBSEQUENT EVENTS-Default Waivers)

Sale of Assets

     	During the first quarter of 2005, the Company sold all of the assets and liabilities of its leaf spring manufacturing segment, located in Miami, OK, to an unrelated entity for $792,000. Of this amount, $250,000 was used to pay down the private capital fund note payable secured by the real property, $41,000 was used to pay down the Wachovia term loan secured by the machinery and equipment and the remaining amount was used to reduce the borrowings under the revolving credit facility. The Company recorded a loss of $318,000 on such sale which was provided for in the Company's 2004 year.

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

SUBSEQUENT EVENTS

Sale of Oneida

       During the 2005 year, the Company decided to exit the plastics business. In early 2006, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of its Oneida business to an unrelated entity. On March 2, 2006, effective March 1, 2006, the Company completed the sale for a purchase price of $11,573,000 subject to a post-closing adjustment based on a closing balance sheet. Of the net sale proceeds, $300,000 was put into a one-year escrow as security for any claims by the buyer that may arise after the closing, $2,000,000 was used to pay down a note payable to a private capital fund that is secured by the real estate of the Company, $980,974 was used to completely pay off the existing Wachovia term loan and the remaining $7,917,405 was used to pay down the revolving credit facility.

Default Waivers

       In connection with the sale of Oneida, the Company and Wachovia entered into an amendment to the loan and security agreement wherein Wachovia waived the October and November defaults for failure to meet the minimum monthly EBITDA amount, waived the defaults arising from the Company's failure to make the interest payments to the holders of the 13% Senior Notes and lowered the monthly minimum EBITDA covenant requirement from $300,000 to $250,000 beginning in March 2006. LCC also waived such cross defaults. As a result, as of March 2006, the Company is not currently in default on its Wachovia or LCC debt.

Change in Officers

	Effective March 2, 2006, Charles E. Bradley, Sr. resigned his officership as Chairman of the Board of Directors and Chief Executive Officer of the Company. However, he will continue to serve as a director. Effective March 2, 2006, the Board of Directors elected Mr. Kimball J. Bradley Chairman of the Board of Directors and Chief Executive Officer.

Note Payable Settlements

	On March 2, 2006, the Company entered into a settlement agreement with the holder of a $1.017 million note payable from the Company wherein the
							- 13 -

Company agreed to pay the holder a total of $400,000 for such note and all accrued interest of $308,000. Such settlement was effected on March 3, 2006 and the Company will recognize a gain from this debt settlement in the first quarter of year 2006.

	On March 21, 2006, the Company entered into a settlement agreement with the Stanwich Financial Services Corp. Liquidating Agent ("SFSC") wherein the Company agreed to pay SFSC $1.125 million in settlement of its existing $4.290 million judgment note and all accrued interest. Such agreement is awaiting bankruptcy court approval in SFSC's Chapter 11 proceeding and will be paid promptly upon such approval.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to
  Year Ended December 31, 2004

Continuing Operations

  Net sales, gross margins and EBITDA percentages for 2005 and 2004 are as follows. The percentages of EBITDA to net sales exclude corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the years ended 2005 and 2004 are 7.6% and 8.4%.

                       Net Sales         Gross Margin       EBITDA
                  --------------------  --------------  --------------
                     2005       2004     2005    2004    2005    2004
                  ---------  ---------  ------  ------  ------  ------
Pressure vessels  $  22,894  $  22,921   21.8%   21.4%   15.9%   17.4%
Cylinders            19,611     18,488   16.8%   14.0%    7.8%    3.1%
Grating               7,222      9,306   22.3%   24.9%    9.5%   13.7%      -
                  ---------  ---------  ------  ------  ------  ------
  Totals          $  49,727  $  50,715   19.9%   19.3%   11.8%   11.5%
                  =========  =========  ======  ======  ======  ======

     Net sales for the year ended December 31, 2005 were down approximately 2% from the prior year. This decrease was net of a $1.1 million increase in sales at our cylinder operation offset by a $2.1 decrease in grating sales at our China joint venture. The increase in cylinders sales primarily reflects the higher backlog at the beginning of the year over the backlog that existed at the beginning of year 2004. Due to an improving economy, backlogs continued to grow throughout the 2005 year at both U.S. operations, and the U.S. backlog has continued to increase in the first two months of the 2006 year at the pressure vessel business. Pressure vessel sales were relatively flat from year to year but would have been higher for the 2005 year were it not for both a plant accident in January 2005 that crippled the plant's heat treating operation, preventing this division from completing and shipping product for a period in excess of five weeks which negatively impacted the division's ability to take on additional new business, as well as a vendor delay in the second half of the year in the manufacture and delivery of raw material. Material has now been received [and the recent declining trend in sales when compared to the prior period is expected to be reversed in the first quarter of 2006.] The reduction in sales at the grating business reflects increased competition in China, [a condition that is expected to level off in 2006].

     Gross margin as a percentage of sales increased from 19.3% in 2004 to 19.9% in 2005, as all U.S. operations had improving gross profit margins while margins in China declined. The increase in gross profit margins in the U.S. is primarily attributable to operating efficiencies from the increase in sales in 2005 combined with overall cost reduction efforts. The pressure vessel margin increase would have been larger were it not for the unreimbursed costs and inefficiencies resulting from the plant accident in the first quarter of 2005 as noted above. Although approximately $714,000 was received from business interruption insurance, the Company calculates that this amount does not cover the costs incurred and opportunities lost. The decrease in gross margin percentage in China is related to the reduction in sales volume in the face of increasing competition in China.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA as a percentage of sales increased in 2005 compared to 2004 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for 2005 and 2004 by segment and corporate and other is as follows (in thousands):

                               Operating
                                  Profit    Deprec-
                                   (Loss)    iation     EBITDA
                               ---------  ---------  ---------
2005:
-----
Pressure vessels                $  3,106   $    534   $  3,640
Cylinders                          1,398        134      1,532
Grating                              679          9        688
Corporate and other(1)            (2,147)        43     (2,104)
                                --------   --------   --------
  Totals                           3,036   $    720   $  3,756
                                           ========   ========
Gain on debt extinguishment        3,450
                                --------
  Operating profit              $  6,486
                                ========

2004:
-----
Pressure vessels                $  3,395   $    584   $      -   $  3,979
Cylinders                            409        171          -        580
Grating                            1,267          7                 1,274
Corporate and other(2)            (1,624)        42          -     (1,582)
                                --------   --------   --------   --------
  Totals                           3,447   $    804   $      -   $  4,251
                                           ========   ========   ========
Gain on debt extinguishment        3,540
                                --------
  Operating profit              $  6,987
                                ========

(1) Excludes gain on debt extinguishment of $3.450 million in 2005 and $3.540 million in 2004.
(2) Includes income totaling $0.6 million from reduction in environmental reserve.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for 2005 were $7.0 million, compared to $7.2 million for 2004. This decrease in SGA primarily reflects decreased salaries, benefits and office expenses at Corporate, while increased commissions in the pressure vessel business were offset by reduced volume costs in the grating business in China. SGA as a percentage of sales decreased marginally in 2005 compared 2004.

Gains on Debt Extinguishments

     As described above in this Item 7 under the caption RECENT EVENTS ? NapTech Settlement, the settlement of the Company's obligations to NapTech resulted in a $3.45 million gain on debt extinguishment in 2005.


Other Income

     Other income from continuing businesses for 2005 was $203,000, compared to other income of $798,000 for 2004. The components are as follows:

                                                 2005      2004     Change
                                               --------  --------  --------
Costs to consolidate cylinder locations        $      -  $    264  $   (264)
Adjustments of environmental reserve                  -      (601)      601
Reduction of the lease termination reserve            -       (97)       97
Other income, net                                  (203)     (364)      161
                                               --------  --------  --------
Total other income, net                        $   (203) $   (798) $    595
                                               ========  ========  ========

     During 2005, the Company completed the sale of an inactive subsidiary, Reunion Potash Company (Potash). Proceeds of the sale were $150,000 and a gain of that amount was recognized. During May 2004, we completed the consolidation of our cylinder manufacturing operations into a single facility in Libertyville, Illinois. Costs totaling $264,000 were incurred in 2004.
The Company finalized the settlement of a Louisiana environmental litigation matter in 2004. Such settlement resulted in a new estimate of the required reserve, which resulted in a $601,000 adjustment. There were no other individually significant items of other income or expense in 2005 or 2004.

Minority Interests

     Minority interests of $0.2 million in 2005 and $0.3 million in 2004 represent income allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership

Interest Expense

     Interest expense for 2005 was $8.9 million compared to $7.9 million for 2004. This increase is primarily attributable to two items. First, Senior
Note interest expense increased $584,000 as the Company was obliged to accrue interest expense on the Senior Note interest that has not been paid as discussed in Item 7 above under the caption RECENT EVENTS - 13% Senior Notes. Second, the Company recorded $300,000 of additional financing and amortization of warrant value expenses in 2005 over 2004. The warrant amortization is attributable to the Junior Participations in the Wachovia revolving credit facility in both 2004 and 2005.

Income Taxes

     The tax provision in 2005 relates solely to the Company's China joint venture. There was no U.S. tax provision from continuing operations in 2005 or 2004. At December 31, 2005, Reunion had net operating loss carryforwards for federal tax return reporting purposes of approximately $66.5 million. The years in which such net operating losses expire are as follows (in thousands):

                        Year ending December 31:
                        ------------------------------
                     	2007              	6,067
                        2008                      611
                        2009                    3,235
                        2010                    2,520
                        After 2010             54,067

     [The Company may be able to utilize its loss carryforwards against possible future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2005 [and to continue to do so during 2006 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]

Year Ended December 31, 2004 Compared to
  Year Ended December 31, 2003

Continuing Operations

  Net sales, gross margins and EBITDA percentages for 2004 and 2003 are as follows. The percentages of EBITDA to net sales exclude corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the years ended 2004 and 2003 are 8.4% and 1.9%.

                       Net Sales         Gross Margin       EBITDA
                  --------------------  --------------  --------------
                     2004       2003     2004    2003    2004    2003
                  ---------  ---------  ------  ------  ------  ------
Pressure vessels  $  22,921  $  21,371   21.4%   22.4%   17.4%   18.0%
Cylinders            18,488     17,891   14.0%   13.6%    3.1%    2.0%
Grating               9,306          -   24.9%      -    13.7%      -
                  ---------  ---------  ------  ------  ------  ------
  Totals          $  50,715  $  39,262   19.3%   18.4%   11.5%   10.7%
                  =========  =========  ======  ======  ======  ======

     Net sales for the year ended December 31, 2004 were up $11.5 million, or 29.2%, compared to the 2003 year. Sales in 2004 include $9.3 million of sales from the consolidation of the Company's 65% owned Chinese grating manufacturing subsidiary. Such operation had been treated as a discontinued operation. See "Minority Interests" and "Return of Discontinued Operations to Continuing Operations - Change in Plan" below. Excluding such grating sales, 2004 sales were up $2.1 million, or 5.2%, when compared to 2003. Such sales increase reflects the effects of increased backlogs in all segments of the business, which continued to grow throughout the year and produced higher fourth quarter sales in 2004 than in 2003.

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

     Gross margin as a percentage of sales increased by approximately one percentage point in 2004 when compared to the 2003 percentage primarily due to the inclusion of the Chinese grating subsidiary in 2004. Excluding the sales and gross margin of the Chinese grating subsidiary, the U.S. operations gross margin percentage decreased to 18.1% in 2004 from 18.4% in 2003. The consolidation of the cylinder operations in 2004 into a single facility also had a favorable effect on the gross profit margin of that segment. However, that increase was more than offset by a decrease in the pressure vessel business. This decrease was primarily attributable to production interruptions in June 2004 caused by an electrical failure which resulted in unanticipated costs and underabsorbed overheads.

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

                               Operating
                                  Profit    Deprec-   Amortiz-
                                   (Loss)    iation      ation     EBITDA
                               ---------  ---------  ---------  ---------
2004:
-----
Pressure vessels                $  3,395   $    584   $      -   $  3,979
Cylinders                            409        171          -        580
Grating                            1,267          7          -      1,274
Corporate and other(1)(2)         (1,624)        42          -     (1,582)
                                --------   --------   --------   --------
  Totals                           3,447   $    804   $      -   $  4,251
                                           ========   ========   ========
Gain on debt extinguishment        3,540
                                --------
  Operating profit              $  6,987
                                ========
2003:
-----
Pressure vessels                $  3,184   $    653   $      -   $  3,837
Cylinders                            107        246          -        353
Corporate and other(2)(3)         (3,490)        50          -     (3,440)
                                --------   --------   --------   --------
  Totals                            (199)   $   949   $      -   $    750
                                           ========   ========   ========
Gain on debt extinguishment       10,991
                                --------
  Operating profit              $ 10,792
                                ========
(1) Includes income totaling $0.6 million from reduction in environmental reserve.
(2) Excludes gain on debt extinguishment of $3.540 million in 2004 and $10.991 million in 2003.
(3) Includes gains totaling $0.2 million on sales of property and equipment.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for 2004 were $7.2 million, compared to $7.7 million for the 2003. SGA in 2004 includes $1.1 million from the Chinese grating joint venture. Excluding this, SGA decreased to $6.1 million domestically, or by $1.6 million. This decrease in SGA occurred in all segments, as well as the corporate office, and reflects a full year's benefit of cost cutting measures and payroll reductions implemented in 2003 as well as continuing expense reductions in 2004. Excluding the sales and SGA of the grating subsidiary, SGA as a percentage of sales decreased to 14.7% for 2004 compared to 19.7% in 2003.

Gains on Debt Extinguishments

     The settlement of the Company's obligations to SFSC resulted in a $3.32 million gain on debt extinguishment in 2004.

     During 2004, an additional $52,000 of the principal and $156,000 of accrued and unpaid interest on certain of the Company's 13% Senior Notes were cancelled or extinguished in 2004.

Other Income

     Other income for 2004 was $798,000, compared to other income of $293,000 for 2003. The components are as follows:
                                                 2004      2003     Change
                                               --------  --------  --------
Costs to consolidate cylinder locations        $    264  $      -  $    264
Adjustments of environmental reserve               (601)        -      (601)
Gain on sale of property                              -      (138)      138
Reduction of the lease termination reserve          (97)     (117)       20
Write-off of assets                                   -       117      (117)
Other income, net                                  (364)     (155)     (209)
                                               --------  --------  --------
Total other income, net                        $   (798) $   (293) $   (505)
                                               ========  ========  ========
							- 18 -
     During May 2004, we completed the consolidation of our cylinder manufacturing operations into a single facility in Libertyville, Illinois. Costs totaling $264,000 were incurred in 2004. The Company finalized the settlement of a Louisiana environmental litigation matter in 2004. Such settlement has resulted in a new estimate of the required reserve, which resulted in a $601,000 adjustment. In June 2003, the Company sublet its idle manufacturing facility in Clearfield, Utah and, therefore, has recorded rental income in both 2004 and 2003. The Company sold idle property in the 2003 third quarter which resulted in a gain. There were no other individually significant items of other income or expense in 2004 or 2003.

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

Income Taxes

     There was no tax provision from continuing operations in 2004 or 2003. The Company had net operating loss carryforwards for Federal tax return reporting purposes totaling $64.1 million at December 31, 2004. Management has determined to fully reserve for the total amount of net deferred tax assets until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.


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

Recent Events

Wachovia

	In July 2005, Wachovia made an additional loan of $3.1 million to the Company under and within the limits of the Wachovia Loan Facility. See above in this Item 7 under the captions RECENT EVENTS ? NapTech Settlement for a description of this Supplemental Loan. In May 2004, Wachovia had made a similar additional loan of $3.0 million.

	The Wachovia Loan Facility has a three-year term expiring in December 2006, subject to automatic renewals of one year, unless either party gives notice of termination at least 90 days before the end of the term. On December 31, 2005, the Company had outstanding borrowings under this facility of $17.0 million, including $9.8 million under the revolving credit line, $1.1 million under the term loan and $6.1 million under the 2005 and 2004 Supplemental Loans.

NapTech Settlement

     As described above in this Item 7 under the caption RECENT EVENTS-NapTech Settlement, the settlement of the Company's indebtedness to NapTech in July 2005 resulted in a debt extinguishment gain of $3.45 million.

							- 19 -
13% Senior Notes

     As described above in this Item 7 under the caption RECENT EVENTS - 13% Senior Notes, the Company announced that it was unable to make a $2,928,000 interest payment by February 2, 2005 to the holders of the Company's 13% Senior Notes and also failed to make the interest payments on the Senior Notes that were due on July 1, October 1, 2005 and January 1, 2006, each in the amount of $0.7 million. As a result, events of default have occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (the "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding the acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration.

Sale of Assets

       During 2005, as described above in this Item 7 under the caption RECENT EVENTS- Sale of Assets, the Company sold its leaf spring business and its Rostone business.

Subsequent Events

Sale of Oneida

       During the 2005 year, the Company decided to exit the plastics business. In early 2006, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of its Oneida business to an unrelated entity. On March 2, 2006, effective March 1, 2006, the Company completed the sale for a purchase price of $11,573,000 subject to a post-closing adjustment based on a closing balance sheet. Of the net sale proceeds, $300,000 was put into a one-year escrow as security for any claims by the buyer that may arise after the closing, $2,000,000 was used to pay down a note payable to a private capital fund that is secured by the real estate of the Company, $980,974 was used to completely pay off the existing Wachovia term loan and the remaining $7,917,405 was used to pay down the revolving credit facility.

Default Waivers

       In connection with the sale of Oneida, the Company and Wachovia entered into an amendment to the loan and security agreement wherein Wachovia waived the October and November defaults for failure to meet the minimum monthly EBITDA amount, waived the defaults arising from the Company's failure to make the interest payments to the holders of the 13% Senior Notes and lowered the monthly minimum EBITDA covenant requirement from $300,000 to $250,000 beginning in March 2006. LCC also waived such cross defaults. As a result, as of March 2006, the Company is not currently in default on its Wachovia or LCC debt.

Note Payable Settlements

	On March 2, 2006, the Company entered into a settlement agreement with the holder of a $1.017 million note payable from the Company wherein the Company agreed to pay the holder a total of $400,000 for such note and all accrued interest of $308,000. Such settlement was effected on March 3, 2006 and the Company will recognize a gain from this debt settlement in the first quarter of year 2006.

	On March 21, 2006, the Company entered into a settlement agreement with the Stanwich Financial Services Corp. Liquidating Agent ("SFSC") wherein the Company agreed to pay SFSC $1.125 million in settlement of its existing $4.290 million judgment against the Company and all accrued interest. Such agreement is awaiting bankruptcy court approval in SFSC's Chapter 11 proceeding and will be paid promptly upon such approval.
							- 20 -
Summary of 2005 Activities

     Cash and cash equivalents totaled $1.9 million and $1.1 million at December 31, 2005 and 2004, respectively. For 2005, $139,000 of cash was provided by operating activities and $3.1 million of cash was provided from investing activities while $2.3 million was used in financing activities.

Operating Activities

     Cash provided by operating activities netted to $139,000 in 2005 which was primarily the result of a decrease in working capital, mainly as a result of the growth in liabilities, primarily interest accruals.

Investing Activities

     Cash provided by investing activities in 2005 netted to $3.1 million and consisted of $3.7 million in cash from the sale of businesses offset by capital expenditures of $0.6 million.

Financing Activities

     Cash used for financing activities netted to $2.3 million in 2005. As noted above, the Company arranged for a $3.1 million junior participation loan with Wachovia. Funds for this $3.1 million of supplemental financing were provided to Wachovia by two private capital funds as the result of the execution of a junior participation loan transaction between Wachovia and the two funds. Offsetting this inflow of cash were $1.9 million of repayments under the Wachovia revolving credit facility, repayments of debt during the year of $3.3 million, of which $0.7 million related to the scheduled debt payments on the Wachovia term loan and the remaining amount resulted from the sale of businesses, and a $0.2 million dividend payment by our Chinese joint venture to the minority holders.


CONTRACTUAL OBLIGATIONS

     The following represents a tabular summarization of the Company's contractual obligations at December 31, 2005 for each of the next five years and thereafter (in thousands):

Description         Total    2006    2007    2008    2009    2010   2010+
-----------------  ------- ------- ------- ------- ------- ------- -------
Wachovia revolving
 credit facility   $15,888 $15,888 $     -  $    - $     - $     - $     -
Wachovia term loan   1,087     636     451       -       -       -       -
Note payable         3,950   3,950       -       -       -       -       -
Note payable         3,500   3,500       -       -       -       -       -
13% senior notes    22,013  22,013       -       -       -       -       -
Note payable         4,290   4,290       -       -       -       -       -
Notes payable-
 currently due       1,017   1,017       -       -       -       -       -
Note payable-
 related parties       500     500       -       -       -       -       -
Noncancellable
 operating lease
 commitments         8,339   1,427   1,038     997     999     996   2,882
                   ------- ------- ------- ------- ------- ------- -------
Total contractual
  obligations      $60,584 $53,221 $ 1,489 $   997 $   999 $   996 $ 2,882
                   ======= ======= ======= ======= ======= ======= =======

     The above table shows the contractual aggregate maturities of debt, including $15.8 million of revolving credit facility borrowings, and commitments under noncancellable operating leases. As of December 31, 2005, holders of $1.2 million of principal amount of 13% senior notes had not consented to the provisions and waivers in the November 2003 solicitation. However, since the Company succeeded in obtaining the consent of holders of more than 90% of the principal amount of senior notes, and since such holders have directed the trustee to refrain from exercising any remedies in respect

							- 21 -

of past, present or future defaults, the $1.2 million principal amount of senior notes held by non-consenting holders is classified as being due in December 2006. Notes payable - currently due and notes payable - related parties, although contractually due, may not be paid due to restrictions imposed by the Congress loan and security agreement.

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

     Accounts receivable are presented net of a reserve for doubtful accounts of $180,000 at December 31, 2005 and $162,000 at December 31, 2004, which represented 2.3% and 1.7%, respectively, of gross trade receivables (excluding other non-trade receivables). Write-offs of accounts receivable in the last two years have been insignificant.

Inventories and Inventory Reserves

     At December 31, 2005, inventories are stated at the lower of cost or market, at costs that approximate the first-in, first-out method of inventory valuation. During the third quarter of 2003, for those locations of the Company that had been using the last-in, first-out method of inventory valuation, we changed the method of valuing inventory to the first-in, first-out method. The effect on the results of operations for the year ended
December 31, 2003 was inconsequential.   Work-in-process and finished goods
include material costs, labor costs and manufacturing overhead. Reserves for excess, slow-moving and obsolete inventories are based on reviews of inventory usage reports for items more than one year old. The Company evaluates its inventories on a quarterly basis to identify excess, slow-moving and obsolete inventories and assess reserve adequacy. When this evaluation indicates such inventories exist, the reserve is increased by a charge to operations or such inventories are written off. Write-offs of inventory in the last two years have been insignificant.

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

							- 22 -

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

     At December 31, 2005, the Company had $11.0 million of goodwill on its consolidated balance sheet. Of the $11.0 million of goodwill, $9.5 million relates to the pressure vessels segment and $1.5 million relates to the cylinders segment. We have completed all transitional and annual impairment tests necessary to date and concluded that our goodwill is not impaired.

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

     The Company uses the fair value of plan assets to determine the expected and actual returns on plan assets. The difference between the expected return and actual return is deferred. During 2005 and 2004, the fair value of assets increased offset somewhat by an increase in the benefit obligation. The Company has recorded additional minimum pension liabilities in excess of amounts previously accrued totaling $1.8 million at December 31, 2005 and $1.9 million at December 31, 2004, which is classified as accumulated comprehensive loss within stockholders' deficit at such dates. Although management believes the long-term rates of return used to calculate the expected returns on plan assets are reasonable, a trend of actual returns being less than expected returns would cause future pension costs to increase.

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

     [The Company currently expects consolidated pension costs in 2006 will approximate those incurred in 2005.]

Other Postretirement Benefits

     The Company provides health benefits for certain retired employees at the Company's pressure vessel operations and Plastics and of its Corporate Executive Payroll. These plans are not funded. During 2004, management decided to sell and close its Rostone operation. As a result, there was a significant decrease in the expected benefit obligation of the Plastics segment and a gain of $558,000 was recognized in 2004 and is included in discontinued operations of Rostone. The other postretirement benefit costs and the benefit obligation are actuarially determined based on discount rates and expected trends in healthcare costs. Costs from continuing operations increased slightly in 2005 over 2004 and [the Company currently expects consolidated other postretirement benefit costs for 2006 to increase slightly from 2005.]

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

							- 23 -
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. Had the Company applied the fair value recognition provisions of SFAS No. 123 there would have been no material effect on reported income
(loss) for years 2005, 2004 and 2003.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS

Reunion's vendors may restrict credit terms

     We have corrected many vendor-related problems with liquidity generated from the refinancing of debt and from asset sales. However, another period of tight liquidity could result in key vendors restricting or eliminating the extension of credit terms to us. If this would happen, our ability to obtain raw materials would be strained significantly and our ability to manufacture products would be reduced.

Reunion's bank financing is subject to financial covenants

     As of March 2006, we are currently not in default on our bank financing. However, our bank financing is subject to monthly financial and other covenants, and we have failed to meet such covenants on several occasions, for which we were able to obtain default waivers. If our operations begin to falter during 2006, we may fail to meet one or more financial or other covenants. If this would happen, we would be in default on our bank obligations and, subject to the terms of the loan and security agreement, all of our bank loans would be due and payable. Although it may be possible to negotiate additional waivers of defaults, no assurances can be given that we would be able to do so.

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

Reunion is a going concern

	The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2005, the Company has a deficiency in working capital of $48.2 million, a loss from continuing operations of $5.8 million before gain on debt extinguishment and a deficiency in assets of $27.0 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

       The Company successfully refinanced its bank debt in 2003, extinguished a significant portion of its obligations under the senior notes in 2003 and 2004 and removed all previously existing defaults on debt at that time. These steps were taken to improve liquidity and defer the principal maturities on a significant portion of our debt. As noted above, during 2005, the Company sold its leaf spring business and all of the operating assets of its Rostone business. Additionally, as described in PART IV: Note 3 ? SUBSEQUENT EVENTS, in March of 2006 the Company sold its Oneida business, the remaining portion of its plastics segment. The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although the Company believes that it can accomplish these plans, no assurances exist that it will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

RECENT ACCOUNTING PRONOUNCEMENTS

	In December 2004, the FASB issued SFAS 123R, "Share Based Payment." SFAS 123R is a revision to SFAS 123 and supersedes APB 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after January 1, 2006.
	SFAS 123R permits public companies to choose between the following two adoption methods:
1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or
2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption
     Reunion currently accounts for share-based payments to employees using
APB 25's intrinsic value method and, as such, recognizes no compensation expense for employee stock options. The impact of the adoption of SFAS 123R on Reunion cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. There would have been no material impact on reported results of operations and earnings per share had the Company applied the fair value provisions of SFAS 123 to share-based payments.
     The adoption of SFAS 123R's fair value method is not anticipated to have a material impact on Reunion's future results of operations or overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense, if any, to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the consolidated statement of cash flows of periods after adoption.

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

	Excluding its subsidiary in Shanghai, China, Reunion Industries manufactures its products in the United States and sells its products in the
United States and in foreign countries.   During 2005, no one customer
accounted for more than 10% of the net sales of Reunion. Of Reunion's $42.6 million, $41.4 million and $33.0 million of consolidated net sales from U.S continuing operations for 2005, 2004 and 2003, respectively, approximately $8.8 million, $6.4 million and $6.3 million, respectively, were export sales. Of these export sales, $6.4 million in 2005, $4.3 million in 2004 and $5.0 million in 2003 were to customers in the Far East (principally China and Taiwan) and $1.0 million in 2005, $1.3 in 2004 and $700,000 in 2003 were to customers in Canada.

     Export sales to foreign countries are denominated in U.S. dollars, the Company's reporting currency. Accordingly, transaction loss exposures due to fluctuations in the currencies of the countries to which the Company's domestic locations export are minimal.

     The major raw materials used include welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions. These materials are generally available from a number of suppliers. Prices for these materials are affected by changes in market demand and prices of seamless steel tubing have risen by more than 100% over the past year. [There can be no assurances that prices for these and other raw materials will not increase in the future.] [A 1.00% change in raw material prices that is not passed through to the customer would affect results of operations by approximately $100,000.

	Reunion Industries' operating results are subject to risk from interest rate fluctuations on debt that carries variable interest rates. The variable rate debt was approximately $10.8 million at December 31, 2005, which is representative of balances outstanding during the year. A 1.00% change in interest rates would affect results of operations by approximately $108,000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reunion's consolidated financial statements are set forth beginning at Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

        As required by Rule 13a-15(b), Reunion's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Reunion's disclosure controls and procedures as defined in Exchange Act
Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Reunion's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Reunion's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Reunion's internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Reunion's internal control over financial reporting. Due to additional burdens placed on personnel at the Plastic's division leading up to the sale of such division, internal controls at the Plastic's division showed some deterioration in the fourth quarter of 2005. This resulted in our auditors proposing several adjusting entries for 2005. The sale of such division occurred in the first quarter of 2006. We have concluded that, after recording the proposed audit adjustments, such deterioration does not materially affect the financial statements presented for the year.
      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
							- 27 -



	PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Proposal, Election of Directors" and "Management Information; Executive Officers" is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2006.


ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Management Information" and "Proposal; Election of Directors; Director Compensation" is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2006.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

     The information under the caption "Ownership Information" is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2006.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Ownership Information; Certain Relationships and Related Transactions" is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the caption "Fees Paid to Mahoney Cohen & Company, CPA, P.C." is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2006.

	PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

The following consolidated financial statements and financial statement schedules of Reunion Industries, Inc. and its subsidiaries are included in
Part II, Item 8:

1.   Financial Statements (Pages F-1 through F-47)

     Report of Management
     Report of Independent Registered Public Accounting Firm ?
       Mahoney Cohen & Company, CPA, P.C.
     Consolidated Balance Sheets - December 31, 2005 and 2004
     Consolidated Statements of Operations and Comprehensive
       Income (Loss) - Years Ended December 31, 2005, 2004 and 2003 Consolidated Statements of Cash Flows - Years Ended December 31, 2005,
       2004 and 2003
     Notes to Consolidated Financial Statements

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

     (b)   Current Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated and filed on January 18, 2006 under Item 1.01 to announce that we had entered into an Asset
Purchase Agreement to sell the business and substantially all of the assets of our Plastics Segment
	The Company filed a Current Report on Form 8-K dated and filed on March 8, 2006 under Items 2.01 and 5.02 to announce the completion of the sale of the Plastics Segment business for $11,573,000 in cash plus the buyer's assumption of accounts payable and other current liabilities, subject to a post closing balance sheet adjustment, and to announce the resignation of Charles E. Bradley, Sr. as Chairman of the Board of Directors and Chief Executive Officer and to announce the election of Kimball J. Bradley as Chairman of the Board of Directors and Chief Executive Officer.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2006                 REUNION INDUSTRIES, INC.
      --------------
                                     By: /s/ Kimball J. Bradley
                                         ----------------------------
                                             Kimball J. Bradley
                                     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on this 31st day of March, 2006.

Signature                                           Title
---------                                           -----

/s/ John M. Froehlich                 Executive Vice President, Chief
---------------------------           Financial Officer, Treasurer and
    John M. Froehlich                 Secretary (chief financial
                                      and accounting officer)

/s/ Thomas N. Amonett                 Director
---------------------------
    Thomas N. Amonett


/s/ Charles E. Bradley, Sr.           Director
---------------------------
    Charles E. Bradley, Sr.


/s/ Thomas L. Cassidy                 Director
---------------------------
    Thomas L. Cassidy


/s/ David E. Jackson                  Director
---------------------------
    David E. Jackson


/s/ Joseph C. Lawyer                  Vice Chairman and Director
---------------------------
    Joseph C. Lawyer


/s/ John G. Poole                     Director
---------------------------
    John G. Poole

                           REUNION INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              Page
------------------------------------------                              ----

Report of Management....................................................F-2
Report of Independent Registered Public Accounting Firm ? Mahoney
  Cohen & Company, CPA, P.C.............................................F-3
Consolidated Balance Sheets.............................................F-4
Consolidated Statements of Operations and
  Comprehensive Income (Loss)...........................................F-5
Consolidated Statements of Cash Flows...................................F-7
Notes to Consolidated Financial Statements..............................F-8







	Report of Management
     Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-
K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate under the circumstances and, accordingly, include some amounts based on management's best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.
      Management is responsible for maintaining a system of internal business controls and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business ethics applicable to all employees of Reunion and its subsidiaries. Management believes that Reunion's internal controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and maintaining accountability for assets.
      The Audit Committee of the Board of Directors, composed solely of Directors who are not employees or officers of Reunion, meets on a regular periodic basis with the independent auditors and management to discuss internal business controls, auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Audit Committee.
      The independent registered Public Accounting Firm, Mahoney Cohen & Company, CPA, P.C., are engaged to audit the consolidated financial statements of Reunion and to conduct such tests and related procedures as they deem necessary in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board (United States). The opinion of the independent registered Public Accounting Firm, based upon their audits of the consolidated financial statements, is contained in this Annual Report on Form 10-K.

Date: April 17, 2006
      --------------

/s/ Kimball J. Bradley                  /s/ John M. Froehlich
------------------------------------    --------------------------------------
Kimball J. Bradley, Sr.                 John M. Froehlich
Chairman and Chief Executive Officer    Executive Vice President and
							Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Reunion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Reunion Industries, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reunion Industries, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Reunion Industries, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, at December 31, 2005, the Company has a deficiency in working capital of $48.7 million, a loss from continuing operations of $6.1 million before gain on debt extinguishment and a deficiency in assets of $27.5 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                     /s/ Mahoney Cohen & Company, CPA, P.C.


New York, New York
March 17, 2006, except for Footnote 3, the second paragraph of note payable settlements which is dated March 21, 2006.

                REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                           At December 31,     At December 31,
                                                     2005                2004
                                           --------------      --------------
     ASSETS:
Cash and cash equivalents                       $   1,923           $   1,146
Receivables, net                                    7,386               9,833
Inventories, net                                    8,606               7,497
Other current assets                                1,306               1,661
Assets of discontinued operations, current	    6,237               8,151
                                                ---------            --------
     Total current assets                          25,458              28,288

Property, plant and equipment, net                  4,594               6,047
Property, plant and equipment, held for sale        6,050               6,238
Due from related parties                              891                 919
Goodwill, net                                      10,994              10,994
Other assets, net                                   3,273               4,110
                                                ---------            --------
Total assets                                    $  51,260            $ 56,596
                                                =========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:

Debt in default						$  43,236            $      -
Current maturities of debt                              -                 636
Revolving credit facilities				        -              14,485
Trade payables                                      6,129               7,299
Accrued salaries and benefits                       1,082               1,184
Accrued interest                                    8,052               5,663
Due to related party                                  140                 285
Other current liabilities                           4,182               3,696
Notes payable                                       8,240               4,161
Note payable - related parties                        500                 500
Current liabilities of discontinued
   operations                                       2,641               3,637
                                                ---------            --------
     Total current liabilities                     74,202              41,546

Long-term debt                                          -              35,628
Other liabilities                                   3,465               3,735
Non-current liabilities of
   discontinued operations                            781                 940
                                                ---------            --------
     Total liabilities                             78,448              81,849

Minority interests                                    329                 330

Commitments and contingent liabilities                  -                   -
     Stockholders' deficit:
Common stock ($.01 par value, 30,000,000 shares
  authorized, 16,656,519 shares issued
  and outstanding at December 31, 2005 and
  16,278,519 shares issued and outstanding
  at December 31, 2004)                               167                 163
Capital in excess of par value                     28,325              27,866
Accumulated other comprehensive loss               (1,879)             (1,902)
Accumulated deficit                               (54,130)            (51,710)
                                                ---------            --------
Stockholders' deficit                             (27,517)            (25,583)
                                                ---------            --------
Total liabilities and stockholders' deficit     $  51,260            $ 56,596
                                                =========            ========

         See accompanying notes to consolidated financial statements.

                       REUNION INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 (in thousands, except per share information)

                                                  Year Ended December 31,
                                                  2005       2004       2003
                                              --------   --------   --------

Net Sales                                     $ 49,727   $ 50,715   $ 39,262
Total cost of sales                             39,848     40,914     32,032
                                              --------   --------   --------
  Gross profit                                   9,879      9,801      7,230
Selling, general & administrative                7,046      7,152      7,722
Gain on debt extinguishment                     (3,450)    (3,540)   (10,991)
Other (income) expense, net                       (203)      (798)      (293)
                                              --------   --------   --------
  Operating profit                               6,486      6,987     10,792
Interest expense, net                            8,906      7,933      6,902
                                              --------   --------   --------
Income (loss) from continuing operations
  before income taxes and
  minority interests                            (2,420)      (946)     3,890
Provision for income taxes                          49          -          -
                                              --------   --------   --------
Income (loss) from continuing operations
  Before minority interests                     (2,469)      (946)     3,890

Less: Minority interests                           211        330          -
                                              --------   --------   --------
Income (loss) from continuing operations        (2,680)    (1,276)     3,890

  Discontinued operations, net of tax:

Income from discontinued Oneida operations,
  less applicable income taxes of $-0-           1,355      1,343        279
Loss from discontinued Rostone operations,
  less applicable income taxes of $-0-		  (849)       (87)      (389)
Gain on disposal of Rostone operations,
  less applicable income taxes of $-0-             370          -          -
Loss on prior disposal of discontinued
  materials handling operations, less
  applicable income taxes of $-0-                 (119)         -          -
Loss on prior disposal of discontinued
  bridges and cranes operations, less
  applicable income taxes of $-0-                 (465)         -       (942)
Income(loss)from discontinued springs
  operations, less applicable income
  taxes of $-0-				               (32)       176	      (198)
Loss on disposal of springs operations,
  less applicable income taxes of $-0-	           -	 (318)         -
                                              --------   --------   --------
Income(loss) from discontinued operations          260      1,114     (1,250)
                                              --------   --------   --------

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
           (continued)(in thousands, except per share information)

                                                   Year Ended December 31,
                                                  2005       2004       2003
                                              --------   --------   --------
Net income (loss)                               (2,420)      (162)     2,640


  Other comprehensive income (loss),
    net of $-0- tax:
Reduction in (additional) pension
  liability in excess of unrecognized
  prior service cost                                23         77         31
                                              --------   --------   --------
Comprehensive income (loss)                   $ (2,397)  $    (85)  $  2,671
                                              ========   ========   ========
Earnings (loss) applicable to common
  stockholders                                $ (2,420)  $   (162)  $  2,640
                                              ========   ========   ========
Earnings (loss) per common share-basic:
Continuing operations                         $  (0.16)  $  (0.08)  $   0.24
Discontinued operations                           0.01       0.07      (0.08)
                                              --------   --------   --------
Income (loss) per common share-basic          $  (0.15)  $  (0.01)  $   0.16
                                              ========   ========   ========

Earnings (loss) per common share-diluted:
  - basic and diluted:
Continuing operations                         $  (0.16)  $  (0.08)  $   0.24
Discontinued operations                           0.01       0.07      (0.08)
                                              --------   --------   --------
Income (loss) per common share
  - basic and diluted                         $  (0.15)  $  (0.01)  $   0.16
                                              ========   ========   ========

Weighted average shares outstanding - basic     16,479     16,279     16,279
                                              ========   ========   ========
Weighted average shares outstanding - diluted   16,479     16,279     16,654
                                              ========   ========   ========

         See accompanying notes to consolidated financial statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                                  Year Ended December 31,
                                                  2005       2004       2003
                                              --------   --------   --------
  Cash flow from operating activities:
Net income (loss)                             $ (2,420)  $   (162)  $  2,640
Adjustments to reconcile net (loss) income to
  net cash provided by(used in)
  operating activities:
  Depreciation                                   1,651      2,480      2,582
  Amortization of deferred financing fees          869        864         71
  Amortization of estimated warrant value          259        138         16
  Gain on extinguishment of debt                (3,450)    (3,540)   (10,991)
  Gain on sale of property and equipment          (360)         -       (226)
  Provision for bad debt                             -          -        130
  Write-off of impaired assets                       -          -        117
  Increase in minority interest                    211        330          -
  Changes in assets and liabilities:
    (Increase)decrease in receivables            2,277     (4,014)     2,165
    (Increase)decrease in inventories             (948)    (2,819)      (312)
    (Increase) decrease in other current assets   (288)       517        486
    Increase (decrease) in trade payables
      and other current liabilities              2,552      1,076       (150)
    Net change in other assets and liabilities    (214)       (267)       807

    Capitalization from China joint venture          -      2,074          -
                                               --------   --------   --------
Cash provided by(used in) operating activities     139     (3,323)    (2,665)
                                              --------   --------   --------
  Cash flow from investing activities:
Proceeds from sale of discontinued
  operations                                     3,680          -          -
Proceeds from sale of property                       -          -        455
Capital expenditures                              (585)      (780)      (282)
                                              --------   --------   --------
Cash provided by(used in) investing activities   3,095       (780)       173
                                              --------   --------   --------
  Cash flow from financing activities:
Proceeds from issuance of debt                   3,100      3,000     11,375
Repayments of debt                              (3,352)      (682)    (4,001)
China dividend paid to minority interest          (212)         -          -
Revolving credit facilities borrowings          67,964     70,774     67,105
Revolving credit facilities repayments         (69,826)   (68,340)   (69,678)
Payments of deferred financing costs                (7)      (431)    (2,161)
Net increase(decrease) in outstanding checks        22        244       (200)
                                              --------   --------   --------
Cash provided by (used in) financing activities (2,311)     4,565      2,440
                                              --------   --------   --------
Net increase (decrease) in cash and
 cash equivalents                                  923        462        (52)
Less: Change in cash of discontinued operations   (146)         28         29

Cash and cash equivalents, beginning of year     1,146        656        679
                                              --------   --------   --------
Cash and cash equivalents, end of year        $  1,923   $  1,146   $    656
                                              ========   ========   ========
  Supplemental cash flow information:
Interest paid                                 $  3,156   $  2,642   $  2,304
                                              ========   ========   ========
Income taxes paid                             $      -  $       6   $      5
                                              ========   ========   ========
Non-cash financing and investing activities:
   Conversion of fees/interest                $    378  $       -   $      -
                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2005

NOTE 1:   ACCOUNTING POLICIES

Nature of Business

     Reunion Industries, Inc. (the Company) owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements. Such products include large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and metal bar grating. Until December 2005, the Company's products included precision plastic components made by its thermoplastics division ("Oneida"). During the year 2005, the Company decided to exit the plastics business and, effective March 1, 2006, Oneida was sold. See Note 3: SUBSEQUENT EVENTS-Sale of Oneida. Previously, during the year 2004, the Company decided to exit the thermoset plastics portion ("Rostone") of its plastics segment. The Rostone business was sold in the first quarter of 2005. Until December 2004, the Company's products also included leaf springs. Such business was sold in
January 2005.   Prior to 2003, the Company's products also included heavy duty cranes, bridge structures and materials handling systems. These businesses were sold during 2002. All of these sold businesses are reported as discontinued operations.

     In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company and Wanggang Township Economic Development Corporation. The Company has a 65% interest in the joint venture. During 1996, the Company capitalized its investment in the joint venture by contributing cash of $150,000 and machinery and equipment with an estimated fair market value of $1.9 million to the joint venture. The joint venture manufacturers grating panels and is located in Wanggang Township, Pudong New Area, Shanghai in the People's Republic of China.

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

	The Consolidated Statement of Operations for 2005 and 2004 includes the sales of this grating subsidiary for both years along with the Company's ownership share of the profits for the same periods. The Consolidated Balance Sheet at December 31, 2004 reflects the change in assets and liabilities from the beginning of the 2004 year. Since such assets and liabilities turnover more than once a year, the balance sheets at December 31, 2005 and 2004 include the existing assets and liabilities of this subsidiary, excluding those assets that were previously written down in 1999. The minority interest in this subsidiary was calculated for the 35% ownership and the remaining amount was treated as additional capital of the Company.

Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2005, the Company has a deficiency in working capital of $48.7 million, a loss from continuing operations of $6.1 million before gain on debt extinguishment and a deficiency in assets of $27.5 million. Additionally, at December 31, 2005, the Company was in default on substantially all of its debt. (However, see below NOTE 3: SUBSEQUENT EVENTS - Default Waivers.) These conditions raise substantial doubt about the Company's ability to continue as a going concern.
 The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

       The Company successfully refinanced its bank debt in 2003, extinguished a significant portion of its obligations under the senior notes in 2003 and 2004 and removed all previously existing defaults on debt at that time. These steps were taken to improve liquidity and defer the principal maturities on a significant portion of our debt. As noted above, during 2005, the Company sold its leaf spring business and all of the operating assets of its Rostone business. Additionally, as described in Note 2: Recent Events, in March of 2006 the Company sold its Oneida business, the remaining portion of its plastics segment. The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although the Company believes that it can accomplish these plans, no assurances exist that it will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable are net of $211,000 and $162,000 in allowance for doubtful accounts at December 31, 2005 and 2004, respectively. Credit is extended after a credit review by management that is based on a customer's ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. The Company has no concentration of credit risks and generally does not require collateral or other security from its customers.

Inventories and Reserves for Obsolescence

     At December 31, 2005, inventories are stated at the lower of cost or market, at costs that approximate the first-in, first-out method of inventory valuation. During the third quarter of 2003, for those locations of the Company that had been using the last-in, first-out method of inventory valuation, the Company changed the method of valuing inventory to the first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. Reserves for excess, slow-moving and obsolete inventories are based on reviews of inventory usage reports for items more than one year old.


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

Goodwill

     The Company has recorded goodwill totaling $11.0 million at December 31, 2005, of which $9.5 million relates to our pressure vessels and $1.5 million relates to our cylinders segment. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. The Company completed internal impairment tests of goodwill as of January 1, 2002 and engaged an independent valuation consultant to confirm our conclusions. The Company completed additional impairment tests of goodwill as of December 31, 2005, 2004, 2003 and 2002. The Company concluded that goodwill is not impaired.

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

Earnings Per Share

    Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during this period. Potential common shares include shares issuable upon exercise of the Company's stock options and issuable upon exercise of warrants.
							- F-10 -
      Potential common shares relating to warrants and options to purchase common stock aggregating approximately 3,765,803, 2,533,000 and 375,000 are included in the weighted average number of shares for the years ended December 31, 2005, 2004 and 2003, respectively. When the Company has losses from continuing operations, such shares are anti-dilutive and are not considered in earnings per share calculations for those years.

Recent Accounting Pronouncements

	In December 2004, the FASB issued SFAS 123R, "Share Based Payment." SFAS 123R is a revision to SFAS 123 and supersedes APB 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after January 1, 2006.
	SFAS 123R permits public companies to choose between the following two adoption methods:
1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or
2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption
     Reunion currently accounts for share-based payments to employees using
APB 25's intrinsic value method and, as such, recognizes no compensation expense for employee stock options. There would have been no material impact on reported results of operations and earnings per share had the Company applied the fair value provisions of SFAS 123 to share-based payments.
     The adoption of SFAS 123R's fair value method is not anticipated to have a material impact on Reunion's future results of operations or overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense, if any, to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the consolidated statement of cash flows of periods after adoption.
     On March 29, 2005, the Staff of the Securities and Exchange Commission
(SEC or the Staff) issued Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). Although not altering any conclusions reached in SFAS
123R, SAB 107 provides the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and, among other things, provide the Staff's views regarding the valuation of share-based payment arrangements for public companies. Reunion intends to follow the interpretative guidance on share-based payment set forth in SAB 107 during the Company's adoption of SFAS 123R.

Reclassifications

     Certain reclassifications of prior year amounts may have been made to conform to 2005 classifications.

NOTE 2:   RECENT EVENTS

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

	In connection with the NapTech settlement, Wachovia Bank, National Association ("Wachovia") made a $3.1 million supplemental loan to Reunion under its existing $25 million loan facility, thereby increasing the total amount of the supplemental loan portion of the facility to $6.1 million. Reunion used $1.65 million of this additional supplemental loan to make the Reunion settlement payment to NapTech and used the balance of the loan proceeds for inventory purchases and other working capital needs. Wachovia required, as a condition to making the additional supplemental loan, that LC Capital Master Fund, Ltd. ("LCC") purchase an additional $3.1 million junior participation interest in the Wachovia loan facility, and LCC did so, thereby increasing its junior participation interest in the facility to $6.1 million.
 LCC in turn simultaneously sold a 50% interest in its junior participation interest to WebFinancial Corporation ("Web").

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

     The Company also failed to make the interest payments on the Senior Notes that were due on July 1, October 1, 2005 and January 1, 2006, each in the amount of $0.7 million. As a result, events of default have occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (the "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the holders of approximately 95% of the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding the acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration.

Defaults and Waivers Under the Wachovia Loan Facility and the LCC Debt

     On December 3, 2003, the Company entered into a revolving and term loan credit facility with Wachovia (formerly, Congress Financial Corporation). The

Wachovia facility requires Reunion to comply with financial covenants and other covenants, including a minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA) and a minimum fixed charge coverage ratio. In November 2004, Wachovia and the Company entered into an amendment of the revolving and term loan credit facility wherein Wachovia eliminated the fixed charge coverage ratio and reduced the monthly minimum EBITDA covenant going forward. Under the November 2004 amendment, the Company was required to maintain new minimum monthly amounts of EBITDA of $280,000 in November 2004, $290,000 in December 2004, $350,000 in January 2005, $280,000
in February 2005 and $300,000 per month thereafter. In January 2005, the Company failed to meet the minimum monthly amount, when it had an EBITDA loss for the month of $39,000. Wachovia waived this EBITDA shortfall.

	As described above under "NapTech Settlement", in April 2005, NapTech secured a judgment against the Company. The judgment obtained by NapTech constituted a cross default under the Wachovia Loan Agreement. Such default was waived by Wachovia.

	Through September 2005, the Company achieved the minimum monthly EBITDA required for compliance with the Wachovia covenant. However, as described above under "13% Senior Notes", the Company is in default with respect to such notes. This default also constitutes a cross default under the Company's loan and financing agreements with each of Wachovia and LCC and such defaults were not waived by Wachovia or LCC and the Company was in default under the Wachovia Loan Agreement and under its note payable to a private capital fund, LCC. (However, see below NOTE 3: SUBSEQUENT EVENTS - Default Waivers.)

       In October and November of 2005, the Company was unable to achieve the required minimum monthly EBITDA covenant of $300,000. As a result, in December 2005, Congress formally declared a default under the loan and security agreement and began charging the default interest rate at such time on its revolving credit and term loans. The default interest rate is two percentage points higher than the non-default rate. (However, see below NOTE 3: SUBSEQUENT EVENTS-Default Waivers)

Sale of Assets

     The Company's management, having reevaluated the Company's ability to service its debt and meet future obligations, is investigating the sale of certain assets in order to generate liquidity. These asset sales may take one or more forms including, but not limited to, piecemeal sales of assets including real estate, buildings, machinery and equipment and/or intangibles.
 The Company's management cannot provide any assurances that any asset sales will occur or, if asset sales do occur, that such sales will generate sufficient liquidity for the Company.

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

	Additionally, during the first quarter of 2005, the Company sold certain of the receivables, inventory and intangibles of its thermoset plastics operation ("Rostone") located in Lafayette, IN, along with certain of its machinery and equipment. The sale of such assets was accomplished in two separate transactions, with the sale of certain of the Company's compounding operation assets being sold to one unrelated entity and the sale of certain of the Company's molding operation assets being made to a different unrelated entity. At the time of such sale, the Company entered into tolling or manufacturing agreements with such buyers under which the Company agreed to operate the compounding and molding operations at its Lafayette, IN facility for a limited time until the buyers could move such operations to different geographical locations. Such agreements expired in June 2005 and the buyers reimbursed the Company for all expenses in connection with these activities.
The sale of the selected assets noted above was for approximately $2.9 million. Of this amount, $712,000 was used to pay down the Wachovia term loan secured by the machinery and equipment and the remaining amount was used to reduce the borrowings under the revolving credit facility. The Company recorded a gain of approximately $370,000 on such sales.

Insurance Receipt

       During the second quarter of 2005, the Company received a business interruption insurance payment of approximately $600,000 related to a plant accident at the pressure vessel segment plant in the first quarter of 2005 which was classified to cost of sales. An additional $114,000 was received in the third quarter of 2005 which was also classified to cost of sales.

NOTE 3: SUBSEQUENT EVENTS

Sale of Oneida

       During the 2005 year, the Company decided to exit the plastics business. In early 2006, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of its Oneida business to an unrelated entity. On March 2, 2006, effective March 1, 2006, the Company completed the sale for a purchase price of $11,573,000 subject to a post-closing adjustment based on a closing balance sheet. Of the net sale proceeds, $300,000 was put into a one-year escrow as security for any claims by the buyer that may arise after the closing, $2,000,000 was used to pay down a note payable to a private capital fund that is secured by the real estate of the Company, $980,974 was used to completely pay off the existing Wachovia term loan and the remaining $7,917,405 was used to pay down the revolving credit facility.

Default Waivers

       In connection with the sale of Oneida, the Company and Wachovia entered into an amendment to the loan and security agreement wherein Wachovia waived the October and November defaults for failure to meet the minimum monthly EBITDA amount, waived the defaults arising from the Company's failure to make the interest payments to the holders of the 13% Senior Notes and lowered the monthly minimum EBITDA covenant requirement from $300,000 to $250,000 beginning in March 2006. LCC also waived such cross defaults. As a result, as of March 2006, the Company is not currently in default on its Wachovia or LCC debt.

Change in Officers

	Effective March 2, 2006, Charles E. Bradley, Sr. resigned his officership as Chairman of the Board of Directors and Chief Executive Officer of the Company. However, he will continue to serve as a director. Effective March 2, 2006, the Board of Directors elected Mr. Kimball J. Bradley Chairman of the Board of Directors and Chief Executive Officer.

Note Payable Settlements

	On March 2, 2006, the Company entered into a settlement agreement with the holder of a $1.017 million note payable from the Company wherein the Company agreed to pay the holder a total of $400,000 for such note and all accrued interest of $308,000. Such settlement was effected on March 3, 2006 and the Company will recognize a gain from this debt settlement in the first quarter of year 2006.

	On March 21, 2006, the Company entered into a settlement agreement with the Stanwich Financial Services Corp. Liquidating Agent ("SFSC") wherein the Company agreed to pay SFSC $1.125 million in settlement of its existing $4.290 million judgment note and all accrued interest. Such agreement is awaiting bankruptcy court approval in SFSC's Chapter 11 proceeding and will be paid promptly upon such approval.




NOTE 4:   INVENTORIES

Inventories of continuing operations are comprised of the following (in thousands):

                                                        At December 31,
                                                   2005                2004
                                                 --------            --------
Raw material                                     $  2,732            $  2,589
Work-in-process                                     2,997               2,363
Finished goods                                      2,877               2,545
                                                 --------            --------
  Inventories                                    $  8,606            $  7,497
                                                 ========            ========

     Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. In the third quarter of 2003, for those locations of the company that had been using the last-in, first-out method of inventory valuation, the Company changed the method of valuing inventory to the first-in, first-out method. The effect on the results of operations for the year ended December 31, 2003 was inconsequential. The above amounts are net of inventory reserves of $328 and $320 at December 31, 2005 and 2004, respectively.

NOTE 5:   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) of continuing operations is comprised of the following (in thousands):

                                                        At December 31,
                                                   2005                2004
                                                 --------            --------
Land                                             $    309            $    309
Buildings and improvements                          3,405               5,126
Machinery and equipment                            13,114              12,489
Computer systems                                    2,233               2,199
Furniture and fixtures                                426                 432
Construction-in-progress                              147                  15
                                                 --------            --------
  Property, plant and equipment                    19,634              20,570
Less:   Accumulated depreciation                  (15,040)            (14,523)
                                                 --------            --------
  Property, plant and equipment, net             $  4,594            $  6,047
                                                 ========            ========

NOTE 5:   OTHER ASSETS

Other assets are comprised of the following (in thousands):

                                                        At December 31,
                                                   2005                2004
                                                 --------            --------
Deferred financing costs (net of accumulated
  amortization of $1,733 and $864)               $    866            $  1,728
Other                                               2,407               2,382
                                                 --------            --------
  Total other assets                             $  3,273            $  4,110
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

     The remainder of other assets is composed primarily of the cash surrender value of life insurance policies of approximately $2.4 million on key employees of the Company. Portions of cash surrender values of these policies totaling $1.75 million secure borrowings under the Congress revolving credit loan.
							- F-15 -
NOTE 6:   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):
                                                        At December 31,
                                                   2005                2004
                                                 --------            --------
Customer deposits                                $  1,222            $    137
Accrued liabilities - legacy costs                    708                 656
Accrued health self-insurance liability               451                 888
Accrued liabilities - Shanghai China                  393                 333
Other                                               1,408               1,682
                                                 --------            --------
  Total other current liabilities                $  4,182            $  3,696
                                                 ========            ========
     Customer deposits represent advances received from customers to purchase raw material for the pressure vessel business. Accrued liabilities - legacy costs primarily represents the remaining estimated liabilities of our discontinued bridges and cranes operations and includes trade payables, employee-related legacy costs such as deferred and workers compensation costs and legal/settlement costs associated with asbestos claims. The increase in accrued legacy costs is the net change resulting from additional year 2005 expense of $465,000 less payments made. Accrued liabilities - Shanghai China represent that subsidiary's accrued liabilities in China.

NOTE 7:   DEBT IN DEFAULT AND LONG-TERM DEBT

       At December 31, 2005, the Company was in default on its Wachovia bank financing (including the junior participation portion thereof), its note payable to a private capital fund and its 13% senior notes.

Debt in default consists of the following (in thousands):
                                           At December 31,
 		      					     2005
                                          ----------------
Wachovia revolving credit facility               $  9,788
Junior participation portion of the
  revolving credit facility (net of
  warrant value of $139)                            5,961
Wachovia term loan                                  1,087
Note payable due December 5, 2006 (net of
  warrant value of $31)                             3,469
13% senior notes (net of warrant value
  of $99)                                          21,914
Note payable						    1,017
								 --------
  Total debt in default					 $ 43,236
                                                 ========

Long-term debt consists of the following (in thousands):
                                                        At December 31,
                                                    2005                2004
                                                 --------            --------
Wachovia revolving credit facility               $      -            $ 11,650
Junior participation portion of the
  revolving credit facility (net of
  warrant value of $165)                                -               2,835
Wachovia term loan                                      -               2,539
Note payable due December 1, 2006                   3,950               4,200
Note payable due December 5, 2006 (net of
  warrant value of $71)                                 -               3,429
13% senior notes (net of warrant value
  of $207)                                              -              21,806
Notes payable                                       4,290               8,451
Note payable - related party                          500                 500
                                                 --------            --------
  Total long-term debt                              8,740              55,410
Classified as current                              (8,740)            (19,782)
                                                 --------            --------
  Long-term debt                                 $      -            $ 35,628
                                                 ========            ========
							- F-16 -

     In 2004, pursuant to EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement are Deemed to be Current", the Company has classified its Wachovia revolving credit obligations, including the junior participation, within current liabilities as the Wachovia agreement contains language that implies that Wachovia has a subjective acceleration clause that it could invoke at any time to accelerate the debt and includes a required lock-box arrangement. At December 31, 2005, such debt is shown as current due to its default status at that time.

Wachovia Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a new revolving and term loan bank credit facility with Wachovia Bank (formerly, Congress Financial Corporation) (the "Wachovia Loan Facility"). The Wachovia Loan Facility consists of revolving credit, term loan and letter of credit accommodations up to a maximum credit of $25.0 million. The term loan amortizes to the revolving credit availability at a rate of $53,000 per month beginning on January 31, 2004 until fully paid. This facility has a three-year initial term and automatically renews for additional one-year increments unless either party gives the other notice of termination at least 90 days prior to the beginning
of the next one-year term.   The Wachovia Loan Facility is collateralized by a
continuing security interest and lien on substantially all of the Company's assets.

     Interest on loans outstanding under the Wachovia facility (other than the Wachovia Supplemental Loan described in the next paragraph) is payable monthly at a variable rate tied to the prime rate publicly announced from time to time by Wachovia Bank, National Association, plus 2.50%. The facility also provides for a default interest rate of the prime rate plus 4.50%. The interest rate at December 31,2005 was 11.75%.

     In May 2004, the Company and Wachovia entered an amendment to the loan and security agreement whereby Wachovia provided an additional $3.0 million Supplemental Loan to the Company. Proceeds from the loan were used to pay trade payables and for other corporate purposes. Funds for the additional $3.0 million of supplemental financing were provided to Wachovia by two private capital funds as the result of the execution of a junior participation loan transaction between Wachovia and the two funds. Each fund participated in the supplemental financing at a ratio of 50% each. In addition to their junior participation loan having the same collateral security as Wachovia as described below, each private equity fund received, subject to shareholder approval, a warrant to purchase 375,000 shares of the Company's common stock at an initial exercise price of $0.01 per share, together with registration rights. The warrants were issued in January 2005, following the approval by the Company's stockholders to amend the Company's Articles of Incorporation to increase the authorized number of shares of common stock of the Company by 10,000,000. The value of the warrants was estimated to be $165,000 at December 31, 2004 using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and will be amortized to interest expense using the effective interest method of amortization.

	In July 2005, the Company and Wachovia entered into an amendment to the loan and security agreement whereby Wachovia provided an additional $3.1 million of supplemental revolving credit financing to the Company. Proceeds from the loan were used to pay the NapTech settlement, as described more fully in Note 2: Recent Events, and to fund inventory purchases. Funds for the additional $3.1 million of supplemental financing were provided to Wachovia by two private capital funds as the result of the execution of a junior participation loan transaction between Wachovia and the two funds. Each fund participated in the supplemental financing at a ratio of 50% each. In addition to their junior participation loan having the same level of collateral security as Wachovia as described below, each private equity fund received a warrant to purchase 375,000 shares of the Company's common stock at an initial exercise price of $0.01 per share, together with registration rights. The warrants were issued in July 2005. The value of the warrants was estimated to be $85,000 at July 1, 2005 using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and will be amortized to interest expense using the effective interest method of amortization.
							- F-17 -
     Interest on the Wachovia Supplemental Loans is payable monthly at a fixed rate of 15% per annum. The Wachovia Supplemental Loans are collateralized by a continuing security interest and lien on substantially all of the current and after-acquired assets of Reunion including, without limitation, all accounts receivable, inventory, real property, equipment, chattel paper, documents, instruments, deposit accounts, contract rights and general intangibles.

     The Wachovia Supplemental Loans are subject to the same financial covenants and other covenants as the revolving credit and term loan facilities, including the minimum amount of earnings before interest, taxes, depreciation and amortization (EBITDA).

     Through August 2004, the Company achieved the minimum monthly EBITDA required for compliance with the Wachovia covenant. However, the Company was unable to achieve the required minimum monthly covenant of $650,000 for September 2004, having generated only $604,000 as calculated under the terms of the facility. In November 2004, Wachovia and the Company entered into an amendment of the loan and security agreement wherein Wachovia waived the minimum EBITDA covenant for September 2004, eliminated the minimum EBITDA covenant for October 2004 and significantly reduced the monthly minimum EBITDA covenant going forward. The Company was in compliance with all other financial, affirmative and negative covenants in September 2004, including the required minimum fixed charge coverage ratio of 0.77:1 for the third quarter of 2004, having achieved a third quarter 2004 ratio of 1.17:1. However, as part of this amendment, Wachovia eliminated the minimum fixed charge coverage ratio in all future quarters. Under this November 2004 amendment, the Company was required to maintain new minimum monthly amounts of EBITDA of $280,000 in November 2004, $290,000 in December 2004, $350,000 in January 2005, $280,000
in February 2005 and $300,000 per month thereafter. In January 2005, the Company failed to meet the minimum monthly amount when it had an EBITDA loss for the month of $39,000. Wachovia waived this failure.

	Through September 2005, the Company achieved the minimum monthly EBITDA required for compliance with the Wachovia covenant. However, the Company was unable to achieve the required minimum monthly EBITDA covenant of $300,000 for October or November 2005. As a result, in December 2005, Wachovia declared a default under the loan and security agreement and began charging the default interest rate at such time on its revolving credit and term loans. The default interest rate is 2% higher than the non-default rate. As more fully described in Note 3: SUBSEQUENT EVENTS, with the sale of Oneida, the Company and Wachovia entered into an amendment to the loan and security agreement wherein Wachovia waived the October and November defaults for failure to meet the minimum monthly EBITDA amount, waived the defaults arising from the Company's failure to make the required interest payments to the holders of the 13%
Senior Notes and lowered the monthly minimum EBITDA covenant requirement from $300,000 to $250,000 beginning in March 2006. As a result, as of March 2006, the Company is not currently in default on its Wachovia debt.

Private Capital Fund Financing

     On August 11, 2003, Reunion borrowed $2.5 million from a private capital fund by executing a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. The note bears interest at 10% per annum, such interest being payable on the last day of every month in arrears commencing on August 31, 2003. The principal amount of $2.5 million was due on August 11, 2005 with voluntary prepayments permitted but was extended to December 5, 2006 as discussed below. The note is secured by a majority of the assets of Reunion, provided that such security interest is subordinate to the security interest of Wachovia. In addition to its subordinated security interest, the fund received a warrant to purchase 625,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.01 per share. The value of the warrants was estimated to be $90,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and is being amortized to interest expense using the effective interest method of amortization. The cash proceeds were used for working capital and other general corporate purposes.

							- F-18 -

     In connection with the Wachovia refinancing on December 3, 2003, this same private capital fund amended and restated its senior subordinated secured promissory note to provide an additional $1.0 million of financing to the Company at the same interest rate but changed the maturity date from August 11, 2005 to December 5, 2006. Additional warrants to purchase 325,000 shares were eventually issued to the fund in January 2005, following the approval by the Company's stockholders to amend the Company's Articles of Incorporation to increase the authorized number of shares of common stock of the Company by 10,000,000. The value of these warrants was estimated to be $18,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and is being amortized to interest expense using the effective interest method of amortization.

     In connection with the Wachovia refinancing on December 3, 2003, a separate private capital fund provided the Company with a $4.2 million loan evidenced by a senior subordinated secured promissory note payable with net cash proceeds of $4.0 million after fees and expenses. The note bore interest at the rate of 12% until December 2005 when the rate increased to the prime rate as published in the Wall Street Journal plus 8%. This rate is now 15%. Interest is payable on the first day of every month. The principal amount of $4.2 million is due on December 1, 2006. Prepayments in whole or in part are permitted without penalty commencing in May 2004. The note is secured by mortgage liens and/or deed of trust security interests totaling $4.2 million encumbering all premises owned by the Company. In connection with the sale of the leaf spring segment as described in Note 2: Sale of Assets, a prepayment of $250,000 was made on this note, bring the December 31, 2005 remaining balance to $3.95 million. (See also Note 2: Sale of Assets for an additional prepayment in year 2006.) In addition to its security interest, the fund received a warrant to purchase 500,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.50 per share. The warrants were estimated to have no value at the time of their issuance using the Black-Scholes pricing model.

13% Senior Notes

     Prior to December 2003,the Company had a total of $24.855 million of 13% senior notes outstanding. The senior notes required semi-annual interest payments every November 1st and May 1st and sinking fund payments of $12.5 million on May 1, 2002 and $12.355 million on May 1, 2003. Since November 1, 2001, the Company was unable to make the required semi-annual interest payments or the sinking fund payments due May 1, 2002 and 2003. As a result, an event of default, as defined in the indenture governing the 13% senior notes, had existed since December 1, 2001 as the Company was not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture.

     In November 2003, the Company solicited the consent of our noteholders to certain provisions and waivers of the indenture governing the 13% senior notes in an effort to facilitate the Wachovia refinancing. The significant provisions of the solicitation requested that the noteholders consent to permanently waive all then existing defaults under the indenture, cancel all accrued and unpaid interest, cancel 12% of the principal amount of senior notes and extend the maturity of the notes to December 2006. In order for the consent to be effective, the Company needed noteholders comprising at least 90% of the principal amount of outstanding senior notes to consent. As of December 1, 2003, the end of the consent period, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented. Accordingly, 12% of the $23,250,700 principal amount of senior notes of noteholders that had consented to the various provisions and waivers, or $2.8 million, was extinguished pursuant to the provisions of the consent.

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

							- F-19 -

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

     The Company also failed to make the interest payments on the Senior Notes that were due on July 1, October 1, 2005 and January 1, 2006, each in the amount of $0.7 million. As a result, events of default have occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (the "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the
 Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding the acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration.

SFSC Judgment

     Effective May 10, 2004, the Company's indebtedness to and from Stanwich Financial Services Corp. ("SFSC") was settled on the following terms: (1) pursuant to the judgment referred to below, the Company is obligated to pay SFSC the sum of $4.29 million on or before December 31, 2006, plus interest on such sum at the rate of 10% per annum from such effective date, in satisfaction of the Company's indebtedness to SFSC, (2) SFSC's indebtedness to the Company in the amount of $310,000 plus interest was cancelled and (3) provided it performs its obligations under the settlement and the judgment, the Company will be released from the claims of SFSC's creditors. As contemplated by the settlement agreement, a judgment has been entered against the Company for the settlement amount by the United States Bankruptcy Court for the District of Connecticut, in SFSC's pending Chapter 11 Bankruptcy

							- F-20 -

proceeding. The settlement amount did not constitute a new liability of the Company, as it relates to indebtedness and a note receivable that had previously been recorded on the Company's balance sheet. The settlement resulted in a $3.3 million gain on debt extinguishment in year 2004. At December 31, 2005 such amount is included in Notes payable. At December 31, 2004, such amount is included in Long-term debt. (See also, NOTE 3: SUBSEQUENT EVENTS - Note Payable Settlements.)

Notes Payable

     At December 31, 2005, included in Debt in default is a $1,017,000 note payable assumed by Reunion in a previous year acquisition of a plastics operation. Such note, together with a $3,144,000 15% note payable assumed by Reunion in connection with the acquisition by merger of NPS Acquisition Corp ("NPSAC ") in January, 2001 ( the "NapTech Note"), was included in Notes payable at December 31, 2004.

     To facilitate the Wachovia refinancing, in November 2003, Reunion and the holder of the $1,017,000 note payable entered into a replacement promissory note payable with an annual interest rate of the prime rate, as published by Bank One, National Association, plus 8% with a maturity date of December 8, 2004. The Company was unable to make this payment and the note remains currently due. The Company made no payments of interest on this note in 2004 and $74,180 of interest payments during 2003. (See NOTE 3: SUBSEQUENT EVENTS-Note Payable Settlements.)

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

Notes Payable - Related Parties

	Note payable to related parties consists only of a December 31, 2002 note payable to Mr. Charles E. Bradley, Sr. of $500,000 with interest at 10% per annum, which note was issued to evidence a loan from him. Such note was due on October 31, 2004. The proceeds of this loan were used to partially pay the NapTech Note. This note is subordinated to the Company's indebtedness to Wachovia. No cash payments of principal or interest have been made on this note. See NOTE 8 regarding interest on this note that was converted to equity.

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

     The following represents stockholders' equity (deficit) activity for each year in the 3-year period ended December 31, 2005 (in thousands):


							- F-21 -

                                                   2005      2004      2003
                                                 --------  --------  --------
  Par value of common stock, January 1           $    163  $    163  $    163
Stock issuance                                          4         -         -
                                                 --------  --------  --------
  Par value of common stock, December 31         $    167  $    163  $    163
                                                 ========  ========  ========
  Capital in excess of par value, January 1      $ 27,866  $ 25,609  $ 25,195
Stock issuance                                        374         -         -
Warrant issuances                                      85       183       414
Capitalization from China Joint Venture (NOTE 1)        -     2,074         -
                                                 --------  --------  --------
  Capital in excess of par value, December 31    $ 28,325  $ 27,866  $ 25,609
                                                 ========  ========  ========
  Accumulated other comprehensive
    loss, January 1                              $ (1,902) $ (1,979) $ (2,010)
Additional pension liability in excess of
  unrecognized prior service cost                      23        77        31
                                                 --------  --------  --------
  Accumulated other comprehensive
    loss, December 31                            $ (1,879) $ (1,902) $ (1,979)
                                                 ========  ========  ========

  Accumulated deficit, January 1                 $(51,710) $(51,548) $(54,188)
Net income (loss)                                  (2,420)     (162)    2,640
                                                 --------  --------  --------
  Accumulated deficit, December 31               $(54,130) $(51,710) $(51,548)
                                                 ========  ========  ========
  Total stockholders' equity
    (deficit), January 1                         $(25,583) $(27,755) $(30,840)
Conversion of debt                                    378         -         -
Warrant issuances                                      85       183       414
Capitalization from China Joint Venture (NOTE 1)        -     2,074         -
Other comprehensive income (loss)                      23        77        31
Net income (loss)                                  (2,420)     (162)    2,640
                                                 --------  --------  --------
  Total stockholders' deficit,
    December 31                                  $(27,517) $(25,583) $(27,755)
                                                 ========  ========  ========

     In 2005, 2004 and 2003, the Company issued to certain of its lenders warrants to purchase an aggregate of 2.4 million shares of its common stock, in each case at a price of $0.01 per share. The warrants and the transactions in connection with which they were issued are described above in NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The values of the warrants issued in 2005, 2004 and 2003 were estimated to be, respectively, $85,000, $183,000 and $414,000 at the times of their issuance, in all cases using the Black-Scholes pricing model. These amounts were recorded as original issue discounts with an increase to paid-in-capital and are being amortized to interest expense using the effective interest method of amortization

     The following represents common stock activity for the 3-year period ended December 31, 2005(in thousands of shares):

                                                   Year Ended December 31,
                                                   2005      2004      2003
                                                 --------  --------  --------
  Outstanding common stock, January 1              16,278    16,278    16,278
Stock issuance                                        378         -         -
                                                 --------  --------  --------
  Outstanding common stock, December 31            16,656    16,278    16,278
                                                 ========  ========  ========
	At the June 21, 2005 Board of Directors meeting, approval was granted for the Company to enter into settlement agreements with Kimball J. Bradley and Charles E. Bradley, Sr., two officers of the Company. Under such agreements, the officers agreed to forgive $309,960 of guarantee fees and interest owed to them by the Company and to convert an additional $68,040 of such fees and interest into 378,000 shares of common stock of the Company. Such conversion added $378,000 to the Company's equity, $4,000 to common stock and $374,000 to capital in excess of par value.

							- F-22 -
NOTE 9:   STOCK OPTIONS

     At December 31, 2005, the Company had two stock option plans. They are described below. The Company accounts for its plans using APB Opinion 25 and related interpretations. Stock option grants during the periods presented were all at exercise prices equal to or above the then current market price, and, accordingly, no compensation expense has been recognized for the Company's stock option plans. At December 31, 2005, 354,600 shares of common stock were reserved for issuance under these plans.

       Had compensation cost for the Company's stock option plans been determined based on the fair value recognition provisions of SFAS No. 123 for the periods presented, pro forma earnings and per share amounts would have been as follows (in thousands, except for per share amounts):

                  			          2005       2004       2003
	      			               -----      -----      -----

Net income (loss) as reported              $(2,420)    $ (162)   $ 2,640
Deduct: Total stock-based employee
        compensation determined under
        fair value method for stock
        options, net of tax                    (30)         -          -
                                            ------      -----     ------
Pro forma income (loss) applicable
     to common stockholders                $(2,450)    $ (162)   $ 2,640
                                            ======      =====     ======
Basic income (loss) per
     share, as reported                    $ (0.15)    $(0.01)   $  0.16
                                            ======      =====     ======
Basic income (loss) per
     share, pro forma                      $ (0.15)    $(0.01)   $  0.16
                                             =====      =====     ======
Diluted income (loss) per
     share, as reported                    $ (0.15)    $(0.01)   $  0.16
                                            ======      =====     ======
Diluted income (loss) per
     share, pro forma                      $ (0.15)    $(0.01)   $  0.16
                                             ======     =====     ======

       The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005: risk free discount rate of 6%, no dividend yield, expected volatility of 99% and an expected option life of 3 years.

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

     At its meeting on June 26, 2003, the Board of Directors approved the issuance of a total of 170,000 options to two directors and one non-director executive of the Company. The per-share closing price on the AMEX of the Company's common stock on June 25, 2003 was $0.25. Kimball Bradley received 100,000 options at an exercise price of $0.275 per share of Company's common stock. These options have a 5-year term and vest in one-third increments on the first, second and third anniversaries of their issuance. Mr. David E. Jackson, director, received 20,000 options and a non-director executive received 50,000 options at an exercise price of $0.25 per share. These options have a 10-year term and vest in one-third increments on the first, second and third anniversaries of their issuance. By written unanimous consent in lieu of a meeting dated December 1, 2003, the Board of Directors approved the issuance of a total of 400,000 options to two directors of the Company. The per-share closing price on the AMEX of the Company's common stock on November 30, 2003 was $0.32. Kimball Bradley received 300,000 options and Charles E. Bradley, Sr. received 100,000 options at an exercise price of $0.352 per share of Company's common stock. These options have a 5-year term and vest in one-third increments on the first, second and third anniversaries of their issuance. On June 21, 2005, the Compensation Committee of the Board of Directors approved the issuance of a total of 800,000 options, 100,000 of which came out of the 1998 Plan and were issued to Kimball Bradley at an exercise price of $0.20 per share of the Company's common stock. The per-share closing price on the AMEX of the Company's stock on June 21, 2005 was $0.18. These options have a 5-year term and vest one-third immediately and one-third on the first and second anniversaries of their issuance. At December 31, 2005, 54,600 options were available for issuance under the 1998 Option Plan.

2004 Option Plan

     Effective December 15, 2004, the Board of Directors and stockholders of the Company approved the adoption of the 2004 Stock Option Plan (the "2004 Option Plan"). The 2004 Option Plan authorizes the grant of options and sale of 1,000,000 shares of common stock of the Company to key employees, directors and consultants. On June 21, 2005, the Compensation Committee of the Board of Directors approved the issuance of a total of 800,000 options, 700,000 of which came out of the 2004 Plan. Of these options, 200,000 were issued to Kimball Bradley, 100,000 were issued to Charles E. Bradley, Sr., 50,000 were issued to Board members other than Charles E. and Kimball Bradley, 100,000 were issued to an officer of the Company and the remaining 250,000 options were issued to other employees of the Company. The options issued to both Kimball Bradley and Charles E. Bradley, Sr. were issued at an exercise price of $0.20 per share of the Company's common stock. The per-share closing price on the AMEX of the Company's common stock on June 21, 2005 was $0.18. These options have a 5-year term and vest one-third immediately and one-third on the first and second anniversaries of their issuance. The options issued to the other Board of Director members and to the employees were issued at $0.18 per share of the Company's common stock and are ten year term options. The options issued to the other Board of Director members vest immediately. The options issued to the other employees vest one-third immediately and one-third on the first and second anniversaries of their issuance. At December 31, 2005, 300,000 options were available for issuance under the 2004 Stock Option Plan.

A summary of the status of the Company's stock options and warrants as of December 31, 2005, 2004 and 2003 and changes during the year is presented below:

                           2005               2004                2003
                    ------------------  ------------------  ------------------
                              Weighted            Weighted            Weighted
                               Average             Average             Average
                              Exercise            Exercise            Exercise
Fixed Options       Shares       Price  Shares       Price  Shares       Price
-------------       --------- --------  --------- --------  --------- --------
Outstanding at
  beginning of year   614,000     0.51    614,000    $0.51     44,000    $2.94
Granted               800,000     0.19          -        -    570,000     0.33
Exercised                   -        -          -        -          -        -
Forfeited/expired     (44,000)    2.94          -        -          -        -
                    ---------           ---------           ---------
Outstanding at
  end of year       1,370,000     0.25    614,000     0.51    614,000    $0.51
                    =========           =========           =========
Options exercisable
  at end of year      679,999     0.27    234,000     0.82     40,667     3.06
                    =========           =========           =========




  Weighted-average fair value of options granted:
Exercise price equal
  to market price
  on grant date     $    0.18           $       -           $    0.25
                    =========           =========           =========
Exercise price greater
  than market price
  on grant date     $    0.20           $       -           $    0.34
                    =========           =========           =========

     The following table summarizes information about stock options and warrants outstanding at December 31, 2005:

                    Remaining           Number              Number
Exercise            Contractual         Outstanding         Exercisable
Price               Life                at 12/31/05         at 12/31/05
---------           -----------         -----------         -----------
$0.1800              9.50 years             400,000             166,666
$0.2000              4.50 years             400,000             133,333
$0.2500              7.50 years              70,000              46,666
$0.2750              2.50 years             100,000              66,667
$0.3520              3.00 years             400,000             266,667
                                          ---------           ---------
                                          1,370,000             679,999
                                          =========           =========

     Had the Company used FASB Statement 123 to account for our stock options, our operating results would not have been materially different from our reported results.


NOTE 10:   EMPLOYEE BENEFIT PLANS

     The Company sponsors defined benefit plans and other postretirement benefit plans for certain employees in its pressure vessel business and on its Corporate Executive Payroll (as defined in the plan document). The Company also sponsors a frozen defined benefit plan and provides a postretirement benefit plan for certain employees in its recently sold plastics divisions. Such benefit plans were not included in the sale of these divisions and continue to be an obligation of the Company.

Continuing Operations

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

     Eligible active and retired employees of the pressure vessel division for which postretirement benefits are provided include both union and nonunion employees. Healthcare benefits for both union and nonunion retirees are provided for the most part through comprehensive major medical and other health benefit provisions subject to various retiree cost-sharing features. The majority of employees eligible for healthcare benefits upon retirement are former employees of USX Corporation (USX). A significant portion of postretirement healthcare earned by such employees prior to 1987 is the responsibility of USX. Life insurance benefits provided to eligible union retirees are based on fixed amounts negotiated in labor agreements. Life insurance benefits provided to eligible nonunion retirees are based on the employee's annual base salary at retirement subject to a maximum benefit.

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

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 2005 and 2004 and the funded status at December 31, 2005 and 2004 of the pension plan and the other postretirement benefits plans (in thousands). The accrued benefit cost is included in other liabilities in the accompanying consolidated balance sheet:

                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2005        2004         2005        2004
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  4,016    $  3,578     $  2,060    $  1,965
Service cost                        212         139          109          93
Interest cost                       226         214          114         116
Actuarial loss (gain)               203         242          355         (25)
Benefits paid                      (185)       (157)         (93)        (89)
                               --------    --------     --------    --------
Benefit obligation, ending     $  4,472    $  4,016     $  2,545    $  2,060
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  2,689    $  2,201     $      -    $      -
Actual return                       702         248            -           -
Company contribution                384         397           93          89
Benefits paid                      (185)       (157)         (93)        (89)
                               --------    --------     --------    --------
Fair value, ending             $  3,590    $  2,689     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $    882    $  1,327     $  2,545    $  2,060
  Unrecognized costs:
Additional minimum pension
  Liability                         997       1,359            -           -
Prior service costs                (140)       (159)           4           4
Net loss                           (857)     (1,200)        (739)       (456)
Transition obligation                 -           -         (295)       (343)
                               --------    --------     --------    --------
Accrued benefit costs          $    882    $  1,327     $  1,515    $  1,265
                               ========    ========     ========    ========

     In addition to accrued benefit costs, amounts recognized in the consolidated balance sheet include an intangible asset of $140,000 and $159,000 and other comprehensive losses of $796,000 and $1,139,000 at December 31, 2005 and 2004, respectively.

     Net periodic pension and other postretirement benefits costs for the following years for pension and other postretirement benefits plans ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------  ----------------------
                               2005    2004    2003    2005    2004    2003
                              ------  ------  ------  ------  ------  ------
Benefits earned during year   $  212  $  139  $  140  $  109  $   93  $   75
Interest cost                    226     214     207     115     116     104
Early retirement incentive         -       -       -       -       -       -
  Amortization of:
Prior service cost                19      21      20      (1)     (1)     (1)
Unrecognized net loss (gain)      63      54      46      71      75      24
Unrecognized net obligation        -       -       -      48      48      49
Expected return on plan assets  (219)   (195)   (183)      -       -       -
                               -----   -----   -----   -----   -----   -----
Defined benefit pension and
  total other postretirement
  benefits costs              $  301  $  233  $  230  $   342 $  331  $  251
                               =====   =====   =====   ======  =====   =====

     Assumptions used to develop pension cost and projected benefit obligations for the pressure vessels' defined benefit pension plan for the following years ended December 31 are as follows:

                                                   2005      2004      2003
                                                 --------  --------  --------
Discount rate                                       5.75%     6.00%     6.25%
                                                 ========  ========  ========
Expected rate of return on plan assets              7.75%     7.75%     7.75%
                                                 ========  ========  ========

     The details of the pressure vessels' pension plan assets by asset category are as follows:
                                     2005                     2004
                               -----------------        -----------------
                               Assets    Percent        Assets    Percent
                               -------- --------        -------- --------
Equity securities		       $  3,009      84%        $  2,020      75%
Corporate bonds                     408      11              406      15
Government obligations              145       4              164       6
Cash and other                       28       1               99       4
                               -------- --------        -------- --------
Total                          $  3,590     100%        $  2,689     100%
                               ======== ========        ======== ========

     The Company's investment strategy for pension funds is to maintain at least 50% of such funds in equity securities with the balance invested primarily in bonds and other fixed income securities. The Company believes that the returns on common stock over the long term will be higher than returns from fixed income securities. Both equity and fixed income investments are made across a wide range of industries and companies in order to provide protection against the impact of volatility in any single industry or company. The Company is currently using an expected rate of return of 7.75% on our assets and a 2.5% anticipated inflation rate which produces an expected real rate of return of 5.25%. This rate was chosen by taking into account our intended asset mix and the historical returns of the plan since its inception. The Company expects to contribute $446,000 to the plan in 2006.

     Expected benefit payments under the pension plan, which reflect expected future service, as appropriate, are as follows for the years indicated (in thousands):

							Benefits
							--------
		2006					$    305
		2007                               261
		2008                               285
		2009                               347
		2010                               340
		2011-2015	                     1,766

							- F-27 -
     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:
                                                   2005      2004      2003
                                                 --------  --------  --------
Discount rate                                       5.75%     6.25%     6.25%
                                                 ========  ========  ========
Healthcare cost trend rate (USX eligible)            2.0%      2.0%      2.0%
                                                 ========  ========  ========
Healthcare cost trend rate (All others)              7.0%      7.0%      7.0%
                                                 ========  ========  ========
Rate of compensation increase                        2.0%      2.0%      2.0%
                                                 ========  ========  ========

     USX administers the postretirement healthcare plans for the eligible employees of the McKeesport, PA location previously owned by USX and bills Reunion for its share of the postretirement costs related to Reunion's retirees covered by the plans. During 1997, Chatwins Group's actuary reviewed several years of rates charged to Chatwins Group by USX for retiree medical coverage and, as a result, elected to reduce the applicable healthcare cost trend rate for all years subsequent to 1997 to 3%. Such rate was reduced to 2% in 2003 after further review. For all others, the 7.0% is a weighted-average based on an assumed rate of increase in per capita healthcare costs of 10% for 2005 with a gradual decrease to 5% and remaining at that level thereafter. A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2005 by approximately $360,000 and increase the total of the service and interest cost components by approximately $43,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $291,000 and $34,000, respectively.

Discontinued Plastics Operations

     Reunion sponsors a defined benefit pension plan which covered substantially all of its employees at its New York facilities. Effective June 15, 1999, benefits were frozen. These New York facilities were sold in connection with the Oneida sale discussed in NOTE 3: SUBSEQUENT EVENTS-Sale of Oneida. However, the defined benefit pension plan was not part of the sale and was retained by the Company.

     Reunion maintains a postretirement healthcare plan for certain salaried and union retirees and their dependents of the discontinued plastics segment. Covered employees were eligible to participate in the medical benefit plan if, at the time they retire, they had at least 10 years of service and had attained 62 years of age. This plan is contributory via employee contributions, deductibles and co-payments and are subject to certain annual, lifetime and benefit-specific maximum amounts. The liabilities associated with this plan were not assumed in the sale of the plastics segment and continue to be retained by the Company.

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 2005 and 2004 and the funded status at December 31, 2005 and 2004 for the discontinued plastics segment pension and other postretirement benefits plans (in thousands). The accrued pension benefit cost is included in Assets of discontinued operations, current in the accompanying consolidated balance sheet and the accrued other postretirement cost is included in Non-current liabilities of discontinued operations:


                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2005        2004         2005        2004
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  3,896    $  3,711     $    915    $  2,395
Service cost                          -           -            -          55
Interest cost                       224         224           46         139
Plan curtailment                      -           -            -      (1,480)
Actuarial loss (gain)                63          98          (81)        (97)
Benefits paid                      (213)       (137)        (176)        (97)
                               --------    --------     --------    --------
Benefit obligation, ending     $  3,970    $  3,896     $    704    $    915
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  3,133    $  2,464     $      -    $      -
Actual return                       227         308            -           -
Company contribution                363         498          176          97
Benefits paid                      (213)       (137)        (176)        (97)
                               --------    --------     --------    --------
Fair value, ending             $  3,510    $  3,133     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $    460    $    763     $    709    $    915
  Unrecognized costs:
Additional minimum pension
  Liability                       1,525       1,436            -           -
Net loss                         (1,525)     (1,436)          77           1
                               --------    --------     --------    --------
Accrued benefit costs          $    460    $    763     $    786    $    916
                               ========    ========     ========    ========

     In addition to accrued benefit costs, amounts recognized in the consolidated balance sheet include other comprehensive losses of $1,036,000 and $763,000 at December 31, 2005 and 2004, respectively.

     Net periodic pension and other postretirement benefits costs for the following years for Plastics pension and other postretirement benefits plan ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------  ----------------------
                               2005    2004    2003    2005    2004    2003
                              ------  ------  ------  ------  ------  ------
Benefits earned during year   $    -  $    -  $    -  $   -   $   56  $   54
Interest cost                    224     224     220     31      138     119
Unrecognized net loss (gain)      62      62      64     (1)      52      16
Plan curtailment                           -       -      -     (804)      -
Expected return on plan assets  (315)   (237)   (173)     -        -       -
                                ------  ------  ------  ------  ------  ------
Defined benefit pension and
  total other postretirement
  benefits costs (income)     $  (29) $   49  $  111  $  30   $ (558)  $ 189
                               ======  ======  ======  ======  ======  ======

      Assumptions used to develop the pension cost and projected benefit obligation for the discontinued operations' defined benefit pension plan for the following years ended December 31, 2005, 2004 and 2003 are as follows:


                                                   2005      2004      2003
                                                 --------  --------  --------
Discount rate                                       5.75%     6.00%     6.25%
                                                 ========  ========  ========
Expected rate of return on plan assets              7.75%     7.75%     7.75%
                                                 ========  ========  ========



The details of the pension plan assets by asset category are as follows:

                                      2005                     2004
                               -----------------        -----------------
                               Assets    Percent        Assets    Percent
                               -------- --------        -------- --------
Equity securities		       $  2,470      70%        $  2,207      70%
Fixed income/bond funds           1,021      29              906      29
Cash and other                       19       1               20       1
                               -------- --------        -------- --------
Total                          $  3,510     100%        $  3,133     100%
                               ======== ========        ======== ========

     The Company's investment strategy for pension funds is to maintain at least 50% of such funds in equity securities with the balance invested primarily in bonds and other fixed income securities. The Company believes that the returns on common stock over the long term will be higher than returns from fixed income securities. Both equity and fixed income investments are made across a wide range of industries and companies in order to provide protection against the impact of volatility in any single industry or company. The Company is currently using an expected rate of return of 7.75% on our assets and a 2.5% anticipated inflation rate which produces an expected real rate of return of 5.25%. This rate was chosen by taking into account our intended asset mix and the historical returns of the plan since its inception. The Company expects that it will not be required to contribute to the plan in 2006.

     Expected benefit payments under the Plastic's pension plan, which reflect expected future service, as appropriate, are as follows for the years indicated (in thousands):

							Benefits
							--------
		2006					$    167
		2007                               168
		2008                               174
		2009                               177
		2010                               187
		2011-2015	                     1,068


     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:
                                                   2005      2004      2003
                                                 --------  --------  --------
Discount rate                                       5.75%     6.25%     6.25%
                                                 ========  ========  ========
Healthcare cost trend rate                          7.00%     7.00%     7.00%
                                                 ========  ========  ========

     For measurement purposes, an assumed rate of increase in per capita healthcare costs of 10% was used for 2005 with a gradual decrease to 5% and remaining at that level thereafter. A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2005 by approximately $27,000 and increase the total of the service and interest cost components by approximately $2,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $33,000 and $3,000, respectively.

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


NOTE 11:   EARNINGS PER COMMON SHARE

     The computations of basic and diluted earnings per common share (EPS) for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands, except per share amounts):
                                                Income    Shares     EPS
                                               --------  --------  -------
      Year ended December 31, 2005:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $ (2,420)   16,479  $ (0.15)
                                                                   =======
Dilutive effect of stock options                      -         -
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted EPS           $ (2,420)   16,479  $ (0.15)
                                               ========  ========  =======
    Year ended December 31, 2004:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $   (162)   16,279  $ (0.01)
 -
                                                                   =======
Dilutive effect of stock options and warrants        -          -
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted EPS           $   (162)   16,279  $ (0.01)
                                               ========  ========  =======
     Year ended December 31, 2003:
Income available to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  2,640    16,279  $  0.16
                                                                   =======
Dilutive effect of stock options                              375
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $  2,640    16,654  $  0.16
                                               ========  ========  =======

     At December 31, 2005, 2004 and 2003, the Company's stock options outstanding totaled 1,370,000, 614,000 and 614,000, respectively. Such options included a dilutive component of 182,588, 128,711 and 112 shares, respectively. At December 31, 2005, 2004 and 2003, outstanding warrants to purchase the Company's common stock totaled 5,009,477, 3,476,585 and 2,896,238, respectively. Such warrants included a dilutive component of 3,583,215, 2,404,000 and 374,876 shares, respectively.

NOTE 12:   INCOME TAXES

     Due to the existence and use of the Company's net operating loss carryforwards, there was no United States tax provision recorded for the years ending December 31, 2005, 2004 and 2003. The Company's majority owned joint venture in China operates in a special economic zone. Prior to 2005, this entity enjoyed a tax holiday. Beginning in 2005 and lasting through 2007, this China entity will enjoy a reduced tax rate of 7.5% of net income. Subsequent to 2007, the rate will go to the full income tax rate, which is currently 15%. As a result, the 2005 current year provision relates solely to the China entity.


     The Company's effective income tax rate from continuing operations, reflected in the accompanying consolidated statement of income, differs from the statutory rate due to the following (in thousands):

                                                   Year Ended December 31,
                                                   2005      2004      2003
                                                 --------  --------  --------
Computed amount at statutory rate (34%)          $   (823) $     43  $    897
Net change in valuation allowance                     921   (17,794)   (2,335)
Section 108 cancellation of indebtedness
  income exclusion                                  1,173     3,558    (3,737)
Section 108 reduction of loss carryforwards
  from cancellation of indebtedness
  income exclusion                                 (1,173)   (3,558)    3,737
Goodwill amortization                                (140)     (140)     (140)
Foreign sales exclusions                              (45)      (40)      (57)
Expiration of loss carryforwards                        -    18,054     1,396
Chinese income tax exclusion                         (158)     (336)        -
Federal return to prior year's
  provision adjustments                                 -        33       142
Foreign income tax                                     49         -         -
Non-deductible expenses                               138        84        78
Other - net                                           107        96        19
                                                 --------  --------  --------
  Total tax provision from continuing
    operations                                   $     49  $      -  $      -
                                                 ========  ========  ========

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        At December 31,
                                                   2005                2004
                                                 --------            --------
Depreciation                                     $      -            $   (127)
Historical goodwill                                  (650)               (218)
Other                                                (179)               (139)
                                                 --------            --------
  Deferred tax liabilities                           (829)               (484)
                                                 --------            --------
Loss carryforwards (NOLs)                          22,555              21,793
Book reserves                                       2,376               2,470
Deferred compensation                                 281                 493
Tax credit carryforwards                              851                 851
Unicap adjustments                                    336                 167
Depreciation                                          436                   -
Other                                               1,741               1,536
                                                 --------            --------
  Deferred tax assets                              28,576              27,310
Less: Valuation allowance                         (27,747)            (26,826)
                                                 --------            --------
  Deferred tax assets, net                            829                 484
                                                 --------            --------
  Deferred taxes, net                            $      -            $      -
                                                 ========            ========

     At December 31, 2005, Reunion had net operating loss carryforwards for federal tax return reporting purposes of approximately $66.5 million, of which $6.1 million will expire by the end of 2007. Management has concluded that it is more likely than not that the Company's loss carryforwards will expire unutilized and has determined to continue to fully reserve for the total amount of net deferred tax assets as of December 31, 2005.



     The current and noncurrent classifications of the deferred tax balances are as follows (in thousands):
                                                        At December 31,
                                                   2005                2004
                                                 --------            --------
  Current:
Deferred tax assets                              $  3,565            $  2,363
Deferred tax liabilities                              (97)                (24)
Less:   Valuation allowance                        (3,462)             (2,231)
                                                 --------            --------
  Current deferred, net asset                           6                 108
                                                 --------            --------
  Noncurrent:
Deferred tax assets                                25,010              24,947
Deferred tax liabilities                             (732)               (460)
Less:   Valuation allowance                       (24,284)            (24,595)
                                                 --------            --------
  Noncurrent deferred, net (liability)                 (6)               (108)
                                                 --------            --------
  Deferred taxes, net                            $      -            $      -
                                                 ========            ========

     No U.S. federal or state corporate income tax return examinations are currently in process. The Company believes adequate provisions for income taxes have been recorded for all years.


NOTE 13:   RELATED PARTIES, TRANSACTIONS AND BALANCES

Related Parties

     Reunion Industries, Inc. - Reunion is a publicly traded Delaware corporation headquartered in Pittsburgh, Pennsylvania. Charles E. Bradley, Sr. (Mr. C. Bradley) was chairman of the board and Chief Executive Officer of Reunion until March 2, 2006. Kimball Bradley (Mr. K. Bradley)was President, Chief Operating Officer, a director of Reunion and son of Mr. Bradley until March 2, 2006. As described in Note 2: Recent Events, on March 2, 2006, Mr. C. Bradley resigned as chairman of the board and CEO and Mr. K. Bradley was elected chairman of the board and CEO. Mr. K. Bradley also retained his office of President.

     Stanwich Financial Services Corp. - SFSC is a privately held, currently inactive, corporation that was formerly in the structured settlement business. SFSC is owned 100% by Mr. C. Bradley. Prior to May 10, 2004, this company was a related party to Reunion. On that date, management control of SFSC was vested in a liquidating trustee and an executive committee, of which Mr. Bradley is not a member, in accordance with SFSC's plan of reorganization in its proceeding under Chapter 11 of the Bankruptcy Code. Accordingly, SFSC is no longer a related party. See also "SFSC Settlement" in NOTE 2 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Transactions and Balances

SFSC Indebtedness

     Pursuant to a settlement that became effective on May 10, 2004 (the "SFSC Settlement"), the Company is indebted in the amount of $4.29 million, plus interest that accrues on that amount after May 10, 2004 at the rate of 10% per annum. The settlement, which represents a compromise of the Company's indebtedness to SFSC and SFSC's indebtedness to the Company, resulted in a gain on debt extinguishment of $3.3 million for the Company in 2004. This settlement amount is payable on December 31, 2006, but may be prepaid without penalty. It is unsecured and is subordinate to the Company's indebtedness to Wachovia. For a description of the settlement agreement and the indebtedness to which the SFSC Settlement relates, see NOTES 2 AND 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS above under the captions "SFSC Settlement" and "Notes Payable ? SFSC and Related Parties," respectively. The Company has made no payments of principal or interest to SFSC on the restructured note payable.

Cash Surrender Value of Life Insurance Policies

     The Company pays the premiums on life insurance policies covering Mr. C. Bradley and two directors, Mr. Joseph C. Lawyer (Mr. Lawyer) and Mr. John G. Poole (Mr. Poole). Pursuant to these arrangements, the Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policy or their cash surrender value. The covered individuals have agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of the premiums paid, they will cover the shortfall. As of December 31, 2005 and 2004, premiums paid by the Company in excess of the cash surrender values of the policies totaled $891,000 and $919,000, respectively, and are included in due from related parties in the accompanying consolidated balance sheets.

Mr. C. Bradley Note Payable

     In January 2003, Mr. C. Bradley made a $500,000 payment on behalf of the Company to Shaw NapTech, Inc. This payment was applied to reduce by $500,000 the Company's indebtedness to Shaw NapTech, Inc. To evidence this loan by Mr.
C. Bradley, the Company issued to him its unsecured $500,000 10% note payable. The note payable became due on October 31, 2004. No principal or interest payments have been made on this note. In June 2005, as described in Note 8:
Stockholders' Deficit, Mr. C. Bradley agreed to forgive $98,400 of the interest payable to him and to convert an additional $21,600 of such interest payable to him into 120,000 shares of the Company's common stock. At December 31, 2005 and 2004, accrued and unpaid interest related to this note totaled $30,000 and $100,000, respectively, and is included in due to related parties in the accompanying consolidated balance sheet. Mr. C. Bradley's rights under this note are subordinate to the Company's indebtedness to Wachovia Financial.

Mr. C. Bradley Guarantees

     To facilitate the closing of the Wachovia refinancing in December 2003, Mr. C. Bradley provided a personal guarantee of $1.5 million of the revolving credit portion of the Wachovia Loan Facility. In exchange for his guarantee, the Board of Directors approved a 2% per annum guarantee fee to be paid to Mr.
C. Bradley during the time period such guarantee is in place. Amounts payable under this arrangement are being offset against an employee advance previously received by Mr. C. Bradley and owed to the Company. Such advance totaled $58,000 at the time of the refinancing, which advance has now been fully recovered by offsets of $25,699, $29,917 and $2,384 in years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, $4,219 is included in Due to related party in the accompanying balance sheet.

Mr. K. Bradley Guarantees

     To facilitate obtaining new financing with two private investment funds and the closing of the refinancing of the Company's bank debt with Wachovia in December 2003, Mr. K. Bradley provided personal guarantees totaling $9.2 million, including guarantees of two notes payable totaling $7.7 million and $1.5 of the revolving credit portion of the new Wachovia facilities. In exchange for his guarantees, the Board of Directors approved 2% per annum guarantee fees to be paid to Mr. K. Bradley during the time period such guarantees are in place. In June 2005, as described in Note 8: Stockholders' Deficit, Mr. K. Bradley agreed to forgive $211,560 of the guarantee fees payable to him and to convert an additional $46,440 of such guarantee fees payable to him into 278,000 shares of the Company's common stock. At December 31, 2005 and 2004, $105,351 and $184,841, respectively, of such fees are included in Due to related parties in the accompanying consolidated balance sheet.


NOTE 14:   COMMITMENTS AND CONTINGENCIES

     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. A summary of such legal proceedings follows.

Asbestos (ORC)
--------------

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company (currently owned by Rockwell Automation), a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed, pursuant to a contractual obligation to do so. Subsequent to this acceptance in the first lawsuit, Allen-Bradley Company has accepted and defended all additional lawsuits, a total of 200 separate actions, that the Company has tendered.

Asbestos (Alliance)
------------------

     The Company has been named in approximately 2,600 separate asbestos suits filed since January 1, 2001 by various plaintiffs' law firms in Michigan, Pennsylvania, Ohio, Illinois, Maryland, Alabama and W. Virginia. The claims are primarily directed against over 100 defendants, including Reunion, and allege that cranes from the Company's former crane manufacturing location in Alliance, OH were present in various steel mills located in those states and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the various Courts' Case Management Orders. Counsel for the Company has successfully resolved approximately 500-600 cases with little or no cost to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part other manufacturers provided contained any dangerous or toxic materials.
 It has been further denied that the Company was otherwise advised by component part manufacturers that component parts could be hazardous, or otherwise constitute a health risk. The Company intends to vigorously defend against these lawsuits.

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

     Description                                      2005      2004
     ---------------------------------------------  --------  --------
       Beginning balance                            $    100  $    211
     Add: Provision for estimated future claims          168       (2)
     Deduct: Cost of claims                             (135)     (109)
                                                    --------  --------
       Ending balance                               $    133  $    100
                                                    ========  ========
Operating leases

     Minimum rental commitments under all noncancellable operating leases in effect for continuing operations at December 31, 2005, were as follows (in thousands):
                            Year ended December 31,
 Total      2006      2007      2008      2009      2010      After 2010
-------    ------    ------    ------    ------    ------     ----------
$ 8,339    $1,427    $1,038    $  997    $  999    $ 996        $2,882
=======    ======    ======    ======    ======    ======       ======

     Operating lease rental expense related to continuing operations for the years ended December 31, 2005, 2004 and 2003, amounted to $1,494,267, $1,633,000, and $2,390,000, respectively.

NOTE 15:   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, accounts receivable and accounts payable - The carrying amounts approximate fair value because of the short maturities of these instruments.

     Debt - $16.8 million of the Company's debt has variable rates of interest and $35.2 million bears interest at fixed rates. Management estimates the carrying value of variable-rate debt to approximate its fair value as its stated rate of interest changes with changes in market rates of interest. Of the $35.2 million of fixed-rate debt, $22.0 million represents the 13% senior note obligation. Such notes were restructured in 2003 and there was little trading activity until the last half of 2005. Recent trading activity has primarily centered on only large holders disposing of their entire positions at a discount. Based on this, the fair value of such notes is not readily determinable. Of the remaining fixed-rate debt, $0.5 million is to a related party, for which comparable instruments do not exist, and $12.7 million relates to debt that bears interest at rates ranging between 10% and 15.25%. Given our financial condition, the fair value of such debt is not readily determinable.


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

     On September 24, 2002, the Company sold Kingway, our discontinued materials handling systems operations, for cash proceeds of $25.0 million and a $7.0 million note receivable in amounts of up to $2.333 million in each of 2003, 2004 and 2005. Future proceeds under the note receivable were contingent upon the combined operations of the buyer's material handling businesses exceeding certain specified EBITDA amounts. Such amounts were not achieved. The net cash proceeds of $24.12 million after transaction-related expenses were used to reduce borrowings under our BOA revolving credit facility of $15.96 million, term loan A facility of $7.11 million and pay overadvance fees of $1.05 million. The Company realized a net gain of $3.1 million, classified within discontinued operations, on this transaction. Finalization of this sale was subject to a post-closing working capital adjustment. The buyer alleged it was owed approximately $905,000 based on its calculation of working capital on the closing date. Pursuant to the asset purchase agreement, the Company submitted this dispute to a mutually agreed-upon independent accounting firm for resolution in arbitration. The arbitrator for the dispute determined that, of the $905,000 working capital deficiency claimed by the buyer, $705,000 was not valid. The Company paid the additional $200,000. The additional loss in year 2005 reflects mainly legacy insurance expenses in both the casualty and healthcare areas.

     On June 30, 2002, the Company sold the inventory and substantially all of the property, plant and equipment of Alliance, our discontinued bridges and cranes operations, for cash proceeds of $3.058 million and the assumption by the buyer of $242,000 of accrued liabilities. The Company retained all receivables, trade payables and certain other liabilities of this discontinued operation. The net cash proceeds of $3.058 million were used to reduce borrowings under our then existing Bank of America revolving credit facility ($322,000), term loan A facility ($1.87 million) and capital expenditure facility ($866,000). The Company realized a loss of $3.9 million, classified
within discontinued operations, on this transaction.   Additional losses in
the years ended December 31, 2003 and 2005 reflect higher than estimated on-going legacy costs related mainly to health benefits and legal fees and settlements associated with asbestos cases.

     In January, 2005, the Company sold its springs division operations for cash proceeds of $792,000. Net cash proceeds of $775,000 after transaction related expenses were received on January 4, 2005, of which $250,000 was used to reduce borrowings under the term loan from a private capital fund that is secured by the real property, $41,000 was used to reduce borrowings under the term loan portion of the Wachovia Loan Facility and the remaining balance of $484,000 was used to reduce borrowings under the Wachovia revolving credit facility. The Company recorded a loss of $318,000 on such sale which was provided for in the Company's 2004 year.

     In December 2004, the Company classified and began accounting for its Rostone business, located in Lafayette, IN, as discontinued operations in accordance with FAS 144. During the first quarter of 2005, the Company sold certain of the receivables, inventory and intangibles of Rostone along with certain of its machinery and equipment. The sale of such assets was accomplished in two separate transactions, with the sale of certain of the Rostone's compounding operation assets being sold to one unrelated entity and the sale of certain of Rostone's molding operation assets being made to a different unrelated entity. At the time of such sale, the Company entered into tolling or manufacturing agreements with such buyers under which the Company agreed to operate the compounding and molding operations at its Lafayette, IN facility for a limited time until the buyers could move such operations to different geographical locations. The buyers agreed to reimburse the Company for all expenses in connection with these activities. The sale of the selected assets noted above was for approximately $2.9 million. Of this amount, $712,000 was used to pay down the Wachovia term loan secured by the machinery and equipment and the remaining amount was used to reduce the borrowings under the revolving credit facility. The Company recorded a gain of approximately $370,000 on such sales.

	During the 2005 year, the Company reclassified its land and building in Milwaukee, WI to property held for sale.

	During the fourth quarter of 2005, the Company classified and began accounting for its Oneida business as discontinued operations in accordance with FAS 144. As described in Note 2: Recent Events, Oneida was ultimately sold in March 2006. The Company anticipates reporting a gain of approximately $4 million on such sale.

     At December 31, 2005, the assets and liabilities of discontinued operations are comprised of the assets and liabilities of the Oneida business, the remaining Rostone assets and the Company's land and building in Milwaukee, WI that is held for sale. At December 31, 2004, the assets and liabilities of discontinued operations are comprised of the assets and liabilities of the springs and Rostone businesses. Such assets and liabilities are as follows (in thousands):
                                                          At December 31,
                                                       2005            2004
                                                     --------        --------
     CURRENT ASSETS:
Cash and cash equivalents                            $    217        $     71
Receivables, net                                        3,236           4,268
Inventories, net                                        1,878           3,529
Other current assets                                      906             283
                                                     --------        --------
Total current assets                                 $  6,237        $  8,151
                                                     ========        ========
     CURRENT LIABILITIES:
Trade payables                                       $  1,964        $  2,828
Other current liabilities                                 677             809
                                                     --------        --------
Total current liabilities                            $  2,641        $  3,637
                                                     ========        ========
     OTHER ASSETS:
Property, plant and equipment, held for sale         $  6,050        $  6,238

                                                     ========        ========
     OTHER LIABILITIES:
Other liabilities                                    $    781        $    940
                                                     ========        ========
							- F-37 -

     Summarized results of discontinued operations for the years ended December 31, 2005, 2004 and 2003 follow (in thousands):

                                                2005       2004       2003
                                              --------   --------   --------
Net sales                                    $  22,914  $ 30,334    $ 29,247
Income (loss) before taxes                         227     1,114      (1,250)

     The income from discontinued operations in 2005 includes a gain on disposal of Rostone of $0.37 million. The gain from discontinued operations in 2004 includes a loss on disposal of our springs operation of $0.3 million. The loss from discontinued operations in 2003 includes $0.9 million related to an evaluation of legacy healthcare costs and litigation in the discontinued bridges and crane operation.

NOTE 17:   SEGMENT DISCLOSURES AND RELATED INFORMATION

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and metal bar grating.

     The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals and electronics.

     Excluding its subsidiary in Shanghai, China, Reunion Industries manufactures its products in the United States and sells its products in the
United States and in foreign countries.    During 2005, 2004 and 2003, no one
customer accounted for more than 10% of the net sales of Reunion. Of Reunion's $42.6 million, $41.4 million and $33.0 million of consolidated net sales from U.S continuing operations for 2005, 2004 and 2003, respectively, approximately $8.8 million, $6.4 million and $6.3 million, respectively, were export sales. Of these export sales, $6.4 million in 2005, $4.3 million in 2004 and $5.0 million in 2003 were to customers in the Far East (principally China and Taiwan) and $1.0 million in 2005, $1.3 in 2004 and $700,000 in 2003 were to customers in Canada.

	Segment data, including earnings before interest, taxes, depreciation and amortization (EBITDA) (in thousands except for related notes):

                                                     Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
2005:
-----
  Operating Businesses:
Pressure vessels                $ 22,894   $  3,640   $    298   $ 14,114
Cylinders                         19,611      1,532        144      7,082
Grating				     7,222        688         25      4,158
                                --------   --------   --------   --------
  Subtotal                        49,727      5,860        467     25,354
Corporate and other                    -     (2,104)         5     13,619
Discontinued Operations                -          -        113     12,287
                                --------   --------   --------   --------
  Totals                        $ 49,727      3,756   $    585   $ 51,260
                                ========              ========   ========
Gain on extinguishment of debt                3,450
Depreciation                                   (720)
Interest expense                             (8,906)
                                           --------
  Loss from continuing operations
    before income taxes and minority
    interests                              $ (2,420)
                                           ========

2004:
-----
  Operating Businesses:
Pressure vessels                $ 22,921   $  3,979   $    218   $ 15,403
Cylinders                         18,488        580        202      8,452
Grating				     9,306      1,274         70      4,013
                                --------   --------   --------   --------
  Subtotal                        50,715      5,833        490     27,868
Corporate and other (3)                -     (1,582)        56     14,601
Discontinued Operations                -          -        234     14,127
                                --------   --------   --------   --------
  Totals                        $ 50,715      4,251   $    780   $ 56,596
                                ========              ========   ========
Gain on extinguishment of debt                3,540
Depreciation                                 (  804)
Interest expense                             (7,933)
                                           --------
  Loss from continuing operations
    before income taxes and minority
    interests                              $   (946)
                                           ========

2003:
-----
  Operating Businesses:
Pressure vessels                $ 21,371   $  3,837   $      -   $ 12,351
Cylinders                         17,891        353        101      7,877
                                --------   --------   --------   --------
  Subtotal                        39,262      4,190        101     20,228
Corporate and other (4)                -     (3,440)         3     15,723
Discontinued Operations                -          -        178     15,572
                                --------   --------   --------   --------
  Totals                        $ 39,262        750   $    282   $ 51,523
                                ========              ========   ========
Gain on extinguishment of debt               10,991
Depreciation                                   (949)
Interest expense                             (6,902)
                                           --------
  Income from continuing operations
    before income taxes                    $  3,890
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

(2) Corporate and other assets at December 31, 2005, 2004 and 2003 includes $8.0 million of goodwill that relates to the Company's pressure vessel business. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of pressure vessels.

(3) Includes income totaling $0.6 million from reduction in environmental reserve.

(4) Includes gain of $0.2 million on sale of equipment with no carrying value.


NOTE 18:   QUARTERLY DATA (unaudited)

     Results by quarter for 2005 and 2004 follow:


                                               2005 Quarter Ended
                                       --------------------------------------
                                       March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 12,365  $ 14,163  $ 12,429  $ 10,770
Operating costs and expenses             12,172    12,163     9,751     9,155
                                       --------  --------  --------  --------
  Operating income                     $    193  $  2,000  $  2,678  $  1,615
                                       ========  ========  ========  ========
Income (loss) from continuing
  operations                           $ (1,999) $   (227) $  1,641  $ (2,095)
Income (loss) from discontinued
  operations                                293         -      (130)       97
                                       --------  --------  --------  --------
  Net income (loss)                    $ (1,706) $   (227) $  1,511  $ (1,998)
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $  (0.10) $   0.02  $   0.09  $  (0.12)
                                       ========  ========  ========  ========
Diluted                                $  (0.10) $   0.01  $   0.07  $  (0.12)
                                       ========  ========  ========  ========
Significant item included in results
  of continuing operations which might
  affect comparability:
Gain on extinguishment of debt         $      -  $      -  $  3,450  $      -
                                       ========  ========  ========  ========


                                               2004 Quarter Ended
                                       --------------------------------------
                                       March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 11,436  $ 12,856  $ 12,699  $ 13,724
Operating costs and expenses              7,640    11,398    11,763    12,927
                                       --------  --------  --------  --------
  Operating income                     $  3,796  $  1,458  $    936  $    797
                                       ========  ========  ========  ========
Income (loss) from continuing
  operations                           $  1,919  $   (630) $ (1,212) $ (1,353)
Income from discontinued
  operations                                430        228       279       177
                                       --------  --------  --------  --------
  Net income (loss)                    $  2,349  $   (402) $ (  933) $ (1,176)
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $   0.12  $  (0.04) $  (0.07) $  (0.09)
                                       ========  ========  ========  ========
Diluted                                $   0.10  $  (0.04) $  (0.07) $  (0.09)
                                       ========  ========  ========  ========
Significant item included in results
  of continuing operations which might
  affect comparability:
Gain on extinguishment of debt         $  3,070  $    470  $      -  $      -
                                       ========  ========  ========  ========


                           REUNION INDUSTRIES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II
                            (dollars in thousands)

                                  Charged to
                      Beginning   Costs and                           Ending
Year ended:           Balance     Expenses     Other     Deductions   Balance
-----------           ---------   ----------  -------    ----------   -------
    December 31, 2005:
Allowance for doubtful
  accounts             $   202    $    60     $  (40)(1)  $     11 (2) $   211
Inventory obsolescence
  reserve                  682         96       (362)(1)        88 (3)     328
Deferred tax valuation
  allowance             26,826        921          -                    27,747
Reserve for
  restructuring            240        206        192 (4)        125        307
Product warranty
  reserve                  100        168          -            135(5)     133

    December 31, 2004:
Allowance for doubtful
  accounts             $   485    $   (36)    $ (151)(1)  $     96(2)  $   202
Inventory obsolescence
  reserve                  560        229         (7)(1)       100(3)      682
Deferred tax valuation
  allowance             44,620          -          -        17,794(6)   26,826
Reserve for
  restructuring            474          -          -           234         240
Product warranty
  reserve                  211         (2)         -           109(5)      100

    December 31, 2003:
Allowance for doubtful
  accounts             $   300    $   205     $    -      $     20(2)  $   485
Inventory obsolescence
  reserve                1,056        147       (166)          477(3)      560
Deferred tax valuation
  allowance             46,955          -          -         2,335(6)   44,620
Reserve for
  restructuring            861          -       (117)          270         474
Product warranty
  reserve                  379         83          -           251(5)      211

_________________________
(1) Reduction to beginning balance due to businesses classified as discontinued operations during the year.
(2)  Uncollectible accounts written off, net of recoveries.
(3)  Inventory written off.
(4)  Primarily a reclassification from trade payables.
(5)  Cost of claims.
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

10.1 -
10.4		Not used.

10.5*		The 1998 Stock Option Plan of the Company.   Incorporated by
reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on June 26, 1998 (File No. 333-56153).

10.6*		Form of Stock Option Agreement for options issued pursuant to the
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

10.25		Not used.

10.26		Standstill Agreement regarding Default in Payment of Interest dated as of February 2, 2005 among Reunion and certain holders of its 13% Senior Notes. (2)

10.27		Loan and Security Agreement dated as of December 3, 2003 between the Company and Wachovia Bank, N.A.("Wachovia"), successor to Congress Financial Corporation ("Congress Financial").
Incorporated by reference to Exhibit 10.46 in the Company's Annual
Report on Form 10-K for the year ended December 31, 2003.  (File
No. 01-15739)

10.28		Amendment No. 1 to Loan and Security Agreement dated May 19, 2004 between the Company and Wachovia, successor to Congress Financial.
(2)

10.29		Amendment No. 2 to Loan and Security Agreement dated October 18,
2004 between the Company and Wachovia, successor to Congress
Financial. (2)

10.30		Amendment No. 3 to Loan and Security Agreement dated November 22,
2004 between the Company and Wachovia, successor to Congress
Financial. (2)

10.31		Amendment No.4 to Loan and Security Agreement dated July 12, 2005 between Wachovia, successor to Congress Financial, and the Company. (2)

10.32		Intercreditor and Subordination Agreement dated December 3, 2003 among Wachovia (successor to Congress Financial), Mercury Capital
Corporation ("Mercury Capital"), LC Capital Master Fund, Ltd. ("LC
Capital") and U.S. Bank, N.A., as trustee ("U.S. Bank"), and acknowledged and agreed to by the Company. (2)

10.33		Amendment No.5 to Loan and Security Agreement dated February 28,
	      2006 between Wachovia, successor to Congress Financial, and the
            Company. (2)


10.34		Stipulation and Agreement between Stanwich Financial Services
            Corp. and the Company regarding Judgment dated March 21, 2006. (2)


10.35		Asset Purchase Agreement dated January 13, 2006 between Oneida
Molded Plastics, LLC and the Company (without Exhibits and
Schedules). (2)

10.36		Amendment No.1 to Asset Purchase Agreement dated February 14, 2006 between Oneida Molded Plastics, LLC and the Company (without
Exhibits and Schedules). (2)

10.37 ?
10.45		Not used.

10.46		Promissory Note dated November 25, 2003 in the original principal amount of $4,200,000 issued by the Company to Mercury Capital. (2)

10.47		Option to Purchase dated November 25, 2003 issued by the Company to Mercury Capital. (2)

10.48		Open-End Mortgage, Assignment of Leases and Rents, Fixture Filing
and Security Agreement dated November 25, 2003 granted by the
Company to Mercury Capital with respect to Reunion's real property located in Pennsylvania.  In November and December 2003, the
Company also granted mortgages to the Other Mortgagees (as defined below) on this property and to Mercury Capital and the Other
Mortgagees on the Company's other real properties.  Such other mortgages are not being filed as exhibits to this report, because they are similar to this Exhibit in all material respects, except as to the location and description of the mortgaged properties, the names of the mortgagees and/or the debt secured thereby.  As used in this paragraph the term "Other Mortgagees" means Wachovia
(as successor to Congress Financial), LC Capital and U.S. Bank.
(2)

10.49		Amended and Restated Senior Subordinated Secured Promissory Note
dated December 3, 2003 in the original principal amount of $3.5 million issued by the Company to LC Capital. (2)

10.50		Amended and Restated Security Agreement dated December 3, 2003 between the Company and LC Capital. (2)

10.51		Not used.

10.52		Warrant dated August 11, 2003 issued by the Company to LC Capital.
(2)

10.53		Amendment to Warrant dated December 3, 2003 between the Company and LC Capital. (2)

10.54		Amendment No. 2 to Warrant dated May 19, 2004 between the Company and LC Capital. (2)

10.55		Registration Rights Agreement dated August 11, 2003 between the
Company and LC Capital. (2)

10.56		Amendment to Registration Rights Agreement dated December 3, 2003 between the Company and LC Capital. (2)

10.57		Letter Agreement dated May 19, 2004 among the Company, LC Capital and WebFinancial Corporation ("WebFinancial"). (2)

10.58		Letter Agreement dated December 14, 2004 among the Company, LC
Capital and WebFinancial. (2)

10.59		Warrant dated January 14, 2005 issued by the Company to LC
Capital. (2)

10.60		Warrant dated January 14, 2005 issued by the Company to
WebFinancial. (2)

10.61		Chapter 11 Settlement Agreement dated as of December 1, 2003 among
Stanwich Financial Services Corp., the Other Released Parties, the
Further Released Parties and Bankers Trust. (2)

10.62		Warrant dated July 12, 2005 issued by the Company to LC Capital.
(2)

10.63		Warrant dated July 12, 2005 issued by the Company to WebFinancial.
(2)

10.64		Chapter 11 Settlement Agreement dated July 8, 2005 among Stanwich
Financial Services Corp., Shaw NapTech, Inc. and the Company. (2)

21.1		List of subsidiaries and jurisdictions of organization.(1)

23.1		Consent of Independent Registered Public Accounting Firm ? Mahoney
Cohen & Company, CPA, P.C.(1)

31.2	Not used.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1) -		Filed herewith.

(2) -   	To be filed as an Amendment to this Form 10-K.

*   -   	Compensatory plan or arrangement.

 Exhibit 21.1

                           REUNION INDUSTRIES, INC.
                     SUBSIDIARIES AS OF DECEMBER 31, 2005

Company                                       Incorporated        Parent
-------                                       ------------        ------
1  Reunion Industries, Inc.                   Delaware
2  Buttes Drilling-C Company                  Texas                  1
3  Reunion Titan, Inc.                        Texas                  2
4  Shanghai Klemp Metals Products Company     Peoples Republic
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

                                                                  EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-37702) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 333-62074) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 33-77232) pertaining to the 1993 Stock Option Plan, the Registration Statement (Form S-3 No. 33-77566) pertaining to the registration of 248,500 shares of common stock, the Registration Statement (Form S-3 No. 333-37368) pertaining to the registration of 8,269,479 shares of common stock and the Registration Statement (Form S-3 No. 333-41842) pertaining to the registration of 3,245,515 shares of common stock of Reunion Industries, Inc. and Subsidiaries of our report dated March 17, 2006, with respect to the consolidated financial statements and schedule of Reunion Industries, Inc. and Subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2005.


                    /s/ Mahoney Cohen & Company, CPA, P.C.


New York, New York
April 17, 2006

                                                                  EXHIBIT 31.1
                                  CERTIFICATION

I, Kimball J. Bradley, Sr., certify that:

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


Date:  April 17, 2006

/s/ Kimball J. Bradley
-------------------------------------
    Chief Executive Officer

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


Date:  April 17, 2006

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this annual report on Form 10-K of Reunion Industries, Inc. for the fiscal year ended December 31, 2005, I, Kimball J. Bradley, Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-K for the fiscal year ended December 31, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-K for the fiscal year ended December 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: April 17, 2006

/s/ Kimball J. Bradley
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this annual report on Form 10-K of Reunion Industries, Inc. for the fiscal year ended December 31, 2005, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-K for the fiscal year ended December 31, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-K for the fiscal year ended December 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: April 17, 2006

/s/ John M. Froehlich
---------------------------
Chief Financial Officer


