Form 10-K/A
period 2005-12-31
REUNION INDUSTRIES INC
filed 2006-05-01
CIK 1003429

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

DOCUMENTS INCORPORATED BY REFERENCE:  None



	Reunion Industries, Inc. ("Reunion Industries", "Reunion" or the "Company")is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006, to provide certain information previously omitted from such report. The following are the four items previously omitted:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by such items is provided herein as follow:


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

	As of April 28, 2006, the following individuals were directors and/or named executive officers of the Company.

                         Principal Position with
Name                     Reunion Industries, Inc.    Age  Director Since
-----------------------  --------------------------  ---  --------------
Thomas N. Amonett(1)(2)  Director                     62       1992
Charles E. Bradley, Sr.  Director,                    76       1995
Kimball J. Bradley       Director, Chairman & CEO     40       2000
Thomas L. Cassidy(1)(2)  Director                     77       1995
David E. Jackson(1)(2)   Director                     47       2003
Joseph C. Lawyer         Director and Vice Chairman   60       2000
John G. Poole            Director                     63       1996

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

     CHARLES E. BRADLEY, SR. became a director of Reunion Industries on
June 20, 1995 and was appointed President and Chief Executive Officer of Reunion Industries on October 26, 1995. He became Chairman effective March 16, 2000 and served in that capacity until March 2, 2006 when he resigned his officership as Chairman and CEO. He continues to serve as a director of the Company. Mr. Bradley, Sr. was a co-founder of Stanwich Consulting Corp., formerly known as Stanwich Partners, Inc. ("SPI"), in 1982 and has served as its President since that time. SPI is a private investment company. He was a director of Chatwins Group, Inc. ("Chatwins Group") from 1986 until its merger with Reunion Industries on March 16, 2000 and was Chairman of the Board of Chatwins Group from 1988 until the merger. Mr. Bradley, Sr. is currently the President and a director of Sanitas, Inc. and Texon Energy Corporation, both inactive companies. Since May 1997, he has been President and sole director of Stanwich Financial Services Corp. ("SFSC"), which, on June 25, 2001, filed a voluntary petition in the United States Bankruptcy Court for the District of Connecticut for reorganization under Chapter 11 of the United States Bankruptcy Code. SFSC was in the structured settlement business. Mr. Bradley is the father of Kimball J. Bradley.

     KIMBALL J. BRADLEY became President and Chief Operating Officer of Reunion Industries effective May 1, 2000. Effective March 2, 2006, the Board of Directors elected him Chairman of the Board and Chief Executive Officer. Mr. Bradley continues to serve as President of the Company. He was Executive Vice President of Operations of Reunion Industries following the Chatwins Group merger and was a Senior Vice President of Chatwins Group from August 1998 until the merger and a Vice President of Chatwins Group from January 1996 to August 1998. From November 1995 until August 1998, Mr. Bradley was President of the Auto-Lok division of Chatwins Group, having served as acting President of Auto-Lok beginning in August 1995. Prior to assuming that position, he managed various special projects at Chatwins Group's corporate office beginning in November 1993 and at Chatwins Group's CP Industries division from February 1993 to November 1993. Mr. Bradley is the son of Charles E. Bradley, Sr.

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

     JOHN G. POOLE became a director of Reunion Industries on April 19, 1996. Mr. Poole is a private investor. He was a co-founder of SPI with Charles E. Bradley, Sr. in 1982 and served as its Vice President until 2001. Mr. Poole was a director of Chatwins Group from 1988 until the merger. He is also a director of Consumer Portfolio Services, Inc., engaged in the business of purchasing, selling and servicing retail automobile installment sales contracts.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Reunion's directors and officers and persons who own beneficially more than 10% of the common stock of Reunion Industries to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock of Reunion Industries. Directors, officers and persons owning more than 10% of the common stock of Reunion Industries are required to furnish Reunion Industries with copies of all such reports. Based solely on Reunion's review of the copies of such forms it has received and representations from certain persons that they were not required to file reports on Form 5 during 2005, Reunion Industries believes that all its officers, directors and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2005, except that Mr. Bradley, Sr. and Mr. Kimball J. Bradley each filed a Form 4 late for one transaction.

Audit Committee

	The audit committee, comprised of Messrs. Amonett, Cassidy and Jackson (chairman), assists the board in assuring that the accounting and reporting practices of the Company are in accordance with all applicable requirements. Each member of the audit committee meets the independence and financial experience requirements under the rules of both the Securities and Exchange Commission (SEC) and American Stock Exchange (AMEX), where the Company's stock is listed. In addition, the Board has determined that David E. Jackson is an "audit committee financial expert" as defined by SEC rules. Mr. Jackson's business experience is described above. The audit committee reviews with the auditors the scope of the proposed audit work and meets with the auditors to discuss matters relating to the audit and any other matter which the committee or the auditors may wish to discuss. In addition, the audit committee recommends the appointment of auditors to the board of directors each year and would recommend the appointment of new auditors if future circumstances were to indicate that such action is desirable.

Code of Ethics

	In 2004, the Board of Directors adopted a Code of Business Ethics and Conduct that applies to the Company's executive officers as well as all other employees of the Company. Accountability for adherence to the Code primarily rests with the Audit Committee. Reunion Industries will furnish a copy of its Code of Business Ethics to stockholders upon written request and upon payment of a fee limited to Reunion's reasonable expenses in furnishing such document. Written requests may be directed to Reunion Industries, Inc., attn: Investor Relations, 11 Stanwix Street, Suite 1400, Pittsburgh, PA 15222.


ITEM 11. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for services to the Company's executive officers for the last three completed fiscal years. There was no other annual compensation for any executive of the Company in the last three completed fiscal years.
                                                      Long-Term
                                                    Compensation
                                                    ------------
                               Annual Compensation     Shares
Name and Position as           -------------------   Underlying     All Other
of December 31,2005      Year  Salary     Bonus(1)  Stock Option  Compensation
-----------------------  ----  --------   --------  ------------  ------------
Charles E. Bradley, Sr.  2005  $308,352   $      0       100,000   $    900(2)
  Chairman and Chief     2004  $377,107   $      0             0   $    930(2)
  Executive Officer      2003  $400,024          0       100,000      1,020(2)

Joseph C. Lawyer         2005    77,083          0             0        900(3)
  Vice Chairman          2004   143,750          0             0        930(3)
                         2003   200,000          0             0      1,020(3)

Kimball J. Bradley       2005   371,349          0       300,000     30,201(4)
  President and Chief    2004   372,884          0             0     30,147(4)
  Operating Officer      2003   366,819          0       400,000     25,285(4)


John M. Froehlich        2005   219,064          0       100,000     11,275(5)
  Executive Vice         2004   219,064          0             0     11,305(5)
  President of Finance   2003   210,001          0             0      8,801(5)
  and Chief Financial
  Officer


Jack T. Croushore        2005   209,000          0       100,000      6,900(6)
  President,CPI Division 2004   209,000          0             0      7,020(6)
                         2003   209,000          0        50,000      7,020(6)

(1)  There have been no bonuses awarded in the periods presented.

(2)  Consists solely of healthcare benefit credits.

(3)  Consists solely of healthcare benefit credits.

(4) Includes payments of life insurance premiums of $19,496, $19,412 and $14,460 in 2005, 2004 and 2003, respectively, car allowances of $9,805 in each of those same years and healthcare benefit credits of $900, $930 and $1,020 in those same years, respectively.

(5) Includes payments of life insurance premiums of $10,375, $10,375 and $7,781 in 2005, 2004 and 2003, respectively, and healthcare benefit credits of $900, $930 and $1,020 in those same years, respectively.

(6) Includes a car allowance of $6,000 in 2005, 2004 and 2003 and healthcare benefit credits of $900 in 2005, $930 in 2004 and $1,020 in 2003.

Option Grants

     During the year ended December 31, 2005, the Company granted options to employees to purchase 760,000 shares of the Company's common stock and options to non-employee directors to purchase 40,000 such shares. The Company did not grant any options in the year ended December 31, 2004. During the year ended December 31, 2003, the Company granted options to employees to purchase 550,000 shares of the Company's common stock and an option to a non-employee director to purchase 20,000 such shares. The following table shows all options to acquire Reunion Industries common stock granted to the named executive officers during the fiscal year ended December 31, 2005.


                             Individual Grants(1)             Projected
                     -------------------------------------    Realizable Value
                                % of Total                       at Rates of
                     Number of  Options                       Stock Price
                     Shares     Granted to  Exercise          Appreciation for
                     Underlying Employees   Price              Option Term(2)
                     Options    in Fiscal   Per               ----------------
Name                 Granted      Year      Share   Expires     5%      10%
-------------------- ---------- ---------- ------- --------   ----------------


Charles Bradley, Sr. 100,000(3)   13.16%   $0.200   6/21/10   $ 3,000  $ 9,000
Kimball J Bradley    300,000(3)   39.47%   $0.200   6/21/10   $ 9,000  $27,000
John M. Froehlich    100,000(4)   13.16%   $0.180   6/21/15   $11,300  $28,700
Jack T. Croushore     50,000(4)   13.16%   $0.180   6/21/15   $11,300  $28,700

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

(3) These options were granted on June 21, 2005. Assuming continued employment with Reunion, these options have a 5-year term. These options vest one-third at grant date and in one-third increments on the first and second anniversary dates of their issuance.

(4) These options were granted on June 21, 2005. Assuming continued employment with Reunion, these options have a 10-year term. These options vest one-third at grant date and in one-third increments on the first and second anniversary dates of their issuance.


Option Exercises and Year-End Values

     There were no options exercised in the year ended December 31, 2005.


Equity Compensation Plan Information

     The following table summarizes information with respect to options under Reunion's equity compensation plans on December 31, 2005:

                                                  Equity Compensation Plans
                                                 ---------------------------
                                                 Approved by    Not Approved
                                                 Security        by Security
                                                 Holders             Holders
                                                 ------------   ------------
Number of common stock shares to be issued
  Upon exercise of outstanding options              1,370,000              -
                                                    =========      =========
Weighted-average exercise price per share
  of outstanding options                                $0.25              -
                                                    =========      =========
Number of common stock shares remaining available
  for future issuance under equity
  compensation plans (excluding outstanding
  options)                                            354,600              -
                                                    =========      =========


Long-Term Incentive Plan or Defined Benefit Plan

	The Company has no long-term incentive plan and has no defined benefit plan applicable to any of its executive officers.

Compensation of Directors

	     Directors not otherwise compensated by the Company receive annual retainers of $18,000 for service on the board and $500 for each board or committee meeting attended. Compensation paid to non-employee directors during 2005 for service in all board capacities aggregated $60,000. Directors are reimbursed for the actual cost of any travel expenses incurred. In addition to his director's fees, Mr. Poole received $42,000 for consulting services during 2005.

     Non-employee directors of Reunion Industries are eligible for awards under the 1998 and 2004 Stock Option Plans. During the year ended December 31, 2005, the Company granted options to purchase 40,000 shares of the Company's common stock to non-employee directors.

Compensation Committee Report

	The compensation committee is responsible for the formulation and adoption of all executive compensation, benefit and insurance programs, subject to full board approval where legally required or in those instances where the underlying benefit philosophy might be at variance with preexisting board policies. The compensation committee also supervises the administration of all executive compensation and benefit programs, including the establishment of any specific criteria against which all annual performance based benefits are to be measured.

	Each year the compensation committee reviews the compensation levels of the Company's executive officers and other key employees as deemed appropriate by the committee. The compensation level of the CEO is determined based on a variety of factors that, due to the financial difficulties that the Company has experienced, are more skewed toward qualitative and not quantitative results. Such qualitative factors included, but were not limited to, relationships with independent sources in the financial arena, knowledge and experience in the acquisition and divestiture of companies and debt restructurings and overall tax and accounting expertise. Compensation levels paid to executive officers in the year 2005 were deemed to be appropriate for the circumstances in which the Company operates.

Members of the Compensation Committee
Thomas N. Amonett, Chairman
Thomas L. Cassidy,
David E. Jackson

Compensation Committee Interlocks and Insider Participation

     Messrs. Amonett, Cassidy and Jackson are members of the Compensation Committee. Mr. Amonett served as Reunion Industries' President and Chief Executive Officer from July 1, 1992 until October 26, 1995. He also served as the President of Reunion Energy Company, then a wholly-owned subsidiary of Reunion Industries in the oil and gas operating business, from July 1, 1992 until May 24, 1996.

Common Stock Performance Graph

     The following graph illustrates the yearly percentage change in the cumulative total stockholder return on Reunion Industries' common stock, compared with the cumulative total return on the American Stock Exchange
(AMEX) Composite Index and the Industrial Manufacturing Index published by The Center for research in Security Prices at the University of Chicago, published by the AMEX for use by AMEX listed companies:


                                         Fiscal Year Ending
                           ----------------------------------------------
                            2000    2001    2002    2003    2004    2005
                           ------  ------  ------  ------  ------  ------
Reunion Industries, Inc.   100.00   22.46   10.87   41.30   26.09   24.64
AMEX Composite Index       100.00   93.08   76.08  102.98  119.00  128.79
Industrial Manufacturing
  Index                    100.00   79.89   60.23  106.40  113.24  159.98

(1) Tabular data assumes that the value of the investment in Reunion Industries' common stock and each index was $100.00 at December 31, 2000 and that all dividends, if any, were reinvested. The Company paid no dividends in any period presented.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

     Reunion Industries had 16,656,519 shares of common stock outstanding as of April 28, 2006. The following table sets forth information regarding the beneficial ownership of our common stock by (i) each stockholder known to us to own 5% or more of our common stock, (ii) each director of Reunion, (iii) each of the chief executive officer and the other named executives, and (iv) all current directors and executive officers as a group. Except as set forth in the footnotes to the following table, each stockholder has sole dispositive and voting power with respect to the shares of our common stock shown as owned by such stockholder.
                                                                % of
                                                             Outstanding
Beneficial Owner and Address             Shares Owned           Shares
--------------------------------  -------------------------  -----------
Kimball J. Bradley                6,629,802 (1)                 38.6%
  c/o Reunion Industries, Inc.
  11 Stanwix Street, suite 1400
  Pittsburgh, PA 15222
The Charles E. Bradley, Sr.
Family Limited Partnership        4,310,813 (2)                 25.9%
  c/o Stanwich Consulting Corp.
  62 Southfield Ave.
  One Stamford Landing
  Stamford, CT 06902
Stanwich Financial Services Corp. 1,651,697 (3)                  9.9%
  c/o Melissa Neier, Esq.
  Ivey, Barnum & O'Mara
  170 Mason Street
  Greenwich, CT  06830
The John Grier Poole Family
Limited Partnership               1,499,747 (2)(4)               9.0%
  One Rye Road
  Portchester, NY  10573
Amanda Poole, David Poole and
Jesse Poole                       1,499,747 (4)                  9.0%
  c/o John G. Poole
  One Rye Road
  Portchester, NY  10573
LCC Capital Master Fund, Ltd.     1,714,093 (5)                  9.3%
  c/o Lampe Conway 7 Co., LLC
  730 Fifth Avenue
  New York, NY 10019
John G. Poole                       839,428 (6)                  5.0%
Charles E. Bradley, Sr.             478,810 (7)(8)(9)            2.9%
Joseph C. Lawyer                    712,131 (10)                 4.3%
Thomas N. Amonett                    88,000 (11)                <1.0%
Thomas L. Cassidy                   100,167 (12)                <1.0%
David E. Jackson                     45,464 (13)                <1.0%
John M. Froehlich                   145,626 (14)                <1.0%
Jack T. Croushore                   311,855 (15)                 1.9%

All Officers and Directors as
  a group (9 individuals)         9,351,283 (16)                52.9%


(1) Includes (a) 4,310,813 shares owned by The Charles E. Bradley, Sr. Family Limited Partnership (the "Bradley Partnership") of which Kimball J. Bradley is general partner and in which he holds a 14.17% interest and (b) 500,000 shares subject to options exercisable currently or within 60 days.

(2) Pursuant to the Securities Pledge Agreement dated as of May 1, 1993 among the Charles E. Bradley, Sr. Family Limited Partnership, the John Grier Poole Family Limited Partnership, and U.S. Bank, National Association, as successor Collateral Agent to State Street Bank and Trust Company and the First National Bank of Boston, the Bradley Partnership pledged 4,145,247 shares and the Poole Partnership pledged 552,703 shares to secure the obligations of Reunion Industries under the Indenture, dated as of May 1, 1993, between Reunion and the Collateral Agent relating to certain Senior Notes issued by Reunion Industries in 1993.

(3) The voting and dispositive powers as to these shares are held by the Liquidating Agent and the Executive Committee (subject to court oversight) appointed in the bankruptcy proceeding of Stanwich Financial Services Corp.

(4) These shares are owned by the John Grier Poole Family Limited Partnership. Amanda Poole, David Poole and Jesse Poole are co-general partners (and limited partners) of such partnership. As such, they share voting and dispositive powers as to such shares with each other and with such partnership.

(5)   Represents shares subject to currently exercisable warrants.

(6) Includes 139,808 shares as to which Mr. Poole has voting rights, but not dispositive rights, 71,990 currently exercisable warrants and 10,000 shares subject to options exercisable currently or within 60 days.

(7) Mr. Bradley, Sr. and his wife own, respectively, a 28% and a 1% limited partnership interest in the Bradley Partnership, which in turn beneficially owns 4,310,813 shares of common stock. Because Mr. Bradley, Sr. and his wife have no voting or dispositive power as to the shares owned by the Bradley Partnership, he disclaims any beneficial ownership thereof, and none of such shares are included as being beneficially owned by him in the table above.

(8) Excludes 1,651,697 shares owned by Stanwich Financial Services Corp., with which Mr. Bradley, Sr. is the indirect sole shareholder. He has no voting or dispositive powers as to these shares.

(9) Includes 100,000 shares owned by Hanna Investment Corporation, with which Mr. Bradley, Sr. shares voting and dispositive power. Mr. Bradley, Sr. is the controlling stockholder of the parent company of Hanna Investment Corporation and may be deemed to be the beneficial owner of these shares. Also includes 133,333 shares subject to options exercisable currently or within 60 days.

(10) Includes 3,698 shares beneficially owned by Mr. Lawyer's wife, as to which he has no voting or dispositive power. Mr. Lawyer may be deemed to be the beneficial owner of these shares. Also includes 380 currently exercisable warrants and 10,000 shares subject to options exercisable currently or within 60 days.

(11) Includes 10,000 shares subject to options exercisable currently or within 60 days.

(12) Includes 27,805 currently exercisable warrants and 10,000 shares subject to options exercisable currently or within 60 days.

(13) Includes 15,464 currently exercisable warrants and 30,000 shares subject to options exercisable currently or within 60 days.

(14) Includes 4,951 currently exercisable warrants and 66,667 shares subject to options exercisable currently or within 60 days.

(15) Includes 116,667 shares subject to options exercisable currently or within 60 days.

(16) Includes 120,590 currently exercisable warrants and 820,000 shares subject to options exercisable currently or within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Parties

     Reunion Industries, Inc. - Reunion is a publicly traded Delaware corporation headquartered in Pittsburgh, Pennsylvania. Charles E. Bradley, Sr. (Mr. C. Bradley) was chairman of the board and Chief Executive Officer of Reunion until March 2, 2006. Kimball Bradley (Mr. K. Bradley) was President, Chief Operating Officer, a director of Reunion and son of Mr. Bradley until March 2, 2006. On March 2, 2006, Mr. C. Bradley resigned as chairman of the board and CEO and Mr. K. Bradley was elected chairman of the board and CEO. Mr. K. Bradley also retained his office of President.

     Stanwich Financial Services Corp.("SFSC") - SFSC is a privately held, currently inactive, corporation that was formerly in the structured settlement business. SFSC is owned 100% by Mr. C. Bradley. Prior to May 10, 2004, this company was a related party to Reunion. On that date, management control of SFSC was vested in a liquidating trustee and an executive committee, of which Mr. Bradley is not a member, in accordance with SFSC's plan of reorganization in its proceeding under Chapter 11 of the Bankruptcy Code. Accordingly, SFSC is no longer a related party.

Transactions and Balances

SFSC Indebtedness

     Pursuant to a settlement that became effective on May 10, 2004 (the "SFSC Settlement"), the Company is indebted in the amount of $4.29 million, plus interest that accrues on that amount after May 10, 2004 at the rate of 10% per annum. The settlement, which represents a compromise of the Company's indebtedness to SFSC and SFSC's indebtedness to the Company, resulted in a gain on debt extinguishment of $3.3 million for the Company in 2004. This settlement amount is payable on December 31, 2006, but may be prepaid without penalty. It is unsecured and is subordinate to the Company's indebtedness to Wachovia. In March 2006, the Company entered into an agreement with SFSC to settle this obligation for $1.125 million, subject to final approval of the bankruptcy court before which SFSC's chapter 11 proceeding is pending. For a description of the settlement agreement, the 2006 settlement and the indebtedness to which the SFSC Settlement relates, see PART IV of this Form 10-K, NOTES 3 AND 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under the captions "Note Payable Settlements" and "SFSC Judgment," respectively. As of December 31, 2005, the Company had made no payment of principal or interest to SFSC on the restructured note payable.

Cash Surrender Value of Life Insurance Policies

     The Company pays the premiums on life insurance policies covering Mr. C. Bradley and two directors, Mr. Joseph C. Lawyer (Mr. Lawyer) and Mr. John G. Poole (Mr. Poole). Pursuant to these arrangements, the Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policy or their cash surrender value. The covered individuals have agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of the premiums paid, they will cover the shortfall. As of December 31, 2005 and 2004, premiums paid by the Company in excess of the cash surrender values of the policies totaled $891,000 and $919,000, respectively, and are included in due from related parties in the Company's consolidated balance sheets.

Mr. C. Bradley Note Payable

     In January 2003, Mr. C. Bradley made a $500,000 payment on behalf of the Company to Shaw NapTech, Inc. This payment was applied to reduce by $500,000 the Company's indebtedness to Shaw NapTech, Inc. To evidence this loan by Mr.
C. Bradley, the Company issued to him its unsecured $500,000 10% note payable. The note payable became due on October 31, 2004. No principal or interest payments have been made on this note. In June 2005, Mr. C. Bradley agreed to forgive $98,400 of the interest payable to him and to convert an additional $21,600 of such interest payable to him into 120,000 shares of the Company's common stock. At December 31, 2005 and 2004, accrued and unpaid interest related to this note totaled $30,000 and $100,000, respectively, and are included in due to related parties in the Company's consolidated balance sheets. Mr. C. Bradley's rights under this note are subordinate to the Company's indebtedness to Wachovia Bank.

Mr. C. Bradley Guarantees

     To facilitate the closing of the Wachovia refinancing in December 2003, Mr. C. Bradley provided a personal guarantee of $1.5 million of the revolving credit portion of the Wachovia Loan Facility. In exchange for his guarantee, the Board of Directors approved a 2% per annum guarantee fee to be paid to Mr.
C. Bradley during the time period such guarantee is in place. Amounts payable under this arrangement were offset against an employee advance previously received by Mr. C. Bradley and owed to the Company. Such advance totaled $58,000 at the time of the refinancing, which advance has now been fully recovered by offsets of $25,699, $29,917 and $2,384 in years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, $4,219 is included in Due to related party in the Company's consolidated balance sheet.

Mr. K. Bradley Guarantees

     To facilitate obtaining new financing with two private investment funds and the closing of the refinancing of the Company's bank debt with Wachovia in December 2003, Mr. K. Bradley provided personal guarantees totaling $9.2 million, including guarantees of two notes payable totaling $7.7 million and $1.5 of the revolving credit portion of the new Wachovia facilities. In exchange for his guarantees, the Board of Directors approved 2% per annum guarantee fees to be paid to Mr. K. Bradley during the time period such guarantees are in place. In June 2005, Mr. K. Bradley agreed to forgive $211,560 of the guarantee fees payable to him and to convert an additional $46,440 of such guarantee fees payable to him into 278,000 shares of the Company's common stock. At December 31, 2005 and 2004, $105,351 and $184,841, respectively, of such fees are included in Due to related parties in the Company's consolidated balance sheets.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Mahoney Cohen & Company, CPA, P.C. have been the Company's auditors for the more than two years. Fees paid by the Company for professional services rendered by Mahoney Cohen & Company, CPA, P.C. for the years ended December
31, 2005 and 2004 totaled $194,000 and $181,000, respectively. Such fees related solely to audit fees for professional services rendered for the audit of Reunion Industries' consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

	All services provided by Mahoney Cohen & Company, CPA, P.C. are subject to pre-approval by the Audit Committee. The Audit Committee may authorize the Committee chairman to approve services in the event there is a need for such approval prior to the next full Audit Committee meeting. However, the Audit Committee must review such approval at its next scheduled meeting. The Audit Committee gives due consideration to whether approval of any proposed service will have a detrimental impact on the auditor's independence.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2006                 REUNION INDUSTRIES, INC.
      --------------
                                     By: /s/ Kimball J. Bradley
                                         ----------------------------
                                             Kimball J. Bradley
                                     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on this 1st day of May, 2006.

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