Form 10-Q
period 2006-03-31
REUNION INDUSTRIES INC
filed 2006-05-15
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
                               ------------------

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
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No
                                                      -----    -----
Indicate by check mark whether the Registrant is a
Large accelerated filer     Accelerated filer     Non-accelerated filer X
                       ---                   ---                       ---
Indicate by check mark whether the Registrant is a shell company Yes   No X
                                                                    ---  ---

At May 10, 2006, 17,419,019 shares of common stock, par value $.01 per share, were outstanding.

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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
            March 31, 2006 (unaudited) and December 31, 2005              4

          Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the three months
            ended March 31, 2006 and 2005 (unaudited)                     5

          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2006 and 2005 (unaudited)        6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       16

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   22

          Item 4.  Controls and Procedures                               22


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     22

	    Item 3.  Defaults Upon Senior Securities			       22

	    Item 6.  Exhibits and Reports on Form 8-K                      23


SIGNATURES                                                               24

CERTIFICATIONS                                                           25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AT MARCH 31, 2006 AND DECEMBER 31, 2005
                                (in thousands)

                                              At March 31,     At December 31,
                                                     2006                2005
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,872            $  1,923
Receivables (net of allowance of
  $202 and $173, respectively)                      9,076               7,386
Inventories, net                                    9,182               8,606
Other current assets                                2,188               1,306
Current assets of discontinued operations             100               6,237
                                                 --------            --------
     Total current assets                          22,418              25,458

Property, plant and equipment, net                  4,471               4,594
Property, plant and equipment, held for sale        3,324               6,050
Due from related parties                              874                 891
Goodwill, net                                      10,994              10,994
Other assets, net                                   3,064               3,273
                                                 --------            --------
Total assets                                     $ 45,145            $ 51,260
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Notes payable                                    $  9,573            $  8,240
Debt in default                                    21,941              43,236
Revolving credit facilities                         9,719                   -
Trade payables                                      5,624               6,129
Accrued interest                                    8,743               8,052
Due to related parties                                200                 140
Other current liabilities                           7,308               5,264
Notes payable - related parties                       500                 500
Current liabilities of discontinued operations        237               2,641
                                                 --------            --------
     Total current liabilities                     63,845              74,202

Long-term debt                                          -                   -
Other liabilities                                   3,535               3,465
Non-current liabilities of discontinued
    Operations                                        781                 781
                                                 --------            --------
     Total liabilities                             68,161              78,448

Minority interests                                     62                 329

Commitments and contingent liabilities                  -                   -

Stockholders' deficit                             (23,078)            (27,517)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 45,145            $ 51,260
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
             (in thousands, except per share information)(unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2006       2005
                                                       --------   --------
Sales                                                  $ 13,641   $ 12,365
Cost of sales                                            10,646     10,388
                                                       --------   --------
  Gross profit                                            2,995      1,977
Selling, general & administrative                         1,733      1,793
Gain on debt extinguishment                                (925)         -
Other income, net                                            (7)        (9)
                                                       --------   --------
  Operating profit                                        2,194        193
Interest expense, net                                     2,162      2,119
                                                       --------   --------
Income (loss) from continuing
  operations before income taxes
  and minority interests                                     32     (1,926)

Provision for income taxes                                   14          -
                                                       --------   --------
Income (loss) from continuing
  operations before minority
  interests                                                  18     (1,926)

Less: Minority interests                                     59         73
                                                       --------   --------
Loss from continuing
  operations                                                (41)    (1,999)
Gain on disposal of discontinued operations,
  net of tax of $-0-                                      4,319        370
Income from discontinued operations,
  Net of tax of $-0-                                        161        255
                                                       --------   --------

Net and comprehensive income (loss)                    $  4,439   $ (1,374)
                                                       ========   ========
Earnings (loss) applicable to common
  stockholders                                         $  4,439   $ (1,374)
                                                       ========   ========
  Basic earnings (loss) per share:
Continuing operations                                  $  (0.00)  $  (0.12)
Discontinued operations                                    0.27       0.04
                                                       --------   --------
Income (loss) per share - basic                        $   0.27   $  (0.08)
                                                       ========   ========
Weighted average shares
  outstanding - basic                                    16,657     16,279
                                                       ========   ========
  Diluted income (loss) per share:
Continuing operations                                 $  (0.00)   $  (0.12)
Discontinued operations                                   0.27        0.04
                                                       --------   --------
Income (loss) per share - diluted                     $   0.27    $  (0.08)
                                                       ========   ========
Weighted average shares
  outstanding - diluted                                 16,657     16,279
                                                      ========   ========
    See accompanying notes to condensed consolidated financial statements.
                                     - 5 -

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                (in thousands)
                                 (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           2006        2005
                                                         --------    --------
Cash used in operating activities                        $ (1,679)   $   (457)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                          (94)       (137)
Proceeds from asset sales                                  11,273       3,680
                                                         --------    --------
Cash provided by investing activities                      11,179       3,543
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                    (6,064)     (2,069)
Repayments of debt                                         (3,487)     (1,164)
                                                         --------    --------
Cash provided by financing activities                      (9,551)     (3,233)
                                                         --------    --------

Net increase in cash and cash equivalents                     (51)       (147)
Less: Change in cash of discontinued operations                 -          31
Cash and cash equivalents, beginning of period              1,923       1,146
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,872    $  1,030
                                                         ========    ========

Interest paid                                            $    803    $    699
                                                         ========    ========

     Non-cash financing activities:
Debt extinguishment, including accrued interest          $    925    $      -
                                                         ========    ========
Distribution declared to minority interest               $    326    $    212
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2006


NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2005.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2006, the Company had a deficiency in working capital of $41.4 million, negative cash flow from operations for the first quarter of 2006 of $1.7 million and a deficiency in assets of $23.0 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
 These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Over the past several years, the Company has taken steps to improve its liquidity and defer the principal maturities of a significant portion of its debt. During 2005, the Company sold its leaf spring business and all operating assets of its Rostone business. During the first quarter of 2006, the Company sold its Oneida business, the remaining portion of its plastics segment. (See Note 2: RECENT DEVELOPMENTS - Sale of Oneida.) Additionally, during the first quarter of 2006, the Company effected a settlement with the holder of a $1.017 million note payable from the Company wherein the Company recognized a gain from this debt settlement of $925,000. (See Note 2: RECENT DEVELOPMENTS - Note Payable Settlements.) The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although the Company believes that it can accomplish these plans, no assurances exist that it will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.


NOTE 2:  RECENT DEVELOPMENTS

Sale of Oneida

During the 2005 year, the Company decided to exit the plastics business. In early 2006, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of its Oneida business to an unrelated entity. On March 2, 2006, effective March 1, 2006, the Company completed the sale for a purchase price of $11,573,000 subject to a post-closing adjustment based on a closing balance sheet. Of the net sale proceeds, after deducting $374,621 in related expenses, $300,000 was put into a one-year escrow as security for any claims by the buyer that may arise after the closing and is included in current assets at March 31, 2006, $2,000,000 was used to pay down a note payable to a private capital fund that is secured by the real estate of the Company, $980,974 was used to completely pay off the existing Wachovia term loan and the remaining $7,917,405 was used to pay down the revolving credit facility. As a result, during the first quarter of 2006, the Company recognized a gain on sale of $4.3 million, net of related expenses of sale and estimated liabilities for future costs of $1.3 million.

Default Waivers

       In connection with the sale of Oneida, the Company and Wachovia entered into an amendment to the loan and security agreement wherein Wachovia waived the October 2005 and November 2005 defaults for failure to meet the minimum monthly EBITDA amount, waived the then existing defaults arising from the Company's failure to make interest payments to the holders of the 13% Senior Notes prior to March 1, 2006 and lowered the monthly minimum EBITDA covenant requirement from $300,000 to $250,000 beginning in March 2006. A private capital fund, holder of a $3.5 million note from the Company, also waived such cross defaults. As a result, as of March 31, 2006, the Company was not in default on its Wachovia or private capital fund debt. (See NOTE 3: SUBSEQUENT EVENT.)

Change in Officers

	Effective March 2, 2006, Charles E. Bradley, Sr. resigned his officership as Chairman of the Board of Directors and Chief Executive Officer of the Company. However, he will continue to serve as a director. Effective March 2, 2006, the Board of Directors elected Mr. Kimball J. Bradley Chairman of the Board of Directors and Chief Executive Officer.

Note Payable Settlements

	On March 2, 2006, the Company entered into a settlement agreement with the holder of a $1.017 million note payable from the Company wherein the Company agreed to pay the holder a total of $400,000 for such note and all accrued interest. Such settlement was effected on March 3, 2006 and the Company recognized a gain from this debt settlement of $925,000 in the first quarter of year 2006.

	On March 21, 2006, the Company entered into a settlement agreement with the Stanwich Financial Services Corp. Liquidating Agent ("SFSC") wherein the Company agreed to pay SFSC $1.125 million in settlement of its existing $4.290 million judgment and all accrued interest. In connection with such agreement, the Company made a $150,000 payment to SFSC during the first quarter of 2006. As provided in the settlement agreement, payment of the remaining amount is awaiting bankruptcy court approval in SFSC's Chapter 11 proceeding and will be paid promptly upon such approval.

NOTE 3: SUBSEQUENT EVENT

     In addition to its prior payment defaults, the Company failed to make a $0.7 million interest payment on the Senior Notes that was due on April 1, 2006. As a result, another event of default has occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (an "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration. This April 1, 2006 default also constitutes cross defaults under the Wachovia loan agreement and under the documents securing the $3.5 million loan from a private capital fund. The Senior Notes are shown as debt in default at March 31, 2006 and December 31, 2005.


NOTE 4:  DEBT

Long-term debt consists of the following (in thousands):
                                              At March 31,        December 31,
                                                     2006                2005
                                          ---------------      --------------
                                              (unaudited)

Wachovia revolving credit facility               $  3,724            $  9,788
Junior participation to revolving credit
  Facility (net of warrant value of $105
  and $139, respectively)                           5,995               5,961
Wachovia term loan                                      -               1,087
Note payable due December 1, 2006                   1,950               3,950
Note payable due December 5, 2006 (net of
  warrant value of $17 and $31, respectively)       3,483               3,469
13% senior notes (net of warrant value
  of $72 and $99, respectively)                    21,941              21,914
Notes payable                                       4,140               5,307
Note payable - related party                          500                 500
                                                 --------            --------

  Total long-term debt                             41,733              51,976
Classified as current                             (19,792)             (8,740)
Classified as in Default                          (21,941)            (43,236)
                                                 --------            --------
  Long-term debt                                 $      -            $      -
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


NOTE 5:  INVENTORIES

Inventories are comprised of the following (in thousands):
                                              At March 31,     At December 31,
                                                     2006                2005
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $ 2,705             $ 2,732
Work-in-process                                    3,235               2,997
Finished goods                                     3,242               2,877
                                                 --------            --------
  Inventories                                    $ 9,182             $ 8,606
                                                 ========            ========

	Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. The above amounts are net of inventory reserves of $333 and $328 at March 31, 2006 and December 31, 2005, respectively.
						- 9 -


NOTE 6:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the three month period ended March 31, 2006 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2006         $167  $28,325  $(54,130) $ (1,879)  $(27,517)
  Activity (unaudited):
Net income                    -        -     4,439         -      4,439
                           ----  -------  --------  --------   --------
At March 31, 2006          $167  $28,325  $(49,691) $ (1,879)  $(23,078)
                           ====  =======  ========  ========   ========


     The computations of basic and diluted earnings (loss) per common share, EPS (LPS), for the three month periods ended March 31, 2006 and 2005 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Three months ended March 31, 2006:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $  4,439   16,657  $  0.27

Dilutive effect of stock options and warrants                  -        -
                                               --------  --------  ------
Income applicable to common stockholders,
  shares outstanding and diluted LPS           $  4,439   16,657  $  0.27
                                               ========  ========  =======

     Three months ended March 31, 2005:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $ (1,374)   16,279  $ (0.08)
											 =======

Dilutive effect of stock options and warrants                   -
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted LPS           $ (1,374)   16,279  $ (0.08)
                                               ========  ========  =======

     At March 31, 2006 and 2005, the Company's stock options outstanding totaled 1,370,00 and 614,000, respectively. At March 31, 2006 and 2005, outstanding warrants to purchase the Company's common stock totaled 4,935,989 and 3,929,286, respectively. Because the Company had a loss from operations for the three month periods ended March 31, 2006 and 2005, inclusion of options and warrants has an anti-dilutive effect on LPS.

NOTE 7:  STOCK BASED COMPENSATION ARRANGEMENTS

	In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

	SFAS No.123R is effective for all awards granted on or after January 1, 2006 and for awards modified, repurchased, or cancelled after that date. SFAS No.123R requires that compensation cost be recognized on or after the effective date for the unvested portions of outstanding awards, as of the effective date, based on the grant-date fair value of those awards calculated under SFAS No.123, "Accounting for Stock-Based Compensation". Share-based compensation expenses include the impact of expensing the fair value of the stock options as well as expenses associated with non-vested share awards.
The Company adopted the provisions of SFAS No.123R effective January 1, 2006, using the modified prospective transition method.

	Prior to 2006, the Company applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No.25, "Accounting for Stock Issued to Employees", and related interpretations, including FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". Under this methodology, the Company adopted the disclosure requirements of SFAS No.123, and recognized compensation expense only if, on the date of grant, the market price of the underlying stock exceeded the exercise price.

	At March 31, 2006, the Company had two stock option plans, stockholder approved, that permits the grants of share options and shares to its key employees, directors and consultants. As of March 31, 2006, 354,600 options remain available for grant under these plans, 1,370,000 options have been granted and 679,999 of the granted options are unvested. The Company believes that such awards better align the interests of its key employees, directors and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the market value of the Company's stock on the date of grant, generally vest over a three year period and have exercise terms ranging from five to ten years.

     No new options were granted during the first quarter of 2006. As to the granted options, the fair value of such option grants was estimated on the date of grant using the Black-Scholes option pricing model. The Company is using the modified prospective application method to transition to the FASB issued SFAS 123R, "Share Based Payment". Accordingly, based on the requirements of SFAS 123R, compensation cost will be recognized for all share based awards beginning in 2006 as well as for all unvested previously issued awards. Under SFAS 123R, no share based compensation expense was recognized in the first quarter of 2006. There was no compensation cost for the Company's stock option plans determined based on the provisions of SFAS 123R for the three months ended March 31, 2005, therefore pro forma income and loss per share amounts would be the same.

A summary of the status of the Company's stock options and warrants as of March 31, 2006 and changes during the year is presented below:


                                                 Weighted
                                      Weighted    Average
                                       Average   Remaining    Aggregate
                                      Exercise  Contractual   Intrinsic
Fixed Options              Shares       Price      Term         Value
-------------             ---------   --------  -----------   ---------
Outstanding at January 1,
  and March 31, 2006      1,370,000     $0.25      5.3 yrs        -
                          =========
Options exercisable
  at March 31, 2006         679,999     $0.27      4.9 yrs        -
                          =========

A summary of the status of the Company's non-vested shares as of March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below:
                                                         Weighted
                                                          Average
                                                         Grant Date
Nonvested Shares                       Shares            Fair Value
----------------                      ---------         -----------
Nonvested at January 1 and
  March 1, 2006                       690,001              $0.23
                                      =======              =====
As of March 31, 2006, there was $20,030 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a period of two years.

	The Company expects to issue shares upon exercise of the options from its authorized but not issued common stock shares.

     The following table summarizes information about stock options and warrants outstanding at March 31, 2006:

                    Remaining           Number              Number
Exercise            Contractual         Outstanding         Exercisable
Price               Life                at 3/31/06          at 3/31/06
---------           -----------         -----------         -----------
$0.1800              9.25 years             400,000             166,666
$0.2000              4.25 years             400,000             133,333
$0.2500              7.25 years              70,000              46,666
$0.2750              2.00 years             100,000              66,667
$0.3520              2.75 years             400,000             266,667
                                          ---------           ---------
                                          1,370,000             679,999
                                          =========           =========


NOTE 8:  COMMITMENTS AND CONTINGENT LIABILITIES


     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. There has been no major changes in such lawsuits since the Company's Annual Report filing on Form 10-K.

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve for the three-month periods ended March 31, 2006 and 2005 follows (in 000's):

                                                         March 31,
     Description                                     2006        2005
     ------------------------------------------    --------    --------
       Beginning balance                           $    133    $    100
     Add: Provision for estimated future claims          30          39
     Deduct: Cost of claims                             (30)        (34)
                                                   --------    --------
       Ending balance                              $    133    $    105
                                                   ========    ========

NOTE 9:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at March 31, 2006:
--------------------------------                                 At 3/31
  Metals:                                                        --------
Pressure vessels                $  7,771   $  1,447   $     10   $ 16,832
Cylinders                          4,675        426         26      8,652
Grating                            1,195        188         19      3,819
                                --------   --------   --------   --------
  Subtotal                        13,641      2,061         55     29,303

Corporate and other                    -       (613)         1     13,686
Discontinued operations                -          -         38      2,156
                                --------   --------   --------   --------
  Totals                        $ 13,641      1,448   $     94   $ 45,145
                                ========              ========   ========
Gain on extinguishment of debt                  925
Depreciation                                   (179)
Interest expense, net                        (2,162)
                                           --------
  Income from continuing operations
    before income taxes and
    minority interests                     $     32
                                           ========

                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended March 31, 2005
  and at December 31, 2005:
---------------------------------                                At 12/31
  Metals:                                                        --------
Pressure vessels                $  5,252   $    389   $    105   $ 14,114
Cylinders                          5,262        414         11      7,082
Grating                            1,851        212          1      4,158
                                --------   --------   --------   --------
  Subtotal Metals                 12,365      1,015        117     25,354

Corporate and other                    -       (639)         -     13,619
Discontinued operations                -          -         20     12,287
                                --------   --------   --------   --------
  Totals                        $ 12,365        376   $    137   $ 51,260
                                ========              ========   ========
Depreciation                                   (183)
Interest expense, net                        (2,119)
                                           --------
  Loss from continuing operations before
   income taxes and minority interests     $ (1,926)
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

(2) Corporate and other assets at March 31, 2006 and at December 31, 2005 includes $8.0 million of goodwill that relates to the Company's pressure vessels segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of the pressure vessels segment. At March 31, 2006 and December 31, 2005, goodwill of $1.5 million is recorded at each of pressure vessels and cylinders.


NOTE 10:   DISCONTINUED OPERATIONS

	At March 31, 2006, the assets and liabilities of discontinued operations are comprised of the remaining assets and liabilities of the Rostone business and the Company's land and building in Milwaukee, WI that are held for sale. Such assets and liabilities are as follows (in thousands):

     CURRENT ASSETS:
Other current assets                                 $    100
                                                     ========
     CURRENT LIABILITIES:
Trade payables                                       $    237
                                                     ========
     OTHER ASSETS:
Property, plant and equipment, held for sale         $  3,324
                                                     ========
     OTHER LIABILITIES:
Other liabilities                                    $    781
                                                     ========

	Results of discontinued operations for the first quarter of 2006 relate solely to Oneida while the results of discontinued operations for the first quarter of 2005 include both Oneida and Rostone. A summarization of such results is as follows (in thousands):

3-months ended March 31, 2006        3-months ended March 31, 2005
---------------------------------    ---------------------------------
Net sales                 $ 3,163    Net sales                $  6,769
Income before taxes           161    Income before taxes           255


NOTE 11:  COMPONENTS OF BENEFIT COSTS

     The following tables present the components of net periodic benefit costs for Metals pension and Metals and Corporate Executive Payroll other postretirement plans for the three month periods ended March 31, 2006 and
2005 (000's)(unaudited):
                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                        March 31,               March 31,
                                   ------------------      ------------------
                                    2006        2005        2006        2005
                                   ------      ------      ------       -----
Benefits earned during year        $   53      $   53      $   28      $   27
Interest cost                          60          57          29          28
  Amortization of:
Prior service cost                      4           4           -           -
Unrecognized net loss (gain)            8          16          18          18
Unrecognized net obligation             -           -          12          12
Expected return on plan assets        (72)        (55)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   53      $   75      $   87      $   85
                                   ======      ======      ======      ======

     The Company expects to contribute $446,000 to the Metals pension plan in May 2006.

     The following tables present the components of net periodic benefit costs for the discontinued plastics operation pension and other postretirement plans for the three month periods ended March 31, 2006 and 2005 (000's)(unaudited):
                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                        March 31,               March 31,
                                   ------------------      ------------------
                                    2006        2005        2006        2005
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $    -
Interest cost                          55          56           8          12
  Amortization of:
Unrecognized net loss (gain)           17          15           -           -
Expected return on plan assets        (65)        (71)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $    7      $    -      $    8      $   12
                                   ======      ======      ======      ======

     The Company expects that it will not be required to contribute to the discontinued plastics operation pension plan in 2006.

						- 15 -
PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

     The following discussion and analysis is provided to assist readers in understanding financial performance during the periods presented and significant trends which may impact future performance. It should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q and in conjunction with our annual report on Form 10-K for the year ended December 31, 2005.

GENERAL

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and grating.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to
  Three Months Ended March 31, 2005

     Net sales, gross margins and EBITDA percentages for the three months ended 2006 and 2005 are as follows. The percentages of EBITDA to net sales excludes corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the three month periods ended March 31, 2006 and 2005 are 10.6% and 3.0%, respectively ($ in thousands):

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2006       2005     2006    2005    2006    2005
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels $   7,771  $   5,252   21.9%   12.9%   18.6%    7.4%
Cylinders            4,675      5,262   20.0%   15.8%    9.1%    7.9%
Grating              1,195      1,851   30.3%   25.3%    15.7%   11.5%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  13,641  $  12,365   22.0%   16.0%   15.1%    8.2%
                 =========  =========  ======  ======  ======  ======

     Net sales for the first quarter of 2006 were up 10.3% from the first quarter of 2005, reflecting a 48% sales increase in pressure vessels sales offset by decreased sales in cylinders and grating. The increase in pressure vessels sales is attributable to two main factors. One factor is that the first quarter of 2005 was negatively impacted by a plant accident in January 2005 that crippled the plant's heat treating operation and prevented the completion and shipment of product for a period in excess of five weeks. The other factor is that pressure vessels backlog at the end of 2005 was more than $5.5 million higher than the backlog at the end of 2004 thereby resulting in an increase in sales during the first quarter of 2006 when compared to the first quarter of 2005. The decrease in cylinder sales for the first quarter of 2006 compared to 2005 is primarily in the mobile cylinder product line and is attributable to both requested customer delays for shipment of product and the loss of a customer in late 2005. The decrease in grating sales primarily reflects the annual Chinese new year shut-down in the first quarter combined with the end of the Chinese five-year planning cycle, which limited demand for new product late in that cycle.

     Gross margin as a percentage of sales increased by 6.0 percentage points in the first quarter of 2006 compared to the first quarter of 2005, reflecting increased gross profit margins in all of the businesses. Pressure vessel gross margin as a percentage of sales increased 9.0 percentage points, from 12.9% in 2005 to 21.9% in 2006, due primarily to the negative effect of the plant accident in 2005 as noted above. As a percentage of sales, cylinder gross margins increased 4.2 percentage points and grating gross margin increased 9.1 percentage points in 2006 over 2005. The increases in both cylinder gross margin and grating gross margin is primarily attributable to price increases instituted over the past year and reductions in manufacturing overhead costs.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales was higher in the first quarter of 2006 compared to 2005 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the three months ended March 31, 2006 and 2005 by segment and corporate and other is as follows (000's)(unaudited):

                               Operating    Deprec-
                                  Profit     iation     EBITDA
                               ---------  ---------    ---------
2006:
-----
Pressure vessels                $  1,312   $    135    $ 1,447
Cylinders                            395         31        426
Grating                              185          3        188
Corporate and other                 (623)        10       (613)
                                --------   --------    --------
  Totals                           1,269   $    179    $ 1,448
                                           ========    ========
Gain on debt extinguishment          925
                                --------
  Operating profit              $  2,194
                                ========

2005:
-----
Pressure vessels                $    254   $    135    $   389
Cylinders                            380         34        414
Grating                              209          3        212
Corporate and other                 (650)        11       (639)
                                --------   --------    --------
  Totals                        $    193   $    183    $   376
                                ========   ========    ========


Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first quarter of 2006 were $1.7 million, down $60,000 from the expenses for the first quarter of 2005. This decrease in expense is net of an increase in marketing expenses in the cylinder segment, mainly additional employees, being more than offset by decreased expenses in all other businesses. Such expense reductions were partially related to reductions in staff and partially related to other expense reductions. As a percentage of sales, SGA expenses decreased to 12.7% for the first quarter of 2006 compared to 14.5% for the first quarter of 2005. [The Company continues to look for ways to cut costs in all areas.]

Other Income

     Other income for the first quarter of 2006 was $7,000, compared to other income of $9,000 for the first quarter of 2005. There were no significant offsetting items of other income and expense in either period.

Minority Interests

     Minority interests for the first quarter in 2006 and 2005 was $59,000 and $73,000, respectively. These amounts represent the income during the quarter allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. From a balance sheet perspective, minority interest was reduced by the minority ownership's share of the 2006 declared dividend.

Interest Expense

     Interest expense for the first quarter of 2006 was $2.2 million compared to $2.1 million for the first quarter of 2005. This increase basically reflects an increase in Senior Note interest expense as a result of accruing interest on missed interest payments. Additionally, there were offsetting items in 2006 and 2005. A reduction in interest expense in 2006 related to the NapTech judgment that was settled in July 2005 was offset by an increase in interest expense in 2006 related to the $3.1 million increase in the amount of the junior participation in the Wachovia loan facility in connection with the settlement of the NapTech judgment.

Income Taxes

     The tax provision in 2006 relates solely to the Company's China joint venture while there was no tax provision in 2005 due to a tax holiday. The Company has net operating loss carryforwards for federal tax return reporting purposes totaling $66.5 million at December 31, 2005. The years in which such net operating losses expire are as follows (000's):
                        Year ending December 31:
                        ------------------------------
                        2007                  $  6,067
                        2008                       611
                        2009                     3,235
                        2010                     2,520
                        After 2010              54,067


     [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of March 31, 2006 [and to continue to do so during 2006 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]



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

Recent Events

Sale of Oneida

       During the 2005 year, the Company decided to exit the plastics business. In early 2006, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of its Oneida business to an unrelated entity. On March 2, 2006, effective March 1, 2006, the Company completed the sale for a purchase price of $11,573,000 subject to a post-closing adjustment based on a closing balance sheet. Of the net sale proceeds, after deducting $374,621 in related expenses, $300,000 was put into a one-year escrow as security for any claims by the buyer that may arise after the closing and is included in current assets at March 31, 2006, $2,000,000 was used to pay down a note payable to a private capital fund that is secured by the real estate of the Company, $980,974 was used to completely pay off the existing Wachovia term loan and the remaining $7,917,405 was used to pay down the revolving credit facility. As a result, during the first quarter of 2006, the Company recognized a gain on sale of $4.3 million, net of related expenses of sale and estimated liabilities for future costs of $1.3 million.

Default Waivers

       In connection with the sale of Oneida, the Company and Wachovia entered into an amendment to the loan and security agreement wherein Wachovia waived the October 2005 and November 2005 defaults for failure to meet the minimum monthly EBITDA amount, waived the then existing defaults arising from the Company's failure to make interest payments to the holders of the 13% Senior Notes prior to March 1, 2006 and lowered the monthly minimum EBITDA covenant requirement from $300,000 to $250,000 beginning in March 2006. A private capital fund, holder of a $3.5 million note from the Company, also waived such cross defaults. As a result, as of March 31, 2006, the Company was not in default on its Wachovia or private capital fund debt as of March 31, 2006. (See NOTE 3: SUBSEQUENT EVENTS above.)

Change in Officers

	Effective March 2, 2006, Charles E. Bradley, Sr. resigned his officership as Chairman of the Board of Directors and Chief Executive Officer of the Company. However, he will continue to serve as a director. Effective March 2, 2006, the Board of Directors elected Mr. Kimball J. Bradley Chairman of the Board of Directors and Chief Executive Officer.

Note Payable Settlements

	On March 2, the Company entered into a settlement agreement with the holder of a $1.017 million note payable from the Company wherein the Company agreed to pay the holder a total of $400,000 for such note and all accrued interest. Such settlement was effected on March 3, 2006 and the Company recognized a gain from this debt settlement of $925,000 in the first quarter of year 2006.

	On March 21, 2006, the Company entered into a settlement agreement with the Stanwich Financial Services Corp. Liquidating Agent ("SFSC") wherein the Company agreed to pay SFSC $1.125 million in settlement of its existing $4.290 million judgment and all accrued interest. In connection with such agreement, the Company made a $150,000 payment to SFSC during the first quarter of 2006. As provided in the settlement agreement, payment of the remaining amount is awaiting bankruptcy court approval in SFSC's Chapter 11 proceeding and will be paid promptly upon such approval.

SUBSEQUENT EVENT

     In addition to its prior payment defaults, the Company failed to make a $0.7 million interest payment on the Senior Notes that was due on April 1, 2006. As a result, another event of default has occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (an "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration. This April 1, 2006 default also constitutes cross defaults under the Wachovia loan agreement and under the documents securing the $3.5 million loan from a private capital fund.


SUMMARY OF 2006 ACTIVITIES

     Cash and cash equivalents totaled $1.9 million at March 31, 2006, down $51,000 from the comparable amount at December 31, 2005. This resulted from the $11.2 million of net cash provided by investing activities being more than offset by the $1.7 million of net cash used in operating activities and the $9.6 million of cash used to pay down debt. Cash and cash equivalents at the end of a period generally represents lockbox receipts from customers to be applied to our Congress revolving credit facility in the following one to two business days.

Operating Activities

     Operating activities used $1.7 million in cash in the first three months of 2006 resulting primarily from a growth of $2.3 in receivables and inventories.

Investing Activities

     Investing activities provided $11.1 million in cash as proceeds from the sale of Oneida, as described above, were offset by capital expenditures of $0.1 million.

Financing Activities

     The Company made scheduled repayments of the Wachovia term loan totaling $106,000. In connection with the sale of Oneida, as described above, the Company paid an additional $1.0 million to Wachovia, in full satisfaction of the remaining term loan, and paid $2.0 million on a note to a private capital fund, which note is secured by liens of the Company's real estate. Additionally, as described above in "Note Payable Settlements", the Company paid a total of $525,000 on two other notes. The revolving credit facility borrowings decreased $6.0 million during the first quarter of 2006, primarily the result of the sale of Oneida described above.

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

Reunion's bank financing is subject to financial covenants

     As of March 31, 2006, we are currently not in default on our bank financing. However, our bank financing is subject to monthly financial and other covenants, and we have failed to meet such covenants on several occasions, for which we were able to obtain default waivers. If our operations begin to falter during 2006, we may fail to meet one or more financial or other covenants. If this would happen, we would be in default on our bank obligations and, subject to the terms of the loan and security agreement, all of our bank loans would be due and payable. Although it may be possible to negotiate additional waivers of defaults, no assurances can be given that we would be able to do so.

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

Reunion is a going concern

	The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2006, the Company has a deficiency in working capital of $41.4 million and a deficiency in assets of $23.0 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

       The Company successfully refinanced its bank debt in 2003, extinguished a significant portion of its obligations under the senior notes in 2003 and 2004 and removed all previously existing defaults on debt at that time. These steps were taken to improve liquidity and defer the principal maturities on a significant portion of our debt. During 2005, the Company sold its leaf spring business and all of the operating assets of its Rostone business. Additionally, as described above, in March of 2006 the Company sold its Oneida business, the remaining portion of its plastics segment. The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although the Company believes that it can accomplish these plans, no assurances exist that it will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in the market risk factors which affect the Company since the end of the preceding fiscal year.

Item 4. Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, Reunion's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Reunion's disclosure controls and procedures as defined in Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Reunion's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Reunion's management, including its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Reunion's internal control over financial reporting to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, Reunion's internal control over financial reporting. The deterioration of controls at the Plastics division, noted in the fourth quarter of 2005, has been rectified with the sale of that division. No other deterioration or changes were noted.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is involved in various legal proceedings and environmental matters. There have been no significant changes in such matters since the end of the preceding fiscal year.

Item 3.   Defaults Upon Senior Securities

     In addition to its prior payment defaults, the Company failed to make a $0.7 million interest payment on the Senior Notes that was due on April 1, 2006. As a result, another event of default has occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. The total interest in default on the $22.0 million of Senior Notes is now $7.9 million. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (an "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration. This April 1, 2006 default also constitutes cross defaults under the Wachovia loan agreement and under the documents securing the $3.5 million loan from a private capital fund.

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

Date:  May 15, 2006                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

                                     By: /s/  Kimball J. Bradley
                                         -------------------------------
                                              Kimball J. Bradley
                                                Chairman and Chief
                                                Executive Officer




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

                                                                  EXHIBIT 31.1
                                  CERTIFICATION

I, Kimball J. Bradley, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Reunion Industries, Inc.;

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

Date:  May 15, 2006

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

Date:  May 15, 2006

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended March 31, 2006, I, Kimball J. Bradley, Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-Q for the quarter ended March 31, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   March 31, 2006 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: May 15, 2006

/s/ Kimball J. Bradley
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended March 31, 2006, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:


1. this Form 10-Q for the quarter ended March 31, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   March 31, 2006 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: May 15, 2006

/s/ John M. Froehlich
---------------------------
Chief Financial Officer