Form 10-Q
period 2006-06-30
REUNION INDUSTRIES INC
filed 2006-08-11
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               ------------------

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

At August 8, 2006, 17,419,019 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 33 pages.


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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
            June 30, 2006 (unaudited) and December 31, 2005               4

          Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the three and six
            months ended June 30, 2006 and 2005 (unaudited)               5

          Condensed Consolidated Statements of Cash Flows for the
            six months ended March 31, 2006 and 2005 (unaudited) 	        6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       18

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   27

          Item 4.  Controls and Procedures                               27


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     27

	    Item 2.	 Unregistered Sales of Equity Securities and
			 Use of Proceeds							 27

	    Item 3.  Defaults Upon Senior Securities			       28

	    Item 6.  Exhibits and Reports on Form 8-K                      28


SIGNATURES                                                               29

CERTIFICATIONS                                                           30

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 2006 AND DECEMBER 31, 2005
                                (in thousands)

                                               At June 30,     At December 31,
                                                     2006                2005
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,931            $  1,923
Receivables (net of allowance of
  $213 and $173, respectively)                      8,808               7,386
Inventories, net                                   13,279               8,606
Other current assets                                2,537               1,306
Current assets of discontinued operations             100               6,237
                                                 --------            --------
     Total current assets                          26,655              25,458

Property, plant and equipment, net                  4,349               4,594
Property, plant and equipment, held for sale        3,324               6,050
Due from related parties                              897                 891
Goodwill, net                                      10,994              10,994
Other assets, net                                   2,805               3,273
                                                 --------            --------
Total assets                                     $ 49,024            $ 51,260
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Notes payable                                    $  5,446            $  8,240
Debt in default                                    34,667              43,236
Trade payables                                      8,503               6,129
Accrued interest                                    8,861               8,052
Due to related parties                                255                 140
Other current liabilities                           6,229               5,264
Notes payable - related parties                       500                 500
Current liabilities of discontinued operations        160               2,641
                                                 --------            --------
     Total current liabilities                     64,621              74,202

Long-term debt                                          -                   -
Other liabilities                                   3,153               3,465
Non-current liabilities of discontinued
    Operations                                        781                 781
                                                 --------            --------
     Total liabilities                             68,555              78,448

Minority interests                                    196                 329

Commitments and contingent liabilities                  -                   -

Stockholders' deficit                             (19,727)            (27,517)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 49,024            $ 51,260
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
             (in thousands, except per share information)(unaudited)

                                    Three Months Ended      Six Months Ended
                                     June 30,   June 30,   June 30,   June 30,
                                        2006       2005       2006       2005
                                    --------   --------   --------   --------
Sales                               $ 14,800   $ 14,163   $ 28,441   $ 26,528
Cost of sales                         11,705     10,269     22,351     20,657
                                    --------   --------   --------   --------
  Gross profit                         3,095      3,894      6,090      5,871
Selling, general & administrative      1,638      1,902      3,371      3,695
Gain on debt extinguishments          (4,020)         -     (4,945)         -
Other (income), net                      (13)        (8)       (20)       (17)
                                     -------   --------    -------   --------
  Operating profit                     5,490      2,000      7,684      2,193
Interest expense, net                  2,001      2,145      4,163      4,264
                                     -------   --------    -------   --------
Income (loss) from continuing
  operations before income taxes
  and minority interests               3,489       (145)     3,521     (2,071)
Provision for income taxes                32         11         46         11
                                     -------   --------    -------   --------
Income (loss) from continuing
  operations before minority
  interests                            3,457       (156)     3,475     (2,082)
Minority interests                       133         71        192        144
                                     -------    -------    -------   --------
Income (loss) from continuing
  operations                           3,324       (227)     3,283     (2,226)
Gain on disposal of discontinued
  operations, net of tax of $-0-           -          -      4,319        370
Income from discontinued
  operations, net of tax of $-0-           -        479        161        734
                                     -------    -------    -------   --------

Net and comprehensive income (loss)  $ 3,324    $   252   $  7,763   $ (1,122)
                                     =======    =======    =======    =======
Earnings (loss) applicable to
  common stockholders                $ 3,324    $   252   $  7,763   $ (1,122)
                                     =======    =======    =======    =======
  Basic earnings (loss) per share:
Continuing operations                $  0.20    $ (0.01)  $   0.20   $  (0.14)
Discontinued operations                    -       0.03       0.26       0.07
                                     -------    -------    -------    -------
Income (loss) per share - basic      $  0.20    $  0.02   $   0.46   $  (0.07)
                                     =======    =======    =======    =======
Weighted average shares
  outstanding - basic                 17,067     16,317     16,863     16,298
                                     =======    =======    =======    =======
  Diluted income (loss) per share:
Continuing operations                $  0.15    $ (0.01)  $   0.15   $  (0.14)
Discontinued operations                    -       0.03       0.20       0.07
                                      ------    -------    -------    -------
Income (loss) per share - diluted    $  0.15    $  0.02   $   0.35   $  (0.07)
                                     =======    =======    =======    =======
Weighted average shares
  outstanding - diluted               22,171     16,317     22,088     16,298
                                     =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.
                                     - 5 -

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                (in thousands)
                                 (unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                           2006        2005
                                                         --------    --------
Cash used in operating activities                        $ (3,066)   $ (1,211)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (150)       (216)
Proceeds from asset sales                                  11,273       3,680
                                                         --------    --------
Cash provided by investing activities                      11,123       3,464
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                    (3,119)       (752)
Repayments of debt                                         (4,612)     (1,387)
Proceeds from exercise of warrants					    7           -
China dividend paid to minority interest				 (325)       (212)
                                                         --------    --------
Cash used in financing activities                          (8,049)     (2,351)
                                                         --------    --------

Net increase(decrease) in cash and cash equivalents             8         (98)
Less: Change in cash of discontinued operations                 -          61
Cash and cash equivalents, beginning of period              1,923       1,146
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,931    $  1,109
                                                         ========    ========

Interest paid                                            $  1,467    $  1,401
                                                         ========    ========

     Non-cash financing activities:
Debt extinguishment, including accrued interest          $  4,945    $      -
                                                         ========    ========
Conversion of fees and interest                          $      -    $    378
                                                         ========    ========


    See accompanying notes to condensed consolidated financial statements.

                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2006


NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2006, the Company had a deficiency in working capital of $38.0 million, negative cash flow from operations for the six months then ended of $3.1 million, a deficiency in assets of $19.7 million and debt in default of $34.7 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Over the past several years, the Company has taken steps to improve its liquidity and defer the principal maturities of a significant portion of its debt. During 2005, the Company sold its leaf spring business and all operating assets of its Rostone business. During the first quarter of 2006, the Company sold its Oneida business, the remaining portion of its plastics segment. (See Note 2: RECENT DEVELOPMENTS - Sale of Oneida.) Additionally, during the first half of 2006, the Company effected a settlement with the holder of a $1.017 million note payable and accrued interest of $308,000 from the Company wherein the Company recognized a gain from this debt settlement of $925,000 and effected a settlement with the holder of a $4.290 million judgment and accrued interest of $880,000 payable by the Company, in connection with which the Company recognized a gain from this debt settlement of $4.0 million. (See Note 2: RECENT DEVELOPMENTS - Note Payable Settlements.)
 The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although the Company believes that it can accomplish these plans, no assurances exist that it will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.


NOTE 2:  RECENT DEVELOPMENTS

Sale of Oneida

During the 2005 year, the Company decided to exit the plastics business. In January 2006, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of its Oneida business to an unrelated entity.

On March 2, 2006, effective March 1, 2006, the Company completed the sale for a purchase price of $11,573,000 subject to a post-closing adjustment based on a closing balance sheet. Of the net sale proceeds, after deducting $374,621 in related expenses, $300,000 was put into a one-year escrow as security for any claims by the buyer that may arise after the closing and is included in current assets at June 30, 2006, $2,000,000 was used to pay down a note payable to a private capital fund that is secured by the real estate of the Company, $980,974 was used to completely pay off the existing Wachovia term loan and the remaining $7,917,405 was used to pay down the revolving credit facility. As a result, during the first quarter of 2006, the Company recognized a gain on sale of $4.3 million, net of related expenses of sale and estimated liabilities for future costs of $1.3 million.

Default Waiver

       In connection with the sale of Oneida, the Company and Wachovia entered into an amendment to the loan and security agreement wherein Wachovia waived the October 2005 and November 2005 defaults for failure to meet the minimum monthly EBITDA amount, waived the then existing defaults arising from the Company's failure to make interest payments to the holders of the 13% Senior Notes prior to March 1, 2006 and lowered the monthly minimum EBITDA covenant requirement from $300,000 to $250,000 beginning in March 2006. A private capital fund, holder of a $3.5 million note from the Company, also waived such cross defaults. As a result, as of March 31, 2006, the Company was not in default on its Wachovia or private capital fund debt. However, it was in default on such debt at June 30, 2006. (See NOTE 3: SUBSEQUENT EVENT.)

Change in Officers

	Effective March 2, 2006, Charles E. Bradley, Sr. resigned his officership as Chairman of the Board of Directors and Chief Executive Officer of the Company. However, he will continue to serve as a director. Effective March 2, 2006, the Board of Directors elected Mr. Kimball J. Bradley Chairman of the Board of Directors and Chief Executive Officer.

Note Payable Settlements

	On March 2, 2006, the Company entered into a settlement agreement with the holder of a $1.017 million note payable from the Company, pursuant to which the Company paid the holder a total of $400,000 for such note and all accrued interest. Such settlement was effected on March 3, 2006, and the Company recognized a gain from this debt settlement of $925,000 in the first quarter of year 2006.

	On March 21, 2006, the Company entered into a settlement agreement with the Stanwich Financial Services Corp. Liquidating Agent ("SFSC"), pursuant to which the Company agreed to pay SFSC $1.125 million in settlement of its existing $4.290 million judgment and all accrued interest. In connection with such agreement, the Company made a $150,000 payment to SFSC during the first quarter of 2006. As provided in the settlement agreement, payment of the remaining $975,000 amount was subject to bankruptcy court approval in SFSC's Chapter 11 proceeding. Such approval was received in May 2006, the final payment was promptly made and the Company recognized a gain from this debt settlement of $4.0 million in the second quarter of year 2006.

NOTE 3: SUBSEQUENT EVENT

     In addition to its prior payment defaults, the Company failed to make $0.7 million quarterly interest payments on the Senior Notes that were due on April 1 and July 1, 2006. As a result, another event of default has occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the

Senior Notes to be immediately due and payable (an "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration. Both the April 1 and July 1, 2006 defaults also constitute cross defaults under the Wachovia loan agreement and under the documents securing the $3.5 million loan from a private capital fund. The Senior Notes and all cross defaulted debt are shown as debt in default at June 30, 2006 and December 31, 2005.


NOTE 4:  DEBT

Long-term debt consists of the following (in thousands):
                                               At June 30,        December 31,
                                                     2006                2005
                                          ---------------      --------------
                                              (unaudited)

Wachovia revolving credit facility               $  6,669            $  9,788
Junior participation to revolving credit
  Facility (net of warrant value of $70
  and $139, respectively)                           6,030               5,961
Wachovia term loan                                      -               1,087
Note payable due December 1, 2006                   1,950               3,950
Note payable due December 5, 2006 (net of
  warrant value of $4 and $31, respectively)        3,496               3,469
13% senior notes (net of warrant value
  of $45 and $99, respectively)                    21,968              21,914
Notes payable                                           -               5,307
Note payable - related party                          500                 500
                                                 --------            --------

  Total long-term debt                             40,613              51,976
Classified as current                              (5,946)             (8,740)
Classified as in Default                          (34,667)            (43,236)
                                                 --------            --------
  Long-term debt                                 $      -            $      -
                                                 ========            ========


NOTE 5:  INVENTORIES

Inventories are comprised of the following (in thousands):
                                               At June 30,     At December 31,
                                                     2006                2005
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $  6,994             $ 2,732
Work-in-process                                     3,365               2,997
Finished goods                                      2,920               2,877
                                                 --------            --------
  Inventories                                    $ 13,279             $ 8,606
                                                 ========            ========

	Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. The above amounts are net of inventory reserves of $327 and $328 at June 30, 2006 and December 31, 2005, respectively.

NOTE 6:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the six month period ended June 30, 2006 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2006         $167  $28,325  $(54,130) $ (1,879)  $(27,517)
  Activity (unaudited):
Exercise of warrants          7                                       7
Stock based employee
  compensation                        20                             20
Net income                    -        -     7,763         -      7,763
                           ----  -------  --------  --------   --------
At June 30, 2006           $174  $28,345  $(46,367) $ (1,879)  $(19,727)
                           ====  =======  ========  ========   ========

	During the second quarter, the Company issued 762,500 shares of its common stock at a price of $0.01 per share, pursuant to the exercise of warrants that had previously been issued by the Company. The proceeds of such exercise were added to the par value of common stock of the Company. Additionally, during the second quarter, the Company recognized stock based compensation expense of $20,000 related to options issued in 2005 based on the provisions of SFAS 123R, "Share Based Payment" (Note 7).

     The computations of basic and diluted earnings (loss) per common share, EPS (LPS), for the three and six month periods ended June 30, 2006 and 2005 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Three months ended June 30, 2006:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  3,324   17,067  $  0.20
											 ======
Dilutive effect of stock options and warrants              5,104
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $  3,324   22,171  $  0.15
                                               ========  ========  =======

     Three months ended June 30, 2005:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $    252   16,317  $  0.02
											 =======

Dilutive effect of stock options and warrants                  -
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $    252   16,317  $  0.02
                                               ========  ========  =======

     Six months ended June 30, 2006:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  7,763   16,863  $  0.46
											 ======
Dilutive effect of stock options and warrants              5,225
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $  7,763   22,088  $  0.35
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
                                               ========  ========  =======

     At June 30, 2006 and 2005, the Company's stock options outstanding totaled 1,370,000. Such options included a dilutive component of 946,676 and 901,042 shares for the three and six month periods ended June 30, 2006, respectively. At June 30, 2006 and 2005, outstanding warrants to purchase the Company's common stock totaled 4,173,489 and 4,073,249, respectively. Such warrants included a dilutive component of 4,157,466 and 4,323,779 shares for the three and six month periods ended June 30, 2006, respectively. Because the Company had a loss from operations for the three and six month periods ended June 30, 2005, inclusion of options and warrants has an anti-dilutive effect on LPS.

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

	At June 30, 2006, the Company had two stock option plans, stockholder approved, that permit the grants of share options and shares to its key employees, directors and consultants. As of June 30, 2006, 354,600 options remain available for grant under these plans, 1,370,000 options have been granted and 439,999 of the granted options are unvested. The Company believes that such awards better align the interests of its key employees, directors and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the market value of the Company's stock on the date of grant, generally vest over a two to three year period and have exercise terms ranging from five to ten years.

     No new options were granted during the first half of 2006. As to the outstanding options at January 1, 2006, the fair value of such option grants was estimated on the date of grant using the Black-Scholes option pricing model. The Company is using the modified prospective application method to transition to SFAS 123R. Accordingly, based on the requirements of SFAS 123R, compensation cost will be recognized for all new awards beginning in 2006 as well as for all unvested previously issued awards. Under SFAS 123R, $20,000 of share based compensation expense was recognized in the first half of 2006 on prior year unvested options based upon the requisite outstanding service period. For the six months ended June 30, 2005, the pro forma expense for stock based compensation based on the provisions of SFAS 123 was $30,000.

     A summary of the status of the Company's stock options and warrants as of June 30, 2006 and changes during the year is presented below:

                                                 Weighted
                                      Weighted    Average
                                       Average   Remaining    Aggregate
                                      Exercise  Contractual   Intrinsic
Fixed Options              Shares       Price      Term         Value
-------------             ---------   --------  -----------   ---------
Outstanding at January 1,
  and June 30, 2006       1,370,000     $0.25      5.0 yrs        -
                          =========
Options exercisable
  at June 30, 2006          930,001     $0.25      5.1 yrs        -
                          =========

A summary of the status of the Company's non-vested shares as of June 30, 2006 and changes during the quarter ended June30, 2006 is presented below:
                                                         Weighted
                                                          Average
                                                         Grant Date
Nonvested Shares                       Shares            Fair Value
----------------                      ---------         -----------
Nonvested at January 1 and
  March 1, 2006                       690,001              $0.23
                                                           =====
Vested on June 21, 2006               250,002              $0.11
                                      -------              =====
Nonvested at June 30, 2006            439,999              $0.25
                                      =======              =====

As of June 30, 2006, there was $20,030 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a period of two years.

	The Company expects to issue shares upon exercise of the options from its authorized but unissued shares of common stock.

     The following table summarizes information about stock options and warrants outstanding at June 30, 2006:

                    Remaining           Number              Number
Exercise            Contractual         Outstanding         Exercisable
Price               Life                at 6/30/06          at 6/30/06
---------           -----------         -----------         -----------
$0.1800              9.00 years             400,000             283,334
$0.2000              4.00 years             400,000             266,667
$0.2500              7.08 years              70,000              46,667
$0.2750              2.00 years             100,000              66,667
$0.3520              2.50 years             400,000             266,666
                                          ---------           ---------
                                          1,370,000             930,001
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

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve for the six-month periods ended June 30, 2006 and 2005 follows (in 000's):

                                                          June 30,
     Description                                     2006        2005
     ------------------------------------------    --------    --------
       Beginning balance                           $    133    $    100
     Add: Provision for estimated future claims          60          76
     Deduct: Cost of claims                             (55)        (59)
                                                   --------    --------
       Ending balance                              $    138    $    117
                                                   ========    ========

NOTE 9:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at June 30, 2006:
--------------------------------                                 At 6/30
  Metals:                                                        --------
Pressure vessels                $  8,348   $  1,669   $     25   $ 20,499
Cylinders                          4,304        133         18      7,327
Grating                            2,148        416         13      4,008
                                --------   --------   --------   --------
  Subtotal                        14,800      2,218         56     31,834

Corporate and other                    -       (570)         -     13,766
Discontinued operations                -          -          -      3,424
                                --------   --------   --------   --------
  Totals                        $ 14,800      1,648   $     56   $ 49,024
                                ========              ========   ========
Gain on extinguishment of debt                4,020
Depreciation                                   (178)
Interest expense, net                        (2,001)
                                           --------
  Income from continuing operations
    before income taxes and
    minority interests                     $  3,489
                                           ========


Three months ended June 30, 2005
  and at December 31, 2005:
---------------------------------                                At 12/31
  Metals:                                                        --------
Pressure vessels                $  6,803   $  1,991   $     22   $ 14,114
Cylinders                          5,397        547         12      7,082
Grating                            1,963        270         10      4,158
                                --------   --------   --------   --------
  Subtotal Metals                 14,163      2,808         44     25,354

Corporate and other                    -       (573)         -     13,619
Discontinued operations                -          -         35     12,287
                                --------   --------   --------   --------
  Totals                        $ 14,163      2,235   $     79   $ 51,260
                                ========              ========   ========
Depreciation                                   (235)
Interest expense, net                        (2,145)
                                           --------
  Loss from continuing operations before
   income taxes and minority interests     $   (145)
                                           ========

                                                    Capital
                               Net Sales  EBITDA(1)   Spending
                               ---------  ---------  ---------
Six months ended June 30, 2006:
--------------------------------
  Metals:
Pressure vessels                $ 16,119   $  3,116   $     35
Cylinders                          8,979        559         44
Grating                            3,343        604         32
                                --------   --------   --------
  Subtotal                        28,441      4,279        111

Corporate and other                    -     (1,183)         1
Discontinued operations                -          -         38
                                --------   --------   --------
  Totals                        $ 28,441      3,096   $    150
                                ========              ========
Gain on extinguishment of debt                4,945
Depreciation                                   (357)
Interest expense, net                        (4,163)
                                           --------
  Income from continuing operations
    before income taxes and
    minority interests                     $  3,521
                                           ========


Six months ended June 30, 2005:
---------------------------------
  Metals:
Pressure vessels                $ 12,055   $  2,380   $    127
Cylinders                         10,659        961         23
Grating                            3,814        482         11
                                --------   --------   --------
  Subtotal Metals                 26,528      3,823        161

Corporate and other                    -     (1,212)         -
Discontinued operations                -          -         55
                                --------   --------   --------
  Totals                        $ 26,528      2,611   $    216
                                ========              ========
Depreciation                                   (418)
Interest expense, net                        (4,264)
                                           --------
  Loss from continuing operations before
   income taxes and minority interests     $ (2,071)
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

(2) Corporate and other assets at June 30, 2006 and at December 31, 2005 includes $8.0 million of goodwill that relates to the Company's pressure vessels segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of the pressure vessels segment. At June 30, 2006 and December 31, 2005, goodwill of $1.5 million is recorded at each of pressure vessels and cylinders.

NOTE 10:   DISCONTINUED OPERATIONS

	At June 30, 2006, the assets and liabilities of discontinued operations are comprised of the remaining assets and liabilities of the Rostone business and the Company's land and building in Milwaukee, WI that are held for sale. Such assets and liabilities are as follows (in thousands):

     CURRENT ASSETS:
Other current assets                                 $    100
                                                     ========
     CURRENT LIABILITIES:
Trade payables                                       $    160
                                                     ========
     OTHER ASSETS:
Property, plant and equipment, held for sale         $  3,324
                                                     ========
     OTHER LIABILITIES:
Other liabilities                                    $    781
                                                     ========

	Results of discontinued operations for the quarter and six months ended June 30, 2006 relate solely to Oneida while the results of discontinued operations for the first quarter of 2005 include both Oneida and Rostone. A summarization of such results is as follows (in thousands):

3-months ended June 30, 2006         3-months ended June 30, 2005
---------------------------------    ---------------------------------
Net sales                 $ 3,163    Net sales                $  6,368
Income before taxes           161    Income before taxes           479


6-months ended June 30, 2006         6-months ended June 30, 2005
---------------------------------    ---------------------------------
Net sales                 $ 3,163    Net sales                $ 13,137
Income before taxes           161    Income before taxes           734

NOTE 11:  COMPONENTS OF BENEFIT COSTS

     The following tables present the components of net periodic benefit costs for Metals pension and Metals and Corporate Executive Payroll other postretirement plans for the three and six month periods ended June 30, 2006 and 2005 (000's)(unaudited):
                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    2006        2005        2006        2005
                                   ------      ------      ------       -----
Benefits earned during year        $   53      $   53      $   28      $   27
Interest cost                          60          57          29          28
  Amortization of:
Prior service cost                      4           4           -           -
Unrecognized net loss (gain)            8          16          18          18
Unrecognized net obligation             -           -          12          12
Expected return on plan assets        (72)        (55)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   53      $   75      $   87      $   85
                                   ======      ======      ======      ======

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     6-months ended          6-months ended
                                   ------------------      ------------------
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    2006        2005        2006        2005
                                   ------      ------      ------       -----
Benefits earned during year        $  106      $  106      $   56      $   54
Interest cost                         120         114          58          56
  Amortization of:
Prior service cost                      8           8           -           -
Unrecognized net loss (gain)           16          32          36          36
Unrecognized net obligation             -           -          24          24
Expected return on plan assets       (144)       (110)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $  106      $  150      $  174      $  170
                                   ======      ======      ======      ======
  	In May 2006, the Company made a required payment of $446,000 to the Metals pension plan.

	The following tables present the components of net periodic benefit costs for the discontinued plastics operation pension and other postretirement plans for the three and six month periods ended June 30, 2006 and 2005 (000's)(unaudited):
                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                         June 30,                June 30,
                                   ------------------      ------------------
                                    2006        2005        2006        2005
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $    -
Interest cost                          55          56           8          12
  Amortization of:
Unrecognized net loss (gain)           17          15           -           -
Expected return on plan assets        (65)        (71)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $    7      $    -      $    8      $   12
                                   ======      ======      ======      ======
                                          Pension              Postretirement
                                   ------------------      ------------------
                                     6-months ended          6-months ended
                                   ------------------      ------------------
                                         June 30,                June 30,
                                   ------------------      ------------------
                                    2006        2005        2006        2005
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $    -
Interest cost                         110         112          16          24
  Amortization of:
Unrecognized net loss (gain)           34          30           -           -
Expected return on plan assets       (130)       (142)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   14      $    -      $   16      $   24
                                   ======      ======      ======      ======
	The Company expects that it will not be required to contribute to the discontinued plastics operation pension plan in 2006.

						- 17 -
PART I.   FINANCIAL INFORMATION

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to
  Three Months Ended June 30, 2005

     Net sales, gross margins and EBITDA percentages for the three months ended 2006 and 2005 are as follows. The percentages of EBITDA to net sales excludes corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the three month periods ended June 30, 2006 and 2005 are 11.3% and 15.8%, respectively ($ in thousands):

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2006       2005     2006    2005    2006    2005
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels $   8,348  $   6,803   21.9%   35.6%   20.0%   29.3%
Cylinders            4,304      5,397   17.7%   19.0%    3.1%   10.1%
Grating              2,148      1,963   27.7%   22.9%   19.3%   13.8%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  14,800  $  14,163   20.9%   27.5%   15.0%   19.8%
                 =========  =========  ======  ======  ======  ======

     Net sales for the second quarter of 2006 were up 4.5% from the same quarter of 2005, primarily reflecting a 23% sales increase in pressure vessels sales offset by a 20% decline in cylinders sales. The increase in pressure vessels sales is attributable to a much higher backlog going into the 2006 year and continuing into the second quarter of 2006 as compared to the backlogs that existed in 2005. Pressure vessels backlog at the end of 2005 was more than $5.5 million higher than the backlog at the end of 2004 and the backlog at March 31, 2006 was $6.4 million higher than the backlog that existed at March 31, 2005. Such increased backlogs resulted in an increase in sales during the second quarter of 2006 when compared to the second quarter of 2005. Pressure vessels backlog at June 30, 2006 continues to be strong and is more than $6 million higher than the comparable prior period backlog. The decrease in cylinders sales primarily reflects a slow down in the mobile cylinder line of business. A few large customers are delaying orders and stretching out their delivery times to better accommodate their needs. The slight increase in grating sales reflects an improving business environment in China reflecting opportunities generated by the Chinese government's new five-year planning cycle.

     Gross margin as a percentage of sales decreased by 6.6 percentage points in the second quarter of 2006 compared to the second quarter of 2005 primarily reflecting a much lower margin percentage in the pressure vessels segment. Pressure vessels gross margin as a percent of sales was 21.9% in the second quarter of 2006 as compared to 35.6% in the second quarter of 2005. However, the unusually high margin percentage in the 2005 period reflects a positive gross margin percentage increase resulting from a business interruption insurance claim advance payment which was received in that 2005 quarter, which was related to a plant accident in the first quarter of 2005. Absent that unusual benefit, gross margin percentages in the pressure vessels segment would still have been higher in the second quarter of 2005 over the comparable 2006 period by approximately 4.5% due mainly to product mix and the continuing steel price increases that negatively impacted a portion of the existing backlog heading into the 2006 year. The decline in the cylinders gross margin percentage and the increase in the grating gross margin percentage in the quarter primarily reflect the change in the sales volume of those operations.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to the Company's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales was lower in the second quarter of 2006 compared to 2005 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the three months ended June 30, 2006 and 2005 by segment and corporate and other is as follows (000's)(unaudited):

                               Operating    Deprec-
                                  Profit     iation     EBITDA
                               ---------  ---------    ---------
2006:
-----
Pressure vessels                $  1,534   $    135    $  1,669
Cylinders                            103         30         133
Grating                              413          3         416
Corporate and other                 (580)        10        (570)
                                --------   --------    --------
  Totals                           1,470   $    178    $  1,648
                                           ========    ========
Gain on debt extinguishment        4,020
                                --------
  Operating profit              $  5,490
                                ========

2005:
-----
Pressure vessels                $  1,854   $    137    $  1,991
Cylinders                            511         36         547
Grating                              218         52         270
Corporate and other                 (583)        10        (573)
                                --------   --------    --------
  Totals                        $  2,000   $    235    $  2,235
                                ========   ========    ========


Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the second quarter of 2006 were $1.6 million, down $264,000 from the expenses for the second quarter of 2005. This decrease in expense primarily reflects a decrease in sales commissions and marketing expenses related to foreign sales in the pressure vessels segment as year 2006 has a higher percentage of U.S. sales compared to year 2005. An increase in marketing expenses in the cylinder segment, mainly additional employees, was generally offset by decreased expenses in general administrative expenses at all other businesses. Such expense reductions were partially related to reductions in staff and partially related to other expense reductions. As a percentage of sales, SGA expenses decreased to 10.9% for the second quarter of 2006 from 13.4% for the second quarter of 2005. [The Company continues to look for ways to cut costs in all areas.]

Gain on Debt Extinguishments

	There was a $4.0 million gain on debt extinguishment in the second quarter of 2006 related to the final settlement of the SFSC $4.290 million judgment and all accrued interest. (See NOTE 2 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Note Payable Settlements.) There was no such gain in the comparable period in 2005.

Other Income

     Other income for the second quarter of 2006 was $13,000, compared to other income of $8,000 for the second quarter of 2005. There were no significant offsetting items of other income and expense in either period.

Minority Interests

     Minority interests for the second quarter in 2006 and 2005 was $133,000 and $71,000, respectively. These amounts represent the income during the quarter allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership.

Interest Expense

     Interest expense for the second quarter of 2006 was $2.0 million compared to $2.1 million for the second quarter of 2005. This decrease basically reflects the net change from several offsetting events. Decreased interest expense resulted from debt paid down via proceeds from the sale of Oneida in the first quarter of 2006 and from the favorable settlements of a $1.017 million note payable and the SFSC debt in 2006 and the NapTech judgment in July 2005. These decreases were offset somewhat by an increase in Senior Note interest expense as a result of accruing interest on missed interest payments and by an increase in interest expense related to the $3.1 million increase in the amount of the junior participation in the Wachovia loan facility in connection with the settlement of the NapTech judgment.

Income Taxes

     The tax provision in 2006 and 2005 relates solely to the Company's China joint venture. The Company has net operating loss carryforwards for federal tax return reporting purposes totaling $66.5 million at December 31, 2005. The years in which such net operating losses expire are as follows (000's):
                        Year ending December 31:
                        ------------------------------
                        2007                  $  6,067
                        2008                       611
                        2009                     3,235
                        2010                     2,520
                        After 2010              54,067

     [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of June 30, 2006 [and to continue to do so during 2006 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]

Six Months Ended June 30, 2006 Compared to
  Six Months Ended June 30, 2005

     Net sales, gross margins and EBITDA percentages for the six months ended 2006 and 2005 are as follows. The percentages of EBITDA to net sales excludes corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the six month periods ended June 30, 2006 and 2005 are 11.0% and 9.8%, respectively ($ in thousands):

                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2006       2005     2006    2005    2006    2005
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels $  16,119  $  12,055   21.9%   25.7%   19.3%   19.7%
Cylinders            8,979     10,659   17.9%   17.4%    6.2%    9.0%
Grating              3,343      3,814   28.7%   24.1%   18.0%   12.6%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  28,441  $  26,528   21.4%   22.1%   15.0%   14.4%
                 =========  =========  ======  ======  ======  ======

     Net sales for the first half of 2006 were up 7.2% from the same period of 2005, primarily reflecting a 34% sales increase in pressure vessels sales offset by a 16% decline in cylinders sales and a 12% decline in grating sales. The increase in pressure vessels sales is attributable to two main factors. One factor is that the pressure vessels segment had a much higher backlog going into the 2006 year as compared to the backlogs that existed at the beginning of 2005. Pressure vessels backlog at the end of 2005 was more than $5.5 million higher than the backlog at the beginning of 2005 and resulted in higher sales in the first half of 2006 when compared to the first half of 2005. Pressure vessels backlog at June 30, 2006 continues to be strong and is more than $6 million higher than the comparable prior period backlog. The other factor related to the increase in pressure vessel sales was that the first quarter of 2005 at the pressure vessel segment was negatively impacted by a plant accident that crippled the plant's heat treating operation and prevented completion and shipment of product for more than five weeks. Shipments delayed from such accident were eventually shipped but negatively impact sales volume in the first half of the 2005 year. The decrease in cylinders sales primarily reflects a slow down in the mobile cylinder line of business. A few large customers are delaying orders and stretching out their delivery times to better accommodate their needs. The decrease in grating sales reflects a slow first quarter related to the annual Chinese New Year along with the end of the Chinese five-year planning cycle which limited demand for new product late in the cycle. The new five-year cycle is starting up but the second quarter increase in grating sales over the prior year was not sufficient to overcome this slow start and the grating segment reported sales below the prior year for the first six months.

     Gross margin as a percentage of sales decreased by 0.7 percentage points in the first half of 2006 compared to the comparable period of 2005 primarily reflecting a lower margin percentage in the pressure vessels segment.
Pressure vessels gross margin as a percent of sales was 21.9% in the first half of 2006 as compared to 25.7% in the first half of 2005. The higher gross margin percentage in the 2005 period is attributed to two main factors. One factor was a positive gross margin percentage increase resulting from a business interruption insurance claim advance payment that was received in the 2005 period, which was related to the above referenced plant accident in the first quarter of 2005. The other factor was the negative impact on margins due to product mix and the continuing steel price increases that negatively impacted a portion of the existing backlog heading into the 2006 year. The increases in the cylinders gross margin percentage and the grating gross margin percentage in the period is primarily attributable to sales price increases instituted over the past year and reductions in manufacturing overhead costs.

						- 21 -
     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to the Company's financial covenants in its borrowing agreements. EBITDA was higher in the first half of 2006 than in the first half of 2005 due basically to the higher sales volume in the 2006 period. EBITDA as a percentage of sales was lower in the second quarter of 2006 compared to 2005 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the six months ended June 30, 2006 and 2005 by segment and corporate and other is as follows (000's)(unaudited):

                               Operating    Deprec-
                                  Profit     iation     EBITDA
                               ---------  ---------    ---------
2006:
-----
Pressure vessels                $  2,846   $    270    $  3,116
Cylinders                            498         61         559
Grating                              598          6         604
Corporate and other               (1,203)        20      (1,183)
                                --------   --------    --------
  Totals                           2,739   $    357    $  3,116
                                           ========    ========
Gain on debt extinguishment        4,945
                                --------
  Operating profit              $  7,684
                                ========

2005:
-----
Pressure vessels                $  2,108   $    272    $  2,380
Cylinders                            891         70         961
Grating                              427         55         482
Corporate and other               (1,233)        21      (1,212)
                                --------   --------    --------
  Totals                        $  2,193   $    418    $  2,611
                                ========   ========    ========

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first half of 2006 were $3.4 million, down $324,000 from the expenses for the first half of 2005. This decrease in expense primarily reflects a decrease in sales commissions and marketing expenses related to foreign sales in the pressure vessels segment as year 2006 has a higher percentage of U.S. sales compared to year 2005. An increase in marketing expenses in the cylinder segment, mainly additional employees, was generally offset by decreased expenses in general administrative expenses at all other businesses. Such expense reductions were partially related to reductions in staff and partially related to other expense reductions. As a percentage of sales, SGA expenses decreased to 11.8% for the first half of 2006 from 13.9% for the comparable period in 2005. [The Company continues to look for ways to cut costs in all areas.]

Gain on Debt Extinguishments

	There were $4.9 million of gains on debt extinguishment during the first half of 2006. Of this amount, $4.0 million related to the settlement of the SFSC debt and $0.9 million related to the settlement of a $1.017 million note payable. (See NOTE 2 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- Note Payable Settlements.) There were no such settlements in the first six months of 2005.

Other Income

     Other income for the first half of 2006 was $20,000, compared to other income of $17,000 for the first half of 2005. There were no significant offsetting items of other income and expense in either period.

Minority Interests

     Minority interests for the first half of 2006 and 2005 was $192,000 and $144,000, respectively. These amounts represent the income during the quarter allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. From a balance sheet perspective, minority interest was reduced by the minority ownership's share of the 2006 dividend declared in the first quarter of the year.

Interest Expense

     Interest expense for the first half of 2006 was $4.2 million compared to $4.3 million for the first half of 2005. This decrease basically reflects the net change from several offsetting events. Decreased interest expense resulted from debt paid down via proceeds from the sale of Oneida in the first quarter of 2006 and from the favorable settlements of a $1.017 million note payable and the SFSC debt in 2006 and the NapTech judgment in July 2005.
These decreases were offset somewhat by an increase in Senior Note interest expense as a result of accruing interest on missed interest payments and by an increase in interest expense related to the $3.1 million increase in the amount of the junior participation in the Wachovia loan facility in connection with the settlement of the NapTech judgment.

Income Taxes

     The tax provision in 2006 and 2005 relates solely to the Company's China joint venture. The Company has net operating loss carryforwards for federal tax return reporting purposes totaling $66.5 million at December 31, 2005. The years in which such net operating losses expire are as follows (000's):
                        Year ending December 31:
                        ------------------------------
                        2007                  $  6,067
                        2008                       611
                        2009                     3,235
                        2010                     2,520
                        After 2010              54,067


     [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of June 30, 2006 [and to continue to do so during 2006 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]

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

Recent Events

Sale of Oneida

       During the 2005 year, the Company decided to exit the plastics business. In early 2006, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of its Oneida business to an unrelated entity. On March 2, 2006, effective March 1, 2006, the Company completed the sale for a purchase price of $11,573,000 subject to a post-closing adjustment based on a closing balance sheet. Of the net sale proceeds, after deducting $374,621 in related expenses, $300,000 was put into a one-year escrow as security for any claims by the buyer that may arise after the closing and is included in current assets at June 30, 2006, $2,000,000 was used to pay down a note payable to a private capital fund that is secured by the real estate of the Company, $980,974 was used to completely pay off the existing Wachovia term loan and the remaining $7,917,405 was used to pay down the revolving credit facility. As a result, during the first quarter of 2006, the Company recognized a gain on sale of $4.3 million, net of related expenses of sale and estimated liabilities for future costs of $1.3 million.

Default Waivers

       In connection with the sale of Oneida, the Company and Wachovia entered into an amendment to the loan and security agreement wherein Wachovia waived the October 2005 and November 2005 defaults for failure to meet the minimum monthly EBITDA amount, waived the then existing defaults arising from the Company's failure to make interest payments to the holders of the 13% Senior Notes prior to March 1, 2006 and lowered the monthly minimum EBITDA covenant requirement from $300,000 to $250,000 beginning in March 2006. A private capital fund, holder of a $3.5 million note from the Company, also waived such cross defaults. As a result, as of March 31, 2006, the Company was not in default on its Wachovia or private capital fund debt as of March 31, 2006. (See SUBSEQUENT EVENTS below.)

Change in Officers

	Effective March 2, 2006, Charles E. Bradley, Sr. resigned his officership as Chairman of the Board of Directors and Chief Executive Officer of the Company. However, he will continue to serve as a director. Effective March 2, 2006, the Board of Directors elected Mr. Kimball J. Bradley Chairman of the Board of Directors and Chief Executive Officer.

Note Payable Settlements

	On March 2, the Company entered into a settlement agreement with the holder of a $1.017 million note payable from the Company, pursuant to which the Company paid the holder a total of $400,000 for such note and all accrued interest. Such settlement was effected on March 3, 2006, and the Company recognized a gain from this debt settlement of $925,000 in the first quarter of year 2006.

	On March 21, 2006, the Company entered into a settlement agreement with the Stanwich Financial Services Corp. Liquidating Agent ("SFSC"), pursuant to which the Company agreed to pay SFSC $1.125 million in settlement of its existing $4.290 million judgment and all accrued interest. In connection with such agreement, the Company made a $150,000 payment to SFSC during the first quarter of 2006. As provided in the settlement agreement, payment of the remaining $975,000 amount was subject to bankruptcy court approval in SFSC's Chapter 11 proceeding. Such approval was received in May 2006, the final payment was promptly made and the Company recognized a gain from this debt settlement of $4.0 million in the second quarter of year 2006.

SUBSEQUENT EVENTS

     In addition to its prior payment defaults, the Company failed to make $0.7 million quarterly interest payments on the Senior Notes that were due on April 1 and July 1, 2006. As a result, another event of default has occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (an "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration. Both the April 1 and July 1, 2006 defaults also constitute cross defaults under the Wachovia loan agreement and under the documents securing the $3.5 million loan from a private capital fund. The Senior Notes and all cross defaulted debt are shown as debt in default at June 30, 2006 and December 31, 2005.


SUMMARY OF 2006 ACTIVITIES

     Cash and cash equivalents totaled $1.9 million at June 30, 2006, approximately even with the comparable amount at December 31, 2005. This resulted from the $11.1 million of net cash provided by investing activities being offset by $3.1 million of net cash used in operating activities and $8.0 million of cash used in financing activities. Cash and cash equivalents at the end of a period represent U.S. lockbox receipts from customers to be applied to our Wachovia revolving credit facility in the following one to two business days as well as foreign cash resident in our Chinese joint venture.

Operating Activities

     Operating activities used $3.1 million in cash in the first half of 2006 resulting primarily from a growth of $6.1 million in receivables and inventories offset somewhat by a growth in trade payables and other liabilities.

Investing Activities

     Investing activities provided $11.1 million in cash as proceeds from the sale of Oneida, as described above, were offset by capital expenditures of $0.1 million.

Financing Activities

     The Company made scheduled repayments of the Wachovia term loan totaling $106,000. In connection with the sale of Oneida, as described above, the Company paid an additional $1.0 million to Wachovia, in full satisfaction of the remaining term loan, and paid $2.0 million on a note to a private capital fund, which note is secured by liens of the Company's real estate. Additionally, as described above in "Note Payable Settlements", the Company paid a total of $1.5 million on two other notes. The revolving credit facility borrowings decreased $3.1 million during the first half of 2006, primarily the result of the sale of Oneida described above.

FACTORS THAT COULD AFFECT FUTURE RESULTS

The Company's vendors may restrict credit terms

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

The Company's bank financing is currently in default

     As of June 30, 2006, we are in default on our senior notes, which has caused cross defaults on our bank financing and other debt. There are a number of standstill provisions that exist in a previously executed Intercreditor and Subordination Agreement that generally prohibit the senior note holders and other lenders from commencing any action against the Company until a certain specified time after notification has been received by Wachovia or the Company. No such notification has been received. However, any such notification would have adverse consequences on the liquidity, financial position and operations of the Company. Although it may be possible to negotiate additional waivers of defaults, no assurances can be given that we will be able to do so.

The Company's past performance could impact future prospects

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

The Company as a going concern

	The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2006, the Company has a deficiency in working capital of $38.0 million, a deficiency in assets of $19.7 million and debt in default of $34.7 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
 The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

       The Company successfully refinanced its bank debt in 2003, extinguished a significant portion of its obligations under the senior notes in 2003 and 2004 and removed all previously existing defaults on debt at that time. These steps were taken to improve liquidity and defer the principal maturities on a significant portion of our debt. During 2005, the Company sold its leaf spring business and all of the operating assets of its Rostone business. Additionally, as described above, in March of 2006 the Company sold its Oneida business, the remaining portion of its plastics segment. During 2006, the Company completed favorable settlement agreements with two lenders and generated $4.9 million in debt extinguishment gains. The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. Although the Company believes that it can accomplish these plans, no assurances exist that it will. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.
						- 26 -



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in the market risk factors which affect the Company since the end of the preceding fiscal year.

Item 4. Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company's management, including its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. No deterioration or changes were noted.
      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is involved in various legal proceedings and environmental matters. There have been no significant changes in such proceedings or matters since the end of the preceding fiscal year.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Effective May 12, 2006, a private fund lender and warrant holder exercised warrants to acquire 762,500 of common stock of the Company for $0.01 per share. The $7,625.00 of gross proceeds from the exercise of such warrants were used to pay down the revolver and this amount was added to the carrying value of the Company's common stock.

	The issuance of such shares is exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under such Act, based on the following:
(1) this transaction is a private placement, (2) the private fund lender has had access to the same kind of information about the Company that would be included in a registration statement covering the shares issued, (3) the private fund lender has represented to the Company that it is an "accredited investor" with the meaning of Rule 501(a) of Regulation D and (4) the shares issued may not be sold or transferred in the absence of an effective registration statement under the Act covering such securities or an applicable exemption from such registration.

Item 3.   Defaults Upon Senior Securities

     In addition to its prior payment defaults, the Company failed to make $0.7 million quarterly interest payments on the Senior Notes that were due on April 1 and July 1, 2006. As a result, another event of default has occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. The total interest in default on the $22.0 million of Senior Notes is now $7.9 million. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (an "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration. Both the April 1 and July 1, 2006 defaults also constitute cross defaults under the Wachovia loan agreement and under the documents securing the $3.5 million loan from a private capital fund.

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

Date:  August 11, 2006                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

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

Date:  August 11, 2006

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

Date:  August 11, 2006

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended June 30, 2006, I, Kimball J. Bradley, Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-Q for the quarter ended June 30, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   June 30, 2006 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: August 11, 2006

/s/ Kimball J. Bradley
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended June 30, 2006, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:


1. this Form 10-Q for the quarter ended June 30, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   June 30, 2006 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: August 11, 2006

/s/ John M. Froehlich
---------------------------
Chief Financial Officer