Form 10-Q
period 2006-09-30
REUNION INDUSTRIES INC
filed 2006-11-14
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
                               ------------------

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

At November 7, 2006, 17,435,969 shares of common stock, par value $.01 per share, were outstanding.

                             Page 1 of 35 pages.


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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
            September 30, 2006 (unaudited) and December 31, 2005          4

          Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the three and nine
            months ended September 30, 2006 and 2005 (unaudited)          5

          Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2006 and 2005 (unaudited)     6

          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       19

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   28

          Item 4.  Controls and Procedures                               28


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     29

          Item 1A. Risk Factors						       29

	    Item 3.  Defaults Upon Senior Securities			       29

          Item 4.  Submission of Matters to a Vote of Security Holders   29

	    Item 6.  Exhibits and Reports on Form 8-K                      30


SIGNATURES                                                               31

CERTIFICATIONS                                                           32

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
                                (in thousands)

                                         At September 30,     At December 31,
                                                     2006                2005
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,561            $  1,923
Receivables (net of allowance of
  $213 and $173, respectively)                     10,921               7,386
Inventories, net                                   12,354               8,606
Other current assets                                2,530               1,306
Current assets of discontinued operations             122               6,237
                                                 --------            --------
     Total current assets                          27,488              25,458

Property, plant and equipment, net                  4,513               4,594
Property, plant and equipment, held for sale        3,324               6,050
Due from related parties                              930                 891
Goodwill, net                                      10,994              10,994
Other assets, net                                   2,553               3,273
                                                 --------            --------
Total assets                                     $ 49,802            $ 51,260
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Notes payable                                    $  5,450            $  8,240
Debt in default                                    36,945              43,236
Trade payables                                      5,529               6,129
Accrued interest                                   10,000               8,052
Due to related parties                                309                 140
Other current liabilities                           6,869               5,264
Notes payable - related parties                       500                 500
Current liabilities of discontinued operations        101               2,641
                                                 --------            --------
     Total current liabilities                     65,703              74,202

Long-term debt                                          -                   -
Other liabilities                                   3,235               3,465
Non-current liabilities of discontinued
    Operations                                        781                 781
                                                 --------            --------
     Total liabilities                             69,719              78,448

Minority interests                                    371                 329

Commitments and contingent liabilities                  -                   -

Stockholders' deficit                             (20,288)            (27,517)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 49,802            $ 51,260
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
             (in thousands, except per share information)(unaudited)

                                     Three Months Ended     Nine Months Ended
                                     Sept 30,   Sept 30,   Sept 30,   Sept 30,
                                        2006       2005       2006       2005
                                    --------   --------   --------   --------
Sales                               $ 15,710   $ 12,429   $ 44,151   $ 38,957
Cost of sales                         12,233     10,224     34,584     30,881
                                    --------   --------   --------   --------
  Gross profit                         3,477      2,205      9,567      8,076
Selling, general & administrative      1,813      1,658      5,185      5,353
Gain on debt extinguishments               -     (3,450)    (4,945)    (3,450)
Other (income), net                      (10)       (28)       (30)       (45)
                                     -------   --------    -------   --------
  Operating profit                     1,674      4,025      9,357      6,218
Interest expense, net                  2,031      2,287      6,194      6,551
                                     -------   --------    -------   --------
Income (loss) from continuing
  operations before income taxes
  and minority interests                (357)     1,738      3,163       (333)
Provision for income taxes                41         35         86         46
                                     -------   --------    -------   --------
Income (loss) from continuing
  operations before minority
  interests                             (398)     1,703      3,077       (379)
Minority interests                       175         62        367        206
                                     -------    -------    -------   --------
Income (loss) from continuing
  operations                            (573)     1,641      2,710       (585)
Gain on disposal of discontinued
  operations, net of tax of $-0-           -          -      4,319        370
Income from discontinued
  operations, net of tax of $-0-           -        282        161      1,016
                                     -------    -------    -------   --------

Net and comprehensive income (loss)  $  (573)   $ 1,923   $  7,190   $    801
                                     =======    =======    =======    =======
Earnings (loss) applicable to
  common stockholders                $  (573)   $ 1,923   $  7,190   $    801
                                     =======    =======    =======    =======
  Basic earnings (loss) per share:
Continuing operations                $ (0.03)   $  0.10   $   0.16   $  (0.03)
Discontinued operations                    -       0.02       0.26       0.08
                                     -------    -------    -------    -------
Income (loss) per share - basic      $ (0.03)   $  0.12   $   0.42   $   0.05
                                     =======    =======    =======    =======
Weighted average shares
  outstanding - basic                 17,436     16,657     17,059     16,419
                                     =======    =======    =======    =======
  Diluted income (loss) per share:
Continuing operations                $ (0.03)   $  0.08   $   0.12   $  (0.03)
Discontinued operations                    -       0.01       0.21       0.08
                                      ------    -------    -------    -------
Income (loss) per share - diluted    $ (0.03)   $  0.09   $   0.33   $   0.05
                                     =======    =======    =======    =======
Weighted average shares
  outstanding - diluted               17,436     20,798     22,002     16,419
                                     =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.
                                     - 5 -

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                (in thousands)
                                 (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                           2006        2005
                                                         --------    --------
Cash used in operating activities                        $ (5,184)   $     78
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (493)       (276)
Proceeds from asset sales                                  11,157       3,680
                                                         --------    --------
Cash provided by investing activities                      10,664       3,404
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                      (912)     (2,854)
Repayments of debt                                         (4,612)     (3,197)
Proceeds from exercise of warrants					    7           -
China dividend paid to minority interest				 (325)       (213)
Issuance of debt                                                -       3,100
                                                         --------    --------
Cash used in financing activities                          (5,842)     (3,164)
                                                         --------    --------

Net decrease in cash and cash equivalents                    (362)        318
Less: Change in cash of discontinued operations                 -          61
Cash and cash equivalents, beginning of period              1,923       1,146
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,561    $  1,525
                                                         ========    ========

Interest paid                                            $  1,989    $  2,271
                                                         ========    ========

     Non-cash financing activities:
Debt extinguishment, including accrued interest          $  4,945    $  3,450
                                                         ========    ========
Conversion of fees and interest                          $      -    $    378
                                                         ========    ========


    See accompanying notes to condensed consolidated financial statements.

                                     - 6 -




                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2006


NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2006, the Company had a deficiency in working capital of $38.2 million, negative cash flow from operations for the nine months then ended of $5.2 million, a deficiency in assets of $20.3 million and debt in default of $36.9 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Over the past several years, the Company has taken steps to improve its liquidity and defer the principal maturities of a significant portion of its debt. During 2005, the Company sold its leaf spring business and all operating assets of its Rostone business. During the first quarter of 2006, the Company sold its Oneida business, the remaining portion of its plastics segment. (See Note 2: RECENT DEVELOPMENTS - Sale of Oneida.) Additionally, during the first half of 2006, the Company effected a settlement with the holder of a $1.017 million note payable and accrued interest of $308,000 from the Company wherein the Company recognized a gain from this debt settlement of $925,000 and effected a settlement with the holder of a $4.290 million judgment and accrued interest of $880,000 payable by the Company, in connection with which the Company recognized a gain from this debt settlement of $4.0 million. (See Note 2: RECENT DEVELOPMENTS - Note Payable Settlements.) The Company is investigating other recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. (See Note 3: SUBSEQUENT EVENTS - Tender Offer.) No assurances exist that the Company will be successful in these efforts and failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). This statement amends several earlier issued statements, including Financial Accounting Standards No. 87, "Employers' Accounting for Pensions ("SFAS 87") and Financial Accounting Standards No. 106, "Employers' Accounting for

						- 7 -
Postretirement Benefits Other than Pensions ("SFAS 106"). For companies with publicly traded equity securities, SFAS 158 is effective for fiscal years ending after December 31, 2006. The statement requires employers with pension and other post-employment benefit plans to recognize the funded status of such plans in its financial statements, recognize as a component of other comprehensive income the gains or losses that arise during the period but are not recognized as components of cost pursuant to SFAS 87 and SFAS 106 and provide other additional disclosures. The Company has both defined pension plans and other postretirement benefit plans and is in the process of gathering the information necessary to comply with the provisions of SFAS 158 as of December 31, 2006. Although the Company has not completed its evaluation, it expects to recognize a significant liability and corresponding increase in stockholders' deficit upon implementation of SFAS 158.

NOTE 2:  RECENT DEVELOPMENTS

Sale of Oneida

     During the 2005 year, the Company decided to exit the plastics business. In January 2006, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of its Oneida business to an unrelated entity. On March 2, 2006, effective March 1, 2006, the Company completed the sale for a purchase price of $11,573,000 subject to a post-closing adjustment based on a closing balance sheet. Of the net sale proceeds, after deducting $374,621 in related expenses, $300,000 was put into a one-year escrow as security for any claims by the buyer that may arise after the closing and is included in current assets at September 30, 2006, $2,000,000 was used to pay down a note payable to a private capital fund that is secured by the real estate of the Company, $980,974 was used to completely pay off the existing Wachovia Bank ("Wachovia") term loan and the remaining $7,917,405 was used to pay down the revolving credit facility. As a result, during the first quarter of 2006, the Company recognized a gain on sale of $4.3 million, net of related expenses of sale and estimated liabilities for future costs of $1.3 million.

Default Waiver

     In connection with the sale of Oneida, the Company and Wachovia entered into an amendment to the loan and security agreement wherein Wachovia waived the October 2005 and November 2005 defaults for failure to meet the minimum monthly EBITDA amount, waived the then existing defaults arising from the Company's failure to make interest payments to the holders of the 13% Senior Notes prior to March 1, 2006 and lowered the monthly minimum EBITDA covenant requirement from $300,000 to $250,000 beginning in March 2006. A private capital fund, holder of a $3.5 million note from the Company, also waived such cross defaults. As a result, as of March 31, 2006, the Company was not in default on its Wachovia or private capital fund debt. However, it was in default on such debt at June 30 and September 30, 2006. (See NOTE 3:
SUBSEQUENT EVENT.)

Change in Officers

	Effective March 2, 2006, Charles E. Bradley, Sr. resigned his officership as Chairman of the Board of Directors and Chief Executive Officer of the Company. However, he will continue to serve as a director. Effective March 2, 2006, the Board of Directors elected Mr. Kimball J. Bradley Chairman of the Board of Directors and Chief Executive Officer.

Note Payable Settlements

	On March 2, 2006, the Company entered into a settlement agreement with the holder of a $1.017 million note payable from the Company, pursuant to which the Company paid the holder a total of $400,000 for such note and all accrued interest. Such settlement was effected on March 3, 2006, and the Company recognized a gain from this debt settlement of $925,000 in the first quarter of year 2006.
						- 8 -



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

NOTE 3: SUBSEQUENT EVENT

Additional Default

     In addition to its prior payment defaults, the Company failed to make $0.7 million quarterly interest payments on the Senior Notes that were due on April 1, July 1, and October 1, 2006. As a result, another event of default has occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (an "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration. The April 1, July 1, and October 1, 2006 defaults also constitute cross defaults under the Wachovia loan agreement and under the documents securing the $3.5 million loan from a private capital fund. The Senior Notes and all cross defaulted debt are shown as debt in default at September 30, 2006 and December 31, 2005.

Tender Offer

     On October 27, 2006, the Company initiated a tender offer to purchase for cash all of its outstanding 13% Senior Notes ("Notes"). The consideration being offered for each $1,000 principal amount of the original 2003 Senior Notes is $528 and the consideration being offered for each $880 principal amount of the restructured Senior Notes is $528. In connection with the tender offer, the Company is soliciting consents from holders of the Notes to effect certain proposed amendments to the documents governing and relating to the Notes, including, among other things, the elimination of substantially all of the restrictive covenants, the elimination of certain events of default and the amendment of certain other provisions. The tender offer, which will expire on November 30, 2006, unless extended or earlier terminated, is contingent upon a number of conditions, including the Company being able to arrange the necessary financing to consummate the offer. If the Company is able to arrange such financing and all of the Notes are tendered, the Company would pay out $13.1 million and would recognize a gain on extinguishment of debt of approximately $18 million.

NOTE 4:  DEBT

Long-term debt consists of the following (in thousands):
                                          At September 30,     At December 31,
                                                     2006                2005
                                          ---------------      --------------
                                              (unaudited)

Wachovia revolving credit facility               $  8,876            $  9,788
Junior participation to revolving credit
  Facility (net of warrant value of $26
  and $139, respectively)                           6,074               5,961
Wachovia term loan                                      -               1,087
Note payable due December 3, 2006                   1,950               3,950
Note payable due December 5, 2006 (net of
  warrant value of $31 in 2005)                     3,500               3,469
13% senior notes (net of warrant value
  of $18 and $99, respectively)                    21,995              21,914
Notes payable                                           -               5,307
Note payable - related party                          500                 500
                                                 --------            --------

  Total long-term debt                             42,895              51,976
Classified as current                              (5,950)             (8,740)
Classified as in Default                          (36,945)            (43,236)
                                                 --------            --------
  Long-term debt                                 $      -            $      -
                                                 ========            ========




NOTE 5:  INVENTORIES

Inventories are comprised of the following (in thousands):
                                          At September 30,     At December 31,
                                                     2006                2005
                                          ---------------      --------------
                                              (unaudited)
Raw material                                     $  6,147             $ 2,732
Work-in-process                                     3,589               2,997
Finished goods                                      2,618               2,877
                                                 --------            --------
  Inventories                                    $ 12,354             $ 8,606
                                                 ========            ========

	Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. The above amounts are net of inventory reserves of $367 and $328 at September 30, 2006 and December 31, 2005, respectively.

NOTE 6:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the nine month period ended September 30, 2006 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2006         $167  $28,325  $(54,130) $ (1,879)  $(27,517)
  Activity (unaudited):
Exercise of warrants          7                                       7
Stock based employee
  compensation                        32                             32
Net income                    -        -     7,190         -      7,190
                           ----  -------  --------  --------   --------
At September 30, 2006      $174  $28,357  $(46,940) $ (1,879)  $(20,288)
                           ====  =======  ========  ========   ========

	During the second quarter, the Company issued 779,420 shares of its common stock at a price of approximately $0.01 per share, pursuant to the exercise of previously issued warrants in prior years, including warrants issued under the anti-dilution provisions of such warrants. The proceeds of such exercise were added to the par value of common stock of the Company. Additionally, during the first nine months of 2006, the Company recognized stock based compensation expense of $29,000 related to options issued in 2005 based on the provisions of SFAS 123R, "Share Based Payment" (Note 7).

     The computations of basic and diluted earnings (loss) per common share, EPS (LPS), for the three and nine month periods ended September 30, 2006 and 2005 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Three months ended September 30, 2006:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $   (573)  17,436  $ (0.03)
											 ======
Dilutive effect of stock options and warrants                  -
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted EPS           $   (573)  17,436  $ (0.03)
                                               ========  ========  =======

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
                                               ========  ========  =======

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Nine months ended September 30, 2006:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  7,190   17,059  $  0.42
											 ======
Dilutive effect of stock options and warrants              4,943
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $  7,190   22,002  $  0.33
                                               ========  ========  =======

     Nine months ended September 30, 2005:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $    801   16,419  $   0.05
											 =======

Dilutive effect of stock options and warrants                  -
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted LPS           $    801   16,419  $   0.05
                                               ========  ========  =======

     At September 30, 2006 and 2005, the Company's stock options outstanding totaled 1,470,000 and 1,370,000, respectively. Such options included a dilutive component of 641,322 and 875,209 shares for the three and nine month periods ended September 30, 2006, respectively, and a dilutive component of 23,037 and 174,184 shares for the three and nine month periods ended September 30, 2005, respectively. At September 30, 2006 and 2005, outstanding warrants to purchase the Company's common stock totaled 4,156,568 and 4,935,989, respectively. Such warrants included a dilutive component of 3,576,152 and 4,067,779 shares for the three and nine month periods ended September 30, 2006, respectively, and a dilutive component of 4,118,286 and 3,608,239 for the three and nine month periods ended September 30, 2005, respectively. Because the Company had a loss from continuing operations for the three month period ended September 30, 2006 and for the nine month period ended September 30, 2005, inclusion of options and warrants has an anti-dilutive effect on LPS.


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

	At September 30, 2006, the Company had two stock option plans, stockholder approved, that permit the grants of share options and shares to its key employees, directors and consultants. As of September 30, 2006, 304,600 options remain available for grant under these plans, 1,420,000 options have been granted and 283,332 of the granted options are unvested. The Company believes that such awards better align the interests of its key employees, directors and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the market value of the Company's stock on the date of grant, generally vest over a two to three year period and have exercise terms ranging from five to ten years.

     On July 18, 2006, 100,000 new options were granted to various non-officer employees of the Company at an exercise price of $0.39, the then existing market price. These options vested one-third at issuance date with the remaining options vesting in equal amounts on the next two annual anniversary dates of the option grant. Vested options are exercisable at any time within 10 years of the grant date. Using the Black-Scholes option pricing model, which assumed a risk-free interest rate of 6%, no dividend yield, expected volatility of 144% and an expected option exercise life of 10 years. these options were determined to have a fair value of $38,000 on the date of grant. Of this amount, $3,000 was recognized as stock based compensation expense during the third quarter of 2006 and the remaining amount will be recognized over the next 21 months.

     As to the outstanding options at January 1, 2006, the fair value of such option grants was estimated on the date of grant using the Black-Scholes option pricing model. The Company is using the modified prospective application method to transition to SFAS 123R. Accordingly, based on the requirements of SFAS 123R, in addition to recognizing compensation cost for all new awards beginning in 2006, the Company will also recognize compensation cost for all unvested previously issued awards. Under SFAS 123R, $32,000 of share based compensation expense was recognized in the first nine months of 2006 of which $29,000 related to compensation cost on prior year unvested options based upon the requisite outstanding service period. For the nine months ended September 30, 2005, the pro forma expense for stock based compensation based on the provisions of SFAS 123 was $30,000.

     A summary of the status of the Company's stock options and warrants as of September 30, 2006 and changes during the year is presented below:

                                                 Weighted
                                      Weighted    Average
                                       Average   Remaining    Aggregate
                                      Exercise  Contractual   Intrinsic
Fixed Options              Shares       Price      Term         Value
-------------             ---------   --------  -----------   ---------
Outstanding at January 1,
  and September 30, 2006  1,470,000     $0.26      5.1 yrs        -
                          =========
Options exercisable
  at September 30, 2006   1,020,001     $0.25      5.0 yrs        -
                          =========

A summary of the status of the Company's non-vested shares as of September 30, 2006 and changes during the quarter ended September 30, 2006 is presented below:
                                                         Weighted
                                                          Average
                                                         Grant Date
Nonvested Shares                       Shares            Fair Value
----------------                      ---------         -----------
Nonvested at January 1 and
  March 1, 2006                       690,001              $0.23
                                                           =====
Vested in June, 2006	             (250,002)             $0.11
                                                           =====
Issued in July, 2006                  100,000              $0.39
                                                           =====
Vested in July, 2006                  (90,000)             $0.29
                                      -------              =====
Nonvested at September 30, 2006       449,999              $0.27
                                      =======              =====

As of September 30, 2006, there was $62,579 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

	The Company expects to issue shares upon exercise of the options from its authorized but unissued shares of common stock.

     The following table summarizes information about stock options outstanding at September 30, 2006:

                    Remaining           Number              Number
Exercise            Contractual         Outstanding         Exercisable
Price               Life                at 9/30/06          at 9/30/06
---------           -----------         -----------         -----------
$0.180               8.75 years             400,000             283,334
$0.200               3.75 years             400,000             266,667
$0.250               6.83 years              70,000              70,000
$0.275               1.83 years             100,000             100,000
$0.352               2.25 years             400,000             266,667
$0.390		   9.75 years		  100,000		     33,333
                                          ---------           ---------
                                          1,470,000           1,020,001
                                          =========           =========

NOTE 8:  COMMITMENTS AND CONTINGENT LIABILITIES


     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. There have been no major changes in such lawsuits since the Company's Annual Report filing on Form 10-K for the year ended December 31, 2005.

						- 14 -
Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve for the nine-month periods ended September 30, 2006 and 2005 follows (in 000's):

                                                       September 30,
     Description                                     2006        2005
     ------------------------------------------    --------    --------
       Beginning balance                           $    133    $    100
     Add: Provision for estimated future claims          90         127
     Deduct: Cost of claims                             (78)       (114)
                                                   --------    --------
       Ending balance                              $    145    $    113
                                                   ========    ========


NOTE 9:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at September 30, 2006:
------------------------                                          At 9/30
  Metals:                                                        --------
Pressure vessels                $  8,971   $  1,953   $    106   $ 21,034
Cylinders                          3,949        (67)       217      7,253
Grating                            2,790        506         20      4,467
                                --------   --------   --------   --------
  Subtotal                        15,710      2,392        343     32,754

Corporate and other                    -       (538)         -     13,602
Discontinued operations                -          -          -      3,446
                                --------   --------   --------   --------
  Totals                        $ 15,710      1,854   $    343   $ 49,802
                                ========              ========   ========
Gain on extinguishment of debt                    -
Depreciation                                   (180)
Interest expense, net                        (2,031)
                                           --------
  Income from continuing operations
    before income taxes and
    minority interests                     $   (357)
                                           ========




						- 15 -










                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended September 30, 2005
  and at December 31, 2005:
-------------------------------------                            At 12/31
  Metals:                                                        --------
Pressure vessels                $  5,371   $    590   $      5   $ 14,114
Cylinders                          5,104        478         34      7,082
Grating                            1,954        155          -      4,158
                                --------   --------   --------   --------
  Subtotal Metals                 12,429      1,223         39     25,354
Corporate and other                    -       (501)         -     13,619
Discontinued operations                -          -         21     12,287
                                --------   --------   --------   --------
  Totals                        $ 12,429        722   $     60   $ 51,260
                                ========              ========   ========
Gain on extinguishment of debt                3,450
Depreciation                                   (147)
Interest expense, net                        (2,287)
                                           --------
  Loss from continuing operations before
   income taxes and minority interests     $  1,738
                                           ========
Nine months ended September 30, 2006:
-------------------------------------
  Metals:
Pressure vessels                $ 25,090   $  5,069   $    141
Cylinders                         12,928        492        261
Grating                            6,133      1,109         52
                                --------   --------   --------
  Subtotal                        44,151      6,670        454
Corporate and other                    -     (1,721)         1
Discontinued operations                -          -         38
                                --------   --------   --------
  Totals                        $ 44,151      4,949   $    493
                                ========              ========
Gain on extinguishment of debt                4,945
Depreciation                                   (537)
Interest expense, net                        (6,194)
                                           --------
  Income from continuing operations
    before income taxes and
    minority interests                     $  3,163
                                           ========
Nine months ended September 30, 2005:
-------------------------------------
  Metals:
Pressure vessels                $ 17,426   $  2,970   $    132
Cylinders                         15,763      1,439         57
Grating                            5,768        637         11
                                --------   --------   --------
  Subtotal Metals                 38,957      5,046        200
Corporate and other                    -     (1,713)         -
Discontinued operations                -          -         76
                                --------   --------   --------
  Totals                        $ 38,957      3,333   $    276
                                ========              ========
Gain on extinguishment of debt                3,450
Depreciation                                   (565)
Interest expense, net                        (6,551)
                                           --------
  Loss from continuing operations before
   income taxes and minority interests     $   (333)
                                           ========

						- 16 -
(1) EBITDA is presented as it is the primary measurement used by management in assessing segment performance and not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt.

(2) Corporate and other assets at September 30, 2006 and at December 31, 2005 includes $8.0 million of goodwill that relates to the Company's pressure vessels segment. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of the pressure vessels segment. At September 30, 2006 and December 31, 2005, goodwill of $1.5 million is recorded at each of pressure vessels and cylinders.

NOTE 10:   DISCONTINUED OPERATIONS

	At September 30, 2006, the assets and liabilities of discontinued operations are comprised of the remaining assets and liabilities of the Rostone business and the Company's land and building in Milwaukee, WI that are held for sale. Such assets and liabilities are as follows (in thousands):

     CURRENT ASSETS:
Other current assets                                 $    122
                                                     ========
     CURRENT LIABILITIES:
Trade payables                                       $    101
                                                     ========
     OTHER ASSETS:
Property, plant and equipment, held for sale         $  3,324
                                                     ========
     OTHER LIABILITIES:
Other liabilities                                    $    781
                                                     ========

	Results of discontinued operations for the three and nine month periods ended September 30, 2006 relate solely to Oneida while the results of discontinued operations for the first quarter of 2005 include both Oneida and Rostone. A summarization of such results is as follows (in thousands):

3-months ended September 30, 2006    3-months ended September 30, 2005
---------------------------------    ---------------------------------
Net sales                 $     -    Net sales                $  4,865
Income before taxes             -    Income before taxes           412


9-months ended September 30, 2006    9-months ended September 30, 2005
---------------------------------    ---------------------------------
Net sales                 $ 3,163    Net sales                $ 15,093
Income before taxes           161    Income before taxes         1,223

NOTE 11:  COMPONENTS OF BENEFIT COSTS

     The following tables present the components of net periodic benefit costs for Metals pension and Metals and Corporate Executive Payroll other postretirement plans for the three and six month periods ended September 30, 2006 and 2005 (000's)(unaudited):






						- 17 -




                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    2006        2005        2006        2005
                                   ------      ------      ------       -----
Benefits earned during year        $   53      $   53      $   28      $   27
Interest cost                          60          57          29          28
  Amortization of:
Prior service cost                      4           4           -           -
Unrecognized net loss (gain)            8          16          18          18
Unrecognized net obligation             -           -          12          12
Expected return on plan assets        (72)        (55)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   53      $   75      $   87      $   85
                                   ======      ======      ======      ======

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     9-months ended          9-months ended
                                   ------------------      ------------------
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    2006        2005        2006        2005
                                   ------      ------      ------       -----
Benefits earned during year        $  159      $  159      $   84      $   81
Interest cost                         180         171          87          84
  Amortization of:
Prior service cost                     12          12           -           -
Unrecognized net loss (gain)           24          48          54          54
Unrecognized net obligation             -           -          36          36
Expected return on plan assets       (216)       (165)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $  159      $  225      $  261      $  255
                                   ======      ======      ======      ======
  	In May 2006, the Company made a required payment of $446,000 to the Metals pension plan.

	The following tables present the components of net periodic benefit costs for the discontinued plastics operation pension and other postretirement plans for the three and nine month periods ended September 30, 2006 and 2005 (000's)(unaudited):
                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    2006        2005        2006        2005
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $    -
Interest cost                          55          56           8          12
  Amortization of:
Unrecognized net loss (gain)           17          15           -           -
Expected return on plan assets        (65)        (71)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $    7      $    -      $    8      $   12
                                   ======      ======      ======      ======
						- 18 -
                                          Pension              Postretirement
                                   ------------------      ------------------
                                     9-months ended          9-months ended
                                   ------------------      ------------------
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    2006        2005        2006        2005
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $    -
Interest cost                         165         168          24          36
  Amortization of:
Unrecognized net loss (gain)           51          45           -           -
Expected return on plan assets       (195)       (213)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   21      $    -      $   24      $   36
                                   ======      ======      ======      ======
	The Company was not required to contribute to the discontinued plastics operation pension plan in 2006.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to
  Three Months Ended September 30, 2005

     Net sales, gross margins and EBITDA percentages for the three months ended 2006 and 2005 are as follows. The percentages of EBITDA to net sales excludes corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the three month periods ended September 30, 2006 and 2005 are 11.9% and 5.8%, respectively ($ in thousands):
                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2006       2005     2006    2005    2006    2005
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels $   8,971  $   5,371   25.5%   17.1%   21.8%   11.0%
Cylinders            3,949      5,104   11.2%   17.2%   (1.7%)   9.4%
Grating              2,790      1,954   26.6%   20.9%   18.1%    7.9%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  15,710  $  12,429   22.1%   17.7%   15.2%    9.8%
                 =========  =========  ======  ======  ======  ======

     Net sales for the third quarter of 2006 were up 12.6% from the same quarter of 2005, primarily reflecting a 67% sales increase in pressure vessels sales and a 43% increase in grating sales offset somewhat by a 23% decline in cylinders sales. The substantial increase in pressure vessels sales is
						- 19 -
primarily attributable to a large purchase of raw material late in the second quarter. This purchase was facilitated by the liquidity provided from the sale of Oneida in the first quarter and the raw material permitted this segment to produce and ship orders out of its expanded backlog. New orders remained firm in the third quarter and the pressure vessels backlog, although declining 6% in the third quarter, is still 28% higher than the backlog at the beginning of the year. The increase in grating sales reflects a continuation of an improving business environment in China reflecting opportunities generated by the Chinese government's new five-year planning cycle that began this year. The decrease in cylinders sales primarily reflects a slow down in the mobile cylinder line of business, customers stretching out delivery time to better accommodate their needs and the non-shipment of product due to management imposed credit holds on certain customers. Backlog at the cylinder segment declined 5% in the third quarter and is 14% down from the backlog at the beginning of the year. The Company does not believe that this decline in backlog is an indication of a declining trend.

     Gross margin as a percentage of sales increased by 4.4 percentage points in the third quarter of 2006 compared to the second quarter of 2005 primarily reflecting the higher gross margin percentages in the pressure vessels and grating segments offset by a lower gross margin percentage in the cylinders segment. The increase in both the pressure vessels and grating segments gross margins as a percent of sales was primarily attributable to the increase in sales volume at those locations. Such volume increase permitted each segment to better plan and schedule production and be more efficient in their manufacturing processes. The decline in the cylinders gross margin percentage in the quarter primarily reflects the change in the sales volume at this segment.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to the Company's financial covenants in its borrowing agreements. EBITDA and EBITDA as a percentage of sales was higher in the third quarter of 2006 compared to 2005 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the three months ended September 30, 2006 and 2005 by segment and corporate and other is as follows (000's)(unaudited):
                               Operating    Deprec-
                                  Profit     iation     EBITDA
                               ---------  ---------    ---------
2006:
-----
Pressure vessels                $  1,822   $    131    $  1,953
Cylinders                           (103)        36         (67)
Grating                              503          3         506
Corporate and other                 (548)        10        (538)
                                --------   --------    --------
  Totals                           1,674   $    180    $  1,854
                                ========   ========    ========
2005:
-----
Pressure vessels                $    460   $    130    $    590
Cylinders                            440         38         478
Grating                              187        (32)        155
Corporate and other                 (512)        11        (501)
                                --------   --------    --------
  Totals                             575   $    147    $    722
                                           ========    ========
Gain on debt extinguishment        3,450
                                --------
  Operating Profit              $  4,025
                                ========
						- 20 -
Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the third quarter of 2006 were $1.8 million, an increase of $152,000 from the expenses for the comparable quarter of 2005. This increase in expense reflects an increase of $107,000 in the cylinder segment primarily due to increases in bad debt expense and personnel related costs, including the addition of new salesmen. Additionally, sales commissions and marketing expenses in the pressure vessel and grating segments increased as a result of their increase in sales volume. Overall, SGA expense as a percent of sales decreased to 11.5% in the third quarter of 2006 from the comparable percentage of 13.3% in the third quarter of 2005.

Gain on Debt Extinguishments

	There was a $3.45 million gain on debt extinguishment in the third quarter of 2005 related to the NapTech settlement. There was no such gain in the comparable period in 2006.

Other Income

     Other income for the third quarter of 2006 was $10,000, compared to other income of $28,000 for the third quarter of 2005. There were no significant offsetting items of other income and expense in either period.

Minority Interests

     Minority interests for the third quarter in 2006 and 2005 was $175,000 and $62,000, respectively. These amounts represent the income during the quarter allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership.

Interest Expense

     Interest expense for the third quarter of 2006 was $2.0 million compared to $2.3 million for the third quarter of 2005. This decrease basically reflects the net change from several offsetting events. Decreased interest expense, primarily resulting from debt paid down via proceeds from the sale of Oneida in the first quarter of 2006 and from the favorable note payable settlements (See NOTE 2: RECENT DEVELOPMENTS - Note Payable Settlements), was offset somewhat by an increase in Senior Note interest expense as a result of accruing interest on missed interest payments.

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

     [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of September 30, 2006 [and to continue to do so during 2006 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]

						- 21 -

Nine Months Ended September 30, 2006 Compared to
  Nine Months Ended September 30, 2005

     Net sales, gross margins and EBITDA percentages for the six months ended 2006 and 2005 are as follows. The percentages of EBITDA to net sales excludes corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the nine month periods ended September 30, 2006 and 2005 are 11.2% and 8.6%, respectively ($ in thousands):
                       Net Sales        Gross Margin       EBITDA
                 --------------------  --------------  --------------
                    2006       2005     2006    2005    2006    2005
                 ---------  ---------  ------  ------  ------  ------
Pressure vessels $  25,090  $  17,426   23.2%   23.0%   20.2%   17.0%
Cylinders           12,928     15,763   15.9%   17.3%    3.8%    9.1%
Grating              6,133      5,768   27.7%   23.0%   18.1%   11.0%
                 ---------  ---------  ------  ------  ------  ------
  Totals         $  44,151  $  38,957   21.7%   20.7%   15.1%   13.0%
                 =========  =========  ======  ======  ======  ======

     Net sales for the first nine months of 2006 were up 13.3% from the same period of 2005, reflecting the net of a 44% sales increase in pressure vessels sales and a 6% increase in grating sales offset by an 18% decline in cylinders sales. The increase in pressure vessels sales is attributable to several factors. One factor was that the pressure vessels segment had a backlog going into the 2006 year that was $5.5 million higher than the backlog that existed at the beginning of 2005. This increased backlog generated higher sales in 2006. Pressure vessels backlog at September 30, 2006 continues to be strong and is approximately $4.4 million higher than the backlog that existed at the beginning of 2006. Another factor related to the increase in pressure vessel sales was the large purchase of raw material late in the second quarter. This purchase was facilitated by the liquidity provided from the sale of Oneida in the first quarter and the raw material permitted this segment to produce and ship orders out of its expanded backlog. The increase in grating sales is the result of an improving business environment in China reflecting opportunities generated by the Chinese government's new five-year planning cycle that began this year. The decrease in cylinders sales primarily reflects a slow down in the mobile cylinder line of business, customers stretching out delivery time to better accommodate their needs and the non-shipment of product due to management imposed credit holds on certain customers. At September 30, 2006, the backlog at the cylinder segment was down 14% from the backlog that existed at the beginning of the year. The Company believes that this decrease in backlog is not an indication of a declining trend.

     Gross margin as a percentage of sales increased by 1.0 percentage point in the first nine months of 2006 compared to the comparable period of 2005. Such increase is the net result of increased gross margin percentages in the grating and pressure vessel segments offset by a lower gross margin percentage in the cylinders segment. Gross margin as a percent of sales increased by 4.7 percentage points in the grating segment primarily as a result of manufacturing efficiencies from the higher sales volume combined with firm pricing due to an expanding Chinese market. The increase in gross margin percentage in the pressure vessel segment reflects the net of several offsetting factors. Margins were negatively affected by our inability to pass on all of the steel price increases to our beginning of the year backlog which orders were basically all produced and shipped in the first half of the year. Orders produced in the third quarter were generally not impacted from these lower margins and the increase in volume has produced manufacturing efficiencies that have generated increased margins in the third quarter. Margins are expected to remain strong in the fourth quarter. The decline in the cylinders gross margin percentage in the quarter primarily reflects the change in the sales volume at this segment.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting
						- 22 -
principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to the Company's financial covenants in its borrowing agreements. EBITDA was higher in the first nine months of 2006 than in the first nine months of 2005 due basically to the higher sales volume in the 2006 period. EBITDA as a percentage of sales was higher in the first nine months of 2006 compared to the comparable period in 2005 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for the nine months ended September 30, 2006 and 2005 by segment and corporate and other is as follows (000's)(unaudited):

                               Operating    Deprec-
                                  Profit     iation     EBITDA
                               ---------  ---------    ---------
2006:
-----
Pressure vessels                $  4,668   $    401    $  5,069
Cylinders                            395         97         492
Grating                            1,100          9       1,109
Corporate and other               (1,751)        30      (1,721)
                                --------   --------    --------
  Totals                           4,412   $    537    $  4,949
                                           ========    ========
Gain on debt extinguishment        4,945
                                --------
  Operating profit              $  9,357
                                ========

2005:
-----
Pressure vessels                $  2,568   $    402    $  2,970
Cylinders                          1,331        108       1,439
Grating                              614         23         637
Corporate and other               (1,745)        32      (1,713)
                                --------   --------    --------
  Totals                           2,768   $    565    $  3,333
                                           ========    ========
Gain on debt extinguishment        3,450
                                --------
  Operating profit              $  6,218
                                ========

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first nine months of 2006 were $5.2 million, down $171,000 from the expenses for the comparable period of 2005. This reduction is net of decreases in expense in the pressure vessel and grating segments offset by an increase in expense in the cylinder segment. Pressure vessel SGA decreased $297,000 primarily as a result of a decrease in sales commissions and marketing expenses related to foreign sales as year 2006 has a higher percentage of U.S. sales compared to year 2005. Grating SGA expense decreased $114,000 primarily due to reduced marketing expenses in the earlier part of the 2006 year when sales activity was lower than the current run rate. Cylinder SGA expense increased $254,000 primarily due to an increase in marketing and engineering expenses, mainly personnel costs, including the hiring of new employees. This increase was more than offset by decreased SGA expenses at all other businesses. Such expense reductions were primarily related to reduced sales on which outside commissions are paid and reductions in staff at the pressure vessel segment, as well as other expense reductions in the grating segment. As a percentage of sales, SGA expenses decreased to 11.7% for the first nine months of 2006 from 13.7% for the comparable period in 2005. [The Company continues to look for ways to cut costs in all areas.]

						- 23 -

Gain on Debt Extinguishments

	There were $4.9 million of gains on debt extinguishment during the first nine months of 2006 compared to a $3.45 million gain in the comparable 2005 period. Of the 2006 amount, $4.0 million related to the settlement of the SFSC debt and $0.9 million related to the settlement of a $1.017 million note payable. (See NOTE 2 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- Note Payable Settlements.) The $3.45 million gain on debt extinguishments in 2005 related to the NapTech settlement.

Other Income

     Other income for the first nine months of 2006 was $30,000, compared to other income of $45,000 for the first nine months of 2005. There were no significant offsetting items of other income and expense in either period.

Minority Interests

     Minority interests for the first nine months of 2006 and 2005 was $367,000 and $206,000, respectively. These amounts represent the income during the period allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. From a balance sheet perspective, minority interest was reduced by the minority ownership's share of the 2006 dividend declared in the first quarter of the year.

Interest Expense

     Interest expense for the first nine months of 2006 was $6.2 million compared to $6.6 million for the first nine months of 2005. This decrease basically reflects the net change from several offsetting events. Decreased interest expense, primarily resulting from debt paid down via proceeds from the sale of Oneida in the first quarter of 2006 and from the favorable note payable settlements (See NOTE 2: RECENT DEVELOPMENTS - Note Payable Settlements) and the NapTech judgment in July 2005, was offset somewhat by an increase in Senior Note interest expense as a result of accruing interest on missed interest payments and by an increase in interest expense related to the $3.1 million increase in the amount of the junior participation in the Wachovia loan facility in connection with the settlement of the NapTech judgment.

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


     [The Company may be able to utilize its loss carryforwards against possible increased future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of September 30, 2006 [and to continue to do so during 2006 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]



						- 24 -

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

Recent Events

Sale of Oneida

       During the 2005 year, the Company decided to exit the plastics business. In early 2006, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of its Oneida business to an unrelated entity. On March 2, 2006, effective March 1, 2006, the Company completed the sale for a purchase price of $11,573,000 subject to a post-closing adjustment based on a closing balance sheet. Of the net sale proceeds, after deducting $374,621 in related expenses, $300,000 was put into a one-year escrow as security for any claims by the buyer that may arise after the closing and is included in current assets at September 30, 2006, $2,000,000 was used to pay down a note payable to a private capital fund that is secured by the real estate of the Company, $980,974 was used to completely pay off the existing Wachovia term loan and the remaining $7,917,405 was used to pay down the revolving credit facility. As a result, during the first quarter of 2006, the Company recognized a gain on sale of $4.3 million, net of related expenses of sale and estimated liabilities for future costs of $1.3 million.

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

	On March 21, 2006, the Company entered into a settlement agreement with the Stanwich Financial Services Corp. Liquidating Agent ("SFSC"), pursuant to

						- 25 -
which the Company agreed to pay SFSC $1.125 million in settlement of its existing $4.290 million judgment and all accrued interest. In connection with such agreement, the Company made a $150,000 payment to SFSC during the first quarter of 2006. As provided in the settlement agreement, payment of the remaining $975,000 amount was subject to bankruptcy court approval in SFSC's Chapter 11 proceeding. Such approval was received in May 2006, the final payment was promptly made and the Company recognized a gain from this debt settlement of $4.0 million in the second quarter of year 2006.

SUBSEQUENT EVENTS

Additional Default

     In addition to its prior payment defaults, the Company failed to make $0.7 million quarterly interest payments on the Senior Notes that were due on April 1, July 1, and October 1, 2006. As a result, another event of default has occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (an "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration. Both the April 1 and July 1, 2006 defaults also constitute cross defaults under the Wachovia loan agreement and under the documents securing the $3.5 million loan from a private capital fund. The Senior Notes and all cross defaulted debt are shown as debt in default at September 30, 2006 and December 31, 2005.

Tender Offer

	On October 27, 2006, the Company initiated a tender offer to purchase for cash all of its outstanding 13% Senior Notes ("Notes"). The consideration being offered for each $1,000 principal amount of the original 2003 Senior Notes is $528 and the consideration being offered for each $880 principal amount of the restructured Senior Notes is $528. In connection with the tender offer, the Company is soliciting consents from holders of the Notes to effect certain proposed amendments to the documents governing and relating to the Notes, including, among other things, the elimination of substantially all of the restrictive covenants, the elimination of certain events of default and the amendment of certain other provisions. The tender offer, which will expire on November 30, 2006, unless extended or earlier terminated, is contingent upon a number of conditions, including the Company being able to arrange the necessary financing to consummate the offer. If the Company is able to arrange such financing and all of the Notes are tendered, the Company would pay out $13.1 million and would recognize a gain on extinguishment of debt of approximately $18 million.


SUMMARY OF 2006 ACTIVITIES

     Cash and cash equivalents totaled $1.561 million at September 30, 2006, a decrease of $362,000 from the comparable amount at December 31, 2005. This resulted from the $10.664 million of net cash provided by investing activities being offset by $5.184 million of net cash used in operating activities and $5.842 million of cash used in financing activities. Cash and cash equivalents at the end of a period represent U.S. lockbox receipts from customers to be applied to our Wachovia revolving credit facility in the following one to two business days as well as foreign cash resident in our Chinese joint venture.


						- 26 -
Operating Activities

     Operating activities used $5.184 million in cash in the first half of 2006 resulting primarily from a growth of $8.5 million in receivables, inventories and other current assets being offset somewhat by a growth of $3.1 million in accrued interest payable.

Investing Activities

     Investing activities provided $10.664 million in cash as $11.157 million in net proceeds from the sale of Oneida, as described above, were offset by capital expenditures of $0.493 million.

Financing Activities

     The Company made scheduled repayments of the Wachovia term loan totaling $106,000. In connection with the sale of Oneida, as described above, the Company paid an additional $1.0 million to Wachovia, in full satisfaction of the remaining term loan, and paid $2.0 million on a note to a private capital fund, which note is secured by liens of the Company's real estate. Additionally, as described above in "Note Payable Settlements", the Company paid a total of $1.5 million on two other notes. The revolving credit facility borrowings decreased $0.9 million during the first nine months of 2006, primarily the result of the sale of Oneida described above.


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

The Company's bank facility expires in December 2006

     The Company's revolving credit facility is set to expire on December 3, 2006 and there is presently no agreement in place to extend this facility. We are pursuing various options, including efforts to convince the existing lender, Wachovia Bank, to continue with its current facility. Although it may be possible to negotiate a solution to this issue, no assurance can be given that we will be able to do so. If we are not able to secure such financing, our ability to continue in business will be severely limited.

The Company's bank financing is currently in default

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

The Company's past performance could impact future prospects

     Because of losses suffered by the Company over the past several years, potential or current customers may decide not to do business with us. If this were to happen, our sales may not increase or may decline. If sales do not

						- 27 -
increase, or we experience a decline in sales, our ability to cover costs would be further reduced, which could negatively impact our financial position and results of operations.

The Company as a going concern

	The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2006, the Company has a deficiency in working capital of $38.0 million, a deficiency in assets of $19.7 million and debt in default of $34.7 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

       The Company successfully refinanced its bank debt in 2003, extinguished a significant portion of its obligations under the senior notes in 2003 and 2004 and removed all previously existing defaults on debt at that time. These steps were taken to improve liquidity and defer the principal maturities on a significant portion of our debt. During 2005, the Company sold its leaf spring business and all of the operating assets of its Rostone business. Additionally, as described above, in March of 2006 the Company sold its Oneida business, the remaining portion of its plastics segment. During 2006, the Company completed favorable settlement agreements with two lenders and generated $4.9 million in debt extinguishment gains. As noted above, the Company has initiated a tender offer for the repurchase of its Senior Notes. The tender offer is contingent upon a number of conditions, including the Company being able to arrange the necessary financing to consummate the offer. Should this offer not be consummated, for whatever reason, this could have an adverse impact on the Company's liquidity, financial position and future operations.

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

Item 1A.  Risk Factors

     There have been no material changes from the risk factors previously referred to in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.   Defaults Upon Senior Securities

     In addition to its prior payment defaults, the Company failed to make $0.7 million quarterly interest payments on the Senior Notes that were due on April 1, July 1, and October 1, 2006. As a result, another event of default has occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. The total interest in default on the $22.0 million of Senior Notes is now $9.8 million. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (an "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration. At this date, neither the Company nor Wachovia has received written notice of any acceleration. The April 1, July 1, and October 1, 2006 defaults also constitute cross defaults under the Wachovia loan agreement and under the documents securing the $3.5 million loan from a private capital fund.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting held on July 18, 2006, the stockholders elected seven directors for a term expiring at the next Annual Meeting. The votes, in thousands of shares, on the election of directors were as follows:

			Nominee			Voted For		Withheld
			_______                 _________         ________
			Thomas N. Amonett		   14,402			58
			Charles E. Bradley, Sr.	   14,406			54
			Kimball J. Bradley	   14,406			54
			Thomas L. Cassidy		   14,417			43
			David E. Jackson		   14,417			43
			Joseph C. Lawyer		   14,403			58
			John G. Poole		   14,403			57

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

Date:  November 13, 2006                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended September 30, 2006, I, Kimball J. Bradley, Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-Q for the quarter ended September 30, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   September 30, 2006 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: November 13, 2006

/s/ Kimball J. Bradley
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended September 30, 2006, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:


1. this Form 10-Q for the quarter ended September 30, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   September 30, 2006 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: November 13, 2006

/s/ John M. Froehlich
---------------------------
Chief Financial Officer