Form 10-K
period 2006-12-31
REUNION INDUSTRIES INC
filed 2007-04-02
CIK 1003429

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004
                                  FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 2006

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
                             -----

Indicate by check mark whether the Registrant is a
Large accelerated filer     Accelerated filer     Non-accelerated filer X
                       ---                   ---                       ---

Indicate by check mark whether the Registrant is a shell company Yes   No X
                                                                    ---  ---

At March 15, 2007, 17,419,019 shares of common stock were issued and outstanding. As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the high and low sales prices on the American Stock Exchange) was $7,315,988.

DOCUMENTS INCORPORATED BY REFERENCE: Part III, Items 10 through 14 of this report, is incorporated from the Registrant's definitive proxy statement to be filed on or before May 1, 2007.
==============================================================================




                           REUNION INDUSTRIES, INC.
                              TABLE OF CONTENTS
                                                                      Page No.
                                                                      --------
                                    PART I

Item 1.   Business                                                        4
Item 2.   Properties                                                      6
Item 3.   Legal Proceedings                                               6

                                   PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                                   7
Item 6.   Selected Financial Data                                         8
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk     22
Item 8.   Consolidated Financial Statements and Supplementary Data       23
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures                      23
Item 9a.  Controls and Procedures                                        23

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant             24
Item 11.  Executive Compensation                                         24
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                        24
Item 13.  Certain Relationships and Related Transactions                 24
Item 14.  Principal Accounting Fees and Services                         24

                                   PART IV

Item 15.  Exhibits, Financial Statements Schedules,
            and Reports on Form 8-K                                      25

SIGNATURES                                                               26

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

	The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements. Such products include large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and metal bar grating. Until December 2005, the Company's products included precision plastic components made by its thermoplastics division ("Oneida"). During the year 2005, the Company decided to exit the plastics business and, effective March 1, 2006, Oneida was sold. See ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, RECENT EVENTS-Sale of Oneida.

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

     Shanghai Klemp Metal Products Co., Ltd. Located in Shanghai, China, this business was formed in 1995 when the Company entered into a joint venture agreement with two other Chinese based entities. The Company has a 65% interest in the joint venture. In 1999, the Company adopted a plan to exit the grating manufacturing business and was able to sell all of its grating businesses, with the exception of this business in China, in that year. This grating business was classified as a discontinued business from that time until the year 2004. In the four years since adopting this plan, the Company had made several unsuccessful attempts to dispose of its investment in the joint venture and now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners' expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and returned it to continuing operations effective at the beginning of 2004

     Markets and Customers.   Our businesses operate in mature markets.
Except for pressure vessels, products are sold in highly competitive markets both in the U.S. and internationally and compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies, on the basis of price, service, quality and the ability to supply customers in a timely manner. CPI is the largest provider of pressure vessels in the U.S. Many of our competitors have financial and other resources that are substantially greater than ours. [Competitive pressures or other factors could cause us to lose market share or erode prices which could negatively impact the Company's results of operations.]

     Individual customers sometimes account for more than 10% of a business unit's sales. During 2006, one pressure vessel customer accounted for approximately 13.6% of consolidated sales. However, during 2005, no customer accounted for more than 10% of consolidated sales.

     Sales and Marketing.   We market and distribute our products in a variety
of ways including in-house marketing and sales personnel at all of our divisions, domestic independent and manufacturer representatives, domestic and international agents and independent distributors that specialize in metal products.

     Raw Materials.   The major raw materials used in our businesses include
welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions, all of which are supplied by various domestic sources. Prices began to rise half way through the 2004 year and continued to rise in 2005 before leveling off in 2006 to a 4-5% increase. [Increases in the prices of raw materials could negatively affect our operating results if they cannot be passed on to our customers.]

     Backlog.   Our U.S. backlog, which the Company believes is firm, was
$ 19.5 million at December 31, 2006 and $22.2 million at December 31, 2005.

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

Employees

     At December 31, 2006, Reunion Industries employed 349 full time employees in its continuing businesses, both in the United States and in China, of which 7 were Corporate employees. The Company believes its relations with its employees are good. A breakdown of the Company's workforce by location and function at December 31, 2006 is as follows.

                                          General and
 Location             Manufacturing      Administrative      Total
 --------           -----------------   -----------------    -----
                    Union   Non-Union   Union   Non-Union
                    -----   ---------   -----   ---------
McKeesport, PA      91(1)       8       8(1)       14         121
Libertyville, IL               94                  22         116
Shanghai, China                85                  19         104
Beijing, China                                      1           1

Corporate:
Pittsburgh, PA                                      7           7
                   ---        ---       -         ---       -----
  Totals            91        187       8          63         349
                   ===        ===       =         ===       =====
(1) Employees belong to The United Steel, Paper & Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. A new agreement was signed in 2006 with an expiration date of May 31, 2011.

  The employee in Beijing, China is a Chinese national and relates to seamless pressure vessel sales efforts in that region. The employees in Shanghai,

						- 5 -
China are Chinese nationals and relate to the Company's grating subsidiary. These Chinese nationals are not covered by a union nor are they covered by any benefit or insurance plans sponsored by the Company.

     As of December 31, 2006, approximately 28% of the Company's workforce was covered by collective bargaining agreements, all of which expire May 31, 2011.

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

	See ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, FACTORS THAT COULD EFFECT FUTURE RESULTS, and ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for risk factors applicable to the Company.

ITEM 2.     PROPERTIES

     The Company owns a total of 37.0 acres and approximately 85,500 square feet under roof being used for ongoing operations. Except for CPI's sales office in Beijing, China and the Company's corporate office in Pittsburgh, PA, which are administrative, all locations are both manufacturing and administrative facilities:

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


     The Company also has land and a building in Lafayette, IN that housed the Company's Rostone business, which business was sold in 2005. Such property is classified in discontinued operations as property held for sale. The Company's owned properties are subject to mortgages in favor of its lenders.

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




						- 6 -


Asbestos (ORC)
--------------

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company (currently owned by Rockwell Automation), a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed, pursuant to a contractual obligation to do so. Subsequent to this acceptance in the first lawsuit, Rockwell Automation has accepted and defended all additional lawsuits, a total of 241 separate actions, that the Company has tendered.

Asbestos (Alliance)
-------------------

     The Company has been named in a multitude of separate asbestos suits filed since January 1, 2001 by various plaintiffs' law firms in Michigan, Pennsylvania, Ohio, Illinois, Maryland, Alabama and W. Virginia. Currently, there are 2,368 open and active claims. The claims are primarily directed against over 100 defendants, including Reunion, and allege that cranes from the Company's former crane manufacturing location in Alliance, OH, were present in various steel mills located in those states and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the various Courts' Case Management Orders. Counsel for the Company has successfully resolved approximately 750-800 cases without any liability to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part other manufacturers provided contained any dangerous or toxic materials. It has been further denied that the Company was otherwise advised by component part manufacturers that component parts could be hazardous, or otherwise constitutes a health risk. The Company intends to vigorously defend against these lawsuits.

	PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

     Reunion Industries' common stock is traded on the American Stock Exchange. As of March 15, 2007, there were 775 holders of record of Reunion Industries' common stock with an aggregate of 17,419,019 shares outstanding. The table below reflects the high and low sales prices for the quarterly periods for 2006 and 2005.

QUARTER ENDED                                        High          Low
-------------                                       ------        ------
2006
     March 31.......................................$ 1.50        $ 0.32
     June 30........................................$ 1.81        $ 0.40
     September 30...................................$ 0.95        $ 0.25
     December 31....................................$ 1.07        $ 0.27

2005
     March 31.......................................$ 0.39        $ 0.25
     June 30........................................$ 0.32        $ 0.15
     September 30...................................$ 0.22        $ 0.15
     December 31....................................$ 0.36        $ 0.20


     No cash dividends have been declared or paid during the past two fiscal years. Cash dividends are limited by the availability of funds, by restrictions contained in our loan agreements and by statutory restrictions on a corporation's payment of dividends when it has negative net worth. [We do not anticipate paying cash dividends on our common stock in the foreseeable future.]
						- 7 -
Equity Compensation Plan Information

     Securities issued, and securities available, under equity compensation plans as of December 31, 2006 are as follows:

                                                  Equity Compensation Plans
                                                 ---------------------------
                                                 Approved by    Not Approved
                                                 Security        by Security
                                                 Holders             Holders
                                                ------------   ------------
Number of common stock shares to be issued upon
  exercise of outstanding options                  1,444,000            -
                                                   =========      =========
Weighted-average exercise price of
  outstanding options                                  $0.25            -
                                                   =========      =========
Number of common stock shares remaining available
  for future issuance under equity
  compensation plans (excluding outstanding
  options)                                           280,600            -
                                                   =========      =========

	During the past three years, the Company issued certain securities without registration under the Securities Act of 1993 (the "Securities Act"), as described in the next two paragraphs.

	In 2005, the Company issued a total of 378,000 shares of its common stock to two of its executive officers (Kimball J. Bradley and Charles E. Bradley, Sr.) in consideration of (i) a $68,440 reduction in the amount of certain indebtedness owed to them by the Company and (2) their forgiveness of an additional $309,960 of such indebtedness (the "Stock for Debt Issuance").

	In 2005, the Company issued warrants to two private capital funds to purchase a total of 1,775,000 shares of the Company's common stock at a price of $0.01 per share (the "Warrants"). The Company issued these Warrants as part of the consideration for loans in the amount of $7,100,000 made by these private capital funds to the Company. In 2006, one of such private capital funds exercised its Warrants in full to purchase 762,500 for a total price of $7,625. (This warrant holder also is entitled to 16,920 shares resulting from certain anti-dilution provisions of the converted warrants. Such shares are expected to be issued in 2007.) The Company used the proceeds for working capital purposes.

	By reason of Section 4(2) of the Securities Act and Rules 505 and 506 of Regulation D of the Securities and Exchange Commission, the issuances of securities referred to in the preceding two paragraphs were exempt from the registration requirements of the Act, based on the following: (1) The transactions were private placements involving only two persons, in the case of the Stock for Debt Issuance, and only two entities, in the case of the issuance of the Warrants. (2) Each of such persons and entities represented to the Company that it was an "accredited investor" within the meaning of Rule 501(a) of Regulation D. (3) Such persons (as executive officers and directors of the Company) and such entities (as significant lenders to the Company) at all relevant times had access to the same kind of information that would have been included in a registration statement covering such securities and, in the case of the Warrants, the shares issued or issuable upon exercise thereof.
(4) Each of such persons and entities represented to the Company that he or it was acquiring the applicable securities for his or its own account and not with a view to the distribution thereof. (5) By the terms of the relevant governing documents, such securities may not be sold or transferred by the holder in the absence of an effective registration statement under the Securities Act covering such securities or an applicable exemption from such registration.

ITEM 6. SELECTED FINANCIAL DATA

     All data is reported in thousands, except for per-share data. The data is derived from the consolidated financial statements presented in Item 15 which also should be read.

Year Ended December 31,         2006      2005      2004     2003      2002
                              --------  -------- --------  --------  --------
EARNINGS DATA:

Net sales (1)                 $ 59,490  $ 49,727  $ 50,715 $ 39,262  $ 35,404
Cost of sales                   46,029    39,848    40,914   32,032    30,969
                              --------  -------- --------  --------  --------
Gross profit                    13,461     9,879     9,801    7,230     4,435
Selling, general and
  administrative expenses        7,081     7,046     7,152    7,722     9,311
Gain on extinguishment of debt  (4,945)   (3,450)   (3,540) (10,991)        -
Other (income) expense, net        (42)     (203)     (798)    (293)     (919)
                              --------  --------  --------  -------  --------
Operating profit (loss)         11,367     6,486     6,987   10,792    (3,957)
Interest expense, net(2)         8,725     8,906     7,933    6,902     8,010
                              --------  --------  --------  -------  --------
Income (loss) from continuing
  operations before income
  taxes and minority interests   2,642    (2,420)     (946)   3,890   (11,967)
Provision for
  income taxes                     115        49         -        -         -
                              --------  --------  --------  -------  --------
Income (loss) from
  continuing operations
  before minority interests      2,527    (2,469)     (946)   3,890   (11,967)
Less: minority interests	     494       211       330        -         -
                              --------  --------  --------  -------  --------
Income (loss) from
  continuing operations       $  2,033  $ (2,680) $ (1,276) $ 3,890  $(11,967)
					========  ========  ========  =======  ========
Income (loss) from continuing
  operations applicable to
  common stockholders         $  2,033  $ (2,680) $ (1,276) $ 3,890  $(11,967)
                              ========  ========  ========  =======  ========
Weighted average common shares
  Outstanding - basic           17,143    16,479    16,279   16,279    15,591
                              ========  ========  ========  =======  ========
Weighted average common shares
  Outstanding - diluted         21,931    16,479    16,279   16,654    15,591
                              ========  ========   =======  =======  ========
Income (loss) from continuing
  operations per common share
  - basic                     $   0.12  $  (0.16) $  (0.08) $   0.24 $  (0.77)
                              ========  ========  ========  ======== ========
Income (loss) from continuing
  operations per common share
  - diluted                   $   0.10  $  (0.16) $  (0.08) $   0.24 $  (0.77)
                              ========  ========  ========  ======== ========

OPERATING AND OTHER DATA:
Cash flow from (used in)
  operating activities(3)     $ (4,006) $    139  $ (3,323) $ (2,665)$   (979)
                              ========  ========  ========  ======== ========
Cash flow from (used in)
  investing activities(3)     $ 10,883  $  3,095  $   (780) $    173 $ 27,931
                              ========  ========  ========  ======== ========
Cash flow from (used in)
  financing activities(3)     $ (7,442) $ (2,311) $  4,565  $  2,440 $(27,337)
                              ========  ========  ========  ======== ========
Depreciation and
  amortization(4)             $    703  $    720  $    804  $    949 $  1,088
                              ========  ========  ========  ======== ========
Capital expenditures(5)       $    584  $    472  $    546  $    104 $    139
                              ========  ========  ========  ======== ========

BALANCE SHEET DATA:

Total assets                  $ 44,418  $ 51,260 $ 56,596  $ 51,523  $ 51,009
                              ========  ======== ========  ========  ========
Debt in default               $ 39,957  $ 43,236 $      -  $      -  $ 40,049
                              ========  ======== ========  ========  ========
Revolving credit facility     $      -  $      - $ 14,485  $  9,214  $      -
                              ========  ======== ========  ========  ========
Long-term debt(6)             $      -  $      - $ 35,628  $ 31,915  $     61
                              ========  ======== ========  ========  ========
Stockholders' equity
  (deficit)                   $(23,029) $(27,517)$(25,583) $(27,755) $(30,840)
                              ========  ======== ========  ========  ========

EBITDA(7):                    $  7,125  $  3,756 $  4,251  $    750  $ (2,869)
                              ========  ======== ========  ========  ========

(1) Represents sales from continuing operations. The Company has adjusted prior year financial data for the classifications of its Oneida division as discontinued operations.

(2)   Includes amortization of debt issuance expenses and estimated warrant
value of the following amounts for the following years:   2006: $1,111; 2005:
$1,241; 2004: $1,002; 2003: $87; and 2002: $754.

(3)   Not restated for discontinued operations.

(4) Excludes amortization of debt issuance expenses and depreciation and amortization related to discontinued operations. See note (2) above.

(5)   Excludes capital expenditures of discontinued operations.

(6)	Excludes borrowings under revolving credit facilities.

(7)   EBITDA is calculated as follows:

                                2006     2005     2004      2003      2002
                              -------- -------- --------  --------  --------
Income (loss) from continuing
  operations before taxes     $ 2,642  $ (2,420)$   (946) $  3,890  $(11,967)
Interest expense, net(2)        8,725     8,906    7,933     6,902     8,010
Depreciation and
  amortization(4)                 703       720      804       949     1,088
Gain on extinguishment of debt (4,945)   (3,450)  (3,540)  (10,991)        -
                              -------- -------- --------  --------  --------
     EBITDA                   $ 7,125  $  3,756 $  4,251  $    750  $ (2,869)
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

GENERAL

	The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements. Such products include large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and metal bar grating. Until December 2005, the Company's products included precision plastic components made by its thermoplastics division ("Oneida"). During the year 2005, the Company decided to exit the plastics business and, effective March 1, 2006, Oneida was sold. See below RECENT EVENTS-Sale of Oneida. Previously, during the year 2004, the Company decided to exit the thermoset plastics portion ("Rostone") of its plastics segment. The Rostone business was sold in the first quarter of 2005. Until December 2004, the Company's products also included leaf springs. Such business was sold in January 2005. These sold businesses are reported as discontinued operations.

     The Company's customers include original equipment manufacturers and end-users in a variety of industries, such as transportation, power generation, chemicals, metals and electronics. The Company's continuing operations are comprised of the following businesses.

RECENT EVENTS

Sale of Oneida

     During the 2005 year, the Company decided to exit the plastics business. In January 2006, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of its Oneida business to an unrelated entity. On March 2, 2006, effective March 1, 2006, the Company completed the sale for a purchase price of $11,573,000 subject to a post-closing adjustment based on a closing balance sheet. Of the net sale proceeds, after deducting $374,621 in related expenses, $300,000 was put into a one-year escrow as security for any claims by the buyer that may arise after the closing, $2,000,000 was used to pay down a note payable to a private capital fund that was secured by the real estate of the Company, $980,974 was used to completely pay off the existing Wachovia Bank ("Wachovia") term loan and the remaining $7,917,405 was used to pay down the revolving credit facility. The post-closing adjustment reduced the purchase price by $116,000, $55,000 of which was paid from the escrow fund. The remaining $245,000 in the escrow fund is included in other current assets on the balance sheet as of December 31, 2006. The Company recognized a $4.2 million gain on sale during 2006.

Change in Officers

	Effective March 2, 2006, Charles E. Bradley, Sr. resigned his officership as Chairman of the Board of Directors and Chief Executive Officer of the Company. However, he will continue to serve as a director. Effective March 2, 2006, the Board of Directors elected Mr. Kimball J. Bradley Chairman of the Board of Directors and Chief Executive Officer.

Note Payable Settlements

      On March 2, 2006, the Company entered into a settlement agreement with the holder of a $1.017 million note payable from the Company, pursuant to which the Company paid the holder a total of $400,000 for such note and all accrued interest. Such settlement was effected on March 3, 2006, and the Company recognized a gain from this debt settlement of $925,000 during 2006.

	On March 21, 2006, the Company entered into a settlement agreement with the Stanwich Financial Services Corp. Liquidating Agent ("SFSC"), pursuant to which the Company agreed to pay SFSC $1.125 million in settlement of its existing $4.290 million judgment and all accrued interest. In connection with such agreement, the Company made a $150,000 payment to SFSC during the first quarter of 2006. As provided in the settlement agreement, payment of the remaining $975,000 amount was subject to bankruptcy court approval in SFSC's Chapter 11 proceeding. Such approval was received in May 2006, the final payment was promptly made and the Company recognized a gain from this debt settlement of $4.0 million during 2006.

Tender Offer

     On October 27, 2006, the Company initiated a tender offer to purchase for cash all of its outstanding 13% Senior Notes ("Notes"). The consideration offered in the tender offer, as amended, for each $1,000 principal amount of the original 2003 Senior Notes and for each $880 principal amount of the restructured Senior Notes was comprised of (i) a cash amount of $563.20, (ii) warrants to purchase 140.82 shares of the common stock of the Company and
(iii) $160.93 principal amount of a junior subordinated note. The Company's financing for such tender offer was contingent on acceptance of such offer by holders of a significant percentage of the outstanding amount of such Senior Notes. The tender offer was eventually terminated and withdrawn when a holder of approximately 72% of the outstanding Notes did not accept the offer. (See also PART IV, NOTE 3: SUBSEQUENT EVENTS.)

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to
  Year Ended December 31, 2005

Continuing Operations

  Net sales, gross margins and EBITDA percentages for 2005 and 2004 are as follows. The percentages of EBITDA to net sales exclude corporate and other EBITDA. Including corporate and other EBITDA, the percentages of consolidated EBITDA to net sales for the years ended 2006 and 2005 are 12.0% and 7.6%.

                       Net Sales         Gross Margin       EBITDA
                  --------------------  --------------  --------------
                     2006       2005     2006    2005    2006    2005
                  ---------  ---------  ------  ------  ------  ------
Pressure vessels  $  34,386  $  22,894   25.7%   21.8%   22.5%   15.9%
Cylinders            16,662     19,611   14.2%   16.8%    1.7%    7.8%
Grating               8,442      7,222   26.9%   22.3%   16.7%    9.5%
                  ---------  ---------  ------  ------  ------  ------
  Totals          $  59,490  $  49,727   22.6%   19.9%   15.9%   11.8%
                  =========  =========  ======  ======  ======  ======

     Net sales of $59.5 million for the year ended December 31, 2006 were up $9.8 million, approximately 20%, over net sales in 2005. This increase results from increases in the pressure vessel and grating segments of $12.7 million, offset by a decrease of $2.9 million in the cylinders segment. Pressure vessel sales increased $11.5 million in 2006 over 2005 primarily as a result of the Company's sale of Oneida that generated the liquidity necessary to provide increased raw material to meet the demand in growing gas storage markets. The increase of $1.2 million in 2006 sales over 2005 sales in the grating segment primarily reflects the growing economy in China where this segment is located. The decrease in the cylinder business in year 2006 from 2005 reflects the loss of a customer in 2006 due to foreign competition and the general lack of demand in this segment's mobile cylinder line. Backlogs at the U.S. locations are down 12% at December 31, 2006 compared to December 31, 2005 but this is not considered indicative of any trend. As of February 28, 2007, backlogs were lower than the comparable period in 2006 but were up over the December 31, 2006 amount by more than 20%.

     Gross margin as a percentage of sales increased to 22.6% in 2006 from 19.9% in 2005. This increase in gross margin percentage is the net result of increases in gross margin percentages in the pressure vessel and grating segments offset marginally by a decrease in gross margin percentage in the cylinder segment. The gross margin increases in 2006 in the pressure vessel and grating segments were primarily attributable to operating efficiencies resulting from the higher production and sales activities in those segments as noted above as compared to the 2005 year. The gross margin decrease in the cylinder segment primarily reflects manufacturing inefficiencies resulting from the decrease in production and sales volume in 2006 compared to 2005.

     Management evaluates the Company's segments based on EBITDA, a measure of cash generation, which is presented, not as an alternative measure of operating results or cash flow from operations as determined by accounting principles generally accepted in the United States, but because it is a widely accepted financial indicator of a company's ability to incur and service debt and due to the close relationship it bears to Reunion's financial covenants in its borrowing agreements. EBITDA as a percentage of sales increased in 2006 compared to 2005 primarily due to the same factors affecting gross profit margin discussed above. A reconciliation of EBITDA to operating income for 2006 and 2005 by segment and corporate and other is as follows (in thousands):

                               Operating
                                  Profit    Deprec-
                                   (Loss)    iation     EBITDA
                               ---------  ---------  ---------
2006:
-----
Pressure vessels                $  7,216   $    525   $  7,741
Cylinders                            140        140        280
Grating                            1,400         12      1,412
Corporate and other(1)            (2,334)        26     (2,308)
                                --------   --------   --------
  Totals                           6,422   $    703   $  7,125
                                           ========   ========
Gain on debt extinguishment        4,945
                                --------
  Operating profit              $ 11,367
                                ========
2005:
-----
Pressure vessels                $  3,106   $    534   $  3,640
Cylinders                          1,398        134      1,532
Grating                              679          9        688
Corporate and other(1)            (2,147)        43     (2,104)
                                --------   --------   --------
  Totals                           3,036   $    720   $  3,756
                                           ========   ========
Gain on debt extinguishment        3,450
                                --------
  Operating profit              $  6,486
                                ========

(1) Excludes gain on debt extinguishment of $4.945 million in 2006 and $3.450 million in 2005.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses were approximately the same for years 2006 and 2005 even though sales volume rose by almost 20%. The pressure vessel business had a significant volume increase in 2006 of more than 50% over the prior year and yet recorded $264,000 less SGA expense in 2006. This reduction was due primarily to a decrease in sales commissions and marketing expense related to foreign sales as this business unit had a higher percentage of sales in the U.S. in 2006 compared to year 2005. Cylinder SGA increased $338,000 in 2006 compared to 2005 due to an increase in marketing and engineering expenses, including the hiring of new employees. Grating SGA expenses were down approximately 7% in 2006 compared to 2005 even though sales volume increased due primarily to a reduction in administrative costs resulting from the implementation of cost reduction programs while there was no significant change in Corporate expenses. Overall, SGA as a percentage of sales decreased from 14.2% in 2005 to 11.9% in 2006.

Gains on Debt Extinguishments

     During 2006, as described above in this Item 7 under the caption RECENT EVENTS ? Note Payable Settlements, a settlement agreement with the holder of a $1.17 million note and with SFSC resulted in gains on debt settlements of $.925 million and $4.020 million, respectively. During 2005, the settlement of the Company's obligations to NapTech resulted in a $3.45 million gain on debt extinguishment.

Other Income

     Other income from continuing businesses for 2006 was $42,000, compared to other income of $203,000 for 2005. During 2005, the Company completed the sale of an inactive subsidiary, Reunion Potash Company (Potash). Proceeds of the sale were $150,000 and a gain of that amount was recognized. There were no other individually significant items of other income or expense in 2006 or 2005.

Minority Interests

     Minority interests of $0.5 million in 2006 and $0.2 million in 2005 represent income allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership.

Interest Expense

     Interest expense for 2006 was $8.7 million compared to $8.9 million for 2005. This decrease is the net of several offsetting factors. In the middle of 2005 and during the first half of 2006, several debt settlements occurred as described above in Gains on Debt Extinguishments. These settlements resulted in an interest expense reduction of $0.6 million in 2006 compared to 2005. Additionally, as a result of the Oneida sale in the first quarter of 2006, debt was paid down and resulted in an interest expense reduction of $0.3 million in 2006 compared to 2005. Offsetting these reductions were increases in interest expense as a result of recognizing interest expense on the interest that should have been paid to the Senior Note holders and an increase in interest expense related to the increase in the junior participation interest in the Wachovia loan that occurred in the middle of 2005.

Income Taxes

     The tax provision in 2006 and 2005 relates solely to the Company's China joint venture. There was no U.S. tax provision from continuing operations in either year. At December 31, 2006, Reunion had net operating loss carryforwards for federal tax return reporting purposes of approximately $61.5 million. The years in which such net operating losses expire are as follows (in thousands):

                        Year ending December 31:
                        ------------------------------
                     	2007              	  737
                        2008                      611
                        2009                    3,235
                        2010                    2,520
                        After 2010             54,433

     [The Company may be able to utilize its loss carryforwards against possible future profitability.] However, management has determined to fully reserve for the total amount of net deferred tax assets as of December 31, 2006 [and to continue to do so during 2007 until management can conclude that it is more likely than not that some or all of our loss carryforwards can be utilized.]

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
                               Operating
                                  Profit    Deprec-
                                   (Loss)    iation     EBITDA
                               ---------  ---------  ---------
2005:
-----
Pressure vessels                $  3,106   $    534   $  3,640
Cylinders                          1,398        134      1,532
Grating                              679          9        688
Corporate and other(1)            (2,147)        43     (2,104)
                                --------   --------   --------
  Totals                           3,036   $    720   $  3,756
                                           ========   ========
Gain on debt extinguishment        3,450
                                --------
  Operating profit              $  6,486
                                ========
						- 15 -
2004:
-----
Pressure vessels                $  3,395   $    584   $      -   $  3,979
Cylinders                            409        171          -        580
Grating                            1,267          7                 1,274
Corporate and other(2)            (1,624)        42          -     (1,582)
                                --------   --------   --------   --------
  Totals                           3,447   $    804   $      -   $  4,251
                                           ========   ========   ========
Gain on debt extinguishment        3,540
                                --------
  Operating profit              $  6,987
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

						- 16 -


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

Summary of 2006 Activities

     Cash and cash equivalents totaled $ 1.6 million and $1.9 million at December 31, 2006 and 2005, respectively. For 2006, $10.9 million of cash was provided by investing activities of which $4.0 million was used in operating activities and, along with cash on hand, $7.4 million was used in financing activities.

Operating Activities
	Cash used in operating activities of $4.0 million was primarily for increases of $5.1 million in receivables and inventory offset to some extent by a net increase in other liabilities, mainly accruals of interest expense.

Investing Activities

	Cash provided by investing activities of $10.9 million consisted of $10.4 million from the sale of Oneida and $1.1 million from the sale of Milwaukee property less the use of $0.6 million for capital expenditures.

Financing Activities

	Cash used in financing activities of $7.4 million primarily consisted of principal payments of debt and a reduction in the Company's revolving credit facility. Cash available from the sale of Oneida and the sale of the Milwaukee property was used to pay the remaining Wachovia term loan of $1.0 million, pay $3.1 million on a note payable to a private capital fund that was

						- 17 -
secured by the real estate sold and pay $1.5 million in connection with settlement agreements entered into with the holder of a $1.017 note and with SFSC. Additionally, the Company reduced amounts outstanding under its revolving credit facility by $1.4 million during the year and the Company's Chinese joint venture paid a dividend during the year of which $0.3 million was paid to the minority partner.


CONTRACTUAL OBLIGATIONS

     The following represents a tabular summarization of the Company's contractual obligations at December 31, 2006 for each of the next five years and thereafter (in thousands):

Description         Total    2007    2008    2009    2010    2011   2011+
-----------------  ------- ------- ------- ------- ------- ------- -------
Wachovia revolving
 credit facility   $14,434 $14,434 $     -  $    - $     - $     - $     -
Note payable           882     882       -       -       -       -       -
Note payable         3,500   3,500       -       -       -       -       -
13% senior notes    22,013  22,013       -       -       -       -       -
Note payable-
 related parties       500     500       -       -       -       -       -
Noncancellable
 operating lease
 commitments         6,922   1,093     996     971     938     953   1,971
                   ------- ------- ------- ------- ------- ------- -------
Total contractual
  obligations      $48,251 $42,422 $   996 $   971 $   938 $   953 $ 1,971
                   ======= ======= ======= ======= ======= ======= =======

     The above table shows the contractual aggregate maturities of debt, including $14.4 million of revolving credit facility borrowings, and commitments under noncancellable operating leases. All debt obligations are currently due or are in default.

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

     Accounts receivable are presented net of a reserve for doubtful accounts of $183,000 at December 31, 2006 and $211,000 at December 31, 2005, which represented 2.1% and 2.9%, respectively, of gross trade receivables (excluding other non-trade receivables). Write-offs of accounts receivable in the last two years have been insignificant.

						- 18 -

Inventories and Inventory Reserves

     At December 31, 2006, inventories are stated at the lower of cost or market, at costs that approximate the first-in, first-out method of inventory valuation. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. Reserves for excess, slow-moving and obsolete inventories are based on reviews of inventory usage reports for items more than one year old. The Company evaluates its inventories on a quarterly basis to identify excess, slow-moving and obsolete inventories and assess reserve adequacy. When this evaluation indicates such inventories exist, the reserve is increased by a charge to operations or such inventories are written off. Write-offs of inventory in the last two years have been insignificant.

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

     At December 31, 2006, the Company had $11.0 million of goodwill on its consolidated balance sheet. Of the $11.0 million of goodwill, $9.5 million relates to the pressure vessels segment and $1.5 million relates to the cylinders segment. We have completed all transitional and annual impairment tests necessary to date and concluded that our goodwill is not impaired.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company on January 1,2008. The Company is in the process of evaluating SFAS 157 but does not believe it will have a significant effect on its financial position or results of operations.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and the Company is currently assessing the financial impact the statement will have on our financial statements.

Pensions

     The Company accounts for its defined benefit pension plans in accordance with U.S. generally accepted accounting standards which require that amounts recognized in the consolidated financial statements be determined on an actuarial basis. In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard 158 which requires that the funded status of defined benefit pension and other post retirement benefit plans be fully

						- 19 -
recognized on the balance sheet. The adoption of FAS 158 had no effect on the recognition of pension related costs in the income statement. The Company makes contributions to the defined benefit plans based on the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

     The Company uses the fair value of plan assets to determine the expected and actual returns on plan assets. The difference between the expected return and actual return is deferred for income statement purposes. Although management believes the long-term rates of return used to calculate the expected returns on plan assets are reasonable, a trend of actual returns being less than expected returns would cause future pension costs to increase.

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

     [The Company currently expects consolidated pension costs in 2007 will be approximately $100,000 less than those incurred in 2006.]

Other Postretirement Benefits

     The Company provides health benefits for certain retired employees at the Company's pressure vessel - and discontinued Plastics operations and of its Corporate Executive Payroll. These plans are not funded. The other postretirement benefit costs and the benefit obligation are actuarially determined based on discount rates and expected trends in healthcare costs. Costs from continuing operations increased slightly in 2006 over 2005 and [the Company currently expects consolidated other postretirement benefit costs for 2007 to be more than $90,000 less than those incurred in 2006.]

Stock-Based Compensation

     Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and awards. Accordingly, no compensation costs for stock options is included in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123R, "Share Based Payment", which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company adopted the modified prospective method to apply this Standard in which compensation cost is recognized for all equity instrument awards after January 1, 2006 and for all awards granted to employees prior to that date that remain unvested on that date. Had the Company applied the fair value recognition provisions of SFAS No. 123R to prior years, there would have been no material effect on reported income
(loss) for such years.

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

						- 20 -
FACTORS THAT COULD AFFECT FUTURE RESULTS

The Majority of Reunion's debt for borrowed money is in default

	Since 2001, the Company has not been able to make any of the scheduled interest payments on the Senior Notes and has not been able to make any payments of principal on such currently matured Senior Notes. Additionally, the principal amount of the restructured Senior Notes matured on January 3, 2007 and was not paid. As a result, events of default have occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (the "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration or immediate payment. On February 2, 2007, Wachovia received written notice of such demand for payment. (See PART IV,NOTE 3: SUBSEQUENT EVENTS - 13% Senior Notes.)

	Additionally, a $3.5 million subordinated promissory note payable to a private capital fund matured on December 5, 2006 and is in default. The defaults under the Senior Notes and the $3.5 million subordinated promissory note payable have triggered cross default provisions in the Wachovia Bank loan agreement and the Company' bank debt is also in default.

	Although the Company is investigating restructuring or recapitalization scenarios in an effort to provide additional liquidity for the extinguishments or deferrals of such debt obligations, (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Note 3: SUBSEQUENT EVENTS - Restructure Plan), no assurances exist that the Company will be successful in these efforts and failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

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

Reunion as a going concern

	The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2006, the Company has a deficiency in working capital of $39.1 million, a loss from continuing operations of $2.9 million before gain on debt extinguishment and a deficiency in assets of $22.8 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


						- 21 -
	Over the past several years, the Company has taken steps to improve its liquidity and defer the principal maturities of a significant portion of its debt. The Company is investigating other restructuring or recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. (See PART IV, NOTE 3: SUBSEQUENT EVENTS - Restructure Plan.) No assurances exist that the Company will be successful in these efforts and failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). This statement amends several earlier issued statements, including Financial Accounting Standards No. 87, "Employers' Accounting for Pensions ("SFAS 87") and Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions ("SFAS 106"). For companies with publicly traded equity securities, SFAS 158 is effective for fiscal years ending after December 31, 2006. The statement requires employers with pension and other post-employment benefit plans to recognize the funded status of such plans in its financial statements, recognize as a component of other comprehensive income the gains or losses that arise during the period but are not recognized as components of cost pursuant to SFAS 87 and SFAS 106 and provide other additional disclosures. The Company has both defined pension plans and other postretirement benefit plans and, in connection with the adoption of FAS 158, recorded additional liabilities of $701,000 as of December 31, 2006. This amount was also recorded as a component of other comprehensive loss in shareholders' deficit.

	In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the 2007 year. The Company is assessing the impact of FIN 48 but does not anticipate that it will have a material effect on its financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the operation of its business, Reunion Industries has market risk exposure to foreign currency exchange rates, raw material prices and interest rates. Each of these risks and Reunion Industries' strategies to manage the exposure is discussed below.

	Excluding its subsidiary in Shanghai, China, Reunion Industries manufactures its products in the United States and sells its products in the
United States and in foreign countries.   During 2006, one pressure vessel
customer accounted for approximately 13.6% of consolidated sales. However, during 2005, no one customer accounted for more than 10% of the net sales of Reunion. Of Reunion's $51.0 million, $42.6 million and $41.4 million of consolidated net sales from U.S continuing operations for 2006, 2005 and 2004, respectively, approximately $5.0 million, $8.8 million and $6.4 million, respectively, were export sales. Of these export sales, $2.8 million in 2006, $6.4 million in 2005 and $4.3 million in 2004 were to customers in the Far East (principally China and Taiwan) and $1.2 million in 2006, $1.0 in 2005 and $1.3 million in 2004 were to customers in Canada.

     Export sales to foreign countries are denominated in U.S. dollars, the Company's reporting currency. Accordingly, transaction loss exposures due to fluctuations in the currencies of the countries to which the Company's domestic locations export are minimal.

     The major raw materials used include welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions. These materials are generally available from a number of suppliers. Prices for these materials are affected by changes in market demand and prices of seamless steel tubing have risen by approximately 5% over the past year. [There can be no assurances that prices for these and other raw

						- 22 -
materials will not increase in the future.] [A 1.00% change in raw material prices that is not passed through to the customer would affect results of operations by approximately $129,000.

	Reunion Industries' operating results are subject to risk from interest rate fluctuations on debt that carries variable interest rates. The variable rate debt was approximately $14.4 million at December 31, 2006, which is representative of balances outstanding during the year. A 1.00% change in interest rates would affect results of operations by approximately $144,000.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reunion's consolidated financial statements are set forth beginning at Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

        As required by Rule 13a-15(b), Reunion's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Reunion's disclosure controls and procedures as defined in Exchange Act
Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Reunion's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Reunion's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Reunion's internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Reunion's internal control over financial reporting. Our auditors proposed numerous adjusting entries and several were booked. Such entries were deemed not material to the financial statements taken as a whole. Management has concluded that no material decline in internal controls has occurred.
      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
						- 23 -



	PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Proposal, Election of Directors" and "Management Information; Executive Officers" is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2007.


ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Management Information" and "Proposal; Election of Directors; Director Compensation" is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2007.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

     The information under the caption "Ownership Information" is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2007.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Ownership Information; Certain Relationships and Related Transactions" is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2007.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the caption "Fees Paid to Mahoney Cohen & Company, CPA, P.C." is incorporated herein by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2007.

	PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents included in this report:

The following consolidated financial statements and financial statement schedules of Reunion Industries, Inc. and its subsidiaries are included in
Part II, Item 8:

1.   Financial Statements (Pages F-1 through F-40)

     Report of Management
     Report of Independent Registered Public Accounting Firm ?
       Mahoney Cohen & Company, CPA, P.C.
     Consolidated Balance Sheets - December 31, 2006 and 2005
     Consolidated Statements of Operations and Comprehensive
       Income (Loss) - Years Ended December 31, 2006, 2005 and 2004 Consolidated Statements of Cash Flows - Years Ended December 31, 2006,
       2005 and 2004
     Notes to Consolidated Financial Statements

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

Date: April 2, 2007                  REUNION INDUSTRIES, INC.
      --------------
                                     By: /s/ Kimball J. Bradley
                                         ----------------------------
                                             Kimball J. Bradley
                                     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on this 30th day of March, 2007.

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


/s/ David E. Jackson                  Director
---------------------------
    David E. Jackson


/s/ Joseph C. Lawyer                  Vice Chairman and Director
---------------------------
    Joseph C. Lawyer


/s/ John G. Poole                     Director
---------------------------
    John G. Poole

                           REUNION INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              Page
------------------------------------------                              ----

Report of Management....................................................F-2
Report of Independent Registered Public Accounting Firm ? Mahoney
  Cohen & Company, CPA, P.C.............................................F-3
Consolidated Balance Sheets.............................................F-4
Consolidated Statements of Operations and
  Comprehensive Income (Loss)...........................................F-5
Consolidated Statements of Cash Flows...................................F-7
Notes to Consolidated Financial Statements..............................F-9







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

Date: April 2, 2007
      --------------

/s/ Kimball J. Bradley                  /s/ John M. Froehlich
------------------------------------    --------------------------------------
Kimball J. Bradley, Sr.                 John M. Froehlich
Chairman and Chief Executive Officer    Executive Vice President and
							Chief Financial Officer


Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Reunion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Reunion Industries, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reunion Industries, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Reunion Industries, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, at December 31, 2006, the Company has a deficiency in working capital of $39.3 million, a loss from continuing operations of $2.9 million before gain on debt extinguishment and a deficiency in assets of $23.0 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 and Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                     /s/ Mahoney Cohen & Company, CPA, P.C.


New York, New York
March 16, 2007


                REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                           At December 31,     At December 31,
                                                     2006                2005
                                           --------------      --------------
     ASSETS:
Cash and cash equivalents                       $   1,575           $   1,923
Receivables, net                                    9,241               7,386
Inventories, net                                   11,316               8,606
Other current assets                                1,460               1,306
Assets of discontinued operations, current	        -               6,237
                                                ---------            --------
     Total current assets                          23,592              25,458

Property, plant and equipment, net                  4,476               4,594
Property, plant and equipment, held for sale        2,056               6,050
Due from related parties                              963                 891
Goodwill, net                                      10,994              10,994
Other assets, net                                   2,337               3,273
                                                ---------            --------
Total assets                                    $  44,418            $ 51,260
                                                =========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:

Debt in default						$  39,957            $ 43,236
Trade payables                                      3,057               6,129
Accrued salaries and benefits                       1,003               1,082
Accrued interest                                   11,113               8,052
Due to related party                                  365                 140
Other current liabilities                           5,715               4,182
Notes payable                                         882               8,240
Note payable - related party                          500                 500
Current liabilities of discontinued
   operations                                         300               2,641
                                                ---------            --------
     Total current liabilities                     62,892              74,202

Other liabilities                                   3,437               3,465
Non-current liabilities of
   discontinued operations                            620                 781
                                                ---------            --------
     Total liabilities                             66,949              78,448

Minority interests                                    498                 329

Commitments and contingent liabilities                  -                   -
     Stockholders' deficit:
Common stock ($.01 par value, 30,000,000 shares
  authorized, 17,419,019 shares issued
  and outstanding at December 31, 2006 and
  16,656,519 shares issued and outstanding
  at December 31, 2005)                               174                 167
Capital in excess of par value                     28,127              28,325
Accumulated other comprehensive loss               (2,587)             (1,879)
Accumulated deficit                               (48,743)            (54,130)
                                                ---------            --------
Stockholders' deficit                             (23,029)            (27,517)
                                                ---------            --------
Total liabilities and stockholders' deficit     $  44,418            $ 51,260
                                                =========            ========

         See accompanying notes to consolidated financial statements.

                       REUNION INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 (in thousands, except per share information)

                                                  Year Ended December 31,
                                                  2006       2005       2004
                                              --------   --------   --------

Net Sales                                     $ 59,490   $ 49,727   $ 50,715
Total cost of sales                             46,029     39,848     40,914
                                              --------   --------   --------
  Gross profit                                  13,461      9,879      9,801
Selling, general & administrative                7,081      7,046      7,152
Gain on debt extinguishment                     (4,945)    (3,450)    (3,540)
Other (income) expense, net                        (42)      (203)      (798)
                                              --------   --------   --------
  Operating profit                              11,367      6,486      6,987
Interest expense, net                            8,725      8,906      7,933
                                              --------   --------   --------
Income (loss) from continuing operations
  before income taxes and
  minority interests                             2,642     (2,420)      (946)
Provision for income taxes                         115         49          -
                                              --------   --------   --------
Income (loss) from continuing operations
  Before minority interests                      2,527     (2,469)      (946)
Less: Minority interests                           494        211        330
                                              --------   --------   --------
Income (loss) from continuing operations         2,033     (2,680)    (1,276)

  Discontinued operations, net of tax:
Income(loss)from discontinued Oneida operations,
  less applicable income taxes of $-0-            (297)     1,355      1,343
Gain on disposal of Oneida operations,
  less applicable income taxes of $-0-           4,239          -          -
Loss from sale of Milwaukee, WI property,
  less applicable income taxes of $-0-            (572)         -          -
Income(Loss) from discontinued Rostone operations,
  less applicable income taxes of $-0-		   230       (849)       (87)
Gain on disposal of Rostone operations,
  less applicable income taxes of $-0-               -        370          -
Loss on prior disposal of discontinued
  materials handling operations, less
  applicable income taxes of $-0-                    -       (119)         -
Loss on prior disposal of discontinued
  bridges and cranes operations, less
  applicable income taxes of $-0-                 (246)      (465)         -
Income(loss)from discontinued springs
  operations, less applicable income
  taxes of $-0-				                 -        (32)       176
Loss on disposal of springs operations,
  less applicable income taxes of $-0-	           -          -	      (318)
                                              --------   --------   --------
Income from discontinued operations              3,354        260      1,114
                                              --------   --------   --------

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
           (continued)(in thousands, except per share information)

                                                   Year Ended December 31,
                                                  2006      2005       2004
                                              --------    -------    -------
Net income (loss)                                5,387     (2,420)      (162)

  Other comprehensive income (loss),
    net of $-0- tax:
Reduction in (additional) pension
  liability in excess of unrecognized
  prior service cost                                (7)        23         77
                                              --------   --------   --------
Comprehensive income (loss)                   $  5,380   $ (2,397)  $    (85)
                                              ========   ========   ========
Earnings (loss) applicable to common
  stockholders                                $  5,397   $ (2,420)  $   (162)
                                              ========   ========   ========
Earnings (loss) per common share-basic:
Continuing operations                         $   0.12   $  (0.16)  $  (0.08)
Discontinued operations                           0.19       0.01       0.07
                                              --------   --------   --------
Income (loss) per common share-basic          $   0.31   $  (0.15)  $  (0.01)
                                              ========   ========   ========

Earnings (loss) per common share-diluted:
  - basic and diluted:
Continuing operations                         $   0.10   $  (0.16)  $  (0.08)
Discontinued operations                           0.15       0.01       0.07
                                              --------   --------   --------
Income (loss) per common share
  - basic and diluted                         $   0.25   $  (0.15)  $  (0.01)
                                              ========   ========   ========

Weighted average shares outstanding - basic     17,143     16,479     16,279
                                              ========   ========   ========
Weighted average shares outstanding - diluted   21,931     16,479     16,279
                                              ========   ========   ========

         See accompanying notes to consolidated financial statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                                  Year Ended December 31,
                                                  2006       2005       2004
                                              --------   --------   --------
  Cash flow from operating activities:
Net income (loss)                             $  5,387   $ (2,420)  $   (162)
Adjustments to reconcile net (loss) income to
  net cash provided by(used in)
  operating activities:
  Depreciation                                     785      1,651      2,480
  Amortization of deferred financing fees          866        869        864
  Amortization of estimated warrant value          269        259        138
  Gain on extinguishment of debt                (4,945)    (3,450)    (3,540)
  Gain on sale of Oneida                        (4,239)         -          -
  Gain on sale of property and equipment             -       (360)         -
  Loss on sale of Milwaukee, WI property           572          -          -
  Increase in minority interest                    494        211        330
  Stock based compensation                          45         -          -
  Changes in assets and liabilities:
    (Increase)decrease in receivables           (1,855)     2,277     (4,014)
    (Increase)decrease in inventories           (3,295)      (948)    (2,819)
    (Increase) decrease in other current assets   (154)      (288)       517
    Increase (decrease) in trade payables
      and other current liabilities              2,100      2,552      1,076
    Net change in other assets and liabilities     (36)      (214)      (267)
    Capitalization from China joint venture          -          -      2,074
                                               --------   --------   --------
Cash provided by(used in) operating activities  (4,006)       139     (3,323)
                                               --------   --------   --------
  Cash flow from investing activities:
Proceeds from sale of discontinued
  operations, net of expenses                   10,437      3,680          -
Proceeds from sale of property                   1,068          -          -
Capital expenditures                              (622)      (585)      (780)
                                              --------   --------   --------
Cash provided by(used in) investing activities  10,883      3,095       (780)
                                              --------   --------   --------
  Cash flow from financing activities:
Proceeds from issuance of debt                       -      3,100      3,000
Repayments of debt                              (5,680)    (3,352)      (682)
China dividend paid to minority interest          (325)      (212)         -
Revolving credit facilities borrowings          58,215     67,964     70,774
Revolving credit facilities repayments         (59,659)   (69,826)   (68,340)
Payments of deferred financing costs                 -         (7)      (431)
Proceeds from sale of stock                          7          -          -
Net increase(decrease) in outstanding checks         -         22        244
                                              --------   --------   --------
Cash provided by (used in) financing activities (7,442)    (2,311)     4,565
                                              --------   --------   --------
Net increase (decrease) in cash and
 cash equivalents                                 (565)       923        462
Less: Change in cash of discontinued operations    217       (146)        28
Cash and cash equivalents, beginning of year     1,923      1,146        656
                                              --------   --------   --------
Cash and cash equivalents, end of year        $  1,575   $  1,923   $  1,146
                                              ========   ========   ========










                                                  Year Ended December 31,
                                                  2006       2005       2004
                                              --------   --------   --------

  Supplemental cash flow information:
Interest paid                                 $  3,130   $  3,156   $  2,642
                                              ========   ========   ========
Income taxes paid                             $      -   $      -   $      6
                                              ========   ========   ========
Non-cash financing and investing activities:
   Conversion of fees/interest to
   common stock                               $      -   $    378   $      -
                                              ========   ========   ========
Calculation of the previously recorded
   Chinese joint venture contribution -
   finalized in 2006 (Note 1)			    $    243   $      -   $      -
                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.




                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2006

NOTE 1:   ACCOUNTING POLICIES

Nature of Business

     Reunion Industries, Inc. (the Company) owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements. Such products include large-diameter seamless pressure vessels, hydraulic and pneumatic cylinders and metal bar grating. Until December 2005, the Company's products included precision plastic components made by its thermoplastics division ("Oneida"). During the year 2005, the Company decided to exit the plastics business and, effective March 1, 2006, Oneida was sold. See Note 2: RECENT EVENTS-Sale of Oneida. Previously, during the year 2004, the Company decided to exit the thermoset plastics portion ("Rostone") of its plastics segment. The Rostone business was sold in the first quarter of 2005. Until December 2004, the Company's products also included leaf springs. Such business was sold in
January 2005.   Prior to 2003, the Company's products also included heavy duty cranes, bridge structures and materials handling systems. These businesses were sold during 2002. All of these sold businesses are reported as discontinued operations.

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

     In the four years since adopting this plan, the Company has made several unsuccessful attempts to dispose of its investment in the joint venture and now perceives that a presence in China is consistent with its future plans for certain of its continuing operations. As a result and in connection with our Chinese partners' expressed desire to return control of the business to the Company for various reasons, the Company has decided to retain its investment in the Chinese joint venture and returned it to continuing operations effective at the beginning of 2004. The calculation of the previously recorded contribution to capital from this joint venture was finalized in 2006 and a reduction of $243,000 was recorded in the current year.

	The Consolidated Statement of Operations for 2006, 2005 and 2004 includes the sales of this grating subsidiary along with the Company's ownership share of the profits for the same periods. The Consolidated Balance Sheets at December 31, 2006 and 2005 include the existing assets and liabilities of this subsidiary, excluding those assets that were previously written down in 1999. The minority interest in this subsidiary represents the calculated amount attributable to the 35% ownership not owned by the Company.

Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2006, the Company has a deficiency in working capital of $39.1 million, a loss from continuing operations of $2.9 million before gain on debt extinguishment and a deficiency in assets of $22.8 million. Additionally, at December 31, 2006,
						- F-9 -

the Company was in default on substantially all of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     Over the past several years, the Company has taken steps to improve its liquidity and defer the principal maturities of a significant portion of its debt. During 2005, the Company sold its leaf spring business and all operating assets of its Rostone business. During the first quarter of 2006, the Company sold its Oneida business, the remaining portion of its plastics segment. (See Note 2: RECENT DEVELOPMENTS - Sale of Oneida.) Additionally, during the first half of 2006, the Company effected a settlement with the holder of a $1.017 million note payable and accrued interest of $308,000 from the Company wherein the Company recognized a gain from this debt settlement of $925,000 and effected a settlement with the holder of a $4.290 million judgment and accrued interest of $880,000 payable by the Company, in connection with which the Company recognized a gain from this debt settlement of $4.0 million. (See Note 2: RECENT DEVELOPMENTS - Note Payable Settlements.) The Company is investigating other restructuring or recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. (See Note 3: SUBSEQUENT EVENTS - Restructure Plan.) No assurances exist that the Company will be successful in these efforts and failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable are net of $183,000 and $211,000 in allowance for doubtful accounts at December 31, 2006 and 2005, respectively. Credit is extended after a credit review by management that is based on a customer's ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. The Company has no concentration of credit risks and generally does not require collateral or other security from its customers.

Inventories and Reserves for Obsolescence

     At December 31, 2006, inventories are stated at the lower of cost or market, at costs that approximate the first-in, first-out method of inventory valuation. During the third quarter of 2003, for those locations of the Company that had been using the last-in, first-out method of inventory valuation, the Company changed the method of valuing inventory to the first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead. Reserves for excess, slow-moving and obsolete inventories are based on reviews of inventory usage reports for items more than one year old.


						- F-10 -
Property, Plant and Equipment

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

Goodwill

     The Company has recorded goodwill totaling $11.0 million at December 31, 2006 and 2005, of which $9.5 million relates to our pressure vessels and $1.5 million relates to our cylinders segment. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. The Company completed internal impairment tests of goodwill as of January 1, 2002 and engaged an independent valuation consultant to confirm our conclusions. The Company completed additional impairment tests of goodwill as of December 31, for each succeeding year and has concluded that goodwill is not impaired.

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

						- F-11 -
      Potential common shares relating to warrants and options to purchase common stock aggregating approximately 4,787,754, 3,765,803 and 2,533,000 shares are included in the weighted average number of shares for the years ended December 31, 2006, 2005 and 2004, respectively. When the Company has losses from continuing operations, such shares are anti-dilutive and are not considered in earnings per share calculations for those years.

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). This statement amends several earlier issued statements, including Financial Accounting Standards No. 87, "Employers' Accounting for Pensions ("SFAS 87") and Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions ("SFAS 106"). For companies with publicly traded equity securities, SFAS 158 is effective for fiscal years ending after December 31, 2006. The statement requires employers with pension and other post-employment benefit plans to recognize the funded status of such plans in its financial statements, recognize as a component of other comprehensive income the gains or losses that arise during the period but are not recognized as components of cost pursuant to SFAS 87 and SFAS 106 and provide other additional disclosures. The Company has both defined pension plans and other postretirement benefit plans and, in connection with the adoption of FAS 158, recorded additional liabilities of $701,000 as of December 31, 2006. This amount was also recorded as a component of other comprehensive loss in shareholders' deficit.

	In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the 2007 year. The Company is assessing the impact of FIN 48 but does not anticipate that it will have a material effect on its financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company on January 1,2008. The Company is in the process of evaluating SFAS 157 but does not believe it will have a significant effect on its financial position or results of operations.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and the Company is currently assessing the financial impact the statement will have on our financial statements.

Reclassifications

     Certain reclassifications of prior year amounts may have been made to conform to 2006 classifications.







						- F-12 -

NOTE 2:   RECENT EVENTS

Sale of Oneida

     During the 2005 year, the Company decided to exit the plastics business. In January 2006, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of its Oneida business to an unrelated entity. On March 2, 2006, effective March 1, 2006, the Company completed the sale for a purchase price of $11,573,000 subject to a post-closing adjustment based on a closing balance sheet. Of the net sale proceeds, after deducting $374,621 in related expenses, $300,000 was put into a one-year escrow as security for any claims by the buyer that may arise after the closing, $2,000,000 was used to pay down a note payable to a private capital fund that was secured by the real estate of the Company, $980,974 was used to completely pay off the existing Wachovia Bank ("Wachovia") term loan and the remaining $7,917,405 was used to pay down the revolving credit facility. The post-closing adjustment reduced the purchase price by $116,000, $55,000 of which was paid from the escrow fund. The remaining $245,000 in the escrow fund is included in other current assets on the balance sheet as of December 31, 2006. The Company recognized a $4.2 million gain on sale during 2006.

Change in Officers

	Effective March 2, 2006, Charles E. Bradley, Sr. resigned his officership as Chairman of the Board of Directors and Chief Executive Officer of the Company. However, he will continue to serve as a director. Effective March 2, 2006, the Board of Directors elected Mr. Kimball J. Bradley Chairman of the Board of Directors and Chief Executive Officer.

Note Payable Settlements

	On March 2, 2006, the Company entered into a settlement agreement with the holder of a $1.017 million note payable from the Company, pursuant to which the Company paid the holder a total of $400,000 for such note and all accrued interest. Such settlement was effected on March 3, 2006, and the Company recognized a gain from this debt settlement of $925,000 during 2006.

	On March 21, 2006, the Company entered into a settlement agreement with the Stanwich Financial Services Corp. Liquidating Agent ("SFSC"), pursuant to which the Company agreed to pay SFSC $1.125 million in settlement of its existing $4.290 million judgment and all accrued interest. In connection with such agreement, the Company made a $150,000 payment to SFSC during the first quarter of 2006. As provided in the settlement agreement, payment of the remaining $975,000 amount was subject to bankruptcy court approval in SFSC's Chapter 11 proceeding. Such approval was received in May 2006, the final payment was promptly made and the Company recognized a gain from this debt settlement of $4.0 million during 2006.

Defaults

     The Company failed to make interest and principal payments on the Senior Notes which are events of default under the Indenture under which the Senior Notes were issued. Such defaults also constitute cross defaults under the Wachovia loan agreement and under the documents securing the $3.5 million loan from a private capital fund. As a result, the Senior Notes and all cross defaulted debt are shown as debt in default at December 31, 2006.

Wachovia Loan Agreement

	Under the terms of the Wachovia Loan Agreement, which had an expiration date of December 3, 2006, the Agreement was to automatically renew from year to year unless either party gave notice of non-renewal within a specified time. Wachovia did inform the Company that it would not extend the term of the Loan Agreement. Subsequent to such notification, the Company and Wachovia entered into letter agreements dated December 1, 2006 and December 19, 2006 under which Wachovia agreed to extend the Loan Agreement and all associated financing agreements until December 22, 2006 and January 22, 2007, respectively. (For a further extension, see NOTE 3: SUBSEQUENT EVENTS - Wachovia Loan Agreement.)


						- F-13 -
Tender Offer

     On October 27, 2006, the Company initiated a tender offer to purchase for cash all of its outstanding 13% Senior Notes ("Notes"). The consideration offered in the tender offer, as amended, for each $1,000 principal amount of the original 2003 Senior Notes and for each $880 principal amount of the restructured Senior Notes was comprised of (i)a cash amount of $563.20, (ii) warrants to purchase 140.82 shares of the common stock of the Company and
(iii) $160.93 principal amount of a junior subordinated note. The Company's financing for such tender offer was contingent on acceptance of such offer by holders of a significant percentage of the outstanding amount of such Senior Notes. (See NOTE 3: SUBSEQUENT EVENTS - 13% Senior Notes.)

Milwaukee Property Sale

	In December 2006, the Company completed the sale of its property in Milwaukee, WI, property that has been classified in discontinued operations as held for sale, for a purchase price of $1.175 million. Net proceeds from the sale were $1.067 million which was used to pay down a note payable to a private capital fund that was secured by the real estate of the Company. The Company recorded a loss of $572,000 on this sale which is included in income(loss) from discontinued operations.

NOTE 3: SUBSEQUENT EVENTS

13% Senior Notes

     The Company's tender offer, as discussed in NOTE 2 above, was not accepted by a holder of approximately 72% of the outstanding Senior Notes. As a result, the tender offer was terminated and withdrawn on January 10, 2007. The 13% restructured Senior Notes and accumulated interest, which totaled $30.8 million at December 31, 2006, became due and payable on January 3, 2007. The Company did not make such payment and thus continued to be in default under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (an "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders cannot commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration. On February 2, 2007, Wachovia received written notice of such demand for payment.

Wachovia Loan Agreement

     On January 22, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from January 22, 2007 until April 23, 2007.

Restructuring Plan

	In late January 2007, management decided that it would actively market its pressure vessel business in order to provide liquidity to pay off all, or the majority, of its debt either through a recapitalization of the Company or the sale of this pressure vessel business. As of this date, several recapitalization scenarios and indications of value for this business have been received and the Company is investigating the various results that would follow from transactions with either the potential investors or potential buyers.






						- F-14 -


NOTE 4:   INVENTORIES

Inventories of continuing operations are comprised of the following (in thousands):
                                                        At December 31,
                                                   2006                2005
                                                 --------            --------
Raw material                                     $  5,481            $  2,732
Work-in-process                                     3,136               2,997
Finished goods                                      3,284               2,877
                                                 --------            --------
  Inventories                                    $ 11,901            $  8,606
                                                 ========            ========

     Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. In the third quarter of 2003, for those locations of the company that had been using the last-in, first-out method of inventory valuation, the Company changed the method of valuing inventory to the first-in, first-out method. The effect on the results of operations for the year ended December 31, 2003 was inconsequential. The above amounts are net of inventory reserves of $342 and $328 at December 31, 2006 and 2005, respectively.

NOTE 5:   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) of continuing operations is comprised of the following (in thousands):
                                                        At December 31,
                                                   2006                2005
                                                 --------            --------
Land                                             $    309            $    309
Buildings and improvements                          3,527               3,405
Machinery and equipment                            13,425              13,114
Computer systems                                    1,922               2,233
Furniture and fixtures                                422                 426
Construction-in-progress                              204                 147
                                                 --------            --------
  Property, plant and equipment                    19,809              19,634
Less:   Accumulated depreciation                  (15,333)            (15,040)
                                                 --------            --------
  Property, plant and equipment, net             $  4,476            $  4,594
                                                 ========            ========

NOTE 5:   OTHER ASSETS

	At December 31, 2006, other assets were composed almost entirely of the cash surrender value of life insurance policies on key employees of the Company. At December, 2005, other assets were composed of $2.4 million of such cash surrender values of these policies along with net deferred financing costs of approximately $.9 million. Such deferred financing costs were first incurred when the Company refinanced its bank debt in 2003. The Company amortized such costs using a straight line amortization method, which approximated the effective interest method of amortization, over the original three year period of the bank debt which ended in December of 2006. The cash surrender values of these policies secure borrowings of $1.75 million under the Wachovia revolving credit loan.

NOTE 6:   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):
                                                        At December 31,
                                                   2006                2005
                                                 --------            --------
Customer deposits                                $  2,002            $  1,222
Accrued liabilities - legacy costs                  1,350                 708
Accrued health self-insurance liability               259                 451
Accrued liabilities - Shanghai China                  966                 393
Other                                               1,138               1,408
                                                 --------            --------
  Total other current liabilities                $  5,715            $  4,182
                                                 ========            ========
						- F-15 -
     Customer deposits represent advances received from customers to purchase raw material for the pressure vessel business. Accrued liabilities - legacy costs represents the remaining estimated liabilities of our discontinued operations which include employee-related legacy costs such as deferred and workers compensation costs, legal/settlement costs associated with asbestos claims and terminated lease obligations. The increase in accrued legacy costs in 2006 primarily results from the sale of the Milwaukee property. Accrued liabilities - Shanghai China represent that subsidiary's accrued liabilities in China.


NOTE 7:   DEBT IN DEFAULT AND LONG-TERM DEBT

       At December 31, 2006, the Company was in default on its Wachovia bank financing (including the junior participation portion thereof), its note payable to a private capital fund and its 13% senior notes.

Debt in default consists of the following (in thousands):
                                                        At December 31,
                                                    2006                2005
                                                 --------            --------
Wachovia revolving credit facility               $  8,334            $  9,788
Junior participation portion of the
  revolving credit facility (net of
  warrant value of $139 in 2005)                    6,100               5,961
Wachovia term loan                                      -               1,087
Note payable due December 5, 2006 (net of
  warrant value of $31 in 2005)                     3,500               3,469
13% senior notes (net of warrant value
  of $99 in 2005)                                  22,013              21,914
Notes payable					              -               1,017
								 --------             -------
  Total debt in default					 $ 39,947            $ 43,236
                                                 ========            ========

Long-term debt consists of the following (in thousands):
                                                        At December 31,
                                                    2006                2005
                                                 --------            --------
Note payable due December 1, 2006                $    882            $  3,950
Notes payable                                           -               4,290
Note payable - related party                          500                 500
                                                 --------            --------
  Total long-term debt                              1,382               8,740
Classified as current                              (1,382)             (8,740)
                                                 --------            --------
  Long-term debt                                 $      -            $      -
                                                 ========            ========

Wachovia Revolving and Term Loan Credit Facility

     On December 3, 2003, the Company entered into a revolving and term loan bank credit facility with Wachovia Bank (formerly, Congress Financial Corporation) (the "Wachovia Loan Facility"). At the time, the Wachovia Loan Facility consisted of revolving credit, term loan and letter of credit accommodations up to a maximum credit of $25.0 million. The term loan amortized to the revolving credit availability at a rate of $53,000 per month and was paid in full in March 2006 with proceeds from the sale of Oneida. At that time, the maximum credit was also reduced to $15.0 million. The facility had a three-year initial term with automatic renewals for additional one-year increments unless either party gave the other notice of termination at least 90 days prior to the beginning of the next one-year term. Wachovia did give such termination notice but has, on two separate occasions, agreed to extend the facility. The facility now expires on April 23, 2007 unless a further extension is granted. The Wachovia Loan Facility is collateralized by a continuing security interest and lien on substantially all of the Company's assets.

     Interest on loans outstanding under the Wachovia facility (other than the Wachovia Supplemental Loan described in the next paragraph) is payable monthly

						- F-16 -
at a variable rate tied to the prime rate publicly announced from time to time by Wachovia Bank, National Association, plus 2.50%. The facility also provides for a default interest rate of the prime rate plus 4.50%. The interest rate at December 31, 2006 was 10.75%.

     In May 2004, the Company and Wachovia entered an amendment to the loan and security agreement whereby Wachovia provided an additional $3.0 million Supplemental Loan to the Company. Proceeds from the loan were used to pay trade payables and for other corporate purposes. Funds for the additional $3.0 million of supplemental financing were provided to Wachovia by two private capital funds as the result of the execution of a junior participation loan transaction between Wachovia and the two funds. Each fund participated in the supplemental financing at a ratio of 50% each. In addition to their junior participation loan having the same collateral security as Wachovia, as described below, each private equity fund received, subject to shareholder approval, a warrant to purchase 375,000 shares of the Company's common stock at an initial exercise price of $0.01 per share, together with registration rights. The warrants were issued in January 2005, following the approval by the Company's stockholders to amend the Company's Articles of Incorporation to increase the authorized number of shares of common stock of the Company by 10,000,000. The value of the warrants was estimated to be $165,000 at December 31, 2004 using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and was amortized to interest expense using the effective interest method of amortization during 2005 and 2006.

	In July 2005, the Company and Wachovia entered into an amendment to the loan and security agreement whereby Wachovia provided an additional $3.1 million of supplemental revolving credit financing to the Company. Proceeds from the loan were used to pay the settlement with Shaw NapTech in July 2005 and to fund inventory purchases. Funds for the additional $3.1 million of supplemental financing were provided to Wachovia by two private capital funds as the result of the execution of a junior participation loan transaction between Wachovia and the two funds. Each fund participated in the additional supplemental financing at a ratio of 50% each. In addition to their junior participation loan having the same level of collateral security as Wachovia as described below, each private equity fund received a warrant to purchase 375,000 shares of the Company's common stock at an initial exercise price of $0.01 per share, together with registration rights. The warrants were issued in July 2005. The value of the warrants was estimated to be $85,000 at July
1, 2005 using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and was amortized to interest expense using the effective interest method of amortization during 2005 and 2006.

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

     Through August 2004, the Company achieved the minimum monthly EBITDA required for compliance with the Wachovia covenant. However, in September 2004 the Company was unable to achieve the required minimum monthly covenant amount. From that time forward, the Company and Wachovia have entered into several amendments of the loan and security agreement which either reduced the covenant threshold or eliminated certain covenants. The Company is currently in compliance with such revised financial covenants. However, the loan and security agreement contains cross default provisions related to other debt and, since the Company is in default with such other debt, the Company is in default under the Wachovia loan facility.



						- F-17 -
Private Capital Fund Financing

     On August 11, 2003, Reunion borrowed $2.5 million from a private capital fund by executing a senior subordinated secured promissory note payable in the amount of and with cash proceeds of $2.5 million. The note bore interest at 10% per annum, such interest being payable, in arrears, on the last day of every month. The principal amount of $2.5 million was due on August 11, 2005 with voluntary prepayments permitted but was extended to December 5, 2006 as discussed below. The note is secured by a majority of the assets of Reunion, provided that such security interest is subordinate to the security interest of Wachovia. In addition to its subordinated security interest, the fund received a warrant to purchase 625,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.01 per share. The value of the warrants was estimated to be $90,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and was amortized to interest expense using the effective interest method of amortization during 2004, 2005 and 2006. The cash proceeds were used for working capital and other general corporate purposes.

     In connection with the Wachovia refinancing on December 3, 2003, this same private capital fund amended and restated its senior subordinated secured promissory note to provide an additional $1.0 million of financing to the Company at the same interest rate but changed the maturity date from August 11, 2005 to December 5, 2006. Additional warrants to purchase 250,000 shares were eventually issued to the fund in January 2005, following the approval by the Company's stockholders to amend the Company's Articles of Incorporation to increase the authorized number of shares of common stock of the Company by 10,000,000. The value of these warrants was estimated to be $18,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and was amortized to interest expense using the effective interest method of amortization during 2005 and 2006.

	The principal of the above promissory note, due December 5, 2006, has not been paid and the note is currently in default. Effective December 5, 2006, the interest rate on the note increased to the default rate of 13% per annum. Interest on the note has been paid on a current basis.

     In connection with the Wachovia refinancing on December 3, 2003, a separate private capital fund provided the Company with a $4.2 million loan evidenced by a senior subordinated secured promissory note payable with net cash proceeds of $4.0 million after fees and expenses. The note bore interest at the rate of 12% until December 2005 when the rate increased to the then prime rate as published in the Wall Street Journal plus 8%. This rate is now 15%. Interest is payable, in arrears, on the first day of every month. The principal amount of the note was due on December 3, 2006 but was extended by mutual agreement until June 3, 2007. The note is secured by mortgage liens and/or deed of trust security interests encumbering all premises owned by the Company. In connection with the sale of the leaf spring segment in 2005, a prepayment of $250,000 was made on this note. In connection with the sale of Oneida in March 2006, a prepayment of $2,000,000 was made on this note. In connection with the sale of the Milwaukee, WI property in December 2006, a prepayment of $1,068,000 was made on this note. In addition to its security interest, the fund received a warrant to purchase 500,000 shares of the Company's common stock and registration rights with respect to the warrant and shares issuable thereto at a price of $0.50 per share. The warrants were estimated to have no value at the time of their issuance using the Black-Scholes pricing model.

13% Senior Notes

     Prior to December 2003,the Company had a total of $24.855 million of 13% senior notes outstanding. The senior notes required semi-annual interest payments every November 1st and May 1st and sinking fund payments of $12.5 million on May 1, 2002 and $12.355 million on May 1, 2003. Since November 1, 2001, the Company was unable to make the required semi-annual interest payments or the sinking fund payments due May 1, 2002 and 2003. As a result, an event of default, as defined in the indenture governing the 13% senior

						- F-18 -
notes, had existed since December 1, 2001 as the Company was not able to make the November 1, 2001 semi-annual interest payment within the 30-day cure period provided for in the indenture.

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

     In January 2004, the Company re-solicited our noteholders who had not previously consented to the provisions and waivers referred to in the preceding paragraph. In the first consent in November 2003, $23,250,700 of the $24,855,000 principal amount of senior notes, or 93.55%, had consented. The second consent solicitation period ended on April 28, 2004 at which time holders of an additional $434,300 principal amount of senior notes had
consented.    Accordingly, 12% of the $434,300 principal amount of senior notes of noteholders that had consented to the various provisions and waivers in the second solicitation, or $52,000, was extinguished pursuant to the provisions of the consent.

     In exchange for their consent, each consenting noteholder received a consent fee of $27.625, warrants to purchase 76.18 shares of the Company's common stock at $0.01 per share for each $1,000 of principal amount of notes owned and a junior priority lien on the Company's assets. In the refinancing that took place on December 3, 2003, the Company placed in escrow with the trustee of the senior notes, $686,619 for payment of consent fees, of which $642,301 has been or will be disbursed to consenting senior noteholders. Warrants to purchase the Company's common stock totaling 1,771,217 have been reserved for future issuance to consenting noteholders. The value of the warrants was estimated to be $324,000 at the time of their issuance using the Black-Scholes pricing model. This amount was recorded as an original issue discount with an increase to paid-in capital and was amortized to interest expense using the effective interest method of amortization during 2005 and 2006. Effective with having obtained the consents of holders of at least 90% of the principal amount of outstanding senior notes, all previously existing defaults under the indenture for the 13% senior notes have been permanently waived.

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

     Since 2001, the Company has not been able to make any of the scheduled interest payments on the Senior Notes and has not been able to make any payments of principal on such currently matured Senior Notes. Additionally, the principal amount of the restructured Senior Notes matured on January 3, 2007 and was not paid. As a result, events of default have occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (the "acceleration"). However, under an
							- F-19 -
Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration or immediate payment. On February 2, 2007, Wachovia received written notice of such demand for payment. (See NOTE 3: SUBSEQUENT EVENTS - 13% Senior Notes.)

SFSC Judgment

     On March 21, 2006, the Company entered into a settlement agreement with Stanwich Financial Services Corp. ("SFSC") pursuant to which the Company agreed to pay SFSC $1.125 million in settlement of its existing $4.290 million judgment and all accrued interest. The settlement was subject to bankruptcy court approval in SFSC's Chapter 11 proceeding. Such approval was received in May 2006 and the Company promptly made the final payment and recognized a gain from this settlement of $4.0 million during 2006.

Notes Payable

     At December 31, 2005, included in Debt in default is a $1,017,000 note payable assumed by Reunion in a previous year acquisition of a plastics operation. Effective, March 3, 2006, the Company entered into a settlement agreement with the holder of this note pursuant to which the Company paid the holder a total of $400,000 for such note and all accrued interest. The Company recognized a gain from this debt extinguishment of $925,000 during 2006.

Notes Payable - Related Parties

	Note payable to related parties consists only of a December 31, 2002 note payable to Mr. Charles E. Bradley, Sr. of $500,000 with interest at 10% per annum, which note was issued to evidence a loan from him. Such note was due on October 31, 2004. This note is subordinated to the Company's indebtedness to Wachovia. No cash payments of principal or interest have been made on this note. See NOTE 8 regarding interest on this note that was converted to equity in 2005.

NOTE 8:   STOCKHOLDERS' DEFICIT

     The Company's Certificate of Incorporation was amended by vote of the stockholders in 2005 to increase the authorized common stock from 20,000,000 shares to 30,000,000 shares and to eliminate the 10,000,000 shares of "blank check" preferred stock of the Company. The common stock retained its par value $.01 per share

     No dividends have been declared or paid during the year with respect to the common stock of the Company. Cash dividends are limited by the availability of funds, by restrictions in the Company's debt agreements and by statutory restrictions on a corporation's payment of dividends when it has negative net worth.

     The following represents stockholders' equity (deficit) activity for each year in the 3-year period ended December 31, 2006 (in thousands):

                                                   2006      2005      2004
                                                 --------  --------  --------
  Par value of common stock, January 1           $    167  $    163  $    163
Stock issuance                                          7         4         -
                                                 --------  --------  --------
  Par value of common stock, December 31         $    174  $    167  $    163
                                                 ========  ========  ========
  Capital in excess of par value, January 1      $ 28,325  $ 27,866  $ 25,609
Stock issuance                                          -       374         -
Stock based compensation                               45         -         -
Warrant issuances                                       -        85       183
Capitalization from China Joint Venture (NOTE 1)     (243)        -     2,074
                                                 --------  --------  --------
  Capital in excess of par value, December 31    $ 28,127  $ 28,325  $ 27,866
                                                 ========  ========  ========
						- F-20 -
                                                   2006      2005      2004
                                                 --------  --------  --------
  Accumulated other comprehensive
    loss, January 1                              $ (1,879) $ (1,902) $ (1,979)
Additional pension liability in excess of
  unrecognized prior service cost                      (7)       23        77
Adjustment to initially apply FASB 158,
  net of $-0- tax                                    (701)        -         -
                                                 --------  --------  --------
  Accumulated other comprehensive
    loss, December 31                            $ (2,587) $ (1,879) $ (1,902)
                                                 ========  ========  ========

  Accumulated deficit, January 1                 $(54,130) $(51,710) $(51,548)
Net income (loss)                                   5,387    (2,420)     (162)
                                                 --------  --------  --------
  Accumulated deficit, December 31               $(48,743) $(54,130) $(51,710)
                                                 ========  ========  ========
  Total stockholders' equity
    (deficit), January 1                         $(27,517) $(25,583) $(27,755)
Stock issuance                                          7         -         -
Share based compensation                               45         -         -
Conversion of debt                                      -       378         -
Warrant issuances                                       -        85       183
Capitalization from China Joint Venture (NOTE 1)     (243)        -     2,074
Other comprehensive income (loss)                    (708)       23        77
Net income (loss)                                   5,387    (2,420)     (162)
                                                 --------  --------  --------
  Total stockholders' deficit,
    December 31                                  $(23,029) $(27,517) $(25,583)
                                                 ========  ========  ========

     In 2005, 2004 and 2003, the Company issued to certain of its lenders warrants to purchase an aggregate of 2.4 million shares of its common stock, in each case at a price of $0.01 per share. The warrants and the transactions in connection with which they were issued are described above in NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The values of the warrants issued in 2005, 2004 and 2003 were estimated to be, respectively, $85,000, $183,000 and $414,000 at the times of their issuance, in all cases using the Black-Scholes pricing model. These amounts were recorded as original issue discounts with an increase to paid-in-capital and were amortized to interest expense using the effective interest method of amortization during 2005 and 2006.

     The following represents common stock activity for each of the three years shown(in thousands of shares):
                                                   Year Ended December 31,
                                                   2006      2005      2004
                                                 --------  --------  --------
  Outstanding common stock, January 1              16,656    16,278    16,278
Stock issuance                                        763       378         -
                                                 --------  --------  --------
  Outstanding common stock, December 31            17,419    16,656    16,278
                                                 ========  ========  ========
	In May 2006, a warrant holder elected to convert all of its 762,500 outstanding warrants into common stock of the Company at the exercise price of $0.01 per each share issued. (This warrant holder also is entitled to 16,920 shares resulting from certain anti-dilution provisions of the converted warrants. Such shares are expected to be issued in 2007.) In June 2005, the Board of Directors granted approval for the Company to enter into settlement agreements with Kimball J. Bradley and Charles E. Bradley, Sr., two officers of the Company. Under such agreements, the officers agreed to forgive $309,960 of guarantee fees and interest owed to them by the Company and to convert an additional $68,040 of such fees and interest into 378,000 shares of common stock of the Company. Such conversion added $378,000 to the Company's equity, $4,000 to common stock and $374,000 to capital in excess of par value.

NOTE 9:   STOCK BASED COMPENSATION ARRANGEMENTS

	In December 2004, the Financial Accounting Standards Board (FASB) issued

						- F-21 -
SFAS No. 123R, "Share-Based Payment". SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

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

	At September 30, 2006, the Company had two stock option plans, stockholder approved, that permit the grants of share options and shares to its key employees, directors and consultants. As of December 31, 2006, 280,600 options remain available for grant under these plans, 1,444,000 options have been granted and 299,333 of the granted options are unvested. The Company believes that such awards better align the interests of its key employees, directors and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the market value of the Company's stock on the date of grant, generally vest over a two to three year period and have exercise terms ranging from five to ten years.

     On July 18, 2006, 100,000 new options were approved for issuance and 74,000 options were actually issued to various non-officer employees of the Company at an exercise price of $0.39, the then existing market price. These options vested one-third at issuance date with the remaining options vesting in equal amounts on the next two annual anniversary dates of the option grant. Vested options are exercisable at any time within 10 years of the grant date. Using the Black-Scholes option pricing model, which assumed a risk-free interest rate of 6%, no dividend yield, expected volatility of 144% and an expected option exercise life of 10 years, these options were determined to have a fair value of $28,000 on the date of grant. Of this amount, $7,000 was recognized as stock based compensation expense during 2006 and the remaining amount will be recognized over the next 18 months.

     As to the outstanding options at January 1, 2006, the fair value of such option grants was estimated on the date of grant using the Black-Scholes option pricing model. The Company is using the modified prospective application method to transition to SFAS 123R. Accordingly, based on the requirements of SFAS 123R, in addition to recognizing compensation cost for all new awards beginning in 2006, the Company will also recognize compensation cost for all unvested previously issued awards. Under SFAS 123R, $45,000 of share based compensation expense was recognized during 2006 of which $38,000 related to compensation cost on prior year unvested options based upon the requisite outstanding service period. Had compensation costs for the years ended December 31, 2005 and 2004 been determined based on the fair value recognition provisions of SFAS 123R, pro forma earnings and per share amounts would not have been materially different from those reported.

						- F-22 -

     A summary of the status of the Company's stock options and warrants as of December 31, 2006 and changes during the year is presented below:
                                                 Weighted
                                      Weighted    Average
                                       Average   Remaining    Aggregate
                                      Exercise  Contractual   Intrinsic
Fixed Options              Shares       Price      Term         Value
-------------             ---------   --------  -----------   ---------
Outstanding at
  beginning of year       1,370,000     $0.25      5.1 yrs        -
Granted                      74,000      0.39      9.5 yrs        -
                          ---------
Outstanding at
  end of year             1,444,000     $0.25      4.8 yrs
                          =========
Options exercisable
  at December 31 , 2006   1,144,667     $0.26      4.4 yrs        -
                          =========

A summary of the status of the Company's non-vested shares as of December 31, 2006 and changes during the year is presented below:
                                                         Weighted
                                                          Average
                                                         Grant Date
Nonvested Shares                       Shares            Fair Value
----------------                      ---------         -----------
Nonvested at January 1, 2006          690,001              $0.23
                                                           =====
Vested in June, 2006	             (250,002)             $0.11
                                                           =====
Issued in July, 2006                   74,000              $0.39
                                                           =====
Vested in July, 2006                  (81,333)             $0.33
                                                           =====
Vested in December, 2006             (133,333)             $0.35
                                      -------              =====
Nonvested at December 31, 2006        299,333              $0.22
                                      =======              =====

As of December 31, 2006, there was $40,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.

	The Company expects to issue shares upon exercise of the options from its authorized but unissued shares of common stock.

     The following table summarizes information about stock options outstanding at December 31, 2006:

                    Remaining           Number              Number
Exercise            Contractual         Outstanding         Exercisable
Price               Life                at 12/31/06         at 12/31/06
---------           -----------         -----------         -----------
$0.180               8.50 years             400,000             283,334
$0.200               3.50 years             400,000             266,667
$0.250               6.58 years              70,000              70,000
$0.275               1.58 years             100,000             100,000
$0.352               2.00 years             400,000             400,000
$0.390		   9.50 years		   74,000		     24,666
                                          ---------           ---------
                                          1,444,000           1,144,667
                                          =========           =========
NOTE 10:   EMPLOYEE BENEFIT PLANS

     The Company sponsors defined benefit plans and other postretirement benefit plans for certain employees in its pressure vessel business and on its Corporate Executive Payroll (as defined in the plan document). The Company also sponsors a frozen defined benefit plan and provides a postretirement benefit plan for certain employees in its recently sold plastics divisions. Such benefit plans were not included in the sale of these divisions and continue to be an obligation of the Company.
						- F-23 -
Continuing Operations

     Reunion sponsors a defined benefit pension plan ("DB plan") which covers substantially all of its employees at its McKeesport, PA pressure vessel manufacturing location. This plan was amended in May 2006 in connection with the union contract negotiations so that new employees hired after May 2006 are no longer eligible for this DB plan. Rather, new hires are now entered into a new 401(k) plan established in connection with the new union contract. Benefits under the DB plan are based solely on continuous years of service and are not affected by changes in compensation rates.

     The Company's funding policy with respect to this DB plan provides that payments to the pension trusts be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the plan are invested principally in fixed income and equity securities.

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

	As described in NOTE 1: ACCOUTING POLICIES-Recent Accounting Pronouncements, the Company is now required to recognize the funded status of its pension and other post retirement plans on its balance sheet in accordance with SFAS 158. Changes in the funded status of defined benefit plans are recorded through comprehensive income in the year in which those changes occur. The following table showing the incremental effect on individual line items in the Consolidated Balance Sheet as of December 31, 2006 is required as part of adopting SFAS 158.(Amounts in thousands)

                                           Before      SFAS        After
							Adoption	Effect	Adoption
  							--------    ------      --------
Current assets					$ 23,714	$ (122)	$ 23,592
Total assets					$ 44,540    $ (122)     $ 44,418
Other liabilities					$  2,806    $  631      $  3,437
Non-current liabilities of
     Discontinued Operations			$    550	$   70	$    620
Accumulated other comprehensive loss      $  1,886    $  701      $  2,587
Total stockholders' deficit               $(22,328)	$ (701)	$(23,029)





						- F-24 -
	The following are amounts recognized in other comprehensive income(loss)
for the years ended December 31 (in thousands):
							2006		2005		2004
							----		----		----
Net gain(loss)					$ 11		$ 42		$ 97
Net prior year service cost			 (18)		 (19)		 (20)
							----		----		----
	Total						$ (7)		$ 23		$ 77
							====		====		====

	During the year ended December 31, 2006, upon adoption of SFAS 158, the
Company recognized a net transition obligation of approximately $246,000 that is recognized as a component of net periodic benefit cost for the period.
Below are amounts that have not yet been recognized as components of net period benefit cost at the dates indicated (in thousands):
	                                           2006	       2005
								-------	-------
Net actuarial loss					$ 2,222     $ 1,739
Prior year service cost					    119         140
Net transition obligation				    246           -
								-------     -------
	Total							$ 2,587     $ 1,879
							      =======	=======

	Amounts included in Accumulated other comprehensive loss that are expected to be recognized as components of net periodic cost during the year ended December 31, 2007 are as follows (in thousands):

Net actuarial loss				$ 162
Prior year service cost				   54
Net transition obligation			   12
							-----
	Total						$ 228
							=====

     The following table sets forth the details relating to pension benefits and other post retirement benefits for the years ended December 31, 2006 and 2005(in thousands):
                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2006        2005         2006        2005
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  4,472    $  4,016     $  2,545    $  2,060
Service cost                        212         212          128         109
Interest cost                       240         226          140         114
Actuarial loss (gain)               (33)        203         (405)        355
Benefits paid                      (214)       (185)        (148)        (93)
                               --------    --------     --------    --------
Benefit obligation, ending     $  4,677    $  4,472     $  2,260    $  2,545
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  3,590    $  2,689     $      -    $      -
Actual return                       182         702            -           -
Company contribution                446         384          148          93
Benefits paid                      (214)       (185)        (148)        (93)
                               --------    --------     --------    --------
Fair value, ending             $  4,004    $  3,590     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $    673    $    882     $  2,260    $  2,545
					                          ========
  Unrecognized costs:
Additional minimum pension
  Liability                    $  1,022         997            -           -
Prior service costs                (122)       (140)                       4
Net loss                           (900)       (857)                    (739)
Transition obligation                 -           -                     (295)
                               --------    --------                  --------
Accrued benefit costs          $    673    $    882                 $  1,515
                               ========    ========                 ========
						- F-25 -

     At December 31, 2005, in addition to accrued benefit costs, amounts recognized in the consolidated balance sheet include an intangible asset of $140,000 and other comprehensive losses of $796,000.

     Net periodic pension and other postretirement benefits costs for the following years for pension and other postretirement benefits plans ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------  ----------------------
                               2006    2005    2004    2006    2005    2004
                              ------  ------  ------  ------  ------  ------
Benefits earned during year   $  212  $  212  $  139  $  128  $  109  $   93
Interest cost                    240     226     214     140     115     116
Early retirement incentive         -       -       -       -       -       -
  Amortization of:
Prior service cost                18      19      21      (1)     (1)     (1)
Unrecognized net loss (gain)      31      63      54      68      71      75
Unrecognized net obligation        -       -       -      49      48      48
Expected return on plan assets  (289)   (219)   (195)      -       -       -
                               -----   -----   -----   -----   -----   -----
Defined benefit pension and
  total other postretirement
  benefits costs              $  212  $  301  $  233  $   384 $  342  $  331
                               =====   =====   =====   ======  =====   =====

     Assumptions used to develop pension cost and projected benefit obligations for the pressure vessels' defined benefit pension plan for the following years ended December 31 are as follows:
                                                   2006      2005      2004
                                                 --------  --------  --------
Discount rate                                       5.75%     5.75%     6.00%
                                                 ========  ========  ========
Expected rate of return on plan assets              7.75%     7.75%     7.75%
                                                 ========  ========  ========
Rate of compensation increase                        2.0%      2.0%      2.0%
                                                 ========  ========  ========

     The details of the pressure vessels' pension plan assets by asset category are as follows:
                                     2006                     2005
                               -----------------        -----------------
                               Assets    Percent        Assets    Percent
                               -------- --------        -------- --------
Equity securities		       $  3,171      79%        $  3,009      84%
Corporate bonds                     539      13              408      11
Government obligations              143       4              145       4
Cash and other                      151       4               28       1
                               -------- --------        -------- --------
Total                          $  4,004     100%        $  3,590     100%
                               ======== ========        ======== ========

     The Company's investment strategy for pension funds is to maintain at least 50% of such funds in equity securities with the balance invested primarily in bonds and other fixed income securities. The Company believes that the returns on common stock over the long term will be higher than returns from fixed income securities. Both equity and fixed income investments are made across a wide range of industries and companies in order to provide protection against the impact of volatility in any single industry or company. The Company is currently using an expected rate of return of 7.75% on our assets and a 2.5% anticipated inflation rate which produces an expected real rate of return of 5.25%. This rate was chosen by taking into account our intended asset mix and the historical returns of the plan since its inception. The Company expects to contribute $540,000 to the plan in 2007.




     Expected benefit payments under the pension plan, which reflect expected future service, as appropriate, are as follows for the years indicated (in thousands):

							Benefits
							--------
		2007					$    288
		2008                               286
		2009                               347
		2010                               341
		2011                               374
		2012-2016	                     1,738


     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:
                                                   2006      2005      2004
                                                 --------  --------  --------
Discount rate                                       5.75%     5.75%     6.25%
                                                 ========  ========  ========
Healthcare cost trend rate (USX eligible)            2.0%      2.0%      2.0%
                                                 ========  ========  ========
Healthcare cost trend rate (All others)              7.0%      7.0%      7.0%
                                                 ========  ========  ========

     USX administers the postretirement healthcare plans for the eligible employees of the McKeesport, PA location previously owned by USX and bills Reunion for its share of the postretirement costs related to Reunion's retirees covered by the plans. The Company's actuary reviews the rates charged by USX for retiree medical coverage on an annual basis and, as a result, has calculated and elected to use 2% as the applicable healthcare cost trend rate for all years subsequent to 2003. For all others, 7.0% is the weighted-average rate based on an assumed rate of increase in per capita healthcare costs of 10% for 2006 with a gradual decrease over ten years to 5% and remaining at that level thereafter. A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2006 by approximately $200,000 and increase the total of the service and interest cost components by approximately $51,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $172,000 and $41,000, respectively.

Discontinued Plastics Operations

     Reunion sponsors a defined benefit pension plan which covered substantially all of its employees at its New York facilities. Effective June 15, 1999, benefits were frozen. These New York facilities were sold in connection with the Oneida sale discussed in NOTE 2: RECENT EVENTS-Sale of Oneida. However, the defined benefit pension plan was not part of the sale and was retained by the Company.

     Reunion maintains a postretirement healthcare plan for certain salaried and union retirees and their dependents of the discontinued plastics segment. Covered employees were eligible to participate in the medical benefit plan if, at the time they retire, they had at least 10 years of service and had attained 62 years of age. This plan is contributory via employee contributions, deductibles and co-payments and benefits are subject to certain annual, lifetime and benefit-specific maximum amounts. The liabilities associated with this plan were not assumed in the sale of the plastics segment and continue to be retained by the Company.

	As described in NOTE 1: ACCOUTING POLICIES-Recent Accounting Pronouncements, the Company is now required to recognize the funded status of its pension and other post retirement plans on its balance sheet in accordance with SFAS 158. The initial impact of this standard on the discontinued operations of the Company was $69,571 and has been recognized as a charge to accumulated other comprehensive loss in shareholders' deficit. This charge represents the net actuarial losses of the plans.


     The following table sets forth the details related to pension benefits and other post retirement benefits for the years ended December 31, 2006 and 2005 (in thousands):
                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 2006        2005         2006        2005
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  3,970    $  3,896     $    704    $    915
Service cost                          -           -            -           -
Interest cost                       219         224           31          46
Plan curtailment                      -           -            -           -
Actuarial loss (gain)               112          63          151         (81)
Benefits paid                      (209)       (213)        (265)       (176)
                               --------    --------     --------    --------
Benefit obligation, ending     $  4,092    $  3,970     $    621    $    704
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  3,510    $  3,133     $      -    $      -
Actual return                       400         227            -           -
Company contribution                  -         363          265         176
Benefits paid                      (227)       (213)        (265)       (176)
                               --------    --------     --------    --------
Fair value, ending             $  3,683    $  3,510     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $    409    $    460     $    621    $    709
                                                        ========
Unrecognized costs:
Additional minimum pension
  Liability                       1,447       1,525            -           -
Net loss                         (1,447)     (1,525)                      77
                               --------    --------     --------    --------
Accrued benefit costs          $    409    $    460                 $    786
                               ========    ========                 ========

     Net periodic pension and other postretirement benefits costs for the following years for Plastics pension and other postretirement benefits plan ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------  ----------------------
                               2006    2005    2004    2006    2005    2004
                              ------  ------  ------  ------  ------  ------
Benefits earned during year   $    -  $    -  $    -  $   -   $    -  $   56
Interest cost                    219     224     224     31       31     138
Unrecognized net loss (gain)      67      62      62     (1)      (1)     52
Plan curtailment                           -       -      -        -    (804)
Expected return on plan assets  (259)   (315)   (237)     -        -       -
                                ------  ------  ------  ------  ------  ------
Defined benefit pension and
  total other postretirement
  benefits costs (income)     $   27  $  (29) $   49  $  30   $   30   $(558)
                               ======  ======  ======  ======  ======  ======

      Assumptions used to develop the pension cost and projected benefit obligation for the discontinued operations' defined benefit pension plan for the following years ended December 31, 2006, 2005 and 2004 are as follows:


                                                   2006      2005      2004
                                                 --------  --------  --------
Discount rate                                       5.75%     5.75%     6.00%
                                                 ========  ========  ========
Expected rate of return on plan assets              7.75%     7.75%     7.75%
                                                 ========  ========  ========

The details of the pension plan assets by asset category are as follows:

                                      2006                     2005
                               -----------------        -----------------
                               Assets    Percent        Assets    Percent
                               -------- --------        -------- --------
Equity securities		       $  2,577      70%        $  2,470      70%
Fixed income/bond funds           1,081      29            1,021      29
Cash and other                       25       1               19       1
                               -------- --------        -------- --------
Total                          $  3,683     100%        $  3,510     100%
                               ======== ========        ======== ========

     The Company's investment strategy for pension funds is to maintain at least 50% of such funds in equity securities with the balance invested primarily in bonds and other fixed income securities. The Company believes that the returns on common stock over the long term will be higher than returns from fixed income securities. Both equity and fixed income investments are made across a wide range of industries and companies in order to provide protection against the impact of volatility in any single industry or company. The Company is currently using an expected rate of return of 7.75% on our assets and a 2.5% anticipated inflation rate which produces an expected real rate of return of 5.25%. This rate was chosen by taking into account our intended asset mix and the historical returns of the plan since its inception. The Company expects that it will contribute $101,000 to the plan in 2007.

     Expected benefit payments under the Plastic's pension plan, which reflect expected future service, as appropriate, are as follows for the years indicated (in thousands):
							Benefits
							--------
		2007					$    180
		2008                               186
		2009                               189
		2010                               199
		2011                               199
		2012-2016	                     1,178


     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:
                                                   2006      2005      2004
                                                 --------  --------  --------
Discount rate                                       5.75%     5.75%     6.25%
                                                 ========  ========  ========
Healthcare cost trend rate                          7.00%     7.00%     7.00%
                                                 ========  ========  ========

     For measurement purposes, an assumed rate of increase in per capita healthcare costs of 10% was used for 2005 with a gradual decrease over ten years to 5% and remaining at that level thereafter. A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 2006 by approximately $32,000 and increase the total of the service and interest cost components by approximately $1,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $29,000 and $2,000, respectively.

Other Employee Benefit Plans

     The Company also sponsors qualified contributory 401(k) plans covering substantially all employees. Additionally, as noted above in connection with union negotiations in May 2006 at the pressure vessel business, a new 401(k) plan was established for union employees at that business. For those employees electing to participate in the 401(k) plans, employees can contribute up to an annually determined maximum amount permitted by law and the Company makes

						- F-29 -
matching contributions up to specified limits. Effective December 31, 2002, the Company suspended its matching contributions to the then existing 401(k) plans. Currently, matching contributions are made only for the new 2006 plan and total matching contribution expense was $2,000 in 2006.

     The Company does not provide any other postemployment benefits to former or inactive employees except for unemployment compensation benefits required by law.

NOTE 11:   EARNINGS PER COMMON SHARE

     The computations of basic and diluted earnings per common share (EPS) for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands, except per share amounts):
                                                Income    Shares     EPS
                                               --------  --------  -------
      Year ended December 31, 2006:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  5,387    17,143  $  0.31
                                                                   =======
Dilutive effect of stock options and warrants         -     4,788
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $  5,387    21,931  $  0.25
                                               ========  ========  =======
      Year ended December 31, 2005:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $ (2,420)   16,479  $ (0.15)
                                                                   =======
Dilutive effect of stock options and warrants         -         -
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted EPS           $ (2,420)   16,479  $ (0.15)
                                               ========  ========  =======
    Year ended December 31, 2004:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $   (162)   16,279  $ (0.01)
                                                                   =======
Dilutive effect of stock options and warrants        -          -
                                               --------  --------
Loss applicable to common stockholders,
  shares outstanding and diluted EPS           $   (162)   16,279  $ (0.01)
                                               ========  ========  =======

     At December 31, 2006, 2005 and 2004, the Company's stock options outstanding totaled 1,444,000, 1,370,000 and 614,000, respectively. Such options included a dilutive component of 825,791, 182,588 and 128,711 shares, respectively. At December 31, 2006, 2005 and 2004, outstanding warrants to purchase the Company's common stock totaled 4,173,489, 5,009,477 and 3,476,585, respectively. Such warrants included a dilutive component of 3,961,963, 3,583,215 and 2,404,000 shares, respectively.

NOTE 12:   INCOME TAXES

     Due to the existence and use of the Company's net operating loss carryforwards, there was no United States tax provision recorded for the years ending December 31, 2006, 2005 and 2004. The Company's majority owned joint venture in China operates in a special economic zone. Prior to 2005, this entity enjoyed a tax holiday. Beginning in 2005 and lasting through 2007, this China entity will enjoy a reduced tax rate of 7.5% of net income. Subsequent to 2007, the rate will go to the full income tax rate, which is currently 15%. As a result, the 2005 and 2006 current year provisions relate solely to the China entity.



     The Company's effective income tax rate from continuing operations, reflected in the accompanying consolidated statement of income, differs from the statutory rate due to the following (in thousands):

                                                   Year Ended December 31,
                                                   2006      2005      2004
                                                 --------  --------  --------
Computed amount at statutory rate (34%)          $  1,835  $   (823) $     43
Net change in valuation allowance                  (1,552)       921  (17,794)
Section 108 cancellation of indebtedness
  income exclusion                                  1,681     1,173     3,558
Section 108 reduction of loss carryforwards
  from cancellation of indebtedness
  income exclusion                                 (1,681)   (1,173)   (3,558)
Goodwill amortization                                (140)     (140)     (140)
Foreign sales exclusions                              (28)      (45)      (40)
Expiration of loss carryforwards                        -         -    18,054
Chinese income tax exclusion                         (284)     (158)     (336)
Federal return to prior year's
  provision adjustments                                 -         -        33
Foreign income tax                                    115        49         -
Non-deductible expenses                               123       138        84
Other - net                                            46       107        96
                                                 --------  --------  --------
  Total tax provision from continuing
    operations                                   $    115  $     49  $      -
                                                 ========  ========  ========

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        At December 31,
                                                   2006                2005
                                                 --------            --------
Depreciation                                     $      -            $      -
Historical goodwill                                (1,120)               (650)
Other                                                (114)               (179)
                                                 --------            --------
  Deferred tax liabilities                         (1,234)               (829)
                                                 --------            --------
Loss carryforwards (NOLs)                          20,922              22,555
Book reserves                                       2,579               2,376
Deferred compensation                                 251                 281
Tax credit carryforwards                              851                 851
Unicap adjustments                                    313                 336
Depreciation                                          382                 436
Other                                               2,131               1,741
                                                 --------            --------
  Deferred tax assets                              27,429              28,576
Less: Valuation allowance                         (26,195)            (27,747)
                                                 --------            --------
  Deferred tax assets, net                          1,234                 829
                                                 --------            --------
  Deferred taxes, net                            $      -            $      -
                                                 ========            ========

     At December 31, 2006, Reunion had net operating loss carryforwards for federal tax return reporting purposes of approximately $61.5 million, of which $737,000 will expire by the end of 2007. Management has concluded that it is more likely than not that the Company's loss carryforwards will expire unutilized and has determined to continue to fully reserve for the total amount of net deferred tax assets as of December 31, 2006.






   The current and noncurrent classifications of the deferred tax balances are as follows (in thousands):
                                                        At December 31,
                                                   2006                2005
                                                 --------            --------
  Current:
Deferred tax assets                              $  3,794            $  3,565
Deferred tax liabilities                              (76)                (97)
Less:   Valuation allowance                        (3,623)             (3,462)
                                                 --------            --------
  Current deferred, net asset                          95                   6
                                                 --------            --------
  Noncurrent:
Deferred tax assets                                23,636              25,010
Deferred tax liabilities                           (1,159)               (732)
Less:   Valuation allowance                       (22,572)            (24,284)
                                                 --------            --------
  Noncurrent deferred, net (liability)                (95)                 (6)
                                                 --------            --------
  Deferred taxes, net                            $      -            $      -
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

Transactions and Balances

SFSC Indebtedness

     Pursuant to a settlement that became effective on May 10, 2004 (the "SFSC Settlement"), the Company was indebted in the amount of $4.29 million, plus interest that accrues on that amount after May 10, 2004 at the rate of 10% per annum. As previously discussed in NOTE 2: RECENT EVENTS - Note Payable Settlements, during 2006, the Company entered into a settlement agreement with the Stanwich Financial Services Corp. Liquidating Agent ("SFSC"), pursuant to which the Company agreed to pay SFSC $1.125 million in settlement of its existing $4.290 million judgment and all accrued interest. The Company recognized a gain from this debt settlement of $4.0 million during 2006.

Cash Surrender Value of Life Insurance Policies

     The Company pays the premiums on life insurance policies covering Mr. C. Bradley and two directors, Mr. Joseph C. Lawyer (Mr. Lawyer) and Mr. John G. Poole (Mr. Poole). Pursuant to these arrangements, the Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policy or their cash surrender value. The covered individuals have agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of the premiums paid, they will cover the shortfall. As of December 31, 2006 and 2005, premiums paid by the Company in excess of the cash surrender values of the policies totaled $963,000 and $891,000, respectively, and are included in due from related parties in the accompanying consolidated balance sheets.

Mr. C. Bradley Note Payable

     In January 2003, Mr. C. Bradley made a $500,000 payment on behalf of the Company to Shaw NapTech, Inc. This payment was applied to reduce by $500,000 the Company's indebtedness to Shaw NapTech, Inc. To evidence this loan by Mr.
C. Bradley, the Company issued to him its unsecured $500,000 10% note payable. The note payable became due on October 31, 2004. No principal or interest payments have been made on this note. In June 2005, as described in Note 8:
Stockholders' Deficit, Mr. C. Bradley agreed to forgive $98,400 of the interest payable to him and to convert an additional $21,600 of such interest payable to him into 120,000 shares of the Company's common stock. At December 31, 2006 and 2005, accrued and unpaid interest related to this note totaled $80,000 and $30,000, respectively, and is included in due to related parties in the accompanying consolidated balance sheet. Mr. C. Bradley's rights under this note are subordinate to the Company's indebtedness to Wachovia Financial.

Mr. C. Bradley Guarantees

     To facilitate the closing of the Wachovia refinancing in December 2003, Mr. C. Bradley provided a personal guarantee of $1.5 million of the revolving credit portion of the Wachovia Loan Facility. In exchange for his guarantee, the Board of Directors approved a 2% per annum guarantee fee to be paid to Mr.
C. Bradley during the time period such guarantee is in place. Amounts payable under this arrangement were first offset against an employee advance of $58,000 previously received by Mr. C. Bradley and owed to the Company at the time of the refinancing. Such advance has now been fully recovered and as of December 31, 2006 and 2005, $34,000 and $4,219, respectively, is included in Due to related party in the accompanying balance sheet.

Mr. K. Bradley Guarantees

     To facilitate obtaining new financing with two private investment funds and the closing of the refinancing of the Company's bank debt with Wachovia in December 2003, Mr. K. Bradley provided personal guarantees totaling $9.2 million, including guarantees of two notes payable totaling $7.7 million and $1.5 of the revolving credit portion of the new Wachovia facilities. In exchange for his guarantees, the Board of Directors approved 2% per annum guarantee fees to be paid to Mr. K. Bradley during the time period such guarantees are in place. In June 2005, as described in Note 8: Stockholders' Deficit, Mr. K. Bradley agreed to forgive $211,560 of the guarantee fees payable to him and to convert an additional $46,440 of such guarantee fees payable to him into 278,000 shares of the Company's common stock. At December 31, 2006 and 2005, $251,000 and $105,351, respectively, of such fees are included in Due to related parties in the accompanying consolidated balance sheet.

NOTE 14:   COMMITMENTS AND CONTINGENCIES

     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. A summary of such legal proceedings follows.

Asbestos (ORC)
--------------

     Since July 10, 2001, various legal actions, some involving multiple plaintiffs, alleging personal injury/wrongful death from asbestos exposure have been filed in multiple states, including California, Oregon, Washington, New York and Mississippi, against a large number of defendants, including

Oneida Rostone Corporation (ORC), pre-merger Reunion's Plastics subsidiary and the Company's Plastics segment. In October 2001, Allen-Bradley Company (currently owned by Rockwell Automation), a former owner of the Rostone business of ORC, accepted Reunion Industries' tender of its defense and indemnification in the first such lawsuit filed, pursuant to a contractual obligation to do so. Subsequent to this acceptance in the first lawsuit, Rockwell Automation has accepted and defended all additional lawsuits, a total of 241 separate actions, that the Company has tendered.

Asbestos (Alliance)
------------------

     The Company has been named in approximately 2,368 separate asbestos suits filed since January 1, 2001 by various plaintiffs' law firms in Michigan, Pennsylvania, Ohio, Illinois, Maryland, Alabama and W. Virginia. The claims are primarily directed against over 100 defendants, including Reunion, and allege that cranes from the Company's former crane manufacturing location in Alliance, OH were present in various steel mills located in those states and that those cranes contained asbestos to which plaintiffs were exposed over a 40 year span. Counsel for the Company has filed an answer to each complaint denying liability by the Company and asserting all alternative defenses permitted under the various Courts' Case Management Orders. Counsel for the Company has successfully resolved approximately 750-800 cases without any liability to the Company. The Company denies that it manufactured any products containing asbestos or otherwise knew or should have known that any component part other manufacturers provided contained any dangerous or toxic materials. It has been further denied that the Company was otherwise advised by component part manufacturers that component parts could be hazardous, or otherwise constitute a health risk. The Company intends to vigorously defend against these lawsuits.

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

     Description                                      2006      2005
     ---------------------------------------------  --------  --------
       Beginning balance                            $    133  $    100
     Add: Provision for estimated future claims          100       168
     Deduct: Cost of claims                             (111)     (135)
                                                    --------  --------
       Ending balance                               $    122  $    133
                                                    ========  ========
Operating leases

     Minimum rental commitments under all noncancellable operating leases in effect for continuing operations at December 31, 2006, were as follows (in thousands):
                            Year ended December 31,
 Total      2007      2008      2009      2010      2011      After 2011
-------    ------    ------    ------    ------    ------     ----------
$ 6,922    $1,093    $  996    $  971    $  938    $ 953        $1,971
=======    ======    ======    ======    ======    ======       ======

     Operating lease rental expense related to continuing operations for the years ended December 31, 2006, 2005 and 2004, amounted to $1,381,201, $1,494,267, and $1,633,000, respectively.

NOTE 15:   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:


     Cash and cash equivalents, accounts receivable and accounts payable - The carrying amounts approximate fair value because of the short maturities of these instruments.

     Debt - $14.4 million of the Company's debt has variable rates of interest and $26.9 million bears interest at fixed rates. Management estimates the carrying value of variable-rate debt to approximate its fair value as its stated rate of interest changes with changes in market rates of interest. Of the $26.9 million of fixed-rate debt, $22.0 million represents the 13% senior note obligation. Such notes were restructured in 2003 and there was little trading activity until the last half of 2005. Recent trading activity has primarily centered on only large holders disposing of their entire positions at a discount. Based on this, the fair value of such notes is not readily determinable. Of the remaining fixed-rate debt, $0.5 million is to a related party, for which comparable instruments do not exist, and $4.4 million relates to debt that bears interest at rates ranging between 13% and 15.25%. Given our financial condition, the fair value of such debt is not readily determinable.

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

     In January, 2005, the Company sold its springs division operations for cash proceeds of $792,000. Net cash proceeds of $775,000 after transaction related expenses were received on January 4, 2005, of which $250,000 was used to reduce borrowings under the term loan from a private capital fund that is secured by the real property, $41,000 was used to reduce borrowings under the term loan portion of the Wachovia Loan Facility and the remaining balance of $484,000 was used to reduce borrowings under the Wachovia revolving credit facility. The Company recorded a loss of $318,000 on such sale which was provided for in the Company's 2004 year.
						- F-35 -
     In December 2004, the Company classified and began accounting for its Rostone business, located in Lafayette, IN, as discontinued operations in accordance with FAS 144. During the first quarter of 2005, the Company sold certain of the receivables, inventory and intangibles of Rostone along with certain of its machinery and equipment. The sale of such assets was accomplished in two separate transactions, with the sale of certain of the Rostone's compounding operation assets being sold to one unrelated entity and the sale of certain of Rostone's molding operation assets being made to a different unrelated entity. At the time of such sale, the Company entered into tolling or manufacturing agreements with such buyers under which the Company agreed to operate the compounding and molding operations at its Lafayette, IN facility for a limited time until the buyers could move such operations to different geographical locations. The buyers agreed to reimburse the Company for all expenses in connection with these activities. The sale of the selected assets noted above was for approximately $2.9 million. Of this amount, $712,000 was used to pay down the Wachovia term loan secured by the machinery and equipment and the remaining amount was used to reduce the borrowings under the revolving credit facility. The Company recorded a gain of approximately $370,000 on such sales during the year ended December 31, 2005.

	During the 2005 year, the Company reclassified its land and building in Milwaukee, WI to property held for sale. In December 2006, the Company completed the sale of this property for a purchase price of $1.175 million.
Net proceeds from the sale were $1.067 million which was used to pay down a note payable to a private capital fund that was secured by the real estate of the Company. The Company recorded a loss of $572,000 on such sale.

	During the fourth quarter of 2005, the Company classified and began accounting for its Oneida business as discontinued operations in accordance with FAS 144. As described in NOTE 2: Recent Events -, Oneida was ultimately sold in March 2006. The Company recognized a $4.2 million gain on sale during 2006.

     At December 31, 2006, the assets and liabilities of discontinued operations are comprised of the remaining assets and liabilities of the Rostone business. At December 31, 2005, the assets and liabilities of discontinued operations are comprised of the assets and liabilities of the Oneida business, the remaining Rostone assets and liabilities and the Company's land and building in Milwaukee, WI that was held for sale. Such assets and liabilities are as follows (in thousands):
                                                          At December 31,
                                                       2006            2005
                                                     --------        --------
     CURRENT ASSETS:
Cash and cash equivalents                            $      -        $    217
Receivables, net                                            -           3,236
Inventories, net                                            -           1,878
Other current assets                                        -             906
                                                     --------        --------
Total current assets                                 $      -        $  6,237
                                                     ========        ========
     CURRENT LIABILITIES:
Trade payables                                       $      -        $  1,964
Other current liabilities                                 300             677
                                                     --------        --------
Total current liabilities                            $    300        $  2,641
                                                     ========        ========
     OTHER ASSETS:
Property, plant and equipment, held for sale         $  2,056        $  6,050

                                                     ========        ========
     OTHER LIABILITIES:
Other liabilities                                    $    620        $    781
                                                     ========        ========




     Summarized results of discontinued operations for the years ended December 31, 2005, 2004 and 2003 follow (in thousands):

                                                2005       2005       2004
                                              --------   --------   --------
Net sales                                    $   3,163  $ 22,914    $ 30,334
Income (loss) before taxes                       3,354       260       1,114

     The income from discontinued operations in 2006 includes a gain on disposal of Oneida of $4.2 million and a loss from the sale of the Milwaukee, WI property of $0.6 million. The gain from discontinued operations in 2005 includes a gain on disposal of Rostone of $0.37 million. The gain from discontinued operations in 2004 includes a loss on disposal of our springs operation of $0.3 million.

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

     Excluding its subsidiary in Shanghai, China, Reunion Industries manufactures its products in the United States and sells its products in the
United States and in foreign countries.    During 2006, one pressure vessel
customer accounted for approximately 13.6% of consolidated sales. However, during 2005 and 2004, no one customer accounted for more than 10% of the net sales of Reunion. Of Reunion's $51.0 million, $42.5 million and $41.4 million of consolidated net sales from U.S continuing operations for 2006, 2005 and 2004, respectively, approximately $5.0 million, $8.8 million and $6.4 million, respectively, were export sales. Of these export sales, $2.8 million in 2006, $6.4 million in 2005 and $4.3 million in 2004 were to customers in the Far East (principally China and Taiwan) and $1.2 million in 2006, $1.0 in 2005 and $1.3 million in 2004 were to customers in Canada.

	Segment data, including earnings before interest, taxes, depreciation and amortization (EBITDA) (in thousands except for related notes):

                                                     Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
2006:
-----
  Operating Businesses:
Pressure vessels                $ 34,386   $  7,741   $    202   $ 18,429
Cylinders                         16,662        280        325      6,825
Grating				     8,442      1,412         55      4,565
                                --------   --------   --------   --------
  Subtotal                        59,490      9,433        582     29,819
Corporate and other                    -     (2,308)         2     12,543
Discontinued Operations                -          -         38      2,056
                                --------   --------   --------   --------
  Totals                        $ 59,490      7,125   $    622   $ 44,418
                                ========              ========   ========
Gain on extinguishment of debt                4,945
Depreciation                                   (703)
Interest expense                             (8,725)
                                           --------
  Loss from continuing operations
    before income taxes and minority
    interests                              $  2,642
                                           ========
2005:
-----
  Operating Businesses:
Pressure vessels                $ 22,894   $  3,640   $    298   $ 14,114
Cylinders                         19,611      1,532        144      7,082
Grating				     7,222        688         25      4,158
                                --------   --------   --------   --------
  Subtotal                        49,727      5,860        467     25,354
Corporate and other                    -     (2,104)         5     13,619
Discontinued Operations                -          -        113     12,287
                                --------   --------   --------   --------
  Totals                        $ 49,727      3,756   $    585   $ 51,260
                                ========              ========   ========
Gain on extinguishment of debt                3,450
Depreciation                                   (720)
Interest expense                             (8,906)
                                           --------
  Loss from continuing operations
    before income taxes and minority
    interests                              $ (2,420)
                                           ========
2004:
-----
  Operating Businesses:
Pressure vessels                $ 22,921   $  3,979   $    218   $ 15,403
Cylinders                         18,488        580        202      8,452
Grating				     9,306      1,274         70      4,013
                                --------   --------   --------   --------
  Subtotal                        50,715      5,833        490     27,868
Corporate and other (3)                -     (1,582)        56     14,601
Discontinued Operations                -          -        234     14,127
                                --------   --------   --------   --------
  Totals                        $ 50,715      4,251   $    780   $ 56,596
                                ========              ========   ========
Gain on extinguishment of debt                3,540
Depreciation                                 (  804)
Interest expense                             (7,933)
                                           --------
  Loss from continuing operations
    before income taxes and minority
    interests                              $   (946)
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

(2) Corporate and other assets at December 31, 2006, 2005 and 2004 includes $8.0 million of goodwill that relates to the Company's pressure vessel business. For evaluation purposes under SFAS No. 142, this goodwill is included in the carrying value of pressure vessels.

(3) Includes income totaling $0.6 million from reduction in environmental reserve.


NOTE 18:   QUARTERLY DATA (unaudited)

     Results by quarter for 2006 and 2005 follow:

                                              2006 Quarter Ended
                                       --------------------------------------
                                       March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 13,641  $ 14,800  $ 15,710  $ 15,339
Operating costs and expenses             11,447     9,310    14,036    13,330
                                       --------  --------  --------  --------
  Operating income                     $  2,194  $  5,490  $  1,674  $  2,009
                                       ========  ========  ========  ========
Income (loss) from continuing
  operations                           $    (41) $  3,324  $   (573) $   (677)
Income (loss) from discontinued
  operations                              4,480         -         -    (1,126)
                                       --------  --------  --------  --------
  Net income (loss)                    $  4,439  $  3,324  $   (573) $ (1,803)
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $  (0.00) $   0.20  $  (0.03) $  (0.04)
                                       ========  ========  ========  ========
Diluted                                $  (0.00) $   0.15  $  (0.03) $  (0.04)
                                       ========  ========  ========  ========
Significant item included in results
  of continuing operations which might
  affect comparability:
Gain on extinguishment of debt         $    925  $  4,020  $      -  $      -
                                       ========  ========  ========  ========


                                               2005 Quarter Ended
                                       --------------------------------------
                                       March 31   June 30   Sept 30   Dec 31
                                       --------  --------  --------  --------
Operating revenue                      $ 12,365  $ 14,163  $ 12,429  $ 10,770
Operating costs and expenses             12,172    12,163     8,404    10,502
                                       --------  --------  --------  --------
  Operating income                     $    193  $  2,000  $  4,025  $    268
                                       ========  ========  ========  ========
Income (loss) from continuing
  operations                           $ (1,999) $   (227) $  1,641  $ (2,095)
Income (loss) from discontinued
  operations                                293         -      (130)       97
                                       --------  --------  --------  --------
  Net income (loss)                    $ (1,706) $   (227) $  1,511  $ (1,998)
                                       ========  ========  ========  ========
  Income (loss) from continuing
    operations per common share:
Basic                                  $  (0.10) $   0.02  $   0.09  $  (0.12)
                                       ========  ========  ========  ========
Diluted                                $  (0.10) $   0.01  $   0.07  $  (0.12)
                                       ========  ========  ========  ========
Significant item included in results
  of continuing operations which might
  affect comparability:
Gain on extinguishment of debt         $      -  $      -  $  3,450  $      -
                                       ========  ========  ========  ========





                           REUNION INDUSTRIES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II
                            (dollars in thousands)

                                  Charged to
                      Beginning   Costs and                           Ending
Year ended:           Balance     Expenses     Other     Deductions   Balance
-----------           ---------   ----------  -------    ----------   -------
    December 31, 2006:
Allowance for doubtful
  accounts             $   211    $    64     $    -      $     92 (1) $   183
Inventory obsolescence
  reserve                  328         70          -            56 (2)     342
Deferred tax valuation
  allowance             27,747          -          -         1,552 (7)  26,195
Reserve for
  restructuring            307          -          -           307           -
Product warranty
  reserve                  133        100          -           111 (3)     122

    December 31, 2005:
Allowance for doubtful
  accounts             $   202    $    60     $  (40)(4)  $     11 (1) $   211
Inventory obsolescence
  reserve                  682         96       (362)(4)        88 (2)     328
Deferred tax valuation
  allowance             26,826        921          -                    27,747
Reserve for
  restructuring            240        206        192 (5)        125        307
Product warranty
  reserve                  100        168          -            135 (3)    133

    December 31, 2004:
Allowance for doubtful
  accounts             $   485    $   (36)    $ (151)(4)  $     96(1)  $   202
Inventory obsolescence
  reserve                  560        229         (7)(4)       100(2)      682
Deferred tax valuation
  allowance             44,620          -          -        17,794(6)   26,826
Reserve for
  restructuring            474          -          -           234         240
Product warranty
  reserve                  211         (2)         -           109(3)      100

_________________________
(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory written off.
(3)  Cost of claims.
(4) Reduction to beginning balance due to businesses classified as discontinued operations during the year.
(5)  Primarily a reclassification from trade payables.
(6)  Primarily related to reduction in expired net operating losses.
(7) Primarily related to usage of net operating losses in connection with gains on settlements of debt.

						- S-1 -




                                 EXHIBIT INDEX

3.1		Certificate of Incorporation of the Company.    Incorporated by
reference to Exhibit 3.1 to Registration Statement on Form S-4 filed on March 4, 1996 (File No. 33-64325).

3.2		Bylaws of the Company.  Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on March 4, 1996 (File
No. 33-64325).

3.3		Certificate of Amendment of Certificate of Incorporation of the
Company, dated December 17, 2004. (2)

3.4		Amendment to Bylaws (1)

4.1		Specimen Stock Certificate evidencing the Common Stock, par value
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

											Exhibit 3.4



                           REUNION INDUSTRIES, INC.
                              BY-LAW AMENDMENT


	In 2006, the Board of Directors of the Company amended Section 2.3 of the Bylaws to change the first sentence thereof to read in its entirety as follows:

	"Special meetings of stockholders may be called at any time by the President, or a majority of the Board of Directors, or the holder or holders of not less than 30% of all the shares of the capital stock of the Corporation outstanding and entitled to vote at the particular meeting."











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

                                                                  EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-37702) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 333-62074) pertaining to the 1998 Stock Option Plan, the Registration Statement (Form S-8 No. 33-77232) pertaining to the 1993 Stock Option Plan, the Registration Statement (Form S-3 No. 33-77566) pertaining to the registration of 248,500 shares of common stock, the Registration Statement (Form S-3 No. 333-37368) pertaining to the registration of 8,269,479 shares of common stock and the Registration Statement (Form S-3 No. 333-41842) pertaining to the registration of 3,245,515 shares of common stock of Reunion Industries, Inc. and Subsidiaries of our report dated March 17, 2006, with respect to the consolidated financial statements and schedule of Reunion Industries, Inc. and Subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2006.


                    /s/ Mahoney Cohen & Company, CPA, P.C.


New York, New York
April 2, 2007

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


Date:  April 2, 2007

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


Date:  April 2, 2007

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this annual report on Form 10-K of Reunion Industries, Inc. for the fiscal year ended December 31, 2006, I, Kimball J. Bradley, Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-K for the fiscal year ended December 31, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-K for the fiscal year ended December 31, 2006 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: April 2, 2007

/s/ Kimball J. Bradley
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this annual report on Form 10-K of Reunion Industries, Inc. for the fiscal year ended December 31, 2006, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-K for the fiscal year ended December 31, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-K for the fiscal year ended December 31, 2006 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: April 2, 2007

/s/ John M. Froehlich
---------------------------
Chief Financial Officer

