Form 10-K/A
period 2006-12-31
REUNION INDUSTRIES INC
filed 2007-04-30
CIK 1003429

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

DOCUMENTS INCORPORATED BY REFERENCE:  None



	Reunion Industries, Inc. ("Reunion Industries", "Reunion" or the "Company")is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007, to provide certain information previously omitted from such report. The following are the four items previously omitted:

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

The information required by such items is provided herein as follow:


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

	As of April 27, 2007, the following individuals were directors and/or named executive officers of the Company.

                         Principal Position with
Name                     Reunion Industries, Inc.    Age  Director Since
-----------------------  --------------------------  ---  --------------
Thomas N. Amonett(1)(2)  Director                     63       1992
Charles E. Bradley, Sr.  Director,                    77       1995
Kimball J. Bradley       Director, Chairman,CEO &
					     President 		41       2000
Thomas L. Cassidy(1)(2)  Director                     78       1995
David E. Jackson(1)(2)   Director                     48       2003
Joseph C. Lawyer         Director and Vice Chairman   61       2000
John G. Poole            Director                     64       1996
John M. Froehlich		 Executive Vice President,
				 Secretary & CFO		      64
Jack T. Croushore	       President, CP Industries
				 Division				62

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

						- 2 -

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

     DAVID E. JACKSON became a director of Reunion Industries on June 26, 2003. He currently manages Kodiak Metals, LLC, a hedge fund which invests in junior equities in the metals and mining industry. He has over fifteen years experience as a portfolio manager investing in distressed securities having worked as a portfolio manager with Avenue Capital Management, Oppenheimer & Co. Inc., EBF & Associates and Cargill, Inc.

     JOSEPH C. LAWYER became Vice Chairman of Reunion Industries effective May 1, 2000 and held that position until his retirement in 2006. He was President and Chief Operating Officer of Reunion Industries following the Chatwins Group merger and was President, Chief Executive Officer and a director of Chatwins Group from 1988 until the merger. Mr. Lawyer is a director of Respironics, Inc., a company engaged in design, manufacture and sale of home and hospital respiratory medical products.

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

     JOHN M. FROEHLICH has served as Executive Vice President and Chief Financial Officer of the Company since March 16, 200 and as its Secretary since June 12, 2002.

     JACK T. CROUSHORE has served as President of the Company's CP Industries division since 1988.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Reunion's directors and officers and persons who own beneficially more than 10% of the common stock of Reunion Industries to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock of Reunion Industries. Directors, officers and persons owning more than 10% of the common stock of Reunion Industries are required to furnish Reunion Industries with copies of all such reports. Based solely on Reunion's review of the copies of such forms it has received and representations from certain persons that they were not required to file reports on Form 5 during 2006, Reunion Industries believes that all its officers, directors and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2006, except that LC Capital Master Fund, Ltd. filed a Form 3 late and a Form 4 late for one transaction.


						- 3 -

Audit Committee

	The Audit Committee of the Board of Directors, comprised of Messrs. Amonett, Cassidy and Jackson (chairman), assists the board in assuring that the accounting and reporting practices of the Company are in accordance with all applicable requirements. Each member of the Audit Committee meets the independence and financial experience requirements under the listing standards of the American Stock Exchange (AMEX). In addition, the Board has determined that Mr. Jackson is an "Audit Committee financial expert" as defined by rules of the Securities and Exchange Commission (SEC). Mr. Jackson's business experience is described above. The Audit Committee reviews with the auditors the scope of the proposed audit work and meets with the auditors to discuss matters relating to the audit and any other matter which the committee or the auditors may wish to discuss. In addition, the Audit Committee recommends the appointment of auditors to the board of directors each year and would recommend the appointment of new auditors if future circumstances were to indicate that such action is desirable.

Code of Ethics

	In 2004, the Board of Directors adopted a Code of Business Ethics and Conduct that applies to the Company's executive officers as well as all other employees of the Company. Accountability for adherence to the Code primarily rests with the Audit Committee. Reunion Industries will furnish without charge a copy of its Code of Business Ethics upon written request. Written requests may be directed to Reunion Industries, Inc., attn: Investor Relations, 11 Stanwix Street, Suite 1400, Pittsburgh, PA 15222.

ITEM 11. EXECUTIVE COMPENSATION

     The following table provides information concerning the compensation of the Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO) and the three other most highly compensated employees during the 2006 year.

Name and Position as                         Option     All Other
of December 31,2006    Salary     Bonus    Awards(1)   Compensation    Total
--------------------   ------     -----    ---------   ------------    ------
Kimball J. Bradley
  Chairman, CEO and
  President           $391,528  $    -0-   $ 15,049    $ 30,499(2)   $437,076

John M. Froehlich
  Executive VP of
  Finance and CFO     $219,064  $    -0-   $  5,098    $ 11,275(3)   $235,437

Jack T. Croushore
  President,
  CPI Division        $209,000  $100,000   $  5,098    $  7,575(4)   $321,672

Thomas J. Vogel
  Vice President	    $112,205  $    -0-   $    357    $    900(5)   $113,462

Roger L. Seese
  Vice President
  CPI Division	    $102,588  $    -0-   $    510    $    900(5)   $103,998

(1) Represents the dollar amount of stock option awards recognized for each named individual as compensation costs for financial reporting purposes in accordance with FAS 123R for the year 2006.

(2) Includes payments of life insurance premiums of $19,717, car allowances of $9,882 and healthcare benefit credits of $900.

(3) Includes payments of life insurance premiums of $10,375 and healthcare benefit credits of $900.

(4) Includes payments of life insurance premiums of $675, car allowance of $6,000 and healthcare benefit credits of $900.

(5)  Represents healthcare benefit credits.
						- 4 -
Option Grants

     During the year ended December 31, 2006, the Company granted no stock options to any executive officer or to any of the employees named above. The following table shows all outstanding stock options to acquire Reunion
Industries common stock granted to executive officers and the above named individuals as of December 31, 2006:
                 	   Number of Shares
    	      	      Underlying
			 Unexercised Options	    Exercise     Non-Vested Options
			 -------------------	---------------- ------------------
					  Non			 Expiration		   Market
Name		    Exercisable Exercisable   Price    Date     Number   Value
--------------  ----------  ----------    ------  --------  -------  --------
Kimball J Bradley  100,000	  		$0.275   6/26/08
			 300,000			$0.352  12/01/08
			 200,000    100,000	$0.200   6/21/10	 100,000 $ 39,000
John M Froehlich    66,667     33,333     $0.180   6/21/15    33,333 $ 13,000
Jack T. Croushore   50,000                $0.250   6/26/13
			  66,667     33,333     $0.180   6/21/15    33,333 $ 13,000
Thomas J. Vogel      4,670      2,330     $0.180   6/21/15     2,330 $    909
Roger L. Seese       6,667      3,333     $0.18    6/21/15     3,333 $  1,300

Note: Options granted to Kimball J. Bradley have an exercise price equal to 110% of the fair market value of Reunion Industries' common stock on the grant date. The remaining options have an exercise price of 100% of the fair market value on the grant date. All non-vested options shown above have a vesting date of June 21, 2007. Reunion Industries has not issued any stock appreciation rights.

Option Exercises and Year-End Values

     There were no options exercised in the year ended December 31, 2006.

Other Compensation Plans

	The Company has no long-term incentive plan, has no defined benefit plan applicable to any of its executive officers and has no other nonqualified defined contribution or deferred compensation plans.

Compensation of Directors

     The following table provides information concerning the compensation of the Company's non-employee Directors for 2006. Directors who are employees of the Company receive no compensation for their services as Directors or as members of Board committees.
					 Fees
					Paid in	  All Other
Name				 	 Cash		Compensation	  Total
----------------------	    ---------	------------	--------
Thomas N. Amonett (1)       $ 21,500	 $       -		$ 21,500
Charles E. Bradley, Sr.	    $ 20,000	 $  63,333  	$ 83,333
Thomas A. Cassidy	(1)	    $ 21,000	 $       -		$ 21,000
David E. Jackson	(1)	    $ 21,500	 $       -		$ 21,500
Joseph C. Lawyer		    $ 20,000	 $  37,500		$ 57,500
John G. Poole		    $ 20,000	 $  42,000		$ 62,000

(1) Member of both the Audit Committee and the Compensation Committee.

     Non-employee Directors receive annual retainers of $18,000 for service on the board and $500 for each board or committee meeting attended. Directors are reimbursed for the actual cost of any travel expenses incurred. During 2006, in addition to their director's fees, Mr. Bradley, Mr. Lawyer and Mr. Poole received other compensation of $63,333, $37,500 and $42,000, respectively, for consulting services.

     Non-employee directors of Reunion Industries are eligible for awards under the 1998 and 2004 Stock Option Plans. During the year ended December 31, 2006, no options were granted.

						- 5 -

Compensation Committee Report

	The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section, included below, with management. Based on this review and discussion, the Compensation Committee has recommended to the Board that the section be included in the Company's filing on this Form 10-K/A.

Members of the Compensation Committee
Thomas N. Amonett, Chairman
Thomas L. Cassidy,
David E. Jackson


Compensation Discussion and Analysis

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

	Each year the Compensation Committee reviews the compensation levels of the Company's executive officers and other key employees as deemed appropriate by the committee with the objective of maximizing shareholder value by retaining and rewarding qualified and competent individuals to run the business. The CEO operates under an employment agreement that renews annually at a 5% increase in salary, provides for bonus payments based on discretionary considerations and calculations by the Compensation Committee and contains termination benefits under certain circumstances. Such termination benefits are provided (i) in order to maintain a continuity of management in the event of termination in connection with a change in control of the Company or termination without cause and (ii) in order to compensate the executive in the event of termination for illness or death. Due to the financial difficulties that the Company has experienced, the reviews of compensation levels for executive officers of the Company are based mainly on factors that are more focused toward qualitative and not quantitative results. While quantitative measures based on Company performance compared to plan and prior year results are considered, qualitative factors, such as relationships with independent sources in the financial arena, knowledge and experience in the acquisition and divestiture of companies and debt restructurings, management and leadership skills and overall technical expertise, form a significant part of the determination of executive compensation. Such determination of compensation levels also take into consideration the lack of any pension/retirement plan for executive officers. Due to the existing financial difficulties and lack of liquidity, the Compensation Committee generally utilizes the Company's stock option plans to maintain employees while creating performance incentives for them and/or to reward individuals for specific achievements.

     Reviews of compensation levels for the above named non-executive officers are performed by the CEO and are based on similar qualitative factors but are focused more to the quantitative factors such as divisional operating results compared to plan and prior years' performance. Stock option and bonus awards are reviewed by the Compensation Committee.


Compensation Committee Interlocks and Insider Participation

     Messrs. Amonett, Cassidy and Jackson are members of the Board's Compensation Committee. Mr. Amonett served as Reunion Industries' President and Chief Executive Officer from July 1, 1992 until October 26, 1995. He also served as the President of Reunion Energy Company, then a wholly-owned subsidiary of Reunion Industries in the oil and gas operating business, from July 1, 1992 until May 24, 1996.

						- 6 -
Potential Payments upon Termination of Employment

	Under the terms of the Employment Agreement between the Company and Kimball J. Bradley, the Company is obligated to make certain payments and to provide certain benefits to him upon the termination of his employment for certain reasons. If his employment is terminated by reason of his becoming disabled, the Company would be obligated to continue to pay him his base salary (currently $406,028), for one year after termination. If Mr. Bradley's employment is terminated by his death, the Company would be obligated to pay his estate his base salary for two years. If his employment is terminated without cause, if he resigns for "good reason" or if his employment is terminated in connection with a change of control of the Company, the Company would be obligated to pay him any unpaid bonus earned by him, continue to pay him his base salary for 1.5 years after termination (subject to reduction by the amount of any other salary earned by him during such period), continue to include him in the Company's group health and life insurance programs for such period and continue to pay the premiums on a $1,000,000 life insurance policy for him for such period. If his employment is terminated for cause or by his resignation (other than for "good reason"), the Company would have no post-termination obligations to him.

     Upon termination of Mr. Bradley's employment, he will continue to be bound by obligations of confidentially (indefinitely), non-solicitation of employees and customers of the Company (three years) and non-competition with the Company's business (three years). If he were to breach these obligations, the Company's post-termination obligations to him would cease.

     Any post-termination salary continuation for Mr. Bradley would be paid in equal installments on the Company's regular payroll dates during the continuation period. The estimated annual costs of the benefits that would be provided to him post-termination would be $10,000 for group health and life insurance and $20,000 for an individual life insurance policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT


Equity Compensation Plan Information

     The following table summarizes information with respect to options and warrants under Reunion's equity compensation plans on December 31, 2006:

                                                  Equity Compensation Plans
                                                 ---------------------------
                                                 Approved by    Not Approved
                                                    Security     by Security
                                                     Holders         Holders
                                                 ------------   ------------
Number of common stock shares to be issued
  Upon exercise of outstanding options and
  warrants					                1,444,000      4,173,488
                                                    =========      =========
Weighted-average exercise price per share
  of outstanding options and warrants                   $0.25          $0.07
                                                    =========      =========
Number of common stock shares remaining available
  for future issuance under equity
  compensation plans (excluding outstanding
  options)                                            280,600              -
                                                    =========      =========

Note: Data above in the column for plans not approved by security holders reflect warrants issued to various lenders in connection with their loans to the Company.

     Reunion Industries had 17,419,019 shares of common stock outstanding as of April 22, 2007. The following table sets forth information regarding the beneficial ownership of our common stock by (i) each stockholder known to us

						- 7 -

to own 5% or more of our common stock, (ii) each director of Reunion, (iii) each of the chief executive officer and the other named executives, and (iv) all current directors and executive officers as a group. Except as set forth in the footnotes to the following table, each stockholder has sole dispositive and voting power with respect to the shares of our common stock shown as owned by such stockholder.
                                                                % of
                                                             Outstanding
Beneficial Owner and Address             Shares Owned           Shares
--------------------------------  -------------------------  -----------
Kimball J. Bradley                6,829,802 (1)                 37.7%
  c/o Reunion Industries, Inc.
  11 Stanwix Street, suite 1400
  Pittsburgh, PA 15222
The Charles E. Bradley, Sr.
Family Limited Partnership        4,310,813 (2)                 24.7%
  c/o Stanwich Consulting Corp.
  62 Southfield Ave.
  One Stamford Landing
  Stamford, CT 06902
Stanwich Financial Services Corp. 1,651,697 (3)                  9.5%
  c/o Melissa Neier, Esq.
  Ivey, Barnum & O'Mara
  170 Mason Street
  Greenwich, CT  06830
The John Grier Poole Family
Limited Partnership               1,499,747 (2)(4)               8.6%
  One Rye Road
  Portchester, NY  10573
Amanda Poole, David Poole and
Jesse Poole                       1,499,747 (4)                  8.6%
  c/o John G. Poole
  One Rye Road
  Portchester, NY  10573
LC  Capital Master Fund, Ltd.     1,919,055 (5)                 10.0%
  c/o Lampe Conway 7 Co., LLC
  730 Fifth Avenue
  New York, NY 10019
John G. Poole                       839,428 (6)                  4.8%
Charles E. Bradley, Sr.             545,477 (7)(8)(9)            3.1%
Joseph C. Lawyer                    712,131 (10)                 4.1%
Thomas N. Amonett                    88,000 (11)                <1.0%
Thomas L. Cassidy                   100,167 (12)                <1.0%
David E. Jackson                     45,464 (13)                <1.0%
John M. Froehlich                   178,959 (14)                 1.0%
Jack T. Croushore                   345,188 (15)                 2.0%

All Officers and Directors as
  a group (9 individuals)         9,684,616 (16)                51.7%


(1) Includes (a) 4,310,813 shares owned by The Charles E. Bradley, Sr. Family Limited Partnership (the "Bradley Partnership") of which Kimball J. Bradley is general partner and in which he holds a 14.17% interest and (b) 700,000 shares subject to options exercisable currently or within 60 days.

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

						- 8 -
(4) These shares are owned by the John Grier Poole Family Limited Partnership. Amanda Poole, David Poole and Jesse Poole are co-general partners (and limited partners) of such partnership. As such, they share voting and dispositive powers as to such shares with each other and with such partnership.

(5)   Includes 1,826,055 shares subject to currently exercisable warrants.

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

(9) Includes 100,000 shares owned by Hanna Investment Corporation, with which Mr. Bradley, Sr. shares voting and dispositive power and which have been pledged to secure certain obligations of a former affiliate of his. Mr. Bradley, Sr. is the controlling stockholder of the parent company of Hanna Investment Corporation and may be deemed to be the beneficial owner of these shares. Also includes 200,000 shares subject to options exercisable currently or within 60 days.

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

(14) Includes 4,951 currently exercisable warrants and 100,000 shares subject to options exercisable currently or within 60 days.

(15) Includes 150,000 shares subject to options exercisable currently or within 60 days.

(16) Includes 120,590 currently exercisable warrants and 1,200,000 shares subject to options exercisable currently or within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions and Balances

Mr. K. Bradley Guarantee Fees

     To facilitate obtaining new financing with two private investment funds and the closing of the refinancing of the Company's bank debt with Wachovia in December 2003, Mr. K. Bradley provided personal guarantees totaling $9.2 million, including guarantees of two notes payable totaling $7.7 million and $1.5 of the revolving credit portion of the new Wachovia facilities. In exchange for his guarantees, the Board of Directors approved 2% per annum guarantee fees to be paid to Mr. K. Bradley during the time period such guarantees are in place. During the 2006 year, the Company expensed, but has not paid, $145,000 of such guarantee fees.
						- 9 -
Procedures for Transactions with Related Persons

     The Company has no written policies or procedures concerning the review, approval or ratification of transactions with related persons. The Company's practice is to submit any such proposed transaction to the Board for approval by the directors who have no direct or indirect personal interest in the transaction.

Director Independence

     The following persons are directors of the Company, and those after whose names an asterisk appears are "independent" under the listing standards of the AMEX.

		Thomas N. Amonett*
		Charles E. Bradley, Sr.
		Kimball J. Bradley
		Thomas A. Cassidy*
		David E. Jackson*
		Joseph C. Lawyer
		John G. Poole*

Messrs. Amonett, Cassidy and Jackson are member of the Audit Committee and Compensation Committee of the Board. Each is "independent" under the listing standards of the AMEX applicable to such Committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Mahoney Cohen & Company, CPA, P.C. has been the Company's independent registered public accounting firm for more than two years. Fees paid by the Company for professional services rendered by Mahoney Cohen & Company, CPA, P.C. for the years ended December 31, 2006 and 2005 totaled $180,500 and $194,000, respectively. Such fees related solely to audit fees for professional services rendered for the audit of Reunion Industries' consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

	All services provided by Mahoney Cohen & Company, CPA, P.C. are subject to pre-approval by the Audit Committee. The Audit Committee may authorize the Committee chairman to approve services in the event there is a need for such approval prior to the next full Audit Committee meeting. However, the Audit Committee must review such approval at its next scheduled meeting. The Audit Committee gives due consideration to whether approval of any proposed service will have a detrimental impact on the auditor's independence. All services provided by Mahoney Cohen and Company, CPA, P.C. were approved by the Audit Committee.

						- 10 -





                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2007                 REUNION INDUSTRIES, INC.
      --------------
                                     By: /s/ Kimball J. Bradley
                                         ----------------------------
                                             Kimball J. Bradley
                                     Chairman and Chief Executive Officer

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


	   - 11 -