Form 10-Q
period 2007-03-31
REUNION INDUSTRIES INC
filed 2007-05-15
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
                               ------------------

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

At May 10, 2007, 17,419,019 shares of common stock, par value $.01 per share, were outstanding.

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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
            March 31, 2007 (unaudited) and December 31, 2006              4

          Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the three months
            ended March 31, 2007 and 2006 (unaudited)                     5

          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2007 and 2006 (unaudited)        7

          Notes to Condensed Consolidated Financial Statements            8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       16

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   20

          Item 4T. Controls and Procedures                               21


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     21

	    Item 1A. Risk Factors							 21

	    Item 3.  Defaults Upon Senior Securities			       21

	    Item 6.  Exhibits 				                         22


SIGNATURES                                                               23

CERTIFICATIONS                                                           24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AT MARCH 31, 2007 AND DECEMBER 31, 2006
                                (in thousands)

                                              At March 31,     At December 31,
                                                     2007                2006
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,538            $  1,571
Receivables (net of allowance of
  $202 and $173, respectively)                      4,215               4,631
Inventories, net                                    2,625               2,918
Other current assets                                  575                 921
Current assets of discontinued operations          15,507              13,551
                                                 --------            --------
     Total current assets                          24,460              23,592

Property, plant and equipment, net                  1,051               1,047
Property, plant and equipment, held for sale        5,413               5,485
Due from related parties                              945                 963
Goodwill, net                                       1,491               1,491
Other assets, net                                   2,351               2,337
Non-current assets of discontinued operations	    9,503               9,503
                                                 --------            --------
Total assets                                     $ 45,214            $ 44,418
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Debt in default                                  $ 38,404            $ 39,957
Trade payables                                      1,929               1,932
Accrued interest                                   12,131              11,113
Due to related parties                                413                 365
Other current liabilities                           3,889               4,064
Notes payable							882		        882
Notes payable - related parties                       500                 500
Current liabilities of discontinued operations      6,496               4,079
                                                 --------            --------
     Total current liabilities                     64,644              62,892

Other liabilities                                     785                 784
Non-current liabilities of discontinued
    Operations                                      3,338               3,273
                                                 --------            --------
     Total liabilities                             68,767              66,949

Minority interests                                    257                 498

Commitments and contingent liabilities                  -                   -

Stockholders' deficit                             (23,810)            (23,029)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 45,214            $ 44,418
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
             (in thousands, except per share information)(unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                          2007       2006
                                                       --------   --------

Sales                                                  $  5,611   $  5,870
Cost of sales                                             4,536      4,574
                                                       --------   --------
  Gross profit                                            1,075      1,296
Selling, general & administrative                         1,228      1,334
Gain on debt extinguishment                                   -       (925)
Other income, net                                             1          5
                                                       --------   --------
  Operating profit                                         (154)       882
Interest expense, net                                     1,772      2,160
                                                       --------   --------
Loss from continuing
  operations before income taxes
  and minority interests                                 (1,926)    (1,278)

Provision for income taxes                                   20         14
                                                       --------   --------
Loss from continuing
  operations before minority
  interests                                              (1,946)    (1,292)

Less: Minority interests                                     84         59
                                                       --------   --------
Loss from continuing
  operations                                             (2,030)    (1,351)

  Discontinued operations, net of tax:
Income from discontinued pressure vessel
  operations, net of tax of $-0-				    1,236      1,310
Gain on disposal of discontinued plastics operations,
  net of tax of $-0-                                          -      4,319
Income from discontinued plastics operations,
  net of tax of $-0-                                          -        161
                                                       --------   --------

Net and comprehensive income (loss)                    $   (794)  $  4,439
                                                       ========   ========
Earnings (loss) applicable to common
  stockholders                                         $   (794)  $  4,439
                                                       ========   ========

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
             (in thousands, except per share information)(unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                          2007       2006
                                                       --------   --------
  Basic earnings (loss) per share:
Continuing operations                                  $  (0.12)  $  (0.08)
Discontinued operations                                    0.07       0.35
                                                       --------   --------
Income (loss) per share - basic                        $  (0.05)  $   0.27
                                                       ========   ========
Weighted average shares
  outstanding - basic                                    17,419     16,657
                                                       ========   ========
  Diluted income (loss) per share:
Continuing operations                                  $  (0.12)  $  (0.08)
Discontinued operations                                    0.07       0.35
                                                       --------   --------
Income (loss) per share - diluted                      $  (0.05)  $   0.27
                                                       ========   ========
Weighted average shares
  outstanding - diluted                                  17,419     16,657
                                                       ========   ========
    See accompanying notes to condensed consolidated financial statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                (in thousands)
                                 (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           2007        2006
                                                         --------    --------
Cash provided by(used in) operating activities           $  1,791    $ (1,679)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (111)        (94)
Proceeds from asset sales                                       -      11,273
                                                         --------    --------
Cash provided by(used in) investing activities               (111)     11,179
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                    (1,553)     (6,064)
Repayments of debt                                              -      (3,487)
                                                         --------    --------
Cash used in financing activities                          (1,553)     (9,551)
                                                         --------    --------

Net increase(decrease) in cash and cash equivalents           127         (51)
Less: Change in cash of discontinued operations              (160)          -
Cash and cash equivalents, beginning of period              1,571       1,923
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,538    $  1,872
                                                         ========    ========

Interest paid                                            $    688    $    803
                                                         ========    ========

     Non-cash financing activities:
Debt extinguishment, including accrued interest          $      -    $    925
                                                         ========    ========
Distribution declared to minority interest               $    325    $    326
                                                         ========    ========

    See accompanying notes to condensed consolidated financial statements.

                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2007


NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2006 ("Form 10-K").

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2007, the Company had a deficiency in working capital of $40.2 million, a loss from continuing operations of $2.0 million and a deficiency in assets of $23.8 million. Additionally, at March 31,2007, the Company was in default on substantially all of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Over the past several years, the Company has taken steps to improve its liquidity and defer the principal maturities of a significant portion of its debt. During 2006, the Company sold the remaining portion of its plastics segment and recognized a gain of $4.3 million on this sale. Additionally, during 2006, the Company effected a settlement with the holder of a $1.017 million note payable from the Company wherein the Company recognized a gain from this debt settlement of $925,000. The Company is investigating other restructuring or recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. (See NOTE 2:
RECENT DEVELOPMENTS - Restructuring Plan.) No assurances exist that the Company will be successful in these efforts and failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

Foreign Currency Translation

	The financial statements of the Company's 65% owned joint venture in China are measured using the local currency as the functional currency. Assets and liabilities of this entity are translated into U.S. dollars at the exchange rate in effect at the end of each reporting period. Income and expense items are translated into U.S. dollars at the weighted average exchange rates for the period. Due to the minimal movement in the rate of exchange for such functional currency, there was no significant translation adjustment in the period.

Recent Accounting Pronouncements

	In September 2006 the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of SFAS 157 is not expected to materially affect the Company's financial position or results of operations.

	In February 2007 the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact adoption may have on the financial statements.

NOTE 2:  RECENT DEVELOPMENTS

13% Senior Notes

     The Company's tender offer for its Senior Notes was not accepted by a holder of approximately 72% of the outstanding Senior Notes. As a result, the tender offer was terminated and withdrawn on January 10, 2007. The 13% restructured Senior Notes and accumulated interest, which totaled $30.8 million at December 31, 2006, became due and payable on January 3, 2007. The Company did not make such payment and thus continued to be in default under the Indenture under which the Senior Notes were issued. However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia Bank, the holders of the Senior Notes and certain other lenders, the Senior Note holders cannot commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of its demand for payment. On February 2, 2007, Wachovia received written notice of such demand for payment. As of March 31, 2007, the total amount due and payable on the 13% Senior Notes, including accumulated interest, was $34.0 million.

Wachovia Loan Agreement

     On January 22, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from January 22, 2007 until April 23, 2007. On April 23, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from April 23, 2007 until June 15, 2007.

Restructuring Plan

	In late January 2007, management decided that it would actively market its pressure vessel business and, as a result, has presented the assets, liabilities and operations of the pressure vessel business as a discontinued operation. (See NOTE 9.) The Company intends to provide liquidity to pay off all, or the majority, of its debt either through the sale of this pressure vessel business or a recapitalization. As of this date, a number of either recapitalization scenarios or indications of value for this business have been received and one potential buyer is actively involved with the Company in investigating the possible acquisition of this business.

NOTE 3:  DEBT

       At March 31, 2007 and December 31, 2006, the Company was in default on its Wachovia bank financing (including the junior participation portion thereof), its note payable to a private capital fund and its 13% senior notes.

Debt in default consists of the following (in thousands):
                                              At March 31,        December 31,
                                                     2007                2006
                                          ---------------      --------------
                                              (unaudited)

Wachovia revolving credit facility               $  6,791            $  8,334
Junior participation portion of the
  revolving credit facility 			          6,100               6,100
Note payable due December 5, 2006                   3,500               3,500
13% senior notes                                   22,013              22,013
								 --------             -------
  Total debt in default					 $ 38,404            $ 39,947
                                                 ========            ========

Long-term debt consists of the following (in thousands):

Note payable due June 1, 2007                    $    882            $    882
Note payable - related party                          500                 500
                                                 --------            --------
  Total long-term debt                              1,382               1,382
Classified as current                              (1,382)             (1,382)
                                                 --------            --------
  Long-term debt                                 $      -            $      -
                                                 ========            ========

NOTE 4:  INVENTORIES

Inventories are comprised of the following (in thousands):
                                              At March 31,     At December 31,
                                                     2007                2006
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $   564             $    766
Work-in-process                                      615                  337
Finished goods                                     1,446                1,815
                                                 --------            --------
  Inventories                                    $ 2,625             $  2,918
                                                 ========            ========

	Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. The above amounts are net of inventory reserves of $144 and $153 at March 31, 2007 and December 31, 2006, respectively.

NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the three month period ended March 31, 2007 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2007         $174  $28,127  $(48,743) $ (2,587)  $(23,029)
  Activity (unaudited):
Net loss                      -        -      (794)         -      (794)
Stock based compensation              13                             13
                           ----  -------  --------  --------   --------
At March 31, 2007          $174  $28,140  $(49,537) $ (2,587)  $(23,810)
                           ====  =======  ========  ========   ========

     The computations of basic and diluted earnings (loss) per common share, EPS (LPS), for the three month periods ended March 31, 2007 and 2006 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Three months ended March 31, 2007:
Loss applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $   (794)   17,419  $ (0.05)

Dilutive effect of stock options and warrants                  -        -
                                               --------  --------  -------
Loss applicable to common stockholders,
  shares outstanding and diluted LPS           $   (794)   17,419  $ (0.05)
                                               ========  ========  =======

     Three months ended March 31, 2006:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  4,439   16,657  $  0.27

Dilutive effect of stock options and warrants                  -        -
                                               --------  --------  ------
Income applicable to common stockholders,
  shares outstanding and diluted LPS           $  4,439   16,657  $  0.27
                                               ========  ========  =======

     At March 31, 2007 and 2006, the Company's stock options outstanding totaled 1,444,000 and 1,370,000, respectively. At March 31, 2007 and 2006, outstanding warrants to purchase the Company's common stock totaled 4,173,489 and 4,935,989, respectively. Because the Company had a loss from continuing operations for the three month periods ended March 31, 2007 and 2006, inclusion of options and warrants has an anti-dilutive effect on LPS.

NOTE 6:  STOCK BASED COMPENSATION ARRANGEMENTS

	The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

	At March 31, 2007, the Company had two stock option plans, stockholder approved, that permit the grants of share options and shares to its key employees, directors and consultants. As of March 31, 2007, 280,600 options remain available for grant under these plans, 1,444,000 options have been granted and 299,333 of the granted options are unvested. The Company believes that such awards better align the interests of its key employees, directors and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the market value of the Company's stock on the date of grant, generally vest over a two to three year period and have exercise terms ranging from five to ten years.

     There were no stock options granted during the first quarter of 2007 The Company recognized approximately $13,000 and $0 for the three months ended March 31, 2007 and 2006, respectively, of non-cash compensation expense for the fair value of options granted to employees in prior years for the adoption of SFAS 123R.

NOTE 7:  COMMITMENTS AND CONTINGENT LIABILITIES


     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. There has been no major changes in such lawsuits since the Company's Annual Report filing on Form 10-K.

Asbestos (ORC)

     Since the end of 2006, there has been no change in the number of open claims as no new claims have been filed and no settlements or dismissals have occurred. All actions in which the Company has been named have been tendered to and accepted by Rockwell Automation and the Company has incurred no costs in these matters.

Asbestos (Alliance)

     Since the end of 2006, 109 new cases have been opened, 128 cases have been dismissed and 47 cases have been settled for a net reduction of 66 cases during the first quarter. The gross cost of the 47 case settlements was $48,000 and the gross amount of legal fees and costs incurred during the first quarter were $212,000. The Company's insurance carriers cover the significant majority of these costs and the Company's total share of these settlement and other costs in the first quarter was $37,000.

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve for the three-month periods ended March 31, 2007 and 2006 follows (in 000's):

                                                         March 31,
     Description                                     2007        2006
     ------------------------------------------    --------    --------
       Beginning balance                           $    122    $    133
     Add: Provision for estimated future claims          20          30
     Deduct: Cost of claims                             (14)        (30)
                                                   --------    --------
       Ending balance                              $    128    $    133
                                                   ========    ========

NOTE 8:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending    Assets
                               ---------  ---------  ---------  ---------
Three months ended and
  at March 31, 2007:
--------------------------------                                 At 3/31
  Metals:                                                        --------
Cylinders                       $  3,905   $     98   $     48   $  6,909
Grating                            1,706        262          9      3,993
                                --------   --------   --------   --------
  Subtotal                         5,611        360         57     10,902

Corporate and other                    -       (461)         -      3,889
Discontinued operations                -          -         54     30,423
                                --------   --------   --------   --------
  Totals                        $  5,611       (101)  $    111   $ 45,214
                                ========              ========   ========
Depreciation                                    (53)
Interest expense, net                        (1,772)
                                           --------
  Loss from continuing operations
    before income taxes and
    minority interests                     $ (1,926)
                                           ========

                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending    Assets
                               ---------  ---------  ---------  ---------
Three months ended March 31, 2006
  and at December 31, 2006:
--------------------------------                                 At 12/31
  Metals:                                                        --------
Cylinders                       $  4,675   $    426   $     26   $  6,825
Grating                            1,195        188         19      4,565
                                --------   --------   --------   --------
  Subtotal                         5,870        614         45     11,390

Corporate and other                    -       (613)         1      4,489
Discontinued operations                -          -         48     28,539
                                --------   --------   --------   --------
  Totals                        $  5,870          1   $     94   $ 44,418
                                ========              ========   ========
Gain on extinguishment of debt                  925
Depreciation                                    (44)
Interest expense, net                        (2,160)
                                           --------
  Loss from continuing operations
    before income taxes and
    minority interests                     $ (1,278)
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

NOTE 9:   DISCONTINUED OPERATIONS

	At March 31, 2007 and December 31, 2006, the assets and liabilities of discontinued operations are comprised primarily of the assets and liabilities of the pressure vessel business plus the remaining assets and liabilities of the Rostone business. Such assets and liabilities are as follows (in thousands):

								March 31     December 31
							        2007          2006
                                               ---------     -----------
     CURRENT ASSETS:
Cash and cash equivalents			     $    164	 $      4
Receivables, net						  3,610	    4,610
Inventories, net						  7,495	    8,398
Other current assets                	        4,238	      539
								-------	  -------
Total current assets				     $ 15,507      $ 13,551
                                         	     ========	 ========
     CURRENT LIABILITIES:
Trade payables                         	     $  1,380      $  1,125
Other current liabilities			        5,116	    2,954
								-------	  -------
Total current liabilities			     $  6,496	 $  4,079
                                               ========      ========
     OTHER ASSETS:
Property, plant and equipment, held
	for sale   				 	     $  5,413 	 $  5,485
Goodwill							  9,503	    9,503
							     --------      --------
Total other assets				     $ 14,916      $ 14,988
                                        	     ========      ========
     OTHER LIABILITIES:
Pension and other post retirement
	benefit liabilities  			     $  3,338      $  3,272
                                               ========      ========

	Results of discontinued operations for the first quarter of 2007 relate solely to the pressure vessel business while the results of discontinued operations for the first quarter of 2006 relate both to the pressure vessel business and Oneida. A summarization of such results is as follows (in thousands):

3-months ended March 31, 2007        3-months ended March 31, 2006
---------------------------------    ---------------------------------
Net sales                 $ 9,114    Net sales                $ 10,934
Income before taxes         1,146    Income before taxes         1,471

NOTE 10:  COMPONENTS OF BENEFIT COSTS

     The following tables present the components of net periodic benefit costs for the discontinued pressure vessel pension and other postretirement plans and for the Corporate Executive Payroll other postretirement plans for the three month periods ended March 31, 2007 and 2006 (000's)(unaudited):
                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                        March 31,               March 31,
                                   ------------------      ------------------
                                    2007        2006        2007        2006
                                   ------      ------      ------       -----
Benefits earned during the period  $   32      $   53      $   22      $   28
Interest cost                          63          60          30          29
  Amortization of:
Prior service cost                      4           4           -           -
Unrecognized net loss (gain)            8           8          11          18
Unrecognized net obligation             -           -          12          12
Expected return on plan assets        (82)        (72)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   25      $   53      $   75      $   87
                                   ======      ======      ======      ======

     The Company expects to contribute $540,000 to the Metals pension plan in May 2007.

     The following tables present the components of net periodic benefit costs for the discontinued plastics operation pension and other postretirement plans for the three month periods ended March 31, 2007 and 2006 (000's)(unaudited):
                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                        March 31,               March 31,
                                   ------------------      ------------------
                                    2007        2006        2007        2006
                                   ------      ------      ------      ------
Benefits earned during the period  $    -      $    -      $    -      $    -
Interest cost                          57          55           7           8
  Amortization of:
Unrecognized net loss (gain)           21          17           -           -
Expected return on plan assets        (70)        (65)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $    8      $    7      $    7      $    8
                                   ======      ======      ======      ======

     The Company expects that it will contribute $101,000 to the discontinued plastics operation pension plan in 2007.


NOTE 11:  INCOME TAXES

	The Company currently files an income tax return in the U.S. federal jurisdiction as well as in Pennsylvania, Illinois and Indiana. Tax returns for the years 2004 through 2006 remain open for examination in various tax jurisdictions in which it operates or operated.

	The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at March 31, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2007, no interest related to uncertain tax positions had been accrued.

PART I.   FINANCIAL INFORMATION


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

	The following discussion and analysis is provided to assist readers in understanding financial performance during the periods presented and significant trends which may impact future performance. It should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q and in conjunction with our annual report on Form 10-K for the year ended December 31, 2006.

GENERAL

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as hydraulic and pneumatic cylinders and metal bar grating. Prior to 2007, the Company's continuing operations' products also included large-diameter seamless pressure vessels. Such pressure vessel business was reclassified to discontinued operations effective January 1, 2007. (See NOTE 2: Recent Events ? Restructuring Plan.)


RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to
  Three Months Ended March 31, 2006

     Net sales and gross margin percentages for the operating segments for the three months ended 2007 and 2006 are as follows.

                       Net Sales      	  Gross Margin
                 -------------------- 	 --------------
                    2007       2006   	  2007    2006
                 ---------  ---------      -----   -----
Cylinders        $   3,905  $   4,675  	 14.9%   20.0%
Grating              1,706      1,195  	 29.0%   30.3%
                 ---------  ---------     ------  ------
  Totals         $   5,611  $   5,870  	 19.2%   22.1%
                 =========  =========     ======  ======

     Net sales for the first quarter of 2007 were down $259,000, or 4.4%, from the first quarter of 2006. Such decrease reflects a $770,000, or 16.5 %, sales decrease in cylinder sales offset somewhat by a $511,000, or 42.8%, sales increase in grating sales. The decrease in cylinder sales for the first quarter of 2007 compared to 2006 results from three approximately equal factors. One is the loss of a mobile cylinder customer in 2006, one is the financial weakness of several customers resulting in a hold on shipments and the other factor is a general weakness in the division's hydraulic and double welded cylinder product lines. Such market weakness is not considered a permanent trend. The increase in grating sales reflects a continuation of the strong demand for grating product in the Far East, a growth demand that began in mid-2006 and is continuing.

     Gross margin as a percentage of sales decreased by almost 3 percentage points in the first quarter of 2007 compared to the first quarter of 2006 primarily reflecting the deterioration in gross profit margin in the cylinder business. Such margin deterioration in the cylinder business, approximately 5 percentage points of sales, reflects the negative effect on plant efficiency and overhead absorption of the volume decrease in sales discussed above. Gross margin as a percentage of sales in the grating business fell slightly due to some price pressures in the market but remained a strong 29% gross margin percentage of sales.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first quarter of 2007 were $1.228 million, down $106,000 from the expenses for the first quarter of 2006. This decrease in expense is net of an increase of $59,000 in marketing and administrative expenses in the grating business, related primarily to the increase in sales volume noted above, being more than offset by $154,000 of decreased expense in Corporate. Such expense reductions were partially related to reductions in staff and partially related to other operating expense reductions. As a percentage of sales, SGA expenses decreased to 21.9% for the first quarter of 2007 compared to 22.7% for the first quarter of 2006. [The Company continues to look for ways to cut costs in all areas.]

Other Income

     Other income for the first quarter of 2007 was $1,000, compared to other income of $5,000 for the first quarter of 2006. There were no significant offsetting items of other income and expense in either period.

Minority Interests

     Minority interests for the first quarter in 2007 and 2006 were $84,000 and $59,000, respectively. These amounts represent the income during the quarter allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. From a balance sheet perspective, minority interest was reduced by the minority ownership's share of the 2007 and 2006 declared dividends.

Interest Expense

     Interest expense for the first quarter of 2007 was $1.8 million compared to $2.2 million for the first quarter of 2006. This decrease basically reflects a reduction in amortization of deferred financing expenses originally recorded in connection with the Wachovia loan agreement whose initial term expired in December 2006 and a reduction in interest expense resulting from the payments and settlements of debt in March 2006 as a result of the liquidity provided by the sale of Oneida. Offsetting a portion of this decrease was a $106,000 increase in interest expense related to the Senior Notes resulting from the accrual of interest on missed interest payments.

Income Taxes

     The tax provisions in 2007 and 2006 relate solely to the Company's China joint venture. The Company has net operating loss carryforwards for federal tax return reporting purposes totaling approximately $61.5 million at December 31, 2006, of which $737,000 will expire by the end of 2007. Management has concluded that it is more likely than not that the Company's loss carryforwards will expire unutilized and has determined to continue to fully reserve for the total amount of net deferred tax assets.

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

Recent Events

13% Senior Notes

     The Company's tender offer for its Senior Notes was not accepted by a holder of approximately 72% of the outstanding Senior Notes. As a result, the tender offer was terminated and withdrawn on January 10, 2007. The 13% restructured Senior Notes and accumulated interest, which totaled $30.8 million at December 31, 2006, became due and payable on January 3, 2007. The Company did not make such payment and thus continued to be in default under the Indenture under which the Senior Notes were issued. However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders cannot commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of its demand for payment. On February 2, 2007, Wachovia received written notice of such demand for payment. As of March 31, 2007, the total amount due and payable on the 13% Senior Notes, including accumulated interest, was $34.0 million.

Wachovia Loan Agreement

     On January 22, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from January 22, 2007 until April 23, 2007. On April 23, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from April 23, 2007 until June 15, 2007.

Restructuring Plan

	In late January 2007, management decided that it would actively market its pressure vessel business in order to provide liquidity to pay off all, or the majority, of its debt either through a recapitalization of the Company or the sale of this pressure vessel business. As of this date, a number of either recapitalization scenarios or indications of value for this business have been received and one potential buyer is actively involved with the Company in investigating the acquisition of this business.

	The sale of the pressure vessel business has the potential of providing sufficient liquidity to pay off all of the Company's approximately $52 million of debt and accrued interest. Such a scenario, although producing a virtually debt free entity, would leave the Company with much fewer assets and far less EBITDA in its continuing cylinder and grating businesses.

	Should the Company be able to entered into a recapitalization plan, it is expected that such a scenario would entail a new financing arrangement in concert with another third party providing an equity infusion into the Company. This scenario would theoretically provide the liquidity to pay off the existing debt and accrued interest, add new debt to the Company and dilute the current ownership of the Company.

	As noted above, a demand for payment notice under an Intercreditor and Subordination Agreement has been delivered. The Company is attempting to complete a sale of its pressure vessel business or a recapitalization of the Company before the end of the standstill period under such Intercreditor and Subordination Agreement which will be August 2, 2007. The Company has no other current plans to meet its debt obligations and failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

 SUMMARY OF 2007 ACTIVITIES

     Cash and cash equivalents totaled $1.5 million at March 31, 2007, an increase of $127,000 from the comparable cash and cash equivalents at December 31, 2006 when considering the cash at the discontinued seamless pressure vessel operation. This increase resulted from the $1.791 million of net cash provided by operating activities being offset somewhat by the $1.553 million of net cash used in financing activities and $111,000 used for investing activities. Cash and cash equivalents at the end of a period generally represent lockbox receipts from customers to be applied to our Wachovia revolving credit facility in the following one to two business days.

Operating Activities

     Operating activities provided $1.8 million in cash in the first three months of 2007 resulting from a $1.4 million reduction in receivables, a $1.2 million reduction in inventory and a $3.4 million net increase in current liabilities offset somewhat by a $0.8 million net loss and a $3.4 million increase in other current assets resulting primarily from prepayments on raw material orders for the seamless pressure vessel business. The net increase in current liabilities primarily reflects customer deposits on orders received by the seamless pressure vessel division and a $1.0 million increase in accrued interest related to the Company's Senior Notes that are in default.

Investing Activities

     Investing activities used $111,000 for the acquisition of capital assets.

Financing Activities

     Financing activities used $1.6 million in the net reduction for the quarter in the Wachovia revolving credit facility.


FACTORS THAT COULD AFFECT FUTURE RESULTS

The Majority of Reunion's debt for borrowed money is in default

	Since 2001, the Company has not been able to make any of the scheduled interest payments on the Senior Notes and has not been able to make any payments of principal on such currently matured Senior Notes. Additionally, the principal amount of the restructured Senior Notes matured on January 3, 2007 and was not paid. As a result, events of default have occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (the "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by

Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration or immediate payment. On February 2, 2007, Wachovia received written notice of such demand for payment. (See above: Recent Developments - 13% Senior Notes.)

	Additionally, a $3.5 million subordinated promissory note payable to a private capital fund matured on December 5, 2006 and is in default. The defaults under the Senior Notes and the $3.5 million subordinated promissory note payable have triggered cross default provisions in the Wachovia Bank loan agreement and therefore the Company' bank debt is also in default.

	Although the Company is investigating restructuring or recapitalization scenarios in an effort to provide additional liquidity for the extinguishments or deferrals of such debt obligations, (See above: Recent Developments - Restructuring Plan.), no assurances exist that the Company will be successful in these efforts and failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

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

Reunion as a going concern

	The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2007, the Company has a deficiency in working capital of $40.2 million, a loss from continuing operations for its latest quarter of $2.9 million and a deficiency in assets of $23.8 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

	Over the past several years, the Company has taken steps to improve its liquidity and defer the principal maturities of a significant portion of its debt. The Company is investigating other restructuring or recapitalization scenarios in an effort to provide additional liquidity and extinguishments or deferrals of debt obligations. (See above: Recent Developments - Restructuring Plan.) No assurances exist that the Company will be successful in these efforts and failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in the market risk factors which affect the Company since the end of the preceding fiscal year.

Item 4T. Controls and Procedures

      Management is responsible for establishing and maintaining adequate internal controls over financial reporting. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, Reunion's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of Reunion's disclosure controls and procedures as defined in Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Reunion's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Reunion's management, including its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Reunion's internal control over financial reporting as defined in Rule 13a-15(f) to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, Reunion's internal control over financial reporting. Management has concluded that no material decline in internal controls has occurred.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

	This management evaluation report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting as this report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is involved in various legal proceedings and environmental matters. There have been no significant changes in such matters since the end of the preceding fiscal year.

Item 1A.  Risk Factors

	There have been no material changes from the risk factors previously referred to in Item 1A to Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.


Item 3.   Defaults Upon Senior Securities

	The information contained in Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report concerning defaults under the Company's debt for borrowed money is incorporated by reference into this Item.

Item 6.   Exhibits

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

Date:  May 15, 2007                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial accounting principles:
   (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 15, 2007

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial accounting principles:
   (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 15, 2007

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended March 31, 2007, I, Kimball J. Bradley, Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-Q for the quarter ended March 31, 2007 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   March 31, 2007 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: May 15, 2007

/s/ Kimball J. Bradley
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended March 31, 2007, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:


1. this Form 10-Q for the quarter ended March 31, 2007 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   March 31, 2007 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: May 15, 2007

/s/ John M. Froehlich
---------------------------
Chief Financial Officer