Form 10-Q
period 2007-06-30
REUNION INDUSTRIES INC
filed 2007-08-20
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
                               -------------

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

At August 8, 2007, 17,419,019 shares of common stock, par value $.01 per share, were outstanding.

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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
            June 30, 2007 (unaudited) and December 31, 2006               4

          Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the three and six
            months ended June 30, 2007 and 2006 (unaudited)               5

          Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2007 and 2006 (unaudited) 	        7

          Notes to Condensed Consolidated Financial Statements            8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       18

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   24

          Item 4.  Controls and Procedures                               25


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     25

	    Item 3.  Defaults Upon Senior Securities			       25

	    Item 6.  Exhibits and Reports on Form 8-K                      26


SIGNATURES                                                               27

CERTIFICATIONS                                                           28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 2007 AND DECEMBER 31, 2006
                                (in thousands)

                                               At June 30,     At December 31,
                                                     2007                2006
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  1,569            $  1,571
Receivables (net of allowance of
  $116 and $98, respectively)                       5,318               4,631
Inventories, net                                    2,143               2,918
Other current assets                                  561                 921
Current assets of discontinued operations          19,997              13,551
                                                 --------            --------
     Total current assets                          29,588              23,592

Property, plant and equipment, net                  1,084               1,047
Property, plant and equipment, held for sale        5,303               5,485
Due from related parties                              973                 963
Goodwill, net                                       1,491               1,491
Other assets, net                                   2,320               2,337
Non-current assets of discontinued operations	    9,503               9,503
                                                 --------            --------
Total assets                                     $ 50,262            $ 44,418
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Debt in default                                  $ 42,684            $ 39,957
Trade payables                                      1,672               1,932
Accrued interest                                   13,190              11,113
Due to related parties                                463                 365
Other current liabilities                           3,558               4,064
Notes payable							  -		        882
Notes payable - related parties                       500                 500
Current liabilities of discontinued operations      7,350               4,079
                                                 --------            --------
     Total current liabilities                     69,417              62,892

Other liabilities                                     785                 784
Non-current liabilities of discontinued
    Operations                                      2,793               3,273
                                                 --------            --------
     Total liabilities                             72,995              66,949

Minority interests                                    385                 498

Commitments and contingent liabilities                  -                   -

Stockholders' deficit                             (23,118)            (23,029)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 50,262            $ 44,418
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
             (in thousands, except per share information)(unaudited)

                                    Three Months Ended      Six Months Ended
                                     June 30,   June 30,   June 30,   June 30,
                                        2007       2006       2007       2006
                                    --------   --------   --------   --------
Sales                               $  6,986   $  6,452   $ 12,597   $ 12,322
Cost of sales                          5,708      5,182     10,244      9,756
                                    --------   --------   --------   --------

  Gross profit                         1,278      1,270      2,353      2,566
Selling, general & administrative      1,234      1,336      2,462      2,670
Other (income), net                       (4)        (2)        (3)         3
                                     -------   --------    -------   --------
  Operating profit(loss)                  48        (64)      (106)      (107)

Gain on debt extinguishments               -     (4,020)         -     (4,945)
Interest expense, net                  1,941      1,996      3,713      4,156
                                     -------   --------    -------   --------
Income (loss) from continuing
  operations before income taxes
  and minority interests              (1,893)     1,960     (3,819)       682
Provision for income taxes                29         32         49         46
                                     -------   --------    -------   --------
Income (loss) from continuing
  operations before minority
  interests                           (1,922)     1,928     (3,868)       636
Minority interests                       128        133        212        192
                                     -------    -------    -------   --------
Income (loss) from continuing
  operations                          (2,050)     1,795     (4,080)       444

Discontinued operations, net of tax:
Income from discontinued pressure
  vessel operations, net of tax
  of $-0-                              2,729      1,529      3,965      2,839
Gain on disposal of discontinued
  plastics operations, net of tax
  of $-0-           -          -           -          -          -      4,319
Income from discontinued plastics
  operations, net of tax of $-0-           -          -          -        161
                                     -------    -------    -------   --------

Net and comprehensive income (loss)  $   679    $ 3,324   $   (115)  $  7,763
                                     =======    =======    =======    =======
Earnings (loss) applicable to
  common stockholders                $   679    $ 3,324   $   (115)  $  7,763
                                     =======    =======    =======    =======

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
             (in thousands, except per share information)(unaudited)

                                    Three Months Ended      Six Months Ended
                                     June 30,   June 30,   June 30,   June 30,
                                        2007       2006       2007       2006
                                    --------   --------   --------   --------

  Basic earnings (loss) per share:
Continuing operations                $ (0.12)   $  0.11   $  (0.24)  $   0.03
Discontinued operations                 0.16       0.09       0.23       0.43
                                     -------    -------    -------    -------
Income (loss) per share - basic      $  0.04    $  0.20   $  (0.01)  $   0.46
                                     =======    =======    =======    =======
Weighted average shares
  outstanding - basic                 17,419     17,067     17,419     16,863
                                     =======    =======    =======    =======
  Diluted income (loss) per share:
Continuing operations                $ (0.12)   $  0.08   $  (0.24)  $   0.02
Discontinued operations                 0.16       0.07       0.23       0.33
                                      ------    -------    -------    -------
Income (loss) per share - diluted    $  0.04    $  0.15   $  (0.01)  $   0.35
                                     =======    =======    =======    =======
Weighted average shares
  outstanding - diluted               17,419     22,171     17,419     22,088
                                     =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                (in thousands)
                                 (unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                           2007        2006
                                                         --------    --------
Cash used in operating activities                        $   (992)   $ (3,066)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (207)       (150)
Proceeds from asset sales                                       -      11,273
                                                         --------    --------
Cash provided by investing activities                        (207)     11,123
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                     1,845      (3,119)
Repayments of debt                                              -      (4,612)
Proceeds from exercise of warrants					    -           7
China dividend paid to minority interest				 (325)       (325)
                                                         --------    --------
Cash used in financing activities                           1,520      (8,049)
                                                         --------    --------

Net increase(decrease) in cash and cash equivalents           321           8
Less: Change in cash of discontinued operations              (323)          -
Cash and cash equivalents, beginning of period              1,571       1,923
                                                         --------    --------
Cash and cash equivalents, end of period                 $  1,569    $  1,931
                                                         ========    ========

Interest paid                                            $  1,490    $  1,467
                                                         ========    ========

     Non-cash financing activities:
Debt extinguishment, including accrued interest          $      -    $  4,945
                                                         ========    ========


    See accompanying notes to condensed consolidated financial statements.

                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2007


NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2006 ("Form 10-K").

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2007, the Company had a deficiency in working capital of $39.8 million, a loss from continuing operations for the first six months of 2007 of $4.1 million and a deficiency in assets of $23.1 million. Additionally, at June 30,2007, the Company was in default on substantially all of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Over the past several years, the Company has taken steps to improve its liquidity and defer the principal maturities of a significant portion of its debt. During 2006, the Company sold the remaining portion of its plastics segment and recognized a gain of $4.3 million on this sale. Additionally, during 2006, the Company effected a settlement with the holder of a $1.017 million note payable from the Company wherein the Company recognized a gain from this debt settlement of $925,000. The Company is currently pursuing the sale of its pressure vessel business in an effort to provide additional liquidity to pay off its debt obligations. (See NOTE 2: RECENT DEVELOPMENTS - Sale of Business.) No assurances exist that the Company will be successful in its effort and failure to accomplish this plan could have an adverse impact on the Company's liquidity, financial position and future operations.

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

NOTE 2:  RECENT DEVELOPMENTS

13% Senior Notes

     The Company's tender offer for its Senior Notes was not accepted by a holder of approximately 72% of the outstanding Senior Notes. As a result, the tender offer was terminated and withdrawn on January 10, 2007. The 13% restructured Senior Notes and accumulated interest, which totaled $30.8 million at December 31, 2006, became due and payable on January 3, 2007. The Company did not make such payment and thus continued to be in default under the Indenture under which the Senior Notes were issued. However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia Bank, the holders of the Senior Notes and certain other lenders, the Senior Note holders cannot commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of its demand for payment. On February 2, 2007, Wachovia received written notice of such demand for payment. The standstill period thus expired as of August 2, 2007. As of June 30, 2007, the total amount due and payable on the 13% Senior Notes, including accumulated interest, was $35.0 million.

Wachovia Loan Agreement

     On January 22, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from January 22, 2007 until April 23, 2007. On April 23, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from April 23, 2007 until June 15, 2007. Since June 15, 2007, various letter agreements extended the Loan Agreement and all associated financing agreements to June 29, 2007, and then to July 30, 2007, and then to August 10, 2007 and the current extension runs to August 20, 2007.

Sale of Business

	In late January 2007, management decided that it would actively market its pressure vessel business and, as a result, has presented the assets, liabilities and operations of the pressure vessel business as a discontinued operation. (See NOTE 9.) The Company intends to provide liquidity to pay off all, or the majority, of its debt through the sale of this pressure vessel business. On August 16, 2007, after failing to arrive at mutually acceptable terms for the sale of this pressure vessel business to a foreign company, the Company entered into a Letter of Intent ("LOI") for the sale of substantially all of the assets and liabilities of this business to a domestic private equity group at a price slightly higher than the prior offer from the foreign company. The Letter of Intent contemplates that the potential buyer will make a good faith deposit of $3 million into escrow by August 21, 2007 and that the parties will enter into a definitive asset purchase agreement by August 29,2007. If the parties do not enter into an agreement by that date, the escrow deposit will be returned to the potential buyer. If the parties do enter into such an agreement and the potential buyer fails to close "without cause" (as specified in the LOI), the escrow deposit would be paid over to the Company. The net proceeds from the sale of this pressure vessel business on the terms set forth in the LOI would be sufficient to pay off all of the Company's debt for borrowed money.

NOTE 3:  INVENTORIES

	Inventories are comprised of the following (in thousands):
                                               At June 30,     At December 31,
                                                     2007                2006
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $    555             $   766
Work-in-process                                       414                 337
Finished goods                                      1,174               1,815
                                                 --------            --------
  Inventories                                    $  2,143             $ 2,918
                                                 ========            ========

	Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. The above amounts are net of inventory reserves of $193 and $153 at June 30, 2007 and December 31, 2006, respectively.

NOTE 4:  DEBT

       At June 30, 2007 and December 31, 2006, the Company was in default on its Wachovia bank financing (including the junior participation portion thereof), its note payable to a private capital fund and its 13% senior notes. At June 30, 2007, the Company was also in default on a Note payable to another private capital fund that was due June 1, 2007.

Debt in default consists of the following (in thousands):
                                               At June 30,        December 31,
                                                     2007                2006
                                          ---------------      --------------
                                              (unaudited)

Wachovia revolving credit facility               $ 10,189            $  8,344
Junior participation portion of the
  revolving credit facility 			          6,100               6,100
Note payable due December 5, 2006                   3,500               3,500
13% senior notes                                   22,013              22,013
Note payable due June 1, 2007                         882                   -
								 --------             -------
  Total debt in default					 $ 42,684            $ 39,957
                                                 ========            ========

Long-term debt consists of the following (in thousands):
                                               At June 30,        December 31,
                                                     2007                2006
                                          ---------------      --------------
Note payable due June 1, 2007                    $      -            $    882
Note payable - related party                          500                 500
                                                 --------            --------
  Total long-term debt                                500               1,382
Classified as current                                (500)             (1,382)
                                                 --------            --------
  Long-term debt                                 $      -            $      -
                                                 ========            ========

NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the six month period ended June 30, 2007 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2007         $174  $28,127  $(48,743) $ (2,587)  $(23,029)
  Activity (unaudited):
Net loss                      -        -      (115)         -      (115)
Stock based compensation              26                             26
                           ----  -------  --------  --------   --------
At June 30, 2007           $174  $28,153  $(48,858) $ (2,587)  $(23,118)
                           ====  =======  ========  ========   ========

     The computations of basic and diluted earnings (loss) per common share, EPS (LPS), for the three and six month periods ended June 30, 2007 and 2006 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Three months ended June 30, 2007:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $    679   17,419  $  0.04
											 ======
Dilutive effect of stock options and warrants                  -
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $    679   17,419  $  0.04
                                               ========  ========  =======
     Three months ended June 30, 2006:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  3,324   17,067  $  0.20
											 ======
Dilutive effect of stock options and warrants              5,104
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $  3,324   22,171  $  0.15
                                               ========  ========  =======

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Six months ended June 30, 2007:
(Loss) applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $   (115)  17,419  $ (0.01)
											 ======
Dilutive effect of stock options and warrants                  -
                                               --------  -------
(Loss) applicable to common stockholders,
  shares outstanding and diluted EPS           $   (115)  17,419  $ (0.01)
                                               ========  =======  =======
     Six months ended June 30, 2006:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  7,763   16,863  $  0.46
											 ======
Dilutive effect of stock options and warrants              5,225
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $  7,763   22,088  $  0.35
                                               ========  ========  =======
     Because the Company had a loss from continuing operations for the three and six month periods ended June 30, 2007, inclusion of options and warrants has an anti-dilutive effect. At June 30, 2007 and 2006, the Company's stock options outstanding totaled 1,444,000 and 1,370,000, respectively.  Such options included a dilutive component of 946,676 and 901,042 shares for the three and six month periods ended June 30, 2006, respectively.  At June 30,
2007 and 2006, outstanding warrants to purchase the Company's common stock totaled 4,173,489.  Such warrants included a dilutive component of 4,157,466 and 4,323,779 shares for the three and six month periods ended June 30, 2006, respectively.

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

	At June 30, 2007, the Company had two stock option plans, stockholder approved, that permit the grants of share options and shares to its key employees, directors and consultants. As of June 30, 2007, 280,600 options remain available for grant under these plans, 1,444,000 options have been granted and 49,334 of the granted options are unvested. The Company believes that such awards better align the interests of its key employees, directors and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the market value of the Company's stock on the date of grant, generally vest over a two to three year period and have exercise terms ranging from five to ten years.

     There were no stock options granted during the first six months of 2007 The Company recognized approximately $26,000 and $20,000 for the six months ended June 30, 2007 and 2006, respectively, of non-cash compensation expense for the fair value of options granted to employees in prior years for the adoption of SFAS 123R.

NOTE 7:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. Since the Company's Annual Report filing on Form 10-K, the only significant change has been the receipt in July, 2007, of a Request for Payment of the United States Environmental Protection Agency ("EPA") Costs. This request is for $490,400.67 and relates to costs incurred by the EPA at the Gambonini Mercury Site ("Site") in Petaluma, California from May 2004 through February 2007. This Site, which was leased by Buttes Gas & Oil, a predecessor by merger to the Company, and used for mining purposes and operated as a mercury mine from 1965 to 1970 was the subject of a prior settlement agreement in 2003 between the Company and the EPA. Under that prior agreement, the Company agreed to pay $100,000, plus interest, to settle all past environmental response costs under the Comprehensive Environmental Response, Compensation and Liability Act. The Company is currently investigating this latest claim from the EPA and attempting to determine its validity.

Asbestos (ORC)

     Since the end of 2006, there have been no new claims presented to the Company. All previously presented actions in which the Company has been named have been tendered to and accepted by Rockwell Automation. The Company has incurred no costs in these matters and is unaware of the number of such actions settled or dismissed.

Asbestos (Alliance)

     Since the end of 2006, 203 new cases have been opened, 302 cases have been dismissed and 124 cases have been settled for a net reduction of 223 cases during the first half of 2007. The gross cost of the 124 case settlements was $152,000 and the gross amount of legal fees and costs incurred during the first half of 2007 was $449,000. The Company's insurance carriers cover the significant majority of these costs and the Company's total share of the $601,000 in settlement and other costs in the first half of 2007 was $86,000.

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve for the six-month periods ended June 30, 2007 and 2006 follows (in 000's):
                                                          June 30,
     Description                                     2007        2006
     ------------------------------------------    --------    --------
       Beginning balance                           $    122    $    133
     Add: Provision for estimated future claims          70          60
     Deduct: Cost of claims                             (41)        (55)
                                                   --------    --------
       Ending balance                              $    151    $    138
                                                   ========    ========
NOTE 8:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):

                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Three months ended and
  at June 30, 2007:
--------------------------------                                 At 6/30
  Metals:                                                        --------
Cylinders                       $  4,399   $    151   $     84   $  6,769
Grating                            2,587        424          -      4,309
                                --------   --------   --------   --------
  Subtotal                         6,986        575         84     11,078
Corporate and other                    -       (479)         -      4,381
Discontinued operations                -          -         12     34,803
                                --------   --------   --------   --------
  Totals                        $  6,986         96   $     96   $ 50,262
                                ========              ========   ========
Depreciation                                    (48)
Interest expense, net                        (1,941)
                                           --------
  Income from continuing operations
    before income taxes and
    minority interests                     $ (1,893)
                                           ========
Three months ended and
  at June 30, 2006:
--------------------------------                                 At 6/30
  Metals:                                                        --------
Cylinders                       $  4,304   $    133   $     18   $  7,327
Grating                            2,148        416         13      4,008
                                --------   --------   --------   --------
  Subtotal                         6,452        549         31     11,335
Corporate and other                    -       (570)         -     13,766
Discontinued operations                -          -         25     23,923
                                --------   --------   --------   --------
  Totals                        $  6,452        (21)  $     56   $ 49,024
                                ========              ========   ========
Gain on extinguishment of debt                4,020
Depreciation                                    (43)
Interest expense, net                        (1,996)
                                           --------
  Income from continuing operations
    before income taxes and
    minority interests                     $  1,960
                                           ========
Six months ended June 30, 2007:
--------------------------------
  Metals:
Cylinders                       $  8,304   $    249   $    132
Grating                            4,293        685          9
                                --------   --------   --------
  Subtotal                        12,597        934        141
Corporate and other                    -       (945)         -
Discontinued operations                -          -         66
                                --------   --------   --------
  Totals                        $ 12,597        (11)  $    207
                                ========              ========
Depreciation                                    (95)
Interest expense, net                        (3,713)
                                           --------
  (Loss) from continuing operations
    before income taxes and
    minority interests                     $ (3,819)
                                           ========

                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending  Assets(2)
                               ---------  ---------  ---------  ---------
Six months ended June 30, 2006:
--------------------------------
  Metals:
Cylinders                       $  8,979   $    559   $     44
Grating                            3,343        604         32
                                --------   --------   --------
  Subtotal                        12,322      1,163         76
Corporate and other                    -     (1,183)         1
Discontinued operations                -          -         73
                                --------   --------   --------
  Totals                        $ 12,322        (20)  $    150
                                ========              ========
Gain on extinguishment of debt                4,945
Depreciation                                    (87)
Interest expense, net                        (4,156)
                                           --------
  Income from continuing operations
    before income taxes and
    minority interests                     $    682
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

NOTE 9:   DISCONTINUED OPERATIONS

 	At June 30, 2007 and December 31, 2006, the assets and liabilities of discontinued operations are comprised primarily of the assets and liabilities of the pressure vessel business plus the remaining assets and liabilities of the Rostone business.  Such assets and liabilities are as follows (in thousands):
								June 30      December 31
							        2007          2006
                                               ---------     -----------
     CURRENT ASSETS:
Cash and cash equivalents			     $    327	 $      4
Receivables, net						  6,101	    4,610
Inventories, net						 12,057	    8,398
Other current assets                	        1,512	      539
								-------	  -------
Total current assets				     $ 19,997      $ 13,551
                                         	     ========	 ========
     CURRENT LIABILITIES:
Trade payables                         	     $  1,102      $  1,125
Other current liabilities			        6,248	    2,954
								-------	  -------
Total current liabilities			     $  7,350	 $  4,079
                                               ========      ========
     OTHER ASSETS:
Property, plant and equipment, held
	for sale   				 	     $  5,303 	 $  5,485
Goodwill							  9,503	    9,503
							     --------      --------
Total other assets				     $ 14,806      $ 14,988
                                        	     ========      ========
     OTHER LIABILITIES:
Pension and other post retirement
	benefit liabilities  			     $  2,793      $  3,272
                                               ========      ========
						- 15 -
	Results of discontinued operations for the quarters ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 relate solely to the pressure vessel business while the results of discontinued operations for six months ended June 30, 2006 relate both to the pressure vessel business and
Oneida.  A summarization of such results is as follows (in thousands):

3-months ended June 30, 2007         3-months ended June 30, 2006
---------------------------------    ---------------------------------
Net sales                 $10,844    Net sales                $  8,348
Income before taxes         2,729    Income before taxes         1,529

6-months ended June 30, 2007         6-months ended June 30, 2006
---------------------------------    ---------------------------------
Net sales                 $19,958    Net sales                $ 19,282
Income before taxes         3,965    Income before taxes         3,000


NOTE 10:  COMPONENTS OF BENEFIT COSTS

     The following tables present the components of net periodic benefit costs for Metals pension and Metals and Corporate Executive Payroll other postretirement plans for the three and six month periods ended June 30, 2007 and 2006 (000's)(unaudited):
                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    2007        2006        2007        2006
                                   ------      ------      ------       -----
Benefits earned during year        $   32      $   53      $   22      $   28
Interest cost                          63          60          30          29
  Amortization of:
Prior service cost                      4           4           -           -
Unrecognized net loss (gain)            8           8          11          18
Unrecognized net obligation             -           -          12          12
Expected return on plan assets        (82)        (72)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   25      $   53      $   75      $   87
                                   ======      ======      ======      ======

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     6-months ended          6-months ended
                                   ------------------      ------------------
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    2007        2006        2007        2006
                                   ------      ------      ------       -----
Benefits earned during year        $   64      $  106      $   44      $   56
Interest cost                         126         120          60          58
  Amortization of:
Prior service cost                      8           8           -           -
Unrecognized net loss (gain)           16          16          22          36
Unrecognized net obligation             -           -          24          24
Expected return on plan assets       (164)       (144)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   50      $  106      $  150      $  174
                                   ======      ======      ======      ======
  	In May 2007, the Company made a required payment of $540,000 to the Metals pension plan.
						- 16 -

	The following tables present the components of net periodic benefit costs for the discontinued plastics operation pension and other postretirement plans for the three and six month periods ended June 30, 2007 and 2006 (000's)(unaudited):
                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                         June 30,                June 30,
                                   ------------------      ------------------
                                    2007        2006        2007        2006
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $    -
Interest cost                          57          55           7           8
  Amortization of:
Unrecognized net loss (gain)           21          17           -           -
Expected return on plan assets        (70)        (65)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $    8      $    7      $    7      $    8
                                   ======      ======      ======      ======
                                          Pension              Postretirement
                                   ------------------      ------------------
                                     6-months ended          6-months ended
                                   ------------------      ------------------
                                         June 30,                June 30,
                                   ------------------      ------------------
                                    2007        2006        2007        2006
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $    -
Interest cost                         114         110          14          16
  Amortization of:
Unrecognized net loss (gain)           42          34           -           -
Expected return on plan assets       (140)       (130)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   16      $   14      $   14      $   16
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

	The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at June 30, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2007, no interest related to uncertain tax positions had been accrued.

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

GENERAL

     The Company owns and operates industrial manufacturing operations that design and manufacture engineered, high-quality products for specific customer requirements, such as hydraulic and pneumatic cylinders and metal bar grating. Prior to 2007, the Company's continuing operations' products also included large-diameter seamless pressure vessels. Such pressure vessel business was reclassified to discontinued operations effective January 1, 2007. (See NOTE 2: Recent Events ? Sale of Business.)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to
  Three Months Ended June 30, 2006

     Net sales, gross margins and EBITDA percentages for the three months ended June 30, 2007 and 2006 are as follows ($ in thousands):

                       Net Sales       	       Gross Margin
                 --------------------  		--------------
     			   2007       2006  	       2007    2006
                 ---------  ---------  		------  ------
Cylinders        $   4,399      4,304   		  13.9%   17.7%
Grating              2,587      2,148   		  25.8%   27.7%
                 ---------  --------- 		 ------  ------
  Totals         $   6,986  $   6,452  		  18.3%   19.7%
                 =========  =========  		======  ======

     Net sales for the second quarter of 2007 were up 8.3% from the same quarter of 2006, reflecting a slight increase in cylinder sales and a 20% increase in grating sales. The slight increase in cylinder sales reflects primarily period to period increases and decreases to existing customers due to a variety of reasons with no discernible tread. The increase in grating sales continues to reflect the improving business environment in China.

     Gross margin as a percentage of sales decreased by 1.4 percentage points in the second quarter of 2007 compared to the second quarter of 2006 as a result of a lower margin percentages in both the cylinder and grating segments. This decrease in cylinder margin reflects a combination of factors. One factor relates to the mix of products sold with more sales of lower standard margin product in the second quarter of 2007 compared to the comparable period in 2006. Another factor relates to the manufacturing inefficiencies resulting from this mix of orders in conjunction with the relatively low volume of business for the size of the plant. The decline in gross margin percentage in the grating segment results primarily from price pressures in the China marketplace, a trend that is expected to continue doing the current year.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the second quarter of 2007 were $1.2 million, down $102,000 from the expenses for the second quarter of 2006. This decrease in expense reflects a decrease in SGA expenses in the cylinder segment and at corporate offset somewhat by an increase in marketing expense in the grating business in connection with the increase in sales in that segment. The reductions in SGA expense in the cylinder business and at corporate are partially related to reductions in staff and partially related to other expense reductions. As a percentage of sales, SGA expenses decreased to 17.7% for the second quarter of 2007 from 20.1% for the second quarter of 2006. [The Company continues to look for ways to cut costs in all areas.]

Gain on Debt Extinguishments

	There was a $4.0 million gain on debt extinguishment in the second quarter of 2006 related to the final settlement of the SFSC $4.290 million judgment and all accrued interest. There was no such gain in the comparable period in 2007.

Other Income

     Other income for the second quarter of 2007 was $4,000, compared to other income of $2,000 for the second quarter of 2006. There were no significant offsetting items of other income and expense in either period.

Minority Interests

     Minority interests for the second quarter in 2007 and 2006 were $128,000 and $133,000, respectively. These amounts represent the income during the quarter allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership.

Interest Expense

     Interest expense for the second quarter of 2007 was $1.9 million compared to $2.0 million for the second quarter of 2006. This decrease reflects reductions of $406,000 primarily resulting from decrease in amortization of deferred financing expenses originally recorded in connection with the Wachovia loan agreement whose initial term expired in December 2006 and a reduction in interest expense resulting from the payments and settlements of debt in the first half of 2006 as a result of the liquidity provided by the sale of Oneida offset somewhat by increases of $351,000 primarily resulting from an increase in interest expense related to the Senior Notes resulting from the accrual of interest on missed interest payments and higher interest expense due to a higher revolver balance in 2007 and increased financing fees.

Income Taxes

     The tax provision in 2007 and 2006 relates solely to the Company's China joint venture. The Company has net operating loss carryforwards for federal tax return reporting purposes totaling $61.5 million at December 31, 2006, of which $737,000 will expire by the end of 2007. Management has concluded that it is more likely than not that the Company's loss carryforwards will expire unutilized and has determined to fully reserve for the total amount of net deferred tax assets.

Six Months Ended June 30, 2007 Compared to
  Six Months Ended June 30, 2006

     Net sales, gross margins and EBITDA percentages for the six months ended 2007 and 2006 are as follows ($ in thousands):

                       Net Sales        	Gross Margin
                 --------------------  	--------------
                    2007       2006     	 2007    2006
                 ---------  ---------  	------  ------
Cylinders            8,304      8,979   	 14.3%   17.9%
Grating              4,293      3,343   	 27.1%   28.7%
                 ---------  ---------  	------  ------
  Totals         $  12,597  $  12,322   	 18.7%   20.8%
                 =========  =========  	======  ======

     Net sales were up $275,000 in the first half of 2007 compared to the same period in 2006 although cylinder sales were down $675,000, approximately 7.5%, while grating sales were up $950,000, approximately 28%. The decrease in cylinder sales reflects the comparative decline that occurred in the first quarter of 2007 resulting from both a general weakness in the hydraulic and double welded cylinder product lines as well as the financial weakness of several customers that caused a hold to be put on shipments to them. Second quarter sales in 2007 were slightly better than comparable cylinder sales in 2006. The increase in grating sales reflects an improving business environment in China somewhat reflecting the Chinese government's five year planning cycle that began last year.

     Gross margin as a percentage of sales decreased by 2.1 percentage points in the first half of 2007 compared to the comparable period of 2006 primarily reflecting a lower margin percentage in the cylinders segment. This margin decline primarily reflects margin declines in both the first and second quarter of 2007 compared to 2006. The decline in the first quarter was primarily attributable to manufacturing inefficiencies resulting from the large decrease in volume in the first quarter of 2007 compared to the first quarter of 2006 while product mix negatively impacted margins in the 2007 second quarter compared to the comparable period in 2006. The slight decrease in gross margin percentage in grating sales reflects the effects of price pressures in the China marketplace.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first half of 2007 were $2.5 million, down $208,000 from the expenses for the first half of 2006. This decrease in expense reflects a decrease in SGA expenses in the cylinder segment and at corporate offset somewhat by an increase in marketing expense in the grating business in connection with the increase in sales in that segment. The reductions in SGA expense in the cylinder business and at corporate are partially related to reductions in staff and partially related to other expense reductions. As a percentage of sales, SGA expenses decreased to 19.5% for the first half of 2007 from 21.7% for the first half of 2006. [The Company continues to look for ways to cut costs in all areas.]


Gain on Debt Extinguishments

	There were $4.9 million of gains on debt extinguishment during the first half of 2006. Of this amount, $4.0 million related to the settlement of the SFSC debt and $0.9 million related to the settlement of a $1.017 million note payable. There were no such settlements in the first six months of 2007.

Other Income

     Other income for the first half of 2007 was $3,000, compared to other expense of $3,000 for the first half of 2006. There were no significant offsetting items of other income and expense in either period.

Minority Interests

     Minority interests for the first half of 2007 and 2006 were $212,000 and $192,000, respectively. These amounts represent the income during the period allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. From a balance sheet perspective, minority interest was reduced by the minority ownership's share of the 2007 dividend that was declared in the first quarter of the year.

Interest Expense

     Interest expense for the first half of 2007 was $3.7 million compared to $4.2 million for the first half of 2006. This decrease reflects reductions of $935,000 primarily resulting from decrease in amortization of deferred financing expenses originally recorded in connection with the Wachovia loan agreement whose initial term expired in December 2006 and a reduction in interest expense resulting from the payments and settlements of debt in the first half of 2006 as a result of the liquidity provided by the sale of Oneida offset somewhat by increases of $492,000 primarily resulting from an increase in interest expense related to the Senior Notes resulting from the accrual of interest on missed interest payments and higher interest expense due to a higher revolver balance in 2007 and increased financing fees.

Income Taxes

     The tax provision in 2007 and 2006 relates solely to the Company's China joint venture. The Company has net operating loss carryforwards for federal tax return reporting purposes totaling $61.5 million at December 31, 2006, of which $737,000 will expire by the end of 2007. Management has concluded that it is more likely than not that the Company's loss carryforwards will expire unutilized and has determined to fully reserve for the total amount of net deferred tax assets.


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

Recent Events

13% Senior Notes

     The Company's tender offer for its Senior Notes was not accepted by a holder of approximately 72% of the outstanding Senior Notes. As a result, the tender offer was terminated and withdrawn on January 10, 2007. The 13% restructured Senior Notes and accumulated interest, which totaled $30.8 million at December 31, 2006, became due and payable on January 3, 2007. The Company did not make such payment and thus continued to be in default under the Indenture under which the Senior Notes were issued. However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders cannot commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of its demand for payment. On February 2, 2007, Wachovia received written notice of such demand for payment. The standstill period thus expired as of August 2, 2007. As of June 30, 2007, the total amount due and payable on the 13% Senior Notes, including accumulated interest, was $35.0 million.

Wachovia Loan Agreement

     On January 22, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from January 22, 2007 until April 23, 2007. On April 23, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from April 23, 2007 until June 15, 2007. Since June 15, 2007, various letter agreements extended the Loan Agreement and all associated financing agreements to June 29, 2007, and then to July 30, 2007, and then to August 10, 2007 and the current extension runs to August 20, 2007. Based on discussions with Wachovia, it is the Company's belief that an additional extension will be granted through August 31, 2007.


Sale of Business

	In late January 2007, management decided that it would actively market its pressure vessel business in order to provide liquidity to pay off all, or the majority, of its debt either through a recapitalization of the Company or the sale of this pressure vessel business. From January 2007 through June 2007 the Company solicited bids for this business from more than 20 potential buyers. On August 16, 2007, after failing to arrive at mutually acceptable terms for the sale of this pressure vessel business to a foreign company, the Company entered into a Letter of Intent ("LOI") for the sale of substantially all of the assets and liabilities of this business to a private equity group located in the United States at a price slightly higher than the prior offer from the foreign company. The LOI contemplates that the potential buyer will make a good faith deposit of $3 million into escrow by August 21, 2007 and that the parties will enter into a definitive asset purchase agreement by August 29,2007. If the parties do not enter into an agreement by that date, the escrow deposit will be returned to the potential buyer. If the parties do enter into such agreement and the potential buyer fails to close "without cause" (as specified in the LOI), the escrow deposit would be paid over to the Company.

	The sale of the pressure vessel business on the terms set forth in the LOI would provide sufficient liquidity to pay off all of the Company's secured debt and accrued interest, which was approximately $56 million at August 1, 2007. Such a scenario, although producing a virtually debt free entity, would leave the Company with much fewer assets and far less EBITDA in its continuing cylinder and grating businesses.

	The Company hopes that it will be able to complete this sale of its pressure vessel business before October 15, 2007. If a definitive asset purchase agreement is not entered into and/or the sale is not completed, the Company is aware of several interested other buyers for its pressure vessel business. The Company would attempt promptly to enter into another agreement with one of these potential buyers. Absent that scenario, the Company has no other current plans to meet its debt obligations and failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

SUMMARY OF 2006 ACTIVITIES

     Cash and cash equivalents from continuing operations totaled $1.6 million at June 30, 2007, approximately even with the comparable amount at December 31, 2006. This resulted from the $1.5 million of net cash provided by financing activities being offset by $1.0 million of net cash used in operating activities, $0.2 million of cash used in investing activities and a $0.3 million change in cash from discontinued operations. Cash and cash equivalents at the end of a period represent U.S. lockbox receipts from customers to be applied to our Wachovia revolving credit facility in the following one to two business days as well as foreign cash resident in our Chinese joint venture.

Operating Activities

     Operating activities used a net $1.0 million in cash in the first half of 2007 resulting from a growth of $5.7 million in receivables, inventories and other current assets being offset primarily by an increase in accrued interest and customer deposits.

Investing Activities

     Investing activities used $0.2 million in cash in the first half of 2007 as a result of capital expenditures.

Financing Activities

     Financing activities provided a net $1.5 million in cash in the first half of 2007 resulting from a net increase of $1.8 million in borrowings under the Wachovia revolving credit facility offset by a $0.3 million use of cash in the payment of the Chinese joint venture dividend that went to the minority partner.

FACTORS THAT COULD AFFECT FUTURE RESULTS

The Majority of Reunion's debt for borrowed money is in default

	Since 2001, the Company has not been able to make any of the scheduled interest payments on the Senior Notes and has not been able to make any payments of principal on such currently matured Senior Notes. Additionally, the principal amount of the restructured Senior Notes matured on January 3, 2007 and was not paid. As a result, events of default have occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. With an Indenture Default, holders of more than 25% of the principal amount of the Senior Notes may, by written notice to the Company and to the Trustee, declare the principal of and accrued but unpaid interest on all the Senior Notes to be immediately due and payable (the "acceleration"). However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders can not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration or immediate payment. On February 2, 2007, Wachovia received written notice of such demand for payment. The standstill period thus expired as of August 2, 2007. As of June 30, 2007, the total amount due and payable on the 13% Senior Notes, including accumulated interest, was $35.0 million.


	Additionally, a $3.5 million subordinated promissory note payable to a private capital fund matured on December 5, 2006 and is in default and a secured promissory note payable, in the current amount of $0.9 million, to another private capital fund, whose maturity was extended to June 2007, is now currently due and in default. The defaults under the Senior Notes and the notes to the two private capital funds have triggered cross default provisions in the Wachovia Bank loan agreement and therefore the Company' bank debt is also in default.

	Although the Company is attempting to sell its pressure vessel business in an effort to pay off its debt obligations and provide liquidity (See above:
Recent Developments - Sale of Business), no assurances exist that the Company will be successful in its efforts and failure to accomplish the sale could have an adverse impact on the Company's liquidity, financial position and future operations.

Reunion's vendors may restrict credit terms

     We have corrected many vendor-related problems with liquidity generated from the refinancing of debt and from asset sales. However, with all of the Company's debt now in default, key vendors may begin further restricting or eliminating the extension of credit terms to us. If this would happen, our ability to obtain raw materials would be strained significantly and our ability to manufacture products would be reduced.

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

Reunion as a going concern

	The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2007, the Company has a deficiency in working capital of $39.8 million, a loss from continuing operations for the first six months of 2007 of $4.1 million and a deficiency in assets of $23.1 million. Additionally, at June 30,2007, the Company was in default on substantially all of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Over the past several years, the Company has taken steps to improve its liquidity and defer the principal maturities of a significant portion of its debt. Although the Company is attempting to sell its pressure vessel business in an effort to pay off its debt obligations and provide liquidity (See above:
Recent Developments - Sale of Business), no assurances exist that the Company will be successful in its efforts and failure to accomplish the sale could have an adverse impact on the Company's liquidity, financial position and future operations.

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


Item 3.   Defaults Upon Senior Securities

	The information contained in Notes 2 and 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report concerning defaults under the Company's debt for borrowed money is incorporated by reference into this Item.

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

Date:  August 20, 2007                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

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

Date:  August 20, 2007

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

Date:  August 20, 2007

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended June 30, 2007, I, Kimball J. Bradley, Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-Q for the quarter ended June 30, 2007 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   June 30, 2007 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: August 20, 2007

/s/ Kimball J. Bradley
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended June 30, 2007, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:


1. this Form 10-Q for the quarter ended June 30, 2007 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   June 30, 2007 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: August 20, 2007

/s/ John M. Froehlich
---------------------------
Chief Financial Officer