Form 10-Q
period 2007-09-30
REUNION INDUSTRIES INC
filed 2007-11-14
CIK 1003429

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
                               ------------------

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

At November 8, 2007, 17,419,019 shares of common stock, par value $.01 per share, were outstanding.

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

                           REUNION INDUSTRIES, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
            September 30, 2007 (unaudited) and December 31, 2006          4

          Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the three and nine
            months ended September 30, 2007 and 2006 (unaudited)          5

          Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2007 and 2006 (unaudited)     7

          Notes to Condensed Consolidated Financial Statements            8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       18

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   25

          Item 4.  Controls and Procedures                               25


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     25

	    Item 3.  Defaults Upon Senior Securities			       26

	    Item 6.  Exhibits and Reports on Form 8-K                      27


SIGNATURES                                                               28

CERTIFICATIONS                                                           29

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
                                (in thousands)

                                          At September 30,     At December 31,
                                                     2007                2006
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $  2,811            $  1,571
Receivables (net of allowance of
  $71 and $98, respectively)                        5,367               4,631
Inventories, net                                    2,293               2,918
Other current assets                                1,286                 921
Current assets of discontinued operations          17,827              13,551
                                                 --------            --------
     Total current assets                          29,584              23,592

Property, plant and equipment, net                  1,096               1,047
Property, plant and equipment, held for sale        5,201               5,485
Due from related parties                            1,032                 963
Goodwill, net                                       1,491               1,491
Other assets, net                                   2,257               2,337
Non-current assets of discontinued operations	    9,503               9,503
                                                 --------            --------
Total assets                                     $ 50,164            $ 44,418
                                                 ========            ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT:
Debt in default                                  $ 41,582            $ 39,957
Trade payables                                      1,809               1,932
Accrued interest                                   14,597              11,113
Due to related parties                                511                 365
Other current liabilities                           3,288               4,064
Notes payable							  -		        882
Notes payable - related parties                       500                 500
Current liabilities of discontinued operations      7,538               4,079
                                                 --------            --------
     Total current liabilities                     69,825              62,892

Other liabilities                                     747                 784
Non-current liabilities of discontinued
    Operations                                      2,859               3,273
                                                 --------            --------
     Total liabilities                             73,431              66,949

Minority interests                                    544                 498

Commitments and contingent liabilities                  -                   -

Stockholders' deficit                             (23,811)            (23,029)
                                                 --------            --------
Total liabilities and stockholders' deficit      $ 50,164            $ 44,418
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                    REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
             (in thousands, except per share information)(unaudited)

                                     Three Months Ended     Nine Months Ended
                                     Sept.30,   Sept.30,   Sept.30,   Sept.30,
                                        2007       2006       2007       2006
                                    --------   --------   --------   --------
Sales                               $  7,145   $  6,739   $ 19,742   $ 19,061
Cost of sales                          5,959      5,553     16,203     15,309
                                    --------   --------   --------   --------

  Gross profit                         1,186      1,186      3,539      3,752
Selling, general & administrative      1,291      1,334      3,753      4,004
Other (income), net                        1          -         (2)         3
                                     -------   --------    -------   --------
  Operating loss                        (106)      (148)      (212)      (255)

Gain on debt extinguishments               -          -          -     (4,945)
Interest expense, net                  2,266      2,029      5,979      6,185
                                     -------   --------    -------   --------
Loss from continuing
  operations before income taxes
  and minority interests              (2,372)    (2,177)    (6,191)    (1,495)
Provision for income taxes                36         41         85         87
                                     -------   --------    -------   --------
Loss from continuing
  operations before minority
  interests                           (2,408)    (2,218)    (6,276)    (1,582)
Minority interests                       159        175        371        367
                                     -------    -------    -------   --------
Loss from continuing
  operations                          (2,567)    (2,393)    (6,647)    (1,949)

Discontinued operations, net of tax:
Income from discontinued pressure
  vessel operations, net of tax
  of $-0-                              1,871      1,820      5,836      4,659
Gain on disposal of discontinued
  plastics operations, net of tax
  of $-0-           -          -           -          -          -      4,319
Income from discontinued plastics
  operations, net of tax of $-0-           -          -          -        161
                                     -------    -------    -------   --------

Net and comprehensive income (loss)  $  (696)   $  (573)  $   (811)  $  7,190
                                     =======    =======    =======    =======
Earnings (loss) applicable to
  common stockholders                $  (696)   $  (573)  $   (811)  $  7,190
                                     =======    =======    =======    =======

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
             (in thousands, except per share information)(unaudited)

                                     Three Months Ended     Nine Months Ended
                                     Sept.30,   Sept.30,   Sept.30,   Sept.30,
                                        2007       2006       2007       2006
                                    --------   --------   --------   --------

  Basic earnings (loss) per share:
Continuing operations                $ (0.15)   $ (0.14)  $  (0.38)  $  (0.11)
Discontinued operations                 0.11       0.11       0.33       0.53
                                     -------    -------    -------    -------
Income (loss) per share - basic      $ (0.04)   $ (0.03)  $  (0.05)  $   0.42
                                     =======    =======    =======    =======
Weighted average shares
  outstanding - basic                 17,419     17,436     17,419     17,059
                                     =======    =======    =======    =======
  Diluted income (loss) per share:
Continuing operations                $ (0.15)   $ (0.14)  $  (0.38)  $  (0.11)
Discontinued operations                 0.11       0.11       0.33       0.53
                                      ------    -------    -------    -------
Income (loss) per share - diluted    $ (0.04)   $ (0.03)  $  (0.05)  $   0.42
                                     =======    =======    =======    =======
Weighted average shares
  outstanding - diluted               17,419     17,436     17,419     17,059
                                     =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                   REUNION INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                (in thousands)
                                 (unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                           2007        2006
                                                         --------    --------
Cash provided by(used in) operating activities           $  1,331    $ (5,184)
                                                         --------    --------
  Cash flow from investing activities:
Capital expenditures                                         (290)       (493)
Proceeds from asset sales                                       -      11,157
                                                         --------    --------
Cash provided by(used in) investing activities               (290)     10,664
                                                         --------    --------
  Cash flow from financing activities:
Net change in revolving credit facility                       743        (912)
Repayments of debt                                              -      (4,612)
Proceeds from exercise of warrants					    -           7
China dividend paid to minority interest				 (325)       (325)
                                                         --------    --------
Cash provided by(used in) financing activities                418      (5,842)
                                                         --------    --------

Net increase(decrease) in cash and cash equivalents         1,459        (362)
Less: Change in cash of discontinued operations              (219)          -
Cash and cash equivalents, beginning of period              1,571       1,923
                                                         --------    --------
Cash and cash equivalents, end of period                 $  2,811    $  1,561
                                                         ========    ========

Interest paid                                            $  2,349    $  1,989
                                                         ========    ========

     Non-cash financing activities:
Debt extinguishment, including accrued interest          $      -    $  4,945
                                                         ========    ========


    See accompanying notes to condensed consolidated financial statements.

                  REUNION INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2007


NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in Reunion's Annual Report on Form 10-K for the year ended December 31, 2006 ("Form 10-K").

Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2007, the Company had a deficiency in working capital of $40.2 million, a loss from continuing operations for the first nine months of 2007 of $6.6 million and a deficiency in assets of $23.8 million. Additionally, at September 30,2007, the Company was in default on substantially all of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Foreign Currency Translation

	The financial statements of the Company's 65% owned joint venture in China are measured using the local currency as the functional currency. Assets and liabilities of this entity are translated into U.S. dollars at the exchange rate in effect at the end of each reporting period. Income and expense items are translated into U.S. dollars at the weighted average exchange rates for the periods. Due to the minimal movement in the rate of exchange for such functional currency, there was no significant translation adjustment in the period.

Recent Accounting Pronouncements

  	In September 2006 the FASB issued Statement No. 157, "Fair Value

  						- 8 -
Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of SFAS 157 is not expected to materially affect the Company's financial position or results of operations.

	In February 2007 the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is evaluating the impact adoption may have on the financial statements.

NOTE 2:  RECENT DEVELOPMENTS

13% Senior Notes

     The Company's tender offer for its Senior Notes was not accepted by a holder of approximately 72% of the outstanding Senior Notes. As a result, the tender offer was terminated and withdrawn on January 10, 2007. The 13% restructured Senior Notes and accumulated interest, which totaled $30.8 million at December 31, 2006, became due and payable on January 3, 2007. The Company did not make such payment and thus continued to be in default under the Indenture under which the Senior Notes were issued. However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia Bank, the holders of the Senior Notes and certain other lenders, the Senior Note holders cannot commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of its demand for payment. On February 2, 2007, Wachovia received written notice of such demand for payment. The standstill period thus expired as of August 2, 2007. As of September 30, 2007, the total amount due and payable on the 13% Senior Notes, including accumulated interest, was approximately $36.4 million.

Wachovia Loan Agreement

     On January 22, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from January 22, 2007 until April 23, 2007. On April 23, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from April 23, 2007 until June 15, 2007. Since June 15, 2007, seven various letter/forbearance agreements extended the Loan Agreement and all associated financing agreements to October 1, 2007. Wachovia did not grant the Company any additional extension of the existing Loan Agreement until October 26, 2007 immediately subsequent to the Company's entering into an agreement for the sale of its pressure vessel business as described below. At that time, Wachovia agreed to extend the loan facility until November 5, 2007. On November 7, 2006, Wachovia again extended the loan facility until November 30, 2007 subject to certain conditions related to the sale of the Company's pressure vessel business. As described below, the sale of this business was terminated and, as a result, the Wachovia extension of the loan facility also was terminated. The Company is currently discussing all of its options with Wachovia.



						- 9 -

Sale of Business

	In late January 2007, management decided that it would actively market its pressure vessel business and, as a result, has presented the assets, liabilities and operations of the pressure vessel business as a discontinued operation. (See NOTE 9.) The Company intends to provide liquidity to pay off all, or the majority, of its debt through the sale of this pressure vessel business. On August 16, 2007, an agreement to sell this business to a foreign company was terminated. Thereafter, the Company continued its active marketing of the business and, on October 25, 2007, the Company entered into an Asset Purchase Agreement ("APA") with CPI Industries, Inc., an affiliate of H.I.G. Capital, LLC, to sell substantially all of the assets and operating liabilities of its pressure vessel business for consideration, subject to adjustment, of $56 million to be paid at the time of closing and $2 million in deferred payments. The sale was scheduled to close on December 15, 2007, subject to the satisfaction of certain conditions precedent. On November 12, 2007, CPI Industries, Inc. informed the Company that it was terminating the APA. The Company is currently discussing the sale of this business with other interested buyers.

NOTE 3:  INVENTORIES

	Inventories are comprised of the following (in thousands):
                                          At September 30,     At December 31,
                                                     2007                2006
                                              -----------      --------------
                                              (unaudited)
Raw material                                     $    523             $   766
Work-in-process                                       438                 337
Finished goods                                      1,332               1,815
                                                 --------            --------
  Inventories                                    $  2,293             $ 2,918
                                                 ========            ========

	Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. The above amounts are net of inventory reserves of $245 and $153 at September 30, 2007 and December 31, 2006, respectively.

NOTE 4:  DEBT

       At September 30, 2007 and December 31, 2006, the Company was in default on its Wachovia bank financing (including the junior participation portion thereof), its note payable to a private capital fund and its 13% senior notes. At September 30, 2007, the Company was also in default on a Note payable to another private capital fund that was due June 1, 2007.

Debt in default consists of the following (in thousands):
                                          At September 30,        December 31,
                                                     2007                2006
                                          ---------------      --------------
                                              (unaudited)

Wachovia revolving credit facility               $  9,087            $  8,344
Junior participation portion of the
  revolving credit facility 			          6,100               6,100
Note payable due December 5, 2006                   3,500               3,500
13% senior notes                                   22,013              22,013
Note payable due June 1, 2007                         882                   -
								 --------             -------
  Total debt in default					 $ 41,582            $ 39,957
                                                 ========            ========


						- 10 -


                                          At September 30,        December 31,
                                                     2007                2006
                                          ---------------      --------------
                                              (unaudited)

Long-term debt consists of the following (in thousands):

Note payable due June 1, 2007                    $      -            $    882
Note payable - related party                          500                 500
                                                 --------            --------
  Total long-term debt                                500               1,382
Classified as current                                (500)             (1,382)
                                                 --------            --------
  Long-term debt                                 $      -            $      -
                                                 ========            ========

NOTE 5:  STOCKHOLDERS' DEFICIT AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' deficit for the six month period ended September 30, 2007 (in thousands):

                                                     Accum-
                          Par    Capital             ulated
                         Value     in                 Other
                           of    Excess    Accum-    Compre-
                         Common  of Par    ulated    hensive
                         Stock   Value     Deficit    Loss       Total
                         ------  -------  --------  --------   --------
At January 1, 2007         $174  $28,127  $(48,743) $ (2,587)  $(23,029)
  Activity (unaudited):
Net loss                      -        -      (811)         -      (811)
Stock based compensation              29                             29
                           ----  -------  --------  --------   --------
At September 30,
 2007 (unaudited)          $174  $28,156  $(49,554) $ (2,587)  $(23,811)
                           ====  =======  ========  ========   ========

     The computations of basic and diluted earnings (loss) per common share, EPS (LPS), for the three and nine month periods ended September 30, 2007 and 2006 are as follows (in thousands, except per share amounts)(unaudited):

                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Three months ended September 30, 2007:
(Loss) applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $   (696)  17,419  $ (0.04)
											 ======
Dilutive effect of stock options and warrants                  -
                                               --------  --------
(Loss) applicable to common stockholders,
  shares outstanding and diluted LPS           $   (696)  17,419  $ (0.04)
                                               ========  ========  =======
     Three months ended September 30, 2006:
(Loss) applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $   (573)  17,436  $ (0.03)
											 ======
Dilutive effect of stock options and warrants                  -
                                               --------  --------
(Loss) applicable to common stockholders,
  shares outstanding and diluted LPS           $   (573)  17,436  $ (0.03)
                                               ========  ========  ======

						- 11 -
                                                  Net
                                                Income               EPS
                                                (Loss)    Shares    (LPS)
                                               --------  --------  -------
     Nine months ended September 30, 2007:
(Loss) applicable to common stockholders,
  weighted average shares outstanding
  and basic LPS                                $   (811)  17,419  $ (0.05)
											 ======
Dilutive effect of stock options and warrants                  -
                                               --------  -------
(Loss) applicable to common stockholders,
  shares outstanding and diluted LPS           $   (811)  17,419  $ (0.05)
                                               ========  =======  =======
     Nine months ended September 30, 2006:
Income applicable to common stockholders,
  weighted average shares outstanding
  and basic EPS                                $  7,190   17,059  $  0.42
											 ======
Dilutive effect of stock options and warrants                  -
                                               --------  --------
Income applicable to common stockholders,
  shares outstanding and diluted EPS           $  7,190   17,059  $  0.42
                                               ========  =======   ======
     Because the Company had a loss from continuing operations for the three and nine month periods ended September 30, 2006 and 2007, inclusion of options and warrants has an anti-dilutive effect. At September 30, 2007 and 2006, the
Company's stock options outstanding totaled 1,444,000 and 1,470,000, respectively.  At September 30, 2007 and 2006, outstanding warrants to purchase the Company's common stock totaled 4,173,489 and 4,156,568, respectively.

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

	At September 30, 2007, the Company had two stock option plans, stockholder approved, that permit the grants of share options and shares to its key employees, directors and consultants. As of September 30, 2007, 280,600 options remain available for grant under these plans, 1,444,000 options have been granted and 24,667 of the granted options are unvested. The Company believes that such awards better align the interests of its key employees, directors and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the market value of the Company's stock on the date of grant, generally vest over a two to three year period and have exercise terms ranging from five to ten years.

     There were no stock options granted during the first nine months of 2007. The Company recognized approximately $29,000 and $32,000 for the nine months ended September 30, 2007 and 2006, respectively, of non-cash compensation expense for the fair value of options granted to employees in prior years for the adoption of SFAS 123R.

NOTE 7:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is and has been involved in a number of lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. Since the Company's Annual Report filing on Form 10-K, the only significant changes are as follows:


						- 12 -

EPA Claim

	In July, 2007, the Company received a Request for Payment of the United States Environmental Protection Agency ("EPA") Costs. This request is for $490,400.67 and relates to costs incurred by the EPA at the Gambonini Mercury Site ("Site") in Petaluma, California from May 2004 through February 2007.
This Site, which was leased by Buttes Gas & Oil, a predecessor by merger to the Company, and used for mining purposes and operated as a mercury mine from 1965 to 1970 was the subject of a prior settlement agreement in 2003 between the Company and the EPA. Under that prior agreement, the Company agreed to pay $100,000, plus interest, to settle all past environmental response costs under the Comprehensive Environmental Response, Compensation and Liability
Act. The Company has been, and continues to be, in discussions with the EPA in an attempt to determine the validity of, and arrive at a settlement for, such costs. Management believes that it is probable that some cost contingency exists in this matter and, based on the prior settlement noted above, has provided an accrual of $20,000 in the third quarter of 2007 for such costs.

Suit by Steel Partners

       On August 21, 2007 Steel Partners II, L.P. ("Steel") sued the Company in the Supreme Court for New York County, New York to collect payment of a $3.5 million promissory note issued by the Company. In the suit, Steel also requests that the court order the Company, in preparation for foreclosure, to marshal all of its assets in which Steel has a security interest and that the court enter a judgment of foreclosure. The court denied Steel's request for a temporary restraining order and preliminary injunction to prevent the Company from selling any assets other than in the ordinary course of business. The Company has filed an Answer asserting several defenses to Steel's claims, including, among others, unconscionable and commercially unreasonable conduct by Steel and the restrictions on remedies set forth in the Intercreditor Agreement among the Company's secured lenders, including Steel. The Answer also contains counterclaims by the Company alleging fraud, breach of fiduciary duty and breach of an implied duty of good faith and fair dealing, in that Steel and certain other current or former lenders to the Company engaged in an improper conspiracy to use their position as creditors to take over ownership and control of the Company to the exclusion of the Company's existing stockholders.

Asbestos (ORC)

     Since the end of 2006, there have been no new claims presented to the Company. All previously presented actions in which the Company has been named have been tendered to and accepted by Rockwell Automation. The Company has incurred no costs in these matters and is unaware of the number of such actions settled or dismissed.

Asbestos (Alliance)

     Since the end of 2006, 306 new cases have been opened, 398 cases have been dismissed and 179 cases have been settled for a net reduction of 271 cases during the first nine months of 2007. The gross cost of the 179 case settlements was $225,000 and the gross amount of legal fees and costs incurred during the first nine months of 2007 was $699,000. The Company's insurance carriers cover the significant majority of these costs and the Company's total share of the $924,000 in settlement and other costs in the first nine months of 2007 was $132,000.

Product Warranties

     The Company provides for warranty claims at its cylinders segment. Amounts accrued are estimates of future claims based on historical claims experience or a management estimate related to a specifically identified issue. The Company reevaluates its product warranty reserve quarterly and adjusts it based on changes in historical experience and identification of new

						- 13 -
or resolution of prior specifically identified issues. A tabular reconciliation of the product warranty reserve for the nine-month periods ended September 30, 2007 and 2006 follows (in 000's):

                                                       September 30,
     Description                                     2007        2006
     ------------------------------------------    --------    --------
       Beginning balance                           $    122    $    133
     Add: Provision for estimated future claims         102          90
     Deduct: Cost of claims                             (80)        (78)
                                                   --------    --------
       Ending balance                              $    144    $    145
                                                   ========    ========
NOTE 8:  OPERATING SEGMENT DISCLOSURES

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                      Capital     Total
                               Net Sales  EBITDA(1)   Spending   Assets
                               ---------  ---------  ---------  ---------
Three months ended and
  at September 30, 2007:
------------------------                                         At 9/30
  Metals:                                                        --------
Cylinders                       $  4,016   $    (22)  $     50   $  6,645
Grating                            3,129        457         13      4,555
                                --------   --------   --------   --------
  Subtotal                         7,145        435         63     11,200
Corporate and other                    -       (481)         -      6,433
Discontinued operations                -          -         20     32,531
                                --------   --------   --------   --------
  Totals                        $  7,145        (46)  $     83   $ 50,164
                                ========              ========   ========
Depreciation                                    (60)
Interest expense, net                        (2,266)
                                           --------
  (Loss) from continuing operations
    before income taxes and
    minority interests                     $ (2,372)
                                           ========

Three months ended September 30, 2006 and
  at December 31, 2006:
------------------------                                         At 12/31
  Metals:                                                        --------
Cylinders                       $  3,949   $    (67)  $    217   $  6,825
Grating                            2,790        506         20      4,565
                                --------   --------   --------   --------
  Subtotal                         6,739        439        227     11,390
Corporate and other                    -       (538)         -      4,489
Discontinued operations                -          -        106     28,539
                                --------   --------   --------   --------
  Totals                        $  6,739        (99)  $    343   $ 44,418
                                ========              ========   ========
Depreciation                                    (49)
Interest expense, net                        (2,029)
                                           --------
  (Loss) from continuing operations
    before income taxes and
    minority interests                     $ (2,177)
                                           ========

                                                      Capital
                               Net Sales  EBITDA(1)   Spending
                               ---------  ---------  ---------
Nine months ended September 30, 2007:
-------------------------------------
  Metals:
Cylinders                       $ 12,320   $    227   $    182
Grating                            7,422      1,142         22
                                --------   --------   --------
  Subtotal                        19,742      1,369        204
Corporate and other                    -     (1,426)         -
Discontinued operations                -          -         86
                                --------   --------   --------
  Totals                        $ 19,742        (57)  $    290
                                ========              ========

Depreciation                                   (155)
Interest expense, net                        (5,979)
                                           --------
  (Loss) from continuing operations
    before income taxes and
    minority interests                     $ (6,191)
                                           ========
                                                      Capital
                               Net Sales  EBITDA(1)   Spending
                               ---------  ---------  ---------
Nine months ended September 30, 2006:
-------------------------------------
  Metals:
Cylinders                       $ 12,928   $    492   $    261
Grating                            6,133      1,109         52
                                --------   --------   --------
  Subtotal                        19,061      1,601        313
Corporate and other                    -     (1,721)         1
Discontinued operations                -          -        179
                                --------   --------   --------
  Totals                        $ 19,061       (120)  $    493
                                ========              ========

Gain on extinguishment of debt                4,945
Depreciation                                   (135)
Interest expense, net                        (6,185)
                                           --------
  (Loss) from continuing operations
    before income taxes and
    minority interests                     $ (1,495)
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

NOTE 9:   DISCONTINUED OPERATIONS

 	At September 30, 2007 and December 31, 2006, the assets and liabilities of discontinued operations are comprised primarily of the assets and liabilities of the pressure vessel business plus the remaining assets and liabilities of the Rostone business. Such assets and liabilities are as follows (in thousands):

				                     September 30    December 31
							        2007          2006
                                             ------------    -----------
     CURRENT ASSETS:
Cash and cash equivalents			     $    223	 $      4
Receivables, net						  4,522	    4,610
Inventories, net						 11,843	    8,398
Other current assets                	        1,239	      539
								-------	  -------
Total current assets				     $ 17,827      $ 13,551
                                         	     ========	 ========
     CURRENT LIABILITIES:
Trade payables                         	     $  1,089      $  1,125
Other current liabilities			        6,449	    2,954
								-------	  -------
Total current liabilities			     $  7,538	 $  4,079
                                               ========      ========
     OTHER ASSETS:
Property, plant and equipment, held
	for sale   				 	     $  5,201 	 $  5,485
Goodwill							  9,503	    9,503
							     --------      --------
Total other assets				     $ 14,704      $ 14,988
                                        	     ========      ========
     OTHER LIABILITIES:
Pension and other post retirement
	benefit liabilities  			     $  2,859      $  3,272
                                               ========      ========

	Results of discontinued operations for the quarters ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 relate solely to the pressure vessel business while the results of discontinued operations for the nine months ended September 30, 2006 relate both to the pressure vessel business and Oneida. A summarization of such results is as follows (in thousands):

3-months ended September 30, 2007    3-months ended September 30, 2006
---------------------------------    ---------------------------------
Net sales                 $ 9,518    Net sales                $  8,971
Income before taxes         1,871    Income before taxes         1,820

9-months ended September 30, 2007    9-months ended September 30, 2006
---------------------------------    ---------------------------------
Net sales                 $29,476    Net sales                $ 28,253
Income before taxes         5,836    Income before taxes         4,820


NOTE 10:  COMPONENTS OF BENEFIT COSTS

     The following tables present the components of net periodic benefit costs for Metals pension and Metals and Corporate Executive Payroll other postretirement plans for the three and nine month periods ended September 30, 2007 and 2006 (000's)(unaudited):

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    2007        2006        2007        2006
                                   ------      ------      ------       -----
Benefits earned during year        $   32      $   53      $   22      $   28
Interest cost                          63          60          30          29
  Amortization of:
Prior service cost                      4           4           -           -
Unrecognized net loss (gain)            8           8          11          18
Unrecognized net obligation             -           -          12          12
Expected return on plan assets        (82)        (72)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   25      $   53      $   75      $   87
                                   ======      ======      ======      ======

                                        Pension              Postretirement
                                   ------------------      ------------------
                                     9-months ended          9-months ended
                                   ------------------      ------------------
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    2007        2006        2007        2006
                                   ------      ------      ------       -----
Benefits earned during year        $   96      $  159      $   66      $   84
Interest cost                         189         180          90          87
  Amortization of:
Prior service cost                     12          12           -           -
Unrecognized net loss (gain)           24          24          33          54
Unrecognized net obligation             -           -          36          36
Expected return on plan assets       (246)       (216)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   75      $  159      $  225      $  261
                                   ======      ======      ======      ======
  	In May 2007, the Company made a required payment of $540,000 to the Metals pension plan.

	The following tables present the components of net periodic benefit costs for the discontinued plastics operation pension and other postretirement plans for the three and nine month periods ended September 30, 2007 and 2006 (000's)(unaudited):
                                        Pension              Postretirement
                                   ------------------      ------------------
                                     3-months ended          3-months ended
                                   ------------------      ------------------
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    2007        2006        2007        2006
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $    -
Interest cost                          57          55           7           8
  Amortization of:
Unrecognized net loss (gain)           21          17           -           -
Expected return on plan assets        (70)        (65)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $    8      $    7      $    7      $    8
                                   ======      ======      ======      ======
						- 17 -
                                          Pension              Postretirement
                                   ------------------      ------------------
                                     9-months ended          9-months ended
                                   ------------------      ------------------
                                      September 30,           September 30,
                                   ------------------      ------------------
                                    2007        2006        2007        2006
                                   ------      ------      ------      ------
Benefits earned during year        $    -      $    -      $    -      $    -
Interest cost                         171         165          21          24
  Amortization of:
Unrecognized net loss (gain)           63          51           -           -
Expected return on plan assets       (210)       (195)          -           -
                                   ------      ------      ------      ------
Defined benefit pension and
  total other postretirement
  benefits costs                   $   24      $   21      $   21      $   24
                                   ======      ======      ======      ======

	The Company was not required to make any contribution to the discontinued plastics operation pension plan in 2007.

NOTE 11:  INCOME TAXES

	The Company currently files an income tax return in the U.S. federal jurisdiction as well as in Pennsylvania, Illinois and Indiana. Tax returns for the years 2004 through 2006 remain open for examination in various tax jurisdictions in which it operates or operated.

	The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at September 30, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of September 30, 2007, no interest or penalties related to uncertain tax positions had been accrued.



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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to
  Three Months Ended September 30, 2006

     Net sales and gross margin percentages for the three months ended September 30, 2007 and 2006 are as follows ($ in thousands):

                       Net Sales       	       Gross Margin
                 --------------------  		--------------
     			   2007       2006  	       2007    2006
                 ---------  ---------  		------  ------
Cylinders        $   4,016      3,949   		  11.6%   11.2%
Grating              3,129      2,790   		  23.0%   26.6%
                 ---------  --------- 		 ------  ------
  Totals         $   7,145  $   6,739  		  16.6%   17.6%
                 =========  =========  		======  ======

     Net sales for the third quarter of 2007 were up 6.0% from the same quarter of 2006, reflecting a slight increase in cylinder sales and a 12% increase in grating sales. The slight increase in cylinder sales reflects primarily period to period increases and decreases to existing customers due to a variety of reasons with no discernible tread. The increase in grating sales continues to reflect the improving business environment in China.

     Gross margin as a percentage of sales decreased by 1.0 percentage point in the third quarter of 2007 compared to the comparable quarter of 2006 as a result of a lower margin percentage in the grating segment. This decrease from the prior year in the grating segment margin results primarily from price pressures in the China marketplace, a trend that is expected to continue during the current year. The increase in gross margin percentage in the cylinder segment mainly reflects a more favorable product mix in 2007 compared to 2006.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the third quarter of 2007 were $1.3 million, down $43,000 from the expenses for the third quarter of 2006. This decrease in expense reflects a decrease in SGA expenses in the cylinder segment and at corporate offset somewhat by an increase in marketing expense in the grating business in connection with the increase in sales in that segment. The reductions in SGA expense in the cylinder business and at corporate are partially related to reductions in staff and partially related to other expense reductions. As a percentage of sales, SGA expenses decreased to 18.0% for the third quarter of 2007 from 19.8% for the third quarter of 2006. [The Company continues to look for ways to cut costs in all areas.]

Other Income/Expense

     Other expense for the third quarter of 2007 was $1,000, compared to a net zero income/expense for the third quarter of 2006. There were no significant offsetting items of other income and expense in either period.

Minority Interests

     Minority interests for the third quarter in 2007 and 2006 were $159,000 and $175,000, respectively. These amounts represent the income during the quarter allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership.

Interest Expense

     Interest expense for the third quarter of 2007 was $2.3 million compared to $2.0 million for the third quarter of 2006. This increase reflects an increase of $0.6 million in interest expense related primarily to (i) the Senior Notes resulting from the accrual of interest at the default interest rate of 15% on both the principal balance as well as on the missed interest payments and (ii) the Wachovia revolver due to a higher revolver balance in 2007 over 2006 and increased financing fees related to such facility, offset somewhat by interest expense reductions of approximately $0.3 million, primarily resulting from the completion in December 2006 of the amortization of the deferred financing expenses originally recorded in connection with the Wachovia loan agreement in December 2003.

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

Nine Months Ended September 30, 2007 Compared to
  Nine Months Ended September 30, 2006

     Net sales and gross margin percentages for the nine months ended September 30, 2007 and 2006 are as follows ($ in thousands):

                       Net Sales        	Gross Margin
                 --------------------  	--------------
                    2007       2006     	 2007    2006
                 ---------  ---------  	------  ------
Cylinders           12,320     12,928   	 13.4%   15.9%
Grating              7,422      6,133   	 25.4%   27.7%
                 ---------  ---------  	------  ------
  Totals         $  19,742  $  19,061   	 17.9%   19.7%
                 =========  =========  	======  ======

     Net sales were up 3.6% during the first nine months of 2007 compared to the same period in 2006 reflecting a decrease of 4.7% in cylinder segment sales being more than offset by a 21.0% increase in grating segment sales. The decrease in cylinder sales reflects the comparative decline that occurred in the first quarter of 2007 resulting from both a general weakness in the hydraulic and double welded cylinder product lines as well as the financial weakness of several customers that caused a hold to be put on shipments to them. Second and third quarter sales in 2007 were slightly better than comparable cylinder sales in 2006. The increase in grating sales reflects an improving business environment in China somewhat reflecting the Chinese government's five year planning cycle that began last year.

     Gross margin as a percentage of sales decreased by 1.8 percentage points in the first nine months of 2007 compared to the comparable period of 2006 reflecting lower margin percentages in both segments. The decline in the cylinder segment margin primarily reflects the effects of manufacturing inefficiencies resulting from the large decrease in volume in the first half of 2007 compared to the comparable period of 2006 with a product mix that negatively impacted margins in 2007 compared to 2006. This decline in gross margin reversed slightly in the third quarter of 2007. The decrease in gross margin percentage in grating sales has occurred in all three quarters of 2007 compared to the same periods in 2006 and reflects the effects of price pressures in the China marketplace. This trend is expected to continue for the remainder of the year.

Selling, General and Administrative

     Selling, general and administrative (SGA) expenses for the first nine months of 2007 were $3.7 million, down $251,000 from the expenses for the comparable period in 2006. This decrease in expense reflects a decrease in SGA expenses in the cylinder segment and at corporate offset somewhat by an increase in marketing expense in the grating business in connection with the increase in sales in that segment. The reductions in SGA expense in the cylinder business and at corporate are partially related to reductions in staff and partially related to other expense reductions. As a percentage of sales, SGA expenses decreased to 19.0% for the first nine months of 2007 from 21.0% for the comparable period in 2006. [The Company continues to look for ways to cut costs in all areas.]


Gain on Debt Extinguishments

	There were $4.9 million of gains on debt extinguishment during the first nine months of 2006. Of this amount, $4.0 million related to the settlement of the SFSC debt and $0.9 million related to the settlement of a $1.017 million note payable. There were no such settlements in the first nine months of 2007.

Other Income

     Other income for the first nine months of 2007 was $2,000, compared to other expense of $3,000 for the comparable period in 2006. There were no significant offsetting items of other income and expense in either period.

Minority Interests

     Minority interests for the first nine months of 2007 and 2006 were $371,000 and $367,000, respectively. These amounts represent the income during the period allocated to the minority ownerships of the Company's consolidated foreign grating joint venture. Minority interests are calculated based on the percentage of minority ownership. From a balance sheet perspective, minority interest was reduced by the minority ownership's share of the 2007 dividend that was declared in the first quarter of the year.

Interest Expense

     Interest expense for the first nine months of 2007 was $6.0 million compared to $6.2 million for the comparable period in 2006. This decrease reflects reductions of $1.3 million, primarily resulting from decrease in amortization of deferred financing expenses originally recorded in connection with the Wachovia loan agreement whose initial term expired in December 2006 and a reduction in interest expense resulting from the payments and settlements of debt in the first half of 2006 as a result of the liquidity provided by the sale of Oneida offset somewhat by increases of $1.2 million primarily resulting from an increase in interest expense related to the Senior Notes resulting from the accrual of interest at the default interest rate of 15% on both the principal balance as well as on the missed interest payments and higher interest expense due to a higher revolver balance in 2007 and increased financing fees.

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

LIQUIDITY AND CAPITAL RESOURCES

General

     The Company manages its liquidity as a consolidated enterprise. The operating groups of the Company carry minimal cash balances. Cash generated from group operating activities is used to repay borrowings under a revolving credit arrangement that is part of the Loan Agreement with Wachovia, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for group operating activities is provided from funds available under the same revolving credit arrangement.

Recent Events

13% Senior Notes

     The Company's tender offer for its Senior Notes was not accepted by a holder of approximately 72% of the outstanding Senior Notes. As a result, the tender offer was terminated and withdrawn on January 10, 2007. The 13% restructured Senior Notes and accumulated interest, which totaled $30.8 million at December 31, 2006, became due and payable on January 3, 2007. The Company did not make such payment and thus continued to be in default under the Indenture under which the Senior Notes were issued. However, under an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders cannot commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of its demand for payment. On February 2, 2007, Wachovia received written notice of such demand for payment. The standstill period thus expired as of August 2, 2007. As of September 30, 2007, the total amount due and payable on the 13% Senior Notes, including accumulated interest, was approximately $36.4 million.

Wachovia Loan Agreement

     On January 22, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from January 22, 2007 until April 23, 2007. On April 23, 2007, the Company and Wachovia entered into a letter agreement to extend the term of the existing Loan Agreement and all other associated financing agreements from April 23, 2007 until June 15, 2007. Since June 15, 2007, seven various letter/forbearance agreements extended the Loan Agreement and all associated financing agreements to October 1, 2007. Wachovia did not grant the Company any additional extension of the existing Loan Agreement until October 26, 2007 immediately subsequent to the Company's entering into an agreement for the sale of its pressure vessel business as described below. At that time, Wachovia agreed to extend the loan facility until November 5, 2007. On November 7, 2007, Wachovia again extended the loan facility until November 30, 2007 subject to certain conditions related to the sale of the Company's pressure vessel business. As described below, the sale of this business was terminated and, as a result, the Wachovia extension of the loan facility also was terminated. The Company is currently discussing all of its options with Wachovia.

Sale of Business

	In late January 2007, management decided that it would actively market its pressure vessel business and, as a result, has presented the assets, liabilities and operations of the pressure vessel business as a discontinued operation. (See NOTE 9.) The Company intends to provide liquidity to pay off all, or the majority, of its debt through the sale of this pressure vessel business. On August 16, 2007, an agreement to sell this business to a foreign company was terminated. Thereafter, the Company continued its active

						- 22 -
marketing of the business and, on October 25, 2007, the Company entered into an Asset Purchase Agreement ("APA") with CPI Industries, Inc., an affiliate of H.I.G. Capital, LLC, to sell substantially all of the assets and operating liabilities of its pressure vessel business for consideration, subject to adjustment, of $56 million to be paid at the time of closing and $2 million in deferred payments. The sale was scheduled to close on December 15, 2007, subject to the satisfaction of certain conditions precedent. . On November 12, 2007, CPI Industries, Inc. informed the Company that it was terminating the APA. The Company is currently discussing the sale of this business with other interested buyers.

	The sale of the pressure vessel business on the terms set forth in the now terminated APA would have provided sufficient liquidity to pay off all of the Company's secured debt and accrued interest, which was approximately $53.5 million at November 1, 2007. Such a scenario, although producing a virtually debt free entity, would leave the Company with much fewer assets and far less EBITDA in its continuing cylinder and grating businesses.

	The Company is still hopeful that it will be able to work with its existing secured lenders and complete a sale of its pressure vessel business within the next three months. Absent this occurring, the Company's ability to take other actions to meet its debt obligations would be severely limited and would have an adverse impact on the Company's liquidity, financial position and future operations.

SUMMARY OF 2007 ACTIVITIES

     Cash and cash equivalents from continuing operations totaled $2.8 million at September 30, 2007, $1.2 million higher than the comparable amount at December 31, 2006. This resulted from the $1.3 million of net cash provided by operating activities and $0.4 million of net cash provided by financing activities being offset somewhat by $0.3 million of net cash used in investing activities and a $0.2 million change in cash from discontinued operations. Cash and cash equivalents at the end of a period represent U.S. lockbox receipts from customers to be applied to our Wachovia revolving credit facility in the following one to two business days as well as foreign cash resident in our Chinese joint venture.

Operating Activities

     Operating activities provided a net $1.3 million in cash in the nine month period ended September 30, 2007 resulting primarily from an increase of $3.5 million in accrued interest being offset by (i) the use of $1.2 million in the growth of continuing operations working capital, (ii) the use of $0.6 million in the growth of discontinued operations working capital and (iii) the net use of $0.4 million, mainly resulting from the net loss for the period.

Investing Activities

     Investing activities used $0.3 million in cash in the nine month period ended September 30, 2007 as a result of capital expenditures.

Financing Activities

     Financing activities provided a net $0.4 million in cash in the nine months ended September 30, 2007 resulting from a net increase of $0.7 million in borrowings under the Wachovia revolving credit facility offset by a $0.3 million use of cash in the payment of the Chinese joint venture dividend that went to the minority partner.

FACTORS THAT COULD AFFECT FUTURE RESULTS

All of Reunion's debt for borrowed money is in default

	Since 2001, the Company has not been able to make any of the scheduled interest payments on the Senior Notes and has not been able to make any
							- 23 -
payments of principal on such currently matured Senior Notes. Additionally, the principal amount of the restructured Senior Notes matured on January 3, 2007 and was not paid. As a result, events of default have occurred under the Indenture ("Indenture Default") under which the Senior Notes were issued. According to an Intercreditor and Subordination Agreement entered into in December 2003 among Wachovia, the holders of the Senior Notes and certain other lenders, the Senior Note holders could not commence any action to enforce their liens on any collateral for a 180 day period beginning after the date of receipt by Wachovia, the senior secured lender, of a written notice from the Senior Note holders informing Wachovia of such Indenture Default and demanding acceleration or immediate payment. On February 2, 2007, Wachovia received written notice of such demand for payment. The standstill period thus expired as of August 2, 2007. As of September 30, 2007, the total amount due and payable on the 13% Senior Notes, including accumulated interest, was $36.4 million.

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

Reunion as a going concern

	The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2007, the Company has a deficiency in working capital of $40.2 million, a loss from continuing operations for the first nine months of 2007 of $6.6 million and a deficiency in assets of $23.8 million. Additionally, at September 30,2007, the Company was in default on substantially all of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Over the past several years, the Company has taken steps to improve its liquidity and defer the principal maturities of a significant portion of its

						- 24 -
debt. Although the Company is attempting to sell its pressure vessel business in an effort to pay off its debt obligations and provide liquidity (See above:
Recent Developments - Sale of Business), no assurances exist that the Company will be successful in its efforts and failure to accomplish the sale could have an adverse impact on the Company's liquidity, financial position and future operations.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is involved in various legal proceedings and environmental matters. There have been no significant changes in such proceedings or matters since the end of the preceding fiscal years, except as follows:

EPA Claim

	In July, 2007, the Company received a Request for Payment of the United States Environmental Protection Agency ("EPA") Costs. This request is for $490,400.67 and relates to costs incurred by the EPA at the Gambonini Mercury Site ("Site") in Petaluma, California from May 2004 through February 2007.
This Site, which was leased by Buttes Gas & Oil, a predecessor by merger to the Company, and used for mining purposes and operated as a mercury mine from 1965 to 1970 was the subject of a prior settlement agreement in 2003 between the Company and the EPA. Under that prior agreement, the Company agreed to pay $100,000, plus interest, to settle all past environmental response costs under the Comprehensive Environmental Response, Compensation and Liability
Act. The Company has been, and continues to be, in discussions with the EPA in

						- 25 -
an attempt to determine the validity of, and arrive at a settlement for, such costs. Management believes that it is probable that some cost contingency exists in this matter and, based on the prior settlement noted above, has provided a reserve of $20,000 in the third quarter of 2007 for such costs.

Suit by Steel Partners

       On August 21, 2007 Steel Partners II, L.P. ("Steel") sued the Company in the Supreme Court for New York County, New York to collect payment of a $3.5 million promissory note issued by the Company. In the suit, Steel also requests that the court order the Company, in preparation for foreclosure, to marshal all of its assets in which Steel has a security interest and that the court enter a judgment of foreclosure. The court denied Steel's request for a temporary restraining order and preliminary injunction to prevent the Company from selling any assets other than in the ordinary course of business. The Company has filed an Answer asserting several defenses to Steel's claims, including, among others, unconscionable and commercially unreasonable conduct by Steel and the restrictions on remedies set forth in the Intercreditor Agreement among the Company's secured lenders, including Steel. The Answer also includes a counter claim by the Company against Steel, which asserts the same claims as are made by the Company against Steel in the separate suit described in the next paragraph.

       On September 21, 2007 the Company filed suit against Steel and LC Capital Master Fund, Ltd. (collectively, the "Steel Parties") in the Court of Common Pleas for Allegheny County, Pennsylvania. In this suit the Company alleges fraud in the inducement, fraud in the administration of loans to the Company, breach of an implied duty of good faith and fair dealing, in that Steel Parties engaged in an improper conspiracy to use their position as creditors to take over ownership and control of the Company to the exclusion of the existing stockholders. The defendants have not yet filed an Answer in this suit.

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

Date:  November 14, 2007                     REUNION INDUSTRIES, INC.
       -----------------                          (Registrant)

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

Date:  November 14, 2007

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

Date:  November 14, 2007

/s/ John M. Froehlich
-------------------------------------
    Chief Financial Officer

                                                                  EXHIBIT 32.1

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended September 30, 2007, I, Kimball J. Bradley, Chief Executive Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:

1. this Form 10-Q for the quarter ended September 30, 2007 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   September 30, 2007 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: November 14, 2007

/s/ Kimball J. Bradley
---------------------------
Chief Executive Officer

                                                                  EXHIBIT 32.2

                             REUNION INDUSTRIES, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of Reunion Industries, Inc. for the quarter ended September 30, 2007, I, John M. Froehlich, Chief Financial Officer of Reunion Industries, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, that:


1. this Form 10-Q for the quarter ended September 30, 2007 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Form 10-Q for the quarter ended
   September 30, 2007 fairly presents, in all material respects, the financial condition and results of operations of Reunion Industries, Inc. for the periods presented therein.


Date: November 14, 2007

/s/ John M. Froehlich
---------------------------
Chief Financial Officer